Form 10-Q
period 2014-06-30
Equity Commonwealth
filed 2014-08-07
CIK 803649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9317

EQUITY COMMONWEALTH

(Exact Name of Registrant as Specified in Its Charter)

Maryland	04-6558834
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Two North Riverside Plaza, Suite 600, Chicago, IL	60606
(Address of Principal Executive Offices)	(Zip Code)

(312) 646-2800
(Registrant’s Telephone Number, Including Area Code)

CommonWealth REIT

Two Newton Place, 255 Washington Street

Suite 300, Newton, MA  02458

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of August 5, 2014:  128,870,903.

EQUITY COMMONWEALTH

FORM 10-Q

June 30, 2014

References in this Quarterly Report on Form 10-Q to the “Company”, “EQC”, “we”, “us” or “our” refer to Equity Commonwealth and its consolidated subsidiaries, as of June 30, 2014, unless the context indicates otherwise.

EXPLANATORY NOTE

The financial information presented in this Quarterly Report on Form 10-Q includes the results of operations of Select Income REIT, or SIR, for periods prior to July 2, 2013 when SIR was EQC’s consolidated subsidiary, unless the context indicates otherwise.  SIR is itself a public company that has common shares registered under the Securities Exchange Act of 1934, as amended.  On July 2, 2013, SIR completed an underwritten public offering of its common shares, at which time we ceased to own a majority of SIR’s common shares.  Accordingly, following July 2, 2013, we did not consolidate our investment in SIR, but instead accounted for such investment under the equity method.  On July 9, 2014, we sold our entire stake of 22,000,000 common shares of SIR and thus no longer hold any interest in SIR.

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

i

PART I.      Financial Information

Item 1.         Financial Statements.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Real estate properties:
Land	$748,302	$699,135
Buildings and improvements	5,146,617	4,838,030
	5,894,919	5,537,165
Accumulated depreciation	(956,057)	(895,059)
	4,938,862	4,642,106
Properties held for sale	—	573,531
Acquired real estate leases, net	227,197	255,812
Equity investments	531,862	517,991
Cash and cash equivalents	428,373	222,449
Restricted cash	22,829	22,101
Rents receivable, net of allowance for doubtful accounts of $7,451 and $7,885, respectively	238,033	223,769
Other assets, net	206,204	188,675
Total assets	$6,593,360	$6,646,434

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$235,000	$235,000
Senior unsecured debt, net	1,856,373	1,855,900
Mortgage notes payable, net	895,231	914,510
Liabilities related to properties held for sale	—	28,734
Accounts payable and accrued expenses	138,412	165,855
Assumed real estate lease obligations, net	31,354	33,935
Rent collected in advance	29,266	27,553
Security deposits	13,852	11,976
Due to related persons	22,984	9,385
Total liabilities	3,222,472	3,282,848

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6 1/2% cumulative convertible; 4,916,997 and 15,180,000 shares issued and outstanding, respectively, aggregate liquidation preference of $122,925 and $379,500, respectively	119,286	368,270
Series E preferred shares; 7 1/4% cumulative redeemable on or after May 15, 2016; 11,000,000 shares issued and outstanding, aggregate liquidation preference $275,000	265,391	265,391
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 128,859,923 and 118,386,918 shares issued and outstanding, respectively	1,289	1,184
Additional paid in capital	4,483,653	4,213,474
Cumulative net income	2,235,673	2,209,840
Cumulative other comprehensive loss	(21,205)	(38,331)
Cumulative common distributions	(3,111,868)	(3,082,271)
Cumulative preferred distributions	(601,331)	(573,971)
Total shareholders’ equity	3,370,888	3,363,586
Total liabilities and shareholders’ equity	$6,593,360	$6,646,434

See accompanying notes.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$172,407	$210,013	$344,447	$421,313
Tenant reimbursements and other income	42,787	52,175	88,007	103,487
Total revenues	215,194	262,188	432,454	524,800

Expenses:
Operating expenses	92,701	104,105	194,432	208,235
Depreciation and amortization	59,831	63,459	111,480	126,029
General and administrative	24,097	21,049	48,945	37,712
Loss on asset impairment	22,683	—	17,922	—
Acquisition related costs	—	145	5	773
Total expenses	199,312	188,758	372,784	372,749

Operating income	15,882	73,430	59,670	152,051

Interest and other income	281	249	665	704
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of ($300), $265, ($609) and $873, respectively)	(37,899)	(43,320)	(75,834)	(95,216)
Loss on early extinguishment of debt	—	—	—	(60,027)
(Loss) gain on sale of equity investments	(33)	—	(33)	66,293
Gain on issuance of shares by an equity investee	16,911	—	17,020	—
(Loss) income from continuing operations before income tax expense and equity in earnings of investees	(4,858)	30,359	1,488	63,805
Income tax expense	(908)	(754)	(1,463)	(1,742)
Equity in earnings of investees	12,454	159	23,388	4,421
Income from continuing operations	6,688	29,764	23,413	66,484
Discontinued operations:
Income from discontinued operations	4,114	1,643	8,125	1,637
Loss on asset impairment from discontinued operations	(2,072)	(4,589)	(2,360)	(8,535)
Loss on early extinguishment of debt from discontinued operations	(3,345)	—	(3,345)	—
Net gain on sale of properties from discontinued operations	—	2,099	—	3,359
Income before gain on sale of properties	5,385	28,917	25,833	62,945
Gain on sale of properties	—	—	—	1,596
Net income	5,385	28,917	25,833	64,541
Net income attributable to noncontrolling interest in consolidated subsidiary	—	(10,028)	—	(19,985)
Net income attributable to Equity Commonwealth	5,385	18,889	25,833	44,556
Preferred distributions	(6,982)	(11,151)	(18,133)	(22,302)
Distribution on conversion of preferred shares	(16,205)	—	(16,205)	—
Net (loss) income available for Equity Commonwealth common shareholders	$(17,802)	$7,738	$(8,505)	$22,254

Amounts attributable to Equity Commonwealth common shareholders:
(Loss) income from continuing operations	$(16,499)	$8,585	$(10,925)	$25,793
Income from discontinued operations	4,114	1,643	8,125	1,637
Loss on asset impairment from discontinued operations	(2,072)	(4,589)	(2,360)	(8,535)
Loss on early extinguishment of debt from discontinued operations	(3,345)	—	(3,345)	—
Net gain on sale of properties from discontinued operations	—	2,099	—	3,359
Net (loss) income	$(17,802)	$7,738	$(8,505)	$22,254

Weighted average common shares outstanding — basic and diluted	123,812	118,309	121,121	106,298

Basic and diluted earnings per common share attributable to Equity Commonwealth common shareholders:
(Loss) income from continuing operations	$(0.13)	$0.07	$(0.09)	$0.24
(Loss) income from discontinued operations	$(0.01)	$(0.01)	$0.02	$(0.03)
Net (loss) income available for common shareholders	$(0.14)	$0.07	$(0.07)	$0.21

Distributions declared per common share	$—	$0.25	$0.25	$0.50

See accompanying notes.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$5,385	$28,917	$25,833	$64,541

Other comprehensive income (loss), net of tax:
Unrealized gain on derivative instruments	627	2,782	1,627	3,833
Foreign currency translation adjustments	4,961	(37,821)	15,548	(36,848)
Equity in unrealized income (loss) of an investee	(69)	(146)	(49)	(162)
Total comprehensive income (loss)	10,904	(6,268)	42,959	31,364

Less: comprehensive income attributable to noncontrolling interest in consolidated subsidiary	—	(9,996)	—	(19,949)

Comprehensive income (loss) attributable to Equity Commonwealth	$10,904	$(16,264)	$42,959	$11,415

See accompanying notes.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,833	$64,541
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	80,512	96,006
Net amortization of debt discounts, premiums and deferred financing fees	(612)	913
Straight line rental income	(7,201)	(19,798)
Amortization of acquired real estate leases	27,806	33,060
Other amortization	9,579	9,806
Loss on asset impairment	20,282	8,535
Loss on early extinguishment of debt	3,345	60,027
Equity in earnings of investees	(23,388)	(4,421)
Loss (gain) on sale of equity investments	33	(66,293)
Gain on issuance of shares by an equity investee	(17,020)	—
Distributions of earnings from investees	20,680	4,111
Net gain on sale of properties	—	(4,955)
Other non-cash expenses	18,402	—
Change in assets and liabilities:
Restricted cash	641	966
Rents receivable and other assets	(19,856)	(22,449)
Accounts payable and accrued expenses	(7,833)	(15,737)
Rent collected in advance	(2,339)	(7,730)
Security deposits	241	122
Due to related persons	47	(3)
Cash provided by operating activities	129,152	136,701

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	—	(165,110)
Real estate improvements	(60,437)	(53,908)
Principal payments received from direct financing lease	3,612	3,444
Proceeds from sale of properties, net	185,179	33,863
Proceeds from sale of equity investments, net	5,776	239,576
Distributions in excess of earnings from investees	—	168
Increase in restricted cash	(1,369)	(2,349)
Cash provided by investing activities	132,761	55,684

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	—	626,809
Repurchase and retirement of outstanding debt securities	—	(728,021)
Proceeds from borrowings	—	936,000
Payments on borrowings	(15,998)	(962,207)
Deferred financing fees	—	(1,200)
Distributions to common shareholders	(29,597)	(50,527)
Distributions to preferred shareholders	(11,151)	(22,302)
Distributions to noncontrolling interest in consolidated subsidiary	—	(14,863)
Cash used in financing activities	(56,746)	(216,311)

Effect of exchange rate changes on cash	757	(773)

Increase (decrease) in cash and cash equivalents	205,924	(24,699)
Cash and cash equivalents at beginning of period	222,449	102,219
Cash and cash equivalents at end of period	$428,373	$77,520

See accompanying notes.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$77,120	$109,108
Taxes paid	2,732	1,134

NON-CASH INVESTING ACTIVITIES:
Investment in real estate mortgage receivable	$—	$(7,688)

See accompanying notes.

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Equity Commonwealth and its subsidiaries, or the Company, EQC, we, us or our, have been prepared without audit.  Certain information and footnote disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2013, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances with or among our subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

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

Note 2.  Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08.  ASU 2014-08 changes the criteria for reporting a discontinued operation.  Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation.  We are required to adopt ASU 2014-08 prospectively for all disposals of components of our business classified as held for sale during fiscal periods beginning after December 15, 2014 and are currently evaluating what impact, if any, its adoption will have to the presentation of our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This update is effective for interim and annual reporting periods beginning after December 15, 2016.  We are currently in the process of evaluating the impact, if any, the adoption of this ASU will have on our condensed consolidated financial statements.

Note 3.  Board of Trustees

On March 18, 2014, Related Fund Management, LLC, or Related, and Corvex Management LP, or together, Related/Corvex, delivered to us written consents which they represented were from a sufficient number of holders of our outstanding common shares to remove all of our then Trustees and any other person or persons elected or appointed to our Board of Trustees prior to the effective time of the Related/Corvex removal proposal. After inspection, our then Board of Trustees determined that holders of more than two-thirds of our outstanding common shares as of the February 18, 2014 record date consented to the Related/Corvex proposal, reaching the threshold required to remove all of our then Trustees and any other person or persons appointed as a Trustee prior to the effective time of the Related/Corvex removal proposal. Accordingly, on March 25, 2014, all of our then Trustees, or our Prior Trustees, certified their removal as Trustees of EQC.

On May 23, 2014, at a special meeting of our shareholders, or the Special Meeting, the following seven individuals were elected to serve on our Board of Trustees, or the New Board of Trustees: Sam Zell, who serves as the Chairman of the New Board of Trustees, James S. Corl, Edward A. Glickman, David A. Helfand, Peter Linneman, James L. Lozier, Jr. and Kenneth Shea.  Each of the foregoing individuals was nominated to serve on the New Board of Trustees by Related/Corvex.

Note 4.  Real Estate Properties

During the six months ended June 30, 2014, we made improvements to our properties totaling $47.0 million.

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property Sales:

We classify all properties that meet the criteria outlined in the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification, or the Codification, as held for sale, as such on our condensed consolidated balance sheets.  As of June 30, 2014, we had no properties classified as held for sale.  On June 27, 2014, we sold one central business district, or CBD, property (two buildings) and 13 suburban properties (41 buildings) with a combined 2,784,098 square feet for an aggregate sales price of $215.9 million, excluding mortgage debt repayments and closing costs.  In conjunction with this transaction, we recognized a loss on asset impairment of $2.4 million and a loss on early extinguishment of debt of $3.3 million.  These properties were previously classified as held for sale as of both March 31, 2014 and December 31, 2013.

During March 2014, we ceased to actively market two CBD properties (two buildings) and 29 suburban properties (65 buildings) with a combined 5,641,450 square feet that we had previously classified as held for sale as of December 31, 2013.  These properties were not under agreement for sale when our Prior Trustees were removed in March 2014.  These properties were reclassified to properties held and used in operations because they no longer meet the requirements under GAAP for classification as held for sale.  Operating results for these properties were reclassified from discontinued operations to continuing operations for all periods presented herein.  In connection with this reclassification, we reversed previously recorded impairment losses totaling $4.8 million, which includes the elimination of estimated costs to sell.

Results of operations for properties sold or held for sale are included in discontinued operations in our condensed consolidated statements of operations once the criteria for discontinued operations in the Presentation of Financial Statements Topic of the Codification are met.  Summarized balance sheet information for all properties classified as held for sale and income statement information for all properties sold is as follows (in thousands):

Balance Sheet:

December 31, 2013
Real estate properties	$536,552
Acquired real estate leases	6,937
Rents receivable	14,180
Other assets, net	15,862
Properties held for sale	$573,531

Mortgage notes payable	$20,018
Assumed real estate lease obligations	2,070
Rent collected in advance	4,043
Security deposits	2,603
Liabilities related to properties held for sale	$28,734

Income Statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Rental income	$6,962	$15,122	$14,236	$30,634
Tenant reimbursements and other income	801	2,081	1,323	3,812
Total revenues	7,763	17,203	15,559	34,446

Operating expenses	3,375	10,028	6,854	21,592
Depreciation and amortization	—	3,930	—	7,883
General and administrative	—	1,169	3	2,456
Total expenses	3,375	15,127	6,857	31,931

Operating income	4,388	2,076	8,702	2,515

Interest and other income	—	9	—	12
Interest expense	(274)	(442)	(577)	(890)
Income from discontinued operations	$4,114	$1,643	$8,125	$1,637

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5.  Investment in Direct Financing Lease

We have an investment in a direct financing lease that relates to a lease with a term that exceeds 75% of the useful life of an office tower located within a mixed use property in Phoenix, AZ.  We recognize income using the effective interest method to produce a level yield on funds not yet recovered.  Estimated unguaranteed residual values at the date of lease inception represent our initial estimates of the fair value of the leased assets at the expiration of the lease, which do not exceed their original cost.  Significant assumptions used in estimating residual values include estimated net cash flows over the remaining lease term and expected future real estate values.  The carrying amount of our net investment is included in other assets in our condensed consolidated balance sheets.  The following table summarizes the carrying amount of our net investment in this direct financing lease (in thousands):

	June 30,	December 31,
	2014	2013
Total minimum lease payments receivable	$18,937	$22,986
Estimated unguaranteed residual value of leased asset	4,951	4,951
Unearned income	(7,737)	(8,174)
Net investment in direct financing lease	$16,151	$19,763

We monitor the payment history and credit profile of the tenant and have determined that no allowance for losses related to our direct financing lease was necessary at June 30, 2014 and December 31, 2013.  The direct financing lease has an expiration date in 2045.

Note 6.  Equity Investments

At June 30, 2014 and December 31, 2013, we had the following equity investments in Select Income REIT, or SIR, Government Properties Income Trust, or GOV, and Affiliates Insurance Company, or AIC (dollars in thousands):

	Ownership Percentage		Equity Investments		Equity in Earnings (Loss)
					Three Months Ended		Six Months Ended
	June 30,	December 31,	June 30,	December 31,	June 30,		June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
SIR	36.7%	44.2%	$531,862	$512,078	$12,412	$—	$23,444	$—
GOV	0.0%	0.0%	—	—	—	—	—	4,111
AIC	0.0%	12.5%	—	5,913	42	159	(56)	310
			$531,862	$517,991	$12,454	$159	$23,388	$4,421

At June 30, 2014, we owned 22,000,000, or approximately 36.7%, of the common shares of beneficial interest of SIR, with a carrying value of $531.9 million and a market value, based on quoted market prices, of $652.1 million ($29.64 per share).  SIR is a real estate investment trust, or REIT, that is primarily focused on owning and investing in net leased, single tenant properties and was one of our consolidated subsidiaries until July 2, 2013.  On July 2, 2013, our ownership percentage of SIR was reduced to below 50% and we began accounting for our investment in SIR under the equity method.  Under the equity method, we record our percentage share of net earnings of SIR in our consolidated statements of operations.  Prior to July 2, 2013, the operating results and investments

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of SIR were included in our consolidated results of operations and financial position.  On July 2, 2013, our share of the underlying equity of SIR exceeded our carrying value by $17.6 million.  As required under GAAP, we are amortizing this difference to equity in earnings of investees over a 34 year period, which approximates the average remaining useful lives of the buildings owned by SIR as of July 2, 2013.  If we determine there is an “other than temporary” decline in the fair value of this investment, we would record a charge to earnings as determined under applicable accounting standards.

During the second quarter of 2014, SIR issued 10,000,000 common shares in a public offering for $29.00 per common share, raising net proceeds (after deducting underwriters’ discounts and commissions and expenses) of approximately $277.4 million.  We recognized a gain on this sale by an equity investee of $16.9 million as a result of the per share sales price of this transaction being above our per share carrying value.  Our ownership percentage in SIR was reduced to 36.7% after this transaction.

During the six months ended June 30, 2014, we received cash distributions from SIR totaling $20.7 million.

The following summarized financial data of SIR as reported in SIR’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, or the SIR Quarterly Report, includes the results of operations for periods prior to July 2, 2013 (the date on which SIR ceased to be our consolidated subsidiary), which are included on a consolidated basis in our condensed consolidated results of operations when SIR was our consolidated subsidiary.  References in our financial statements to the SIR Quarterly Report are included as references to the source of the data only, and the information in the SIR Quarterly Report is not incorporated by reference into our financial statements.  Amounts are in thousands, except per share data.

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Balance Sheets:

	June 30,	December 31,
	2014	2013
Real estate properties, net	$1,773,316	$1,579,234
Acquired real estate leases, net	125,571	129,426
Cash and cash equivalents	20,804	20,025
Rents receivable, net	59,557	55,335
Other assets, net	17,643	17,839
Total assets	$1,996,891	$1,801,859

Revolving credit facility	$74,000	$159,000
Term loan	350,000	350,000
Mortgage notes payable	19,103	27,147
Assumed real estate lease obligations, net	27,020	26,966
Other liabilities	40,465	40,055
Shareholders’ equity	1,486,303	1,198,691
Total liabilities and shareholders’ equity	$1,996,891	$1,801,859

Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Rental income	$48,465	$38,706	$93,528	$76,164
Tenant reimbursements and other income	8,092	7,240	16,057	13,642
Total revenues	56,557	45,946	109,585	89,806

Operating expenses	9,985	9,011	19,964	16,885
Depreciation and amortization	10,495	7,295	19,789	13,960
Acquisition related costs	136	156	374	689
General and administrative	2,198	2,957	7,374	5,676
Total expenses	22,814	19,419	47,501	37,210

Operating income	33,743	26,527	62,084	52,596

Interest expense	(3,634)	(3,779)	(6,992)	(7,252)
Gain on early extinguishment of debt	—	—	243	—
Income before income tax expense and equity in earnings of an investee	30,109	22,748	55,335	45,344
Income tax expense	(19)	(40)	(90)	(80)
Equity in earnings of an investee	118	79	21	155
Net income	$30,208	$22,787	$55,266	$45,419

Weighted average common shares outstanding	54,178	39,288	52,021	39,285

Net income per common share	$0.56	$0.58	$1.06	$1.16

On July 9, 2014, we sold our entire stake of 22,000,000 common shares of SIR, for $32.04 per share, raising aggregate gross proceeds of $704.8 million.  As a result of this sale, we no longer hold any interest in SIR.  See Note 15 for additional information regarding SIR.

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of May 9, 2014, we had a net investment of $5.8 million in AIC, an insurance company that was owned in equal proportion until May 9, 2014 by us, our manager Reit Management & Research LLC, or RMR, GOV, SIR and four other companies to which RMR provides management services.  On May 9, 2014, as a result of the removal of the Prior Trustees and in accordance with the terms of the shareholders agreement between us and the other AIC shareholders, the other AIC shareholders exercised their right to purchase all of the 20,000 shares of AIC we then owned.  We received $5.8 million in aggregate proceeds from this sale.  We no longer own any interest in AIC.  Our participation in the AIC property insurance program expired in June 2014.  See Note 15 for additional information about our investment in AIC.

Note 7.  Real Estate Mortgages Receivable

As of June 30, 2014 and December 31, 2013, we had total real estate mortgages receivable with an aggregate carrying value of $8.1 million included in other assets in our condensed consolidated balance sheets.  We provided mortgage financing totaling $7.7 million at 6.0% per annum in connection with our sale of three suburban office and industrial properties (18 buildings) in January 2013 in Dearborn, MI; this real estate mortgage requires monthly interest payments and matures on January 24, 2023.  We also provided mortgage financing totaling $0.4 million at 6.0% per annum in connection with our sale of a suburban office property in Salina, NY in April 2012; this real estate mortgage requires monthly interest payments and matures on April 30, 2019.

Note 8.  Shareholders’ Equity

Common Share Issuances:

On January 28, 2014, we granted 2,000 common shares of beneficial interest, par value $0.01 per share, valued at $23.46 per share, the closing price of our common shares on the New York Stock Exchange, or NYSE, on that day, to two of our former Trustees as part of their then annual compensation.

On February 7, 2014, March 7, 2014, April 7, 2014, May 7, 2014, June 6, 2014 and July 8, 2014, we issued 12,187, 10,625, 11,410, 11,275, 11,729 and 10,980 common shares, respectively, to RMR pursuant to the amended and restated business management agreement discussed in Note 15.

On May 14, 2014, we issued 10,411,779 common shares to holders of 10,263,003 series D preferred shares who elected to exercise their Fundamental Change Conversion Right, as discussed below, and converted their series D preferred shares into our common shares.

Share Awards:

As a result of the removal of our Prior Trustees on March 25, 2014, the vesting of 130,914 common shares previously issued to our former officers and certain employees of RMR pursuant to our equity compensation plans accelerated in accordance with the terms of their governing share grants.  During the six months ended June 30, 2014, we recorded $3.4 million of compensation expense related to the vesting of these shares.

Common and Preferred Share Distributions:

On February 15, 2014, we paid a quarterly distribution on our series D cumulative convertible preferred shares, or series D preferred shares, of $0.4063 per share, or $6.2 million, and a quarterly distribution on our series E preferred shares of $0.4531 per share, or $5.0 million, both of which were paid to shareholders of record as of February 1, 2014.

On February 21, 2014, we paid a quarterly distribution on our common shares of $0.25 per share, or $29.6 million, to shareholders of record as of January 13, 2014.

Under our governing documents and Maryland law, distributions to our shareholders are to be authorized and declared by our Board of Trustees, and our Prior Trustees were removed on March 25, 2014.  Additionally, the removal of our Prior Trustees constituted an event of default under our term loan and revolving credit facility agreements, under which we generally are prevented from making any distributions or paying any dividends during the pendency of an event of default.  As a result of the foregoing, we

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

were unable to declare and pay dividends between March 25, 2014 and June 6, 2014, the date on which we obtained waivers of the aforementioned events of default from our lenders.  As of June 30, 2014, distributions in arrears for our series D preferred shares and our series E preferred shares totaled $3.0 million, or $0.6094 per share, and $7.5 million, or $0.6797 per share, respectively.

On July 25, 2014, our Board of Trustees declared a dividend of $0.8125 per series D preferred share to be paid on August 15, 2014 to shareholders of record on August 5, 2014.  This dividend includes the accrued dividend of $0.40625 per share for the period from February 15, 2014 to May 14, 2014 and the accrued dividend of $0.40625 per share for the period from May 15, 2014 to August 14, 2014.  On July 25, 2014, our Board of Trustees also declared a dividend of $0.90625 per series E preferred share to be paid on August 15, 2014 to shareholders of record on August 5, 2014.  This dividend includes the accrued dividend of $0.453125 per share for the period from February 15, 2014 to May 14, 2014 and the accrued dividend of $0.453125 per share for the period from May 15, 2014 to August 14, 2014.  The aggregate amounts of $0.8125 and $0.90625 that will be paid to the holders of series D preferred shares and series E preferred shares, respectively, represent the full amounts of accrued and unpaid dividends under the series D preferred shares and the series E preferred shares, respectively.

Series D Preferred Shares:

The removal of our Prior Trustees on March 25, 2014 triggered a Fundamental Change Conversion Right of the series D preferred shares, as defined in our Articles Supplementary dated October 10, 2006, setting forth the terms of the series D preferred shares.  Pursuant to such right, the holders of series D preferred shares had the option to elect to convert all or any portion of their series D preferred shares at any time from April 9, 2014 until the close of business on May 14, 2014 into a number of common shares per $25.00 liquidation preference of the series D preferred shares equal to the sum of such $25.00 liquidation preference plus accrued and unpaid dividends to, but not including, May 14, 2014, divided by 98% of the average of the closing sale prices of the common shares for the five consecutive trading days ending on May 9, 2014, or the Fundamental Change Conversion Rate.  We calculated the Fundamental Change Conversion Rate as 1.0145 common shares per $25.00 liquidation preference.  May 14, 2014 was the last day upon which holders of the series D preferred shares could exercise their Fundamental Change Conversion Right.  As of the close of business on May 14, 2014, the holders of 10,263,003 series D preferred shares elected to exercise their Fundamental Change Conversion Right and converted their series D preferred shares into 10,411,779 of our common shares.  As a result of this transaction, we recorded a distribution of $16.2 million, for the excess of the market value of the common shares issued above the carrying value of the series D preferred shares redeemed.  As of June 30, 2014, we had 4,916,997 outstanding series D preferred shares that were convertible into 2,363,969 of our common shares.

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9.  Cumulative Other Comprehensive Income (Loss)

The following tables presents the amounts recognized in cumulative other comprehensive income (loss) by component for the three and six months ended June 30, 2014 (in thousands):

	Three Months Ended June 30, 2014
	Unrealized	Foreign	Equity in
	Gain (Loss)	Currency	Unrealized
	on Derivative	Translation	Gain (Loss) of
	Instruments	Adjustments	an Investee	Total

Balances as of March 31, 2014	$(10,706)	$(16,060)	$42	$(26,724)

Other comprehensive income (loss) before reclassifications	(632)	4,961	15	4,344
Amounts reclassified from cumulative other comprehensive income (loss) to net income	1,259	—	(84)	1,175
Net current period other comprehensive income (loss)	627	4,961	(69)	5,519

Balances as of June 30, 2014	$(10,079)	$(11,099)	$(27)	$(21,205)

	Six Months Ended June 30, 2014
	Unrealized	Foreign	Equity in
	Gain (Loss)	Currency	Unrealized
	on Derivative	Translation	Gain (Loss) of
	Instruments	Adjustments	an Investee	Total

Balances as of December 31, 2013	$(11,706)	$(26,647)	$22	$(38,331)

Other comprehensive income (loss) before reclassifications	(861)	15,548	42	14,729
Amounts reclassified from cumulative other comprehensive income (loss) to net income	2,488	—	(91)	2,397
Net current period other comprehensive income (loss)	1,627	15,548	(49)	17,126

Balances as of June 30, 2014	$(10,079)	$(11,099)	$(27)	$(21,205)

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables presents reclassifications out of cumulative other comprehensive income (loss) for the three and six months ended June 30, 2014 (in thousands):

Three Months Ended June 30, 2014
	Amounts Reclassified from
Details about Cumulative Other	Cumulative Other Comprehensive	Affected Line Items in the
Comprehensive Income (Loss) Components	Income (Loss) to Net Income	Statement of Operations

Interest rate swap contracts	$1,259	Interest expense

Unrealized gains and losses on available for sale securities	(7)	Equity in earnings of investees

Realized gains and losses on available for sale securities	(77)	(Loss) gain on sale of equity investments
	$1,175

Six Months Ended June 30, 2014
	Amounts Reclassified from
Details about Cumulative Other	Cumulative Other Comprehensive	Affected Line Items in the
Comprehensive Income (Loss) Components	Income (Loss) to Net Income	Statement of Operations

Interest rate swap contracts	$2,488	Interest expense

Unrealized gains and losses on available for sale securities	(14)	Equity in earnings of investees

Realized gains and losses on available for sale securities	(77)	(Loss) gain on sale of equity investments
	$2,397

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10.  Indebtedness

Prepayments:

On March 11, 2014, we prepaid $12.0 million of 4.95% mortgage debt using cash on hand.

On June 27, 2014, we repaid $11.2 million of 6.14% mortgage debt and $8.5 million of 5.78% mortgage debt in connection with the sale of the related properties and recognized a loss on early extinguishment of debt of $3.3 million from prepayment premiums and the write-off of unamortized discounts and deferred financing fees.

Unsecured Revolving Credit Facility and Unsecured Term Loan:

We have a $750.0 million unsecured revolving credit facility that matures on October 19, 2015, that is used for general business purposes, including acquisitions.  We also have a $500.0 million unsecured term loan that matures on December 15, 2016.  The removal of our Prior Trustees on March 25, 2014 constituted an event of default under our revolving credit facility and term loan agreements.  As a consequence, the lenders under each of these agreements became entitled to exercise certain remedies, including the right to accelerate their loans and to require that their loans bear interest at the post-default rate.  Effective as of April 11, 2014, we entered into separate forbearance agreements regarding our revolving credit facility and term loan agreements.  Pursuant to each forbearance agreement, the applicable lenders agreed, on and subject to the terms and conditions set forth therein, to forbear during the period (which period would have expired on June 13, 2014, but for the waivers and amendments described below) from exercising certain of their rights and remedies under the revolving credit facility or term loan, as applicable, including, without limitation, their right to accelerate repayment of the loans thereunder and to require that the loans bear interest at the post-default rate.  Following the election of our New Board of Trustees on May 23, 2014, we requested that the lenders provide waivers of these events of default.  Effective as of June 6, 2014, we obtained such waivers and amended the revolving credit facility and term loan agreements.  Pursuant to these amendments and waivers, the lenders waived the events of default arising from the removal of our Prior Trustees, and each of the revolving credit facility and term loan agreements was amended to:

•                  remove as “Material Contracts” (i) the Business Management Agreement, dated as of June 8, 2009, as amended, by and between us and RMR, and (ii) the Amended and Restated Property Management Agreement, dated as of January 21, 2010, by and between us and RMR;

•                  revise the change of control Event of Default (as defined in each of the revolving credit facility and term loan agreements) so that failure of RMR to act as sole business and property manager no longer constitutes a change of control thereunder; and

•                  revise the change of control Event of Default to increase from 25% to 35% the level of voting power with respect to the Company’s shares that constitutes a change of control if acquired by any person or group.

In addition, the forbearance agreements were deemed to be terminated upon effectiveness of these amendments and waivers, other than certain provisions thereof relating to the release of claims against, and confirming no waivers by, the lenders.

Borrowings under our revolving credit facility bear interest at LIBOR plus a premium, which was 150 basis points as of June 30, 2014.  We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of June 30, 2014, the interest rate payable on borrowings under our revolving credit facility was 1.6%.  The weighted average interest rate for borrowings under our revolving credit facility was 1.7% for both the six months ended June 30, 2014 and 2013, respectively.   As of June 30, 2014, we had $235.0 million outstanding under our revolving credit facility.  On July 18, 2014, we paid off the entire balance of $235.0 million on our revolving credit facility.

Our term loan bears interest at a rate of LIBOR plus a premium, which was 185 basis points as of June 30, 2014.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of June 30, 2014, the interest rate for the amount outstanding under our term loan was 2.0%.  The weighted average interest rate for the amount outstanding under our term loan was 2.0% and 2.1% for the six months ended June 30, 2014 and 2013, respectively.

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Credit Facility and Term Loan Debt Covenants:

Our public debt indenture and related supplements, our revolving credit facility agreement and our term loan agreement contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.  At June 30, 2014, we believe we were in compliance with all of our respective covenants under our public debt indenture and related supplements, our revolving credit facility and our term loan agreements.

Mortgage Debt:

At June 30, 2014, 12 of our properties (17 buildings) costing $1,220.5 million with an aggregate net book value of $1,059.1 million secured mortgage notes totaling $895.2 million (including net premiums and discounts) maturing from 2015 through 2026.

During the quarter ended June 30, 2014, we made the decision to cease making loan servicing payments on One Enterprise Center in Jacksonville, Florida.  The first payment we determined not to make for this property was due on June 11, 2014.  The property is secured by a non-recourse mortgage loan, with a current principal balance of $40.1 million.

On August 1, 2014, we prepaid at par the $265.0 million non-recourse mortgage loan on two buildings in Chicago, IL.

Note 11.  Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and are generally not subject to federal and state income taxes provided we distribute a sufficient amount of our taxable income to our shareholders and meet other requirements for qualifying as a REIT.  However, we are subject to certain state, local and Australian taxes without regard to our REIT status.  Our provision for income taxes consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
State	$227	$162	$261	$325
Foreign	681	592	1,202	1,417
Income tax provision	$908	$754	$1,463	$1,742

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12.  Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value during 2014, categorized by the level of inputs used in the valuation of each asset and liability (dollars in thousands):

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Recurring Fair Value Measurements:
Effective portion of interest rate swap contracts(1)	$(10,079)	$—	$(10,079)	$—

Non-Recurring Fair Value Measurements:
Properties held and used(2)	$19,589	$—	$—	$19,589

(1)         The fair value of our interest rate swap contracts is determined using the net discounted cash flows of the expected cash flows of each derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated credit spreads of the counterparties (level 3 inputs).  Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  As of June 30, 2014, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified as level 2 inputs in the fair value hierarchy.

(2)         As discussed in Note 10, we made the decision to cease making loan servicing payments on one of our CBD properties in Jacksonville, Florida.  As a result, as of June 30, 2014, we recorded a loss on asset impairment totaling $22.7 million to reduce the aggregate carrying value of this property from $42.3 million to its estimated fair value of $19.6 million.  We used discounted cash flow analysis and third party broker information (level 3 inputs) in determining the fair value of this property.  The valuation techniques and significant unobservable inputs used for our level 3 fair value measurements at June 30, 2014 were as follows:

Description	Fair Value at June 30, 2014	Primary Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Properties held and used on which we recognized impairment losses	$19,589	Discounted cash flows	Discount rate Exit capitalization rate	8% (N/A) 8% (N/A)

We are exposed to certain risks relating to our ongoing business operations, including the effect of changes in foreign currency exchange rates and interest rates.  The only risk we currently manage by using derivative instruments is a part of our interest rate risk.  Although we have not done so as of June 30, 2014, and have no present intention to do so, we may manage our Australian currency exchange exposure by borrowing in Australian dollars or using derivative instruments in the future, depending on the relative significance of our business activities in Australia at that time.  We have interest rate swap agreements to manage our interest rate risk exposure on $172.4 million of mortgage debt due 2019, which require interest at a premium over LIBOR.  The interest rate swap agreements utilized by us qualify as cash flow hedges and effectively modify our exposure to interest rate risk by converting our floating interest rate debt to a fixed interest rate basis for this loan through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating interest rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount.  The fair value of our derivative instruments increased by $0.6 million and $1.6 million during the three and six months ended June 30, 2014, respectively,

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

based primarily on changes in market interest rates.  The fair value of our derivative instruments increased by $2.8 million and $3.8 million during the three and six months ended June 30, 2013, respectively, based primarily on changes in market interest rates.  As of June 30, 2014 and December 31, 2013, the fair value of these derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive loss in our condensed consolidated balance sheets totaled ($10.1) million and ($11.7) million, respectively. We may enter additional interest rate swaps or hedge agreements to manage some of our additional interest rate risk associated with our floating rate borrowings.  The table below presents the effects of our interest rate derivatives on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$(10,706)	$(15,573)	$(11,706)	$(16,624)
Amount of income (loss) recognized in cumulative other comprehensive (loss) income	(632)	1,546	(861)	1,361
Amount of loss reclassified from cumulative other comprehensive (loss) income into interest expense	1,259	1,236	2,488	2,472
Unrealized gain on derivative instruments	627	2,782	1,627	3,833
Balance at end of period	$(10,079)	$(12,791)	$(10,079)	$(12,791)

Over the next 12 months, we estimate that approximately $4.9 million will be reclassified from cumulative other comprehensive income as an increase to interest expense.

In addition to the assets and liabilities described in the above table, our financial instruments include our cash and cash equivalents, rents receivable, investment in direct financing lease receivable, real estate mortgages receivable, restricted cash, revolving credit facility, senior notes and mortgage notes payable, accounts payable and accrued expenses, rent collected in advance, security deposits and amounts due to related persons.  At June 30, 2014 and December 31, 2013, the fair values of these additional financial instruments, excluding mortgage debt related to properties held for sale, were not materially different from their carrying values, except as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior notes and mortgage notes payable	$2,079,215	$2,207,239	$2,097,164	$2,143,834

The fair values of our senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads (level 3 inputs).

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, as of June 30, 2014, no single tenant of ours is responsible for more than 3% of our total annualized rents.

Our derivative financial instruments, including interest rate swaps, are entered with major financial institutions and we monitor the amount of credit exposure to any one counterparty.

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13.  Earnings Per Common Share

As of June 30, 2014, we had 4,916,997 series D preferred shares outstanding that were convertible into 2,363,969 of our common shares.  The effect of our convertible preferred shares on income from continuing operations attributable to the Company’s common shareholders per share is anti-dilutive for all periods presented.

As discussed in Note 8 above, the removal of our Prior Trustees on March 25, 2014 triggered a Fundamental Change Conversion Right of the series D preferred shares, as defined in our Articles Supplementary dated October 10, 2006, setting forth the terms of the series D preferred shares.  Pursuant to such right, as of the close of business on May 14, 2014, the holders of 10,263,003 series D preferred shares opted to convert their series D preferred shares into 10,411,779 of our common shares.  The issuance of such common shares as a result of this exercise had a dilutive effect on income from continuing operations attributable to Equity Commonwealth common shareholders per share for the three and six months ended June 30, 2014.

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

As of June 30, 2014, we owned 40 CBD properties (53 buildings) and 116 suburban properties (209 buildings).  The prior period has been restated to reflect properties reclassified from discontinued operations to continuing operations during 2014.  See Note 4 for additional information regarding our properties and the reasons for this reclassification.

Property level information by operating segment for properties classified as held and used in operations as of June 30, 2014, and for the three and six months ended June 30, 2014 and 2013, is as follows (in thousands):

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As of June 30,
	2014	2013
Square feet:
CBD properties	21,892	22,149
Suburban properties	21,028	46,114
Total properties	42,920	68,263

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Rental income:
CBD properties	$106,094	$109,600	$216,333	$221,771
Suburban properties	66,313	100,413	128,114	199,542
Total properties	$172,407	$210,013	$344,447	$421,313

Tenant reimbursements and other income:
CBD properties	$28,465	$30,847	$58,706	$61,955
Suburban properties	14,322	21,328	29,301	41,532
Total properties	$42,787	$52,175	$88,007	$103,487

NOI:
CBD properties	$71,996	$75,529	$145,166	$154,514
Suburban properties	50,497	82,554	92,856	162,051
Total properties	$122,493	$158,083	$238,022	$316,565

As of June 30, 2014, our investments in CBD properties and suburban properties, net of accumulated depreciation, were $3,039.2 million and $1,899.7 million, respectively, including $148.9 million of CBD properties and $94.6 million of suburban properties located in Australia.

The following table includes the reconciliation of NOI to net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements.  We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties.  We use NOI internally to evaluate individual, regional and combined property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs.  The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties’ results of operations.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, net income attributable to Equity Commonwealth, net income available for Equity Commonwealth common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  This measure should be considered in conjunction with net income, net income attributable to Equity Commonwealth, net income available for Equity Commonwealth common shareholders, operating income and cash flow from operating activities as presented in our condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss) and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate NOI differently than we do.  A reconciliation of NOI to net income for the three and six months ended June 30, 2014 and 2013, is as follows (in thousands):

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Rental income	$172,407	$210,013	$344,447	$421,313
Tenant reimbursements and other income	42,787	52,175	88,007	103,487
Operating expenses	(92,701)	(104,105)	(194,432)	(208,235)
NOI	$122,493	$158,083	$238,022	$316,565

NOI	$122,493	$158,083	$238,022	$316,565
Depreciation and amortization	(59,831)	(63,459)	(111,480)	(126,029)
General and administrative	(24,097)	(21,049)	(48,945)	(37,712)
Loss on asset impairment	(22,683)	—	(17,922)	—
Acquisition related costs	—	(145)	(5)	(773)
Operating income	15,882	73,430	59,670	152,051

Interest and other income	281	249	665	704
Interest expense	(37,899)	(43,320)	(75,834)	(95,216)
Loss on early extinguishment of debt	—	—	—	(60,027)
(Loss) gain on sale of equity investments	(33)	—	(33)	66,293
Gain on issuance of shares by an equity investee	16,911	—	17,020	—
(Loss) income from continuing operations before income tax expense and equity in earnings of investees	(4,858)	30,359	1,488	63,805
Income tax expense	(908)	(754)	(1,463)	(1,742)
Equity in earnings of investees	12,454	159	23,388	4,421
Income from continuing operations	6,688	29,764	23,413	66,484
Income from discontinued operations	4,114	1,643	8,125	1,637
Loss on asset impairment from discontinued operations	(2,072)	(4,589)	(2,360)	(8,535)
Loss on early extinguishment of debt from discontinued operations	(3,345)	—	(3,345)	—
Net gain on sale of properties from discontinued operations	—	2,099	—	3,359
Income before gain on sale of properties	5,385	28,917	25,833	62,945
Gain on sale of properties	—	—	—	1,596
Net income	$5,385	$28,917	$25,833	$64,541

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15.  Related Person Transactions

The following discussion includes a description of our related person transactions for the three and six months ended June 30, 2013 and June 30, 2014. Certain of these related person transactions, and their approvals, occurred prior to the election of our New Board of Trustees at the Special Meeting and the appointment of our current executive officers following the Special Meeting. The disclosure below under “—Related Person Transactions Prior to the Special Meeting” describes our related person transactions and approvals that occurred before the Special Meeting.

Related Person Transactions Following the Special Meeting:

Equity Group Investments and associated entities: Effective June 1, 2014, we entered into a one-year license agreement with Equity Group Investments, a private investment firm, or Equity Group, to use office space on the sixth floor at Two North Riverside Plaza in Chicago, Illinois. The license fee is $0.2 million for the year. The license fee includes the non-exclusive use of additional areas on the sixth floor (such as conference rooms and common areas), certain administrative services (such as mail room services and reception desk staffing), office equipment, office furniture, supplies, licensee’s share of building operating expenses and real estate taxes and access to one parking space. The license expires on May 31, 2015, unless terminated earlier in accordance with the terms of the license. Mr. Zell, our Chairman, is the Chairman and Chief Executive Officer of Equity Group Investments, and Mr. Helfand, our President and Chief Executive Officer, is the Co-President of Equity Group Investments.

Additionally, effective June 1, 2014, we entered into a one-year lease with one 3-month renewal option with Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman, to occupy office space on the fourteenth floor at Two North Riverside Plaza in Chicago, Illinois. The initial term of the lease expires on May 31, 2015. The lease payment is $0.2 million for the initial term.

Related/Corvex: On June 10, 2014, our Audit Committee and the New Board of Trustees recommended to shareholders the reimbursement of approximately $33.5 million of expenses incurred by Related/Corvex since February 2013 in connection with their consent solicitations to remove our Prior Trustees and elect the New Board of Trustees and to engage in related litigation, subject to the conditions that our shareholders approve the reimbursement of such expenses at our 2014 annual meeting of shareholders and that our Audit Committee receives a satisfactory report from an independent firm verifying the expenses for which reimbursement is sought. According to Related/Corvex’s Schedule 13D, as amended, Related/Corvex each owned approximately 2.8%, or approximately 5.7% in the aggregate, of our common shares as of July 11, 2014.  All of our current trustees were nominated by Related/Corvex for election at our Special Meeting to fill the vacancies on our Board of Trustees created by the removal of our Prior Trustees as a result of Related/Corvex’s consent solicitation. In addition, Sam Zell and David Helfand, our Chairman and Chief Executive Officer, respectively, are associated with EGI-CW Holdings, L.L.C., which entered into certain arrangements with Related/Corvex in connection with the agreement of Messrs. Zell and Helfand to become nominees of Related/Corvex. Also, James Lozier, one of our new trustees, is party to an agreement with Related pursuant to which certain amounts have been paid or are payable to him for consulting and other services provided to Related. In addition, James Corl, one of our new trustees, is entitled to receive payments based on the performance of funds managed by Siguler Guff, which funds invest in an entity associated with Related.

Related Person Transactions Prior to the Special Meeting:

RMR: We have three primary agreements with RMR and its affiliates to provide management and administrative services to us: (i) a business management agreement, which relates to our business generally, (ii) a property management agreement, which relates to our property level operations, and (iii) an Australia business and property management agreement, which relates to our Australian properties.

One of our former Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR. Our other former Managing Trustee and our former President, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR. Mr. John Popeo, our former Treasurer and Chief Financial Officer, and Mr. David Lepore, our former Chief Operating Officer, are also officers of RMR. Two of our former Independent Trustees serve as independent directors or independent trustees of other public companies to which RMR provides management services. Mr. Barry Portnoy serves as a managing director or managing trustee of a majority of the public companies to which RMR or its affiliate provides management

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

services and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies. In addition, officers of RMR serve as officers of those companies. As a result of the removal, effective March 25, 2014, of Mr. Barry Portnoy and Mr. Adam Portnoy as Trustees of the Company and the resignation on May 23, 2014, of Mr. Adam D. Portnoy, Mr. John C. Popeo, Mr. David M. Lepore and other officers of RMR from their respective positions as officers of the Company, they, RMR, RMR Australia Asset Management Pty Limited, or RMR Australia, GOV, SIR and AIC have ceased to be related persons of the Company.

Pursuant to our business management agreement with RMR, we recognized business management fees of $16.3 million and $12.1 million for the three months ended June 30, 2014 and 2013, respectively, and $31.7 million and $24.0 million for the six months ended June 30, 2014 and 2013, respectively. The fees for the three and six months ended June 30, 2014, include estimated 2014 incentive fees payable in common shares based on our common share total return. These amounts are included in general and administrative expenses and income from discontinued operations, as appropriate, in our condensed consolidated financial statements. In accordance with the terms of our business management agreement, as amended in December 2013, we issued 68,206 of our common shares to RMR for the six months ended June 30, 2014 as payment for 10% of the base business management fee we recognized for such period. In connection with our property management agreement with RMR, the aggregate property management and construction supervision fees we recognized were $6.8 million and $8.6 million for the three months ended June 30, 2014 and 2013, respectively, and $13.8 million and $17.0 million for the six months ended June 30, 2014 and 2013, respectively. These amounts are included in operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements. The business management fees, property management fees and construction supervision fees that we incurred during the three and six months ended June 30, 2013 include fees incurred by SIR, as SIR was a consolidated subsidiary of ours during those periods.

MacarthurCook Fund Management Limited, or MacarthurCook, previously provided us with business and property management services related to our Australian properties. Our contract with MacarthurCook terminated on January 31, 2013, and on that date we entered into a business and property management agreement, or the Australia Management Agreement, with RMR Australia for the benefit of CWH Australia Trust (formerly the MacarthurCook Industrial Property Fund), a subsidiary of ours. The terms of the Australia Management Agreement are substantially similar to the terms of the management agreement we had with MacarthurCook. RMR Australia is owned by our former Managing Trustees and our former President and it has been granted an Australian financial services license by the Australian Securities & Investments Commission. Similar to our prior arrangement with respect to fees we paid to MacarthurCook, RMR has agreed to waive half of the fees payable by us under our property management agreement with RMR and half of the business management fees otherwise payable by us under our business management agreement with RMR related to real estate investments that are subject to the Australia Management Agreement for so long as the Australia Management Agreement is in effect and we or any of our subsidiaries are paying the fees under that agreement. Pursuant to the Australia Management Agreement, we recognized aggregate business and property management fees of $0.4 million for the three months ended June 30, 2014, and $0.9 million for the six months ended June 30, 2014, which amounts are equal to the fees waived by RMR and excluded from the amount that was payable to RMR during the three months ended June 30, 2014 and the six months ended June 30, 2014, respectively.  Pursuant to the Australia Management Agreement, we recognized aggregate business and property management fees of $0.4 million and $0.8 million for the three months ended June 30, 2013 and for the period from February 1, 2013 to June 30, 2013, respectively, which amounts are equal to the fees waived by RMR and excluded from the amounts that were payable to RMR during such period.

For January 2013, RMR agreed to waive half of the fees payable by us under our property management agreement and half of the business management fees related to real estate investments located outside of the United States, Puerto Rico and Canada, so long as our business and property management agreement with MacarthurCook with respect to those investments was in effect and we or any of our subsidiaries were paying fees under that agreement. MacarthurCook earned $0.2 million in January 2013 with respect to our Australian properties, which amount is equal to the fees waived by RMR and excluded from the amount that was payable to RMR during that month.

The removal of our Prior Trustees constituted a “change of control” under our property management agreement with RMR, triggering a termination right for RMR.  In addition, either we or RMR may terminate our business management agreement with RMR upon 60 days’ prior written notice for any reason.

GOV:  GOV was formerly our 100% owned subsidiary. In 2009, GOV completed an initial public offering pursuant to which GOV ceased to be a majority owned subsidiary of ours. To facilitate this offering, we and GOV entered into a transaction agreement

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

that governs our separation from and relationship with GOV. Pursuant to this transaction agreement and subject to certain conditions, among other things, we granted GOV the right of first purchase to acquire any property owned by us that we determine to divest (including sale, mortgage or other financing), if the property is then, or is reasonably expected within twelve (12) months to be, majority leased to a government tenant, which right of first purchase will also apply in the event of an indirect sale of any such properties as a result of a change of control of us. On July 23, 2014, we and GOV entered into a letter agreement whereby GOV irrevocably waived and released us from the right of first purchase described above. Additionally, pursuant to the letter agreement we and GOV each agreed to waive certain consent rights over the other party’s investments in certain categories of properties.

RMR provides management services to both us and GOV, our former Managing Trustees and our former President are managing trustees of GOV and GOV’s executive officers are officers of RMR. On March 15, 2013, we sold all of our 9,950,000 common shares of GOV in a public offering for net proceeds (after deducting underwriters’ discounts and commissions and expenses) of $239.6 million and we realized a gain of $66.3 million. In connection with this public offering, on March 11, 2013, we entered into a registration agreement with GOV under which we agreed to pay all expenses incurred by GOV relating to the registration and sale of our GOV common shares. We incurred and paid $0.3 million of reimbursements to GOV pursuant to this agreement during 2013. In addition, under the registration agreement, GOV agreed to indemnify us and our officers, Trustees and controlling persons, and we agreed to indemnify GOV and its officers, trustees and controlling persons, against certain liabilities related to the public offering, including liabilities under the Securities Act of 1933, as amended, or the Securities Act.

SIR:  SIR was formerly our 100% owned subsidiary. In March 2012, SIR completed an initial public offering, or the SIR IPO. Until July 9, 2014, we were SIR’s largest shareholder and, until July 2, 2013, SIR was one of our consolidated subsidiaries. As of June 30, 2014, we owned 22,000,000 common shares of SIR, which represented approximately 36.7% of SIR’s outstanding common shares. RMR provides management services to both us and SIR. Our former Managing Trustees and our former President are managing trustees of SIR and our former Treasurer and Chief Financial Officer serves as the treasurer and chief financial officer of SIR and SIR’s executive officers are officers of RMR. In addition, one of our former Independent Trustees is an independent trustee of SIR. In March 2013, we entered into a registration agreement with SIR, pursuant to which SIR agreed to, among other things, file a registration statement with respect to an offering of up to all of the 22,000,000 common shares of SIR that we owned, and SIR filed a registration statement on Form S-3 to permit the resale by us of some or all of the common shares of SIR we owned. Under the registration agreement, we agreed to pay all expenses incurred by SIR relating to the registration and sale of the shares in an offering. We incurred and paid $0.6 million of reimbursements to SIR pursuant to this agreement. By letter dated March 31, 2014, SIR notified us that, effective that same day, SIR had elected to terminate the registration agreement with us as a result of the removal of all the Prior Trustees effective March 25, 2014, which constitutes a change of control of us as provided in that agreement. The letter also noted that SIR would welcome the opportunity to meet with our New Board of Trustees to discuss mutually beneficial arrangements regarding the registration of the shares of SIR owned by EQC.  On July 9, 2014, we sold our entire stake of 22,000,000 common shares of SIR, for $32.04 per share, raising aggregate gross proceeds of $704.8 million.  As a result of this sale, we no longer hold any interest in SIR.

AIC:  We previously owned 12.5% of AIC, an Indiana insurance company, and, as of May 9, 2014, had invested $5.2 million in AIC since we became an equity owner of AIC in 2009. RMR, GOV, SIR and four other companies to which RMR provides management services also own shares of AIC. RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC and a majority of the Prior Trustees, our former President and most of the trustees and directors of the other AIC shareholders serve on the board of directors of AIC. On March 25, 2014, as a result of the removal of the Prior Trustees, we underwent a change in control, as defined in the shareholders’ agreement among us, the other shareholders of AIC and AIC. As a result of that change in control and in accordance with the terms of the shareholders agreement, the other shareholders of AIC, on May 9, 2014, exercised their right to purchase the 20,000 shares of AIC we then owned. We received $5.8 million in aggregate proceeds from this sale and we no longer own any interest in AIC.

We previously purchased property insurance providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC was a reinsurer of certain coverage amounts. This program expired in June 2014. We recognized income of $0.04 million and $0.2 million related to our investment in AIC for the three months ended June 30, 2014 and 2013, respectively, and a loss of $0.1 million and income of $0.3 million for the six months ended June 30, 2014 and 2013, respectively. For the three and six months ended June 30, 2013, during which time SIR was both a shareholder of AIC and our consolidated subsidiary, our consolidated financial statements include SIR’s equity investment interest in AIC.

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Indemnification:  Pursuant to our declaration of trust and separate indemnification agreements, we have advanced amounts incurred for legal fees and costs on behalf of certain of the Prior Trustees and officers with respect to the legal proceedings described in Part II, Item 1, “Legal Proceedings” in this Quarterly Report on Form 10-Q. Pursuant to indemnification provisions in our business and property management agreements with RMR, we have also incurred legal fees and costs on behalf of RMR for claims brought against RMR in its capacity as our business and property manager with respect to certain legal proceedings described in Part II, Item 1, “Legal Proceedings” in this Quarterly Report on Form 10-Q. For the three months ended June 30, 2014 and 2013, we incurred approximately $1.5 million and $7.0 million, respectively, in such legal fees and costs, including our costs, and for the six months ended June 30, 2014 and 2013, we incurred approximately $5.4 million and $10.1 million, respectively, in such legal fees and costs, including our costs.

Settlement of Certain Tenant Litigation: On March 1, 2014, pursuant to mediation, we and an affiliate of RMR agreed to terms of a settlement of a long running litigation with an unrelated third party that was a tenant, or the Tenant, of two separate properties: one property owned by us and one property owned by the RMR affiliate. This litigation arose as a result of flooding in 1999 and 2001 at both of these properties. After the flooding, the Tenant filed a complaint seeking declaratory and injunctive relief providing that Tenant was no longer obligated to pay rent at the two properties in question and brought claims against EQC and the RMR affiliate, as landlords, for, among other things, breach of the covenants of quiet enjoyment and habitability. We and RMR counterclaimed, seeking damages based in part upon Tenant’s failure to pay rent and make repairs. The settlement agreement regarding this litigation provides for a payment by Tenant of $12.0 million to EQC and the RMR affiliate, payable in three installments ($6.0 million on June 30, 2014 and $3.0 million on each of September 30, 2014 and December 31, 2014), split pro-rata between EQC and the RMR affiliate based upon the balance of the rent due under each lease. The total rent due under the EQC lease was approximately $9.2 million; the total rent due under the lease with the RMR affiliate was approximately $1.1 million. This settlement was approved by the court on May 6, 2014.

Note 16.  Subsequent Events

On July 9, 2014, EQC sold its entire stake of 22,000,000 common shares of SIR, a publicly traded REIT.  EQC received approximately $704.8 million in cash, representing $32.04 per share.  As a result of this sale, EQC no longer holds any interest in SIR.  Following the sale, EQC subsequently prepaid the $235.0 million outstanding balance on its revolving credit facility and prepaid at par the $265.0 million non-recourse mortgage loan on two buildings in Chicago, IL.

On July 25, 2014, our Board of Trustees declared a dividend of $0.8125 per series D preferred share to be paid on August 15, 2014 to shareholders of record on August 5, 2014. This dividend includes the accrued dividend of $0.40625 per share for the period from February 15, 2014 to May 14, 2014 and the accrued dividend of $0.40625 per share for the period from May 15, 2014 to August 14, 2014.  On July 25, 2014, our Board of Trustees also declared a dividend of $0.90625 per series E preferred share to be paid on August 15, 2014 to shareholders of record on August 5, 2014. This dividend includes the accrued dividend of $0.453125 per share for the period from February 15, 2014 to May 14, 2014 and the accrued dividend of $0.453125 per share for the period from May 15, 2014 to August 14, 2014. The aggregate amounts of $0.8125 and $0.90625 that will be paid to the holders of series D preferred shares and series E preferred shares, respectively, represent the full amounts of accrued and unpaid dividends under the series D preferred shares and the series E preferred shares, respectively.

On July 31, 2014 at the reconvened session of our 2014 annual meeting of shareholders, our shareholders voted to approve the reimbursement to Related/Corvex of approximately $33.5 million of expenses they incurred in connection with their consent solicitations to remove our Prior Trustees and elect a new slate of nominees to serve on our Board of Trustees and for related litigation. Approximately $16.7 million became payable upon the approval of shareholders on July 31, 2014.  Approximately $8.35 million will be reimbursed only if the average closing price of our common shares is at least $26.00 (as adjusted for any share splits or share dividends) during the one year period after the date on which the reimbursement is approved by shareholders, and the remaining approximately $8.35 million will be reimbursed only if the average closing price of our common shares is at least $26.00 (as adjusted for any share splits or share dividends) during the one year period between the first and second anniversaries of the date on which the reimbursement is approved by shareholders.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in our Annual Report.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report constitute forward-looking statements within the meaning of the federal securities laws. Any forward-looking statements contained in this Quarterly Report are intended to be made pursuant to the safe harbor provisions of Section 21E of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations and anticipated market conditions are forward-looking statements. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

The forward-looking statements contained in this Quarterly Report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•                  changes in the real estate industry, particularly in those markets in which our properties are located;

•                  our ability to raise equity or debt capital;

•      our ability to internalize EQC’s corporate and business operations from RMR;

•      our ability to transition property management to CBRE;

•                  the future amount of leasing activity and occupancy rates at our properties;

•                  the future rent rates we will be able to charge at our properties;

•                  the costs we may incur to lease space in our properties;

•                  our ability to declare or pay distributions to our shareholders and the amounts of such distributions;

•                  the credit quality of our tenants;

•                  the likelihood that our tenants will pay rent, renew leases, enter into new leases or be affected by cyclical economic conditions;

•                  our sales of properties;

•                  our ability to compete for tenancies effectively;

•                  our ability to pay interest on and principal of our debt;

•                  our ability to obtain credit facilities, and the availability of borrowings under those credit facilities; and

•                  our tax status as a REIT.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in our Annual Report.

OVERVIEW

We are a REIT organized under Maryland law.  We primarily own office buildings in CBD and suburban locations throughout the United States, consisting of 145 properties (251 buildings) with a combined 41.2 million square feet.  In addition, we also own 1.8 million square feet of space in 11 properties (11 buildings) located in Australia. As of June 30, 2014, we also owned 22,000,000 common shares, or approximately 36.7%, of SIR, a REIT that primarily owns and invests in net leased, single tenant office and industrial properties throughout the United States and leased lands in Hawaii.  SIR was a 100% owned subsidiary of ours until March 12, 2012, on which date SIR completed the SIR IPO and became a publicly owned company with shares listed on the NYSE.  After the SIR IPO, and until July 2, 2013, SIR was one of our consolidated subsidiaries and we consolidated SIR’s financial position and results of operations in our financial statements.  On July 2, 2013, our ownership percentage in SIR was reduced to below 50% and we began accounting for our investment in SIR under the equity method.  On July 9, 2014, we sold our entire stake of 22,000,000 common shares of SIR and thus no longer hold any interest in SIR. See Note 15 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for further information regarding our agreements with SIR.

On March 18, 2014, Related/Corvex delivered to us written consents which they represented were from a sufficient number of holders of our outstanding common shares to remove our Prior Trustees and any other person or persons elected or appointed to the Board of Trustees prior to the effective time of the Related/Corvex removal proposal. After inspection, the Prior Trustees determined that holders of more than two-thirds of our outstanding common shares as of the February 18, 2014 record date consented to the Related/Corvex proposal, reaching the threshold required to remove our Prior Trustees and any other person or persons appointed as a Trustee prior to the effective time of the Related/Corvex removal proposal. Accordingly, on March 25, 2014, all of our Prior Trustees certified their removal as Trustees of EQC.  At a special meeting of shareholders held on May 23, 2014, seven new individuals were elected to serve on our New Board of Trustees.  Also, immediately following the Special Meeting, our New Board of Trustees accepted the resignations of our former executive officers and appointed new executive officers.

Under the direction of our Prior Trustees, our business plan had been to reposition our portfolio towards high quality CBD office buildings and away from suburban office and industrial properties and, in furtherance thereof, we were actively marketing and pursuing the sale of several properties.  As a result of the removal of our Prior Trustees on March 25, 2014, we suspended this plan and ceased to actively market and take actions to sell properties which we had previously classified as held for sale that were not already subject to a binding sale agreement. This resulted in the reclassification of two CBD properties (two buildings) and 29 suburban properties (65 buildings) with a combined 5,641,450 square feet, which we had previously classified as held for sale as of December 31, 2013, to properties held and used in operations because the properties no longer meet the requirements under GAAP for classification as held for sale.  The financial information presented in this Quarterly Report reflects the reclassification of these properties for all periods presented.

As of June 30, 2014, all of the properties that were part of our Prior Trustees’ business plan to reposition our portfolio and thus were classified as held for sale as of December 31, 2013, except for the properties noted above that were reclassified to held and used in operations in 2014, have been sold.  In addition, there have been no other dispositions approved by our New Board of Trustees.

Property Operations

As of June 30, 2014, 86.7% of our total square feet was leased, compared to 90.1% leased as of June 30, 2013.  These results reflect the reduction in occupancy related to the deconsolidation of SIR as of July 2, 2013 and the 30 basis point decrease in occupancy at properties we owned continuously since January 1, 2013, partially offset by higher occupancy levels at properties acquired since January 1, 2013.  Occupancy data for 2014 and 2013 is as follows (square feet in thousands):

	All Properties(1)		Comparable Properties(2)
	As of June 30,		As of June 30,
	2014	2013	2014	2013
Total properties	156	250	156	156
Total square feet	42,920	68,263	42,920	42,920
Percent leased(3)	86.7%	90.1%	86.7%	87.0%

(1)         Excludes properties classified as discontinued operations for the period ended June 30, 2014.  Properties owned by SIR as of June 30, 2013, are included as of that date as SIR was our consolidated subsidiary at that time.

(2)         Based on properties owned continuously since January 1, 2013 through June 30, 2014, and excludes properties classified as discontinued operations for the period ended June 30, 2014.

(3)         Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

The average effective rental rate per square foot, as defined below, for our properties for the three and six months ended June 30, 2014 and 2013 are as follows:

	Average Effective Rental Rate Per Square Foot(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
CBD properties	$29.10	$30.06	$29.80	$29.84
Suburban properties	$16.66	$11.54	$16.68	$11.48
Total properties	$22.90	$17.23	$23.25	$17.20

(1)         Average effective rental rate per square foot represents (x) total rental income during the period specified, adjusted for tenant concessions, including free rent and tenant reimbursements, divided by (y) the average rentable square feet leased during the period specified.  Data presented excludes properties classified as discontinued operations for the period ended June 30, 2014 and the revenue received from litigation settlements.  Data presented for the three and six months ended June 30, 2013, includes properties owned by SIR which was then our consolidated subsidiary.

During the three months ended June 30, 2014, we entered into leases for 1,562,000 square feet, including lease renewals for 1,204,000 square feet and new leases for 358,000 square feet, and leases for 1,483,000 square feet expired.  Leases entered into during the three months ended June 30, 2014, including both lease renewals and new leases, had weighted average cash rental rates that were approximately 4.4% lower than prior rental rates for the same space and weighted average GAAP rental rates that were approximately 1.3% higher than prior rental rates for the same space.  The weighted average lease term based on square feet for leases entered into during the three months ended June 30, 2014 was 6.0 years.  Commitments for tenant improvements, leasing commissions, tenant concessions, including free rent and tenant reimbursements, for leases entered into during the three months ended June 30, 2014 totaled $27.9 million, or $17.86 per square foot on average (approximately $2.98 per square foot per year of the lease term).

We review all of our long lived assets for possible impairments each quarter and when there is an event or change in circumstances that indicates an impairment in value may have occurred.  We determined the net carrying value of 14 properties (43 buildings) sold during the six months ended June 30, 2014 and one property (one building) held and used in operations exceeded their estimated fair values based on current sales prices, discounted cash flows and third party broker information, resulting in impairment charges totaling $24.8 million.  In addition, as a result of the removal of our Prior Trustees we ceased to actively market 31 properties (67 buildings) classified as held for sale as of December 31, 2013.  Therefore, these properties no longer meet the requirements under GAAP for classification as held for sale and, as a result, we reclassified them to properties held and used in operations.  In connection with this reclassification, we reversed previously recorded impairment charges totaling $4.8 million, which includes the elimination of estimated costs to sell.  See “Investment and Disposition Activities” below for more information about the consequences of this reclassification.

As of June 30, 2014, approximately 4.2% of our leased square feet and 3.3% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2014.  Renewed and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  Lease expirations by year, as of June 30, 2014, are as follows (square feet and dollars in thousands):

							Cumulative
						% of	% of
				Cumulative	Annualized	Annualized	Annualized
	Number	Square	% of	% of Square	Rental	Rental	Rental
	of Tenants	Feet	Square Feet	Feet	Revenue	Revenue	Revenue
Year	Expiring	Expiring(1)	Expiring(1)	Expiring(1)	Expiring(2)	Expiring(2)	Expiring(2)
7/1/2014 - 12/31/2014	241	1,563	4.2%	4.2%	$26,478	3.3%	3.3%
2015	309	4,271	11.5%	15.7%	94,742	11.9%	15.2%
2016	298	4,830	13.0%	28.7%	81,459	10.2%	25.4%
2017	269	3,783	10.2%	38.9%	90,588	11.3%	36.7%
2018	205	3,944	10.6%	49.5%	84,481	10.6%	47.3%
2019	140	3,762	10.1%	59.6%	68,485	8.6%	55.9%
2020	95	3,614	9.7%	69.3%	81,160	10.2%	66.1%
2021	75	2,232	6.0%	75.3%	50,947	6.4%	72.5%
2022	44	1,482	4.0%	79.3%	38,530	4.8%	77.3%
2023	59	2,767	7.4%	86.7%	70,500	8.8%	86.1%
Thereafter	76	4,950	13.3%	100.0%	111,208	13.9%	100.0%
Total	1,811	37,198	100.0%		$798,578	100.0%

Weighted average remaining lease term (in years):		5.6			5.6

(1)         Square feet is pursuant to existing leases as of June 30, 2014, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.  Excludes properties classified as discontinued operations for the period ended June 30, 2014.

(2)         Annualized rental revenue is annualized contractual rents from our tenants pursuant to existing leases as of June 30, 2014, plus straight line rent adjustments and estimated recurring expense reimbursements; includes some triple net lease rents and excludes lease value amortization.  Excludes properties classified as discontinued operations for the period ended June 30, 2014.

A principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance, except from our government tenants, who usually pay rents monthly in arrears.  As of June 30, 2014, tenants responsible for 1% or more of our total annualized rental revenue were as follows (square feet in thousands):

					% of
					Annualized
			Square	% of Total	Rental
Tenant			Feet(1)	Square Feet(1)	Revenue(2)	Expiration
1.	Telstra Corporation Limited		311	0.8%	2.4%	2020
2.	Office Depot, Inc.		651	1.8%	2.2%	2016 and 2023
3.	Expedia, Inc.		371	1.0%	2.0%	2018
4.	John Wiley & Sons, Inc	.	386	1.0%	1.8%	2017 (3)
5.	PNC Financial Services Group		587	1.6%	1.8%	2017 to 2021
6.	U.S. Government		466	1.3%	1.6%	2014 to 2032
7.	J.P. Morgan Chase & Co.		407	1.1%	1.5%	2014 to 2025
8.	Royal Dutch Shell plc		700	1.9%	1.4%	2016 and 2026
9.	The Bank of New York Mellon Corp.		395	1.1%	1.4%	2015 to 2021
10.	Flextronics International Ltd.		1,051	2.8%	1.3%	2019
11.	United Healthcare Services Inc.		479	1.3%	1.3%	2017 to 2023
12.	Wells Fargo & Co		360	1.0%	1.2%	2014 to 2022
13.	Bankers Life and Casualty Company		349	0.9%	1.2%	2015 to 2023
14.	Jones Day (a law firm)		343	0.9%	1.1%	2026
15.	Level 3 Communications, Inc.		219	0.6%	1.1%	2014 to 2026
16.	Towers Watson & Co	.	350	0.9%	1.1%	2014 to 2020
17.	Ballard Spahr LLP (a law firm)		218	0.6%	1.0%	2015 to 2031
18.	RE/MAX Holdings, Inc	.	248	0.7%	1.0%	2028
	Total		7,891	21.3%	26.4%

(1)         Square feet is pursuant to existing leases as of June 30, 2014, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.  Excludes properties classified as discontinued operations for the period ended June 30, 2014.

(2)         Annualized rental revenue is annualized contractual rents from our tenants pursuant to existing leases as of June 30, 2014, plus straight line rent adjustments and estimated recurring expense reimbursements; includes some triple net lease rents and excludes lease value amortization.  Excludes properties classified as discontinued operations for the period ended June 30, 2014.

(3)         On July 14, 2014, this lease was amended to extend the current lease from June 30, 2017 through March 31, 2033.

Investment and Disposition Activities

Over the past several years, our business plan was increasingly focused on repositioning our portfolio towards high quality CBD office buildings and away from suburban office and industrial properties.  In furtherance of this plan, as of December 31, 2013, we were actively marketing, and had classified as held for sale, 45 properties (110 buildings) with a combined 8,425,548 square feet.  As a result of the removal of our Prior Trustees on March 25, 2014, we suspended non-ordinary course investment and disposition activity.  In particular, we ceased to actively market and take actions to sell properties which we had classified as held for sale as of December 31, 2013 that were not already subject to a binding sale agreement. This resulted in the reclassification of two CBD properties (two buildings) and 29 suburban properties (65 buildings) with a combined 5,641,450 square feet, which we had classified as held for sale as of December 31, 2013, to properties held and used in operations because the properties no longer meet the requirements under GAAP for classification as held for sale.  Operating results for these properties were reclassified from discontinued operations to continuing operations for all periods presented.  In connection with this reclassification, we reversed previously recorded impairment losses totaling $4.8 million, which includes the elimination of estimated costs to sell.

On June 27, 2014, we sold one CBD property (two buildings) and 13 suburban properties (41 buildings) with a combined 2,784,098 square feet for an aggregate sales price of $215.9 million, excluding mortgage debt repayments and closing costs.  These properties were part of our Prior Trustees’ business plan to reposition our portfolio.  As of June 30, 2014, all of the properties that were part of our Prior Trustees’ business plan to reposition our portfolio, except for the properties noted above that were reclassified to held and used in operations in 2014, have been sold.  In addition, there have been no other dispositions approved by our New Board of Trustees.

For more information regarding these transactions, please see Note 4 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Financing Activities

On March 11, 2014, we prepaid $12.0 million of 4.95% mortgage debt using cash on hand.  On June 27, 2014, we repaid $11.2 million of 6.14% mortgage debt and $8.5 million of 5.78% mortgage debt in connection with the sale of the related properties and recognized a loss on early extinguishment of debt of $3.3 million from prepayment premiums and the write off of unamortized discounts and deferred financing fees.

During the quarter ended June 30, 2014, we made the decision to cease making loan servicing payments on One Enterprise Center in Jacksonville, Florida.  The first payment we determined not to make for this property was due on June 11, 2014.  The property is secured by a non-recourse mortgage loan, with a current principal balance of $40.1 million.

On July 18, 2014, we repaid the $235.0 million balance on our revolving credit facility and on August 1, 2014, we prepaid at par the $265.0 million non-recourse mortgage loan on two buildings in Chicago, IL.

For more information regarding our financing sources and activities, please see the section captioned “Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” below.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014, Compared to Three Months Ended June 30, 2013

	Comparable Properties Results(1)				Other Properties Results(2)				Consolidated Results
	Three Months Ended June 30,				Three Months Ended June 30,				Three Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(in thousands)				(in thousands)				(in thousands, except per share data)
Revenues:
Rental income:
CBD properties	$106,094	$108,719	$(2,625)	(2.4)%	$—	$881	$(881)	(100.0)%	$106,094	$109,600	$(3,506)	(3.2)%
Suburban properties(3)	66,313	62,561	3,752	6.0%	—	37,852	(37,852)	(100.0)%	66,313	100,413	(34,100)	(34.0)%
Rental income	172,407	171,280	1,127	0.7%	—	38,733	(38,733)	(100.0)%	172,407	210,013	(37,606)	(17.9)%

Tenant reimbursements and other income:
CBD properties	28,465	30,303	(1,838)	(6.1)%	—	544	(544)	(100.0)%	28,465	30,847	(2,382)	(7.7)%
Suburban properties	14,322	14,663	(341)	(2.3)%	—	6,665	(6,665)	(100.0)%	14,322	21,328	(7,006)	(32.8)%
Tenant reimbursements and other income	42,787	44,966	(2,179)	(4.8)%	—	7,209	(7,209)	(100.0)%	42,787	52,175	(9,388)	(18.0)%

Operating expenses:
CBD properties	62,563	64,258	(1,695)	(2.6)%	—	660	(660)	(100.0)%	62,563	64,918	(2,355)	(3.6)%
Suburban properties	30,021	30,904	(883)	(2.9)%	117	8,283	(8,166)	(98.6)%	30,138	39,187	(9,049)	(23.1)%
Operating expenses	92,584	95,162	(2,578)	(2.7)%	117	8,943	(8,826)	(98.7)%	92,701	104,105	(11,404)	(11.0)%

Net operating income(4):
CBD properties	71,996	74,764	(2,768)	(3.7)%	—	765	(765)	(100.0)%	71,996	75,529	(3,533)	(4.7)%
Suburban properties	50,614	46,320	4,294	9.3%	(117)	36,234	(36,351)	(100.3)%	50,497	82,554	(32,057)	(38.8)%
Net operating income	$122,610	$121,084	$1,526	1.3%	$(117)	$36,999	$(37,116)	(100.3)%	122,493	158,083	(35,590)	(22.5)%

Other expenses:
Depreciation and amortization									59,831	63,459	(3,628)	(5.7)%
General and administrative									24,097	21,049	3,048	14.5%
Loss on asset impairment									22,683	—	22,683	100.0%
Acquisition related costs									—	145	(145)	(100.0)%
Total other expenses									106,611	84,653	21,958	25.9%
Operating income									15,882	73,430	(57,548)	(78.4)%
Interest and other income									281	249	32	12.9%
Interest expense									(37,899)	(43,320)	5,421	(12.5)%
Loss on sale of equity investment									(33)	—	(33)	100.0%
Gain on issuance of shares by an equity investee									16,911	—	16,911	100.0%
(Loss) income from continuing operations before income tax expense and equity in earnings of investees									(4,858)	30,359	(35,217)	(116.0)%
Income tax expense									(908)	(754)	(154)	20.4%
Equity in earnings of investees									12,454	159	12,295	7732.7%
Income from continuing operations									6,688	29,764	(23,076)	(77.5)%
Discontinued operations:
Income from discontinued operations									4,114	1,643	2,471	150.4%
Loss on asset impairment from discontinued operations									(2,072)	(4,589)	2,517	(54.8)%
Loss on early extinguishment of debt from discontinued operations									(3,345)	—	(3,345)	100.0%
Net gain on sale of properties from discontinued operations									—	2,099	(2,099)	(100.0)%
Net income									5,385	28,917	(23,532)	(81.4)%
Net income attributable to noncontrolling interest in consolidated subsidiary									—	(10,028)	10,028	(100.0)%
Net income attributable to Equity Commonwealth									5,385	18,889	(13,504)	(71.5)%
Preferred distributions									(6,982)	(11,151)	4,169	(37.4)%
Distribution on conversion of preferred shares									(16,205)	—	(16,205)	100.0%
Net (loss) income available for Equity Commonwealth common shareholders									$(17,802)	$7,738	$(25,540)	(330.1)%

Amounts attributable to Equity Commonwealth common shareholders:
(Loss) income from continuing operations									$(16,499)	$8,585	$(25,084)	(292.2)%
Income from discontinued operations									4,114	1,643	2,471	150.4%
Loss on asset impairment from discontinued operations									(2,072)	(4,589)	2,517	(54.8)%
Loss on early extinguishment of debt from discontinued operations									(3,345)	—	(3,345)	100.0%
Net gain on sale of properties from discontinued operations									—	2,099	(2,099)	(100.0)%
Net (loss) income									$(17,802)	$7,738	$(25,540)	(330.1)%

Weighted average common shares outstanding - basic and diluted									123,812	118,309	5,503	4.7%

Basic and diluted earnings per common share attributable to Equity Commonwealth common shareholders:
(Loss) income from continuing operations									$(0.13)	$0.07	$(0.20)	(285.7)%
Loss from discontinued operations									$(0.01)	$(0.01)	$—	0.0%
Net (loss) income									$(0.14)	$0.07	$(0.21)	(300.0)%

(1)       Comparable properties consist of 156 properties (262 buildings) we owned continuously from April 1, 2013 to June 30, 2014.

(2)       Other properties consist of properties owned by SIR.

(3)       The increase in comparable property rental income from our suburban segment primarily reflects approximately $4.0 million received from the settlement of litigation with a former tenant at one of our suburban properties.

(4)       We calculate net operating income, or NOI, as shown above.  We define NOI as income from our real estate including lease termination fees received from tenants less our property operating expenses, which expenses include property marketing costs.  NOI excludes amortization of capitalized tenant improvement costs and leasing commissions.  We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties.  We use NOI internally to evaluate individual, regional and combined property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs.  The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties’ results of operations.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, net income attributable to Equity Commonwealth, net income available for Equity Commonwealth common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  This measure should be considered in conjunction with net income, net income attributable to Equity Commonwealth, net income available for Equity Commonwealth common shareholders, operating income and cash flow from operating activities as presented in our condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss) and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate NOI differently than we do.

Reconciliation to Funds from Operations, or FFO, and Normalized FFO

	Three Months Ended June 30,
	2014	2013
	(in thousands, except per share data)
Reconciliation to FFO:(1)
Net income attributable to Equity Commonwealth	$5,385	$18,889
Plus: depreciation and amortization from continuing operations	59,831	63,459
Plus: depreciation and amortization from discontinued operations	—	3,930
Plus: loss on asset impairment from continuing operations	22,683	—
Plus: loss on asset impairment from discontinued operations	2,072	4,589
Plus: FFO from investees	16,611	159
Plus: net income attributable to noncontrolling interest	—	10,028
Less: FFO attributable to noncontrolling interest	—	(13,239)
Less: net gain on sale of properties from discontinued operations	—	(2,099)
Less: equity in earnings of investees	(12,454)	(159)
FFO attributable to Equity Commonwealth	94,128	85,557
Less: preferred distributions	(6,982)	(11,151)
FFO available for Equity Commonwealth common shareholders	$87,146	$74,406

Reconciliation to Normalized FFO:(1)
FFO attributable to Equity Commonwealth	$94,128	$85,557
Plus: acquisition related costs from continuing operations	—	145
Plus: normalized FFO from investees, net of FFO from investees	(725)	—
Plus: loss on early extinguishment of debt from discontinued operations	3,345	—
Plus: shareholder litigation costs and related expenses	4,588	6,987
Plus: estimated business management incentive fees(2)	6,996	196
Plus: average minimum rent from direct financing lease, net of interest earned	121	37
Plus: FFO attributable to noncontrolling interest	—	13,239
Less: normalized FFO attributable to noncontrolling interest	—	(13,394)
Less: loss on sale of equity investment	33	—
Less: gain on issuance of shares by an equity investee	(16,911)	—
Normalized FFO attributable to Equity Commonwealth	91,575	92,767
Less: preferred distributions	(6,982)	(11,151)
Normalized FFO available for Equity Commonwealth common shareholders	$84,593	$81,616

Weighted average common shares outstanding - basic and diluted(3)	123,812	118,309

Per common share:
FFO available for Equity Commonwealth common shareholders - basic and diluted(3)	$0.70	$0.63
Normalized FFO available for Equity Commonwealth common shareholders - basic and diluted(3)	$0.68	$0.69

(1)         We calculate FFO and Normalized FFO as shown above.  FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization, loss on real estate asset impairment, net income attributable to noncontrolling interest and FFO from equity investees, excluding any gain or loss on sale of properties, equity in earnings from investees and FFO attributable to noncontrolling interests.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we exclude acquisition related costs, estimated business management incentive fees, gains from issuance of shares by equity investees, gains and losses from sales of equity investments, loss on early extinguishment of debt, shareholder litigation costs and related expenses, the difference between average minimum rent and interest earned from our direct financing lease and the difference between FFO and Normalized FFO from equity investees and noncontrolling interests.  We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, net income attributable to Equity Commonwealth, net income available for Equity Commonwealth common shareholders, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs.  FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders.  FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income attributable to Equity Commonwealth, net income available for Equity Commonwealth common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  These measures should be considered in conjunction with net income, net income attributable to Equity Commonwealth, net income available for Equity Commonwealth common shareholders, operating income and cash flow from operating activities as presented in our condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss) and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

(2)         Amounts represent estimated incentive fees under our and SIR’s business management agreements payable in common shares after the end of each calendar year calculated: (i) prior to 2014 based upon increases in annual FFO per share (as defined), and (ii) beginning in 2014 based on common share total return.  In calculating net income in accordance with GAAP, we recognize estimated business management incentive fee expense each quarter.  Although we recognize this expense each quarter for purposes of calculating net income, we do not include these amounts in the calculation of Normalized FFO until the fourth quarter, which is when the actual expense amount for the year is determined.  Amounts for SIR are only for the period when SIR was our consolidated subsidiary.  Adjustments were made to prior period amounts to conform to the current period Normalized FFO calculation.

(3)         As of June 30, 2014, we had 4,917 series D preferred shares outstanding that were convertible into 2,364 common shares.  The effect of a conversion of our convertible preferred shares on FFO available for Equity Commonwealth common shareholders and Normalized FFO available for Equity Commonwealth common shareholders per share is anti-dilutive for all periods presented.

We refer to the 156 properties (262 buildings) we owned continuously from April 1, 2013 to June 30, 2014, as comparable properties.  We refer to the properties owned by SIR as other properties.  Our condensed consolidated statements of operations for the three months ended June 30, 2014 and 2013 includes the operating results of 156 properties for the entire periods, as we owned these properties as of April 1, 2013.  Our condensed consolidated statement of operations for the three months ended June 30, 2013 also includes the operating results of properties owned by SIR when SIR was our consolidated subsidiary.

Rental income.  Rental income decreased $37.6 million in the 2014 period, compared to the 2013 period, primarily due to a decrease in rental income totaling $38.7 million related to the deconsolidation of SIR discussed above, and a decrease in rental income at our comparable CBD properties totaling $2.6 million, partially offset by an increase in rental income at our comparable suburban properties totaling $3.8 million.  The increase in comparable property rental income from our suburban segment primarily reflects approximately $4.0 million received from the settlement of litigation with a former tenant at one of our suburban properties.  The decrease in comparable property rental income from our CBD segment primarily reflects a decline in occupancy.  Rental income includes non-cash straight line rent adjustments totaling $1.1 million in the 2014 period and $8.9 million in the 2013 period, and net reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $4.2 million in the 2014 period and $2.7 million in the 2013 period.  Rental income also includes lease termination fees totaling $1.1 million in the 2014 period and $1.0 million in the 2013 period.

Tenant reimbursements and other income.  Tenant reimbursements and other income decreased $9.4 million in the 2014 period, compared to the 2013 period, primarily due to a decrease in tenant reimbursements and other income totaling $7.2 million related to the deconsolidation of SIR discussed above, and a decrease in tenant reimbursements and other income at our comparable CBD and suburban properties totaling $1.8 million and $0.3 million, respectively.  The decrease in comparable property tenant reimbursements and other income from our CBD and suburban segments primarily reflects the decline in occupancy and decreases in real estate tax assessments and the related tenant reimbursements.

Operating expenses.  The decrease in operating expenses during the 2014 period totaling $11.4 million primarily reflects a decrease in operating expenses totaling $8.8 million related to the deconsolidation of SIR discussed above, and decreases in operating expenses at our comparable CBD and suburban properties totaling $1.7 million and $0.9 million, respectively.  The decrease in operating expenses at our CBD properties primarily reflects decreases in real estate tax assessments, partially offset by increases in repairs and maintenance and demolition costs for vacated space.  The decrease in operating expenses at our suburban properties primarily reflects decreases in real estate tax assessments.

Total other expenses.  The increase in total other expenses during the 2014 period totaling $22.0 million primarily reflects the $22.7 million loss on asset impairment recorded in the 2014 period, and increases in general and administrative expenses primarily related to increases in estimated business management incentive fees payable in common shares for the 2014 year based upon our common share total return, partially offset by a decrease in total operating expenses totaling $10.4 million related to the deconsolidation of SIR discussed above.

Interest and other income.  The increase in interest and other income primarily reflects an increase in interest income on bank deposits, partially offset by lower interest earned on mortgage note receivables due to lower outstanding principal amounts of those mortgage note receivables.

Interest expense.  The decrease in interest expense in the 2014 period primarily reflects interest expense totaling $3.8 million related to the deconsolidation of SIR discussed above, the prepayment of $99.0 million of our 5.75% unsecured senior notes in October 2013 and the prepayment of $12.0 million of 4.95% mortgage debt in March 2014.

Loss on sale of equity investment.  The loss on sale of equity investment in the 2014 period reflects the sale of our investment in AIC in May 2014.

Gain on issuance of shares by an equity investee.  The gain on issuance of shares by an equity investee primarily reflects the issuance of 10,000,000 common shares by SIR during the three months ended June 30, 2014 at prices above our per share carrying value.

Income tax expense.  The increase in income tax expense primarily reflects an increase in estimated Australian taxes.

Equity in earnings of investees.  Equity in earnings of investees represents our proportionate share of earnings from SIR and AIC during the 2014 period, and from AIC during the 2013 period.  The increase in earnings of investees primarily reflects our proportionate share of earnings from SIR since we began accounting for our investment in SIR under the equity method in July 2013.

Income from discontinued operations.  The increase in income from discontinued operations primarily reflects the decline in depreciation expense from ceasing depreciation when assets are reclassified as held for sale, partially offset by the decline in NOI from 14 properties (43 buildings) that were sold in 2014 and 43 properties (134 buildings) and a land parcel sold during 2013.

Loss on asset impairment from discontinued operations.  The 2014 loss on asset impairment reflects the write down to estimated fair value less costs to sell for 14 properties (43 buildings) sold during 2014.  The 2013 loss on asset impairment reflects the write down to estimated fair value less costs to sell for 11 properties (15 buildings) sold during 2013.

Loss on early extinguishment of debt from discontinued operations.  The 2014 loss on early extinguishment of debt reflects prepayment premiums and the write off of unamortized discounts and deferred financing fees associated with the repayment of $11.2 million of 6.14% mortgage debt and $8.5 million of 5.78% mortgage debt in June 2014.

Net gain on sale of properties from discontinued operations.  Net gain on sale of properties in the 2013 period reflects gains totaling $2.1 million from the sale of five properties (six buildings) and a land parcel during the 2013 period.

Net income.  The decrease in net income is primarily a result of the changes noted above.

Net income attributable to noncontrolling interest in consolidated subsidiary.  The decrease in net income attributable to noncontrolling interest in consolidated subsidiary reflects the noncontrolling portion of income from SIR when SIR was our consolidated subsidiary, which was until July 2, 2013.

Net income attributable to Equity Commonwealth and net (loss) income available for Equity Commonwealth common shareholders.  The decrease in net income attributable to Equity Commonwealth reflects the factors noted above.  Net (loss) income available for Equity Commonwealth common shareholders is net income attributable to Equity Commonwealth reduced by preferred distributions and the distribution on the conversion of our series D preferred shares in May 2014.  As a result of this transaction, we recorded a preferred distribution of $16.2 million for the excess of the market value of the common shares issued above the carrying value of the series D preferred shares redeemed.

Weighted average common shares outstanding — basic and diluted.  The increase in weighted average common shares outstanding primarily reflects the conversion of 10,263,003 of our series D preferred shares into 10,411,779 of our common shares in May 2014.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2014, Compared to Six Months Ended June 30, 2013

	Comparable Properties Results(1)				Other Properties Results(2)				Consolidated Results
	Six Months Ended June 30,				Six Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(in thousands)				(in thousands)				(in thousands, except per share data)
Revenues:
Rental income:
CBD properties	$216,333	$220,010	$(3,677)	(1.7)%	$—	$1,761	$(1,761)	(100.0)%	$216,333	$221,771	$(5,438)	(2.5)%
Suburban properties	128,114	124,691	3,423	2.7%	—	74,851	(74,851)	(100.0)%	128,114	199,542	(71,428)	(35.8)%
Rental income	344,447	344,701	(254)	(0.1)%	—	76,612	(76,612)	(100.0)%	344,447	421,313	(76,866)	(18.2)%

Tenant reimbursements and other income:
CBD properties	58,706	60,946	(2,240)	(3.7)%	—	1,009	(1,009)	(100.0)%	58,706	61,955	(3,249)	(5.2)%
Suburban properties	29,301	28,922	379	1.3%	—	12,610	(12,610)	(100.0)%	29,301	41,532	(12,231)	(29.4)%
Tenant reimbursements and other income	88,007	89,868	(1,861)	(2.1)%	—	13,619	(13,619)	(100.0)%	88,007	103,487	(15,480)	(15.0)%

Operating expenses:
CBD properties	129,873	128,170	1,703	1.3%	—	1,042	(1,042)	(100.0)%	129,873	129,212	661	0.5%
Suburban properties	64,593	63,229	1,364	2.2%	(34)	15,794	(15,828)	(100.2)%	64,559	79,023	(14,464)	(18.3)%
Operating expenses	194,466	191,399	3,067	1.6%	(34)	16,836	(16,870)	(100.2)%	194,432	208,235	(13,803)	(6.6)%

NOI(3):
CBD properties	145,166	152,786	(7,620)	(5.0)%	—	1,728	(1,728)	(100.0)%	145,166	154,514	(9,348)	(6.0)%
Suburban properties	92,822	90,384	2,438	2.7%	34	71,667	(71,633)	(100.0)%	92,856	162,051	(69,195)	(42.7)%
NOI	$237,988	$243,170	$(5,182)	(2.1)%	$34	$73,395	$(73,361)	(100.0)%	238,022	316,565	(78,543)	(24.8)%

Other expenses:
Depreciation and amortization									111,480	126,029	(14,549)	(11.5)%
General and administrative									48,945	37,712	11,233	29.8%
Loss on asset impairment									17,922	—	17,922	100.0%
Acquisition related costs									5	773	(768)	(99.4)%
Total other expenses									178,352	164,514	13,838	8.4%
Operating income									59,670	152,051	(92,381)	(60.8)%
Interest and other income									665	704	(39)	(5.5)%
Interest expense									(75,834)	(95,216)	19,382	(20.4)%
Loss on early extinguishment of debt									—	(60,027)	60,027	(100.0)%
(Loss) gain on sale of equity investments									(33)	66,293	(66,326)	(100.0)%
Gain on issuance of shares by an equity investee									17,020	—	17,020	100.0%
Income from continuing operations before income tax expense and equity in earnings of investees									1,488	63,805	(62,317)	(97.7)%
Income tax expense									(1,463)	(1,742)	279	(16.0)%
Equity in earnings of investees									23,388	4,421	18,967	429.0%
Income from continuing operations									23,413	66,484	(43,071)	(64.8)%
Discontinued operations:
Income from discontinued operations									8,125	1,637	6,488	396.3%
Loss on asset impairment from discontinued operations									(2,360)	(8,535)	6,175	(72.3)%
Loss on early extinguishment of debt from discontinued operations									(3,345)	—	(3,345)	100.0%
Net gain on sale of properties from discontinued operations									—	3,359	(3,359)	(100.0)%
Income before gain on sale of properties									25,833	62,945	(37,112)	(59.0)%
Gain on sale of properties									—	1,596	(1,596)	(100.0)%
Net income									25,833	64,541	(38,708)	(60.0)%
Net income attributable to noncontrolling interest in consolidated subsidiary									—	(19,985)	19,985	(100.0)%
Net income attributable to Equity Commonwealth									25,833	44,556	(18,723)	(42.0)%
Preferred distributions									(18,133)	(22,302)	4,169	(18.7)%
Distribution on conversion of preferred shares									(16,205)	—	(16,205)	100.0%
Net (loss) income available for Equity Commonwealth common shareholders									$(8,505)	$22,254	$(30,759)	(138.2)%

Amounts attributable to Equity Commonwealth common shareholders:
(Loss) income from continuing operations									$(10,925)	$25,793	$(36,718)	(142.4)%
Income from discontinued operations									8,125	1,637	6,488	396.3%
Loss on asset impairment from discontinued operations									(2,360)	(8,535)	6,175	(72.3)%
Loss on early extinguishment of debt from discontinued operations									(3,345)	—	(3,345)	100.0%
Net gain on sale of properties from discontinued operations									—	3,359	(3,359)	(100.0)%
Net (loss) income									$(8,505)	$22,254	$(30,759)	(138.2)%

Weighted average common shares outstanding - basic and diluted									121,121	106,298	14,823	13.9%

Basic and diluted earnings per common share attributable to Equity Commonwealth common shareholders:
(Loss) income from continuing operations									$(0.09)	$0.24	$(0.33)	(137.5)%
Income (loss) from discontinued operations									$0.02	$(0.03)	$0.05	(166.7)%
Net (loss) income									$(0.07)	$0.21	$(0.28)	(133.3)%

(1)              Comparable properties consist of 156 properties (262 buildings) we owned continuously from January 1, 2013 to June 30, 2014.

(2)              Other properties consist of properties owned by SIR.

(3)              See Note 4 on page 34 for further information regarding NOI.

Reconciliation to FFO and Normalized FFO

	Six Months Ended June 30,
	2014	2013
	(in thousands, except per share data)
Reconciliation to FFO:(1)
Net income attributable to Equity Commonwealth	$25,833	$44,556
Plus: depreciation and amortization from continuing operations	111,480	126,029
Plus: depreciation and amortization from discontinued operations	—	7,883
Plus: loss on asset impairment from continuing operations	17,922	—
Plus: loss on asset impairment from discontinued operations	2,360	8,535
Plus: FFO from investees	31,551	4,901
Plus: net income attributable to noncontrolling interest	—	19,985
Less: FFO attributable to noncontrolling interest	—	(26,128)
Less: gain on sale of properties	—	(1,596)
Less: net gain on sale of properties from discontinued operations	—	(3,359)
Less: equity in earnings of investees	(23,388)	(4,421)
FFO attributable to Equity Commonwealth	165,758	176,385
Less: preferred distributions	(18,133)	(22,302)
FFO available for Equity Commonwealth common shareholders	$147,625	$154,083

Reconciliation to Normalized FFO:(1)
FFO attributable to Equity Commonwealth	$165,758	$176,385
Plus: acquisition related costs from continuing operations	5	773
Plus: normalized FFO from investees, net of FFO from investees	313	5
Plus: loss on early extinguishment of debt from continuing operations	—	60,027
Plus: loss on early extinguishment of debt from discontinued operations	3,345	—
Plus: shareholder litigation costs and related expenses	8,458	10,125
Plus: estimated business management incentive fees(2)	13,225	392
Plus: average minimum rent from direct financing lease, net of interest earned	221	53
Plus: FFO attributable to noncontrolling interest	—	26,128
Less: normalized FFO attributable to noncontrolling interest	—	(26,603)
Less: loss (gain) on sale of equity investments	33	(66,293)
Less: gain on issuance of shares by an equity investee	(17,020)	—
Normalized FFO attributable to Equity Commonwealth	174,338	180,992
Less: preferred distributions	(18,133)	(22,302)
Normalized FFO available for Equity Commonwealth common shareholders	$156,205	$158,690

Weighted average common shares outstanding - basic and diluted(3)	121,121	106,298

Per common share:
FFO available for Equity Commonwealth common shareholders - basic and diluted(3)	$1.22	$1.45
Normalized FFO available for Equity Commonwealth common shareholders - basic and diluted(3)	$1.29	$1.49

(1)   See Note (1) on page 35 for further information regarding FFO and Normalized FFO.

(2)   See Note (2) on page 36 for further information regarding estimated business management incentive fees.

(3)   As of June 30, 2014, we had 4,917 series D preferred shares outstanding that were convertible into 2,364 common shares.  The effect of a conversion of our convertible preferred shares on FFO available for Equity Commonwealth common shareholders and Normalized FFO available for Equity Commonwealth common shareholders per share is anti-dilutive for all periods presented.

We refer to the 156 properties (262 buildings) we owned continuously from January 1, 2013 to June 30, 2014, as comparable properties.  We refer to the properties owned by SIR as other properties.  Our condensed consolidated statements of operations for the six months ended June 30, 2014 and 2013 includes the operating results of 156 properties for the entire periods, as we owned these properties as of January 1, 2013.  Our condensed consolidated statement of operations for the six months ended June 30, 2013 also includes the operating results of properties owned by SIR when SIR was our consolidated subsidiary.

Rental income.  Rental income decreased $76.9 million in the 2014 period, compared to the 2013 period, primarily due to a decrease in rental income totaling $76.6 million related to the deconsolidation of SIR discussed above, and a decrease in rental income at our comparable CBD properties totaling $3.7 million, partially offset by an increase in rental income at our comparable suburban properties totaling $3.4 million.  The increase in comparable property rental income from our suburban segment primarily reflects approximately $4.0 million received from the settlement of litigation with a former tenant at one of our suburban properties.  The decrease in comparable property rental income from our CBD segment primarily reflects a decline in occupancy at one of our CBD properties in Philadelphia, PA and the foreign currency impact on revenues from one of our CBD properties in Australia, partially offset by an increase in parking income at one of our other CBD properties.  Rental income includes non-cash straight line rent adjustments totaling $7.0 million in the 2014 period and $19.7 million in the 2013 period, and net reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $6.4 million in the 2014 period and $5.4 million in the 2013 period.  Rental income also includes lease termination fees totaling $1.7 million in the 2014 period and $1.3 million in the 2013 period.

Tenant reimbursements and other income.  Tenant reimbursements and other income decreased $15.5 million in the 2014 period, compared to the 2013 period, primarily due to a decrease in tenant reimbursements and other income totaling $13.6 million related to the deconsolidation of SIR discussed above, and a decrease in tenant reimbursements and other income at our comparable CBD properties totaling $2.2 million, partially offset by an increase in tenant reimbursements and other income at our comparable suburban properties totaling $0.4 million.  The decrease in comparable property tenant reimbursements and other income from our CBD segment primarily reflects the decline in occupancy at one of our CBD properties located in Philadelphia, PA and decreases in real estate taxes and the related tenant reimbursements at some of our CBD properties, partially offset by increases in utilities and snow removal costs and related tenant reimbursements.

Operating expenses.  The decrease in operating expenses during the 2014 period totaling $13.8 million primarily reflects a decrease in operating expenses totaling $16.9 million related to the deconsolidation of SIR discussed above, partially offset by increases in operating expenses at our comparable CBD and suburban properties totaling $1.7 million and $1.4 million, respectively.  The increase in operating expenses at our CBD properties primarily reflects increases in utility expenses and snow removal costs related to the more severe winter season during the 2014 period, compared to the 2013 period, increases in repairs and maintenance and demolition costs for vacated space, partially offset by decreases in real estate tax assessments.  The increase in operating expenses at our suburban properties primarily reflects increases in utility expenses and snow removal costs related to the more severe winter season during the 2014 period, compared to the 2013 period, partially offset by decreases in real estate tax assessments.

Total other expenses.  The increase in total other expenses during the 2014 period totaling $13.8 million primarily reflects the $17.9 million loss on asset impairment recorded in the 2014 period, which includes (i) $22.7 million of impairment recorded in 2014 and the reversal of previously recorded impairment losses for properties that were reclassified to held and used in operations in March 2014, including the elimination of estimated costs to sell, and (ii) increases in general and administrative expenses primarily related to increases in estimated business management incentive fees payable in common shares for the 2014 year based upon our common share total return, partially offset by a decrease in total operating expenses totaling $20.3 million related to the deconsolidation of SIR discussed above.

Interest and other income.  The decrease in interest and other income primarily reflects lower interest earned on mortgage note receivables due to lower outstanding principal amounts of those mortgage note receivables, partially offset by an increase in interest income on bank deposits.

Interest expense.  The decrease in interest expense in the 2014 period primarily reflects the repurchase of $670.3 million of our unsecured senior notes pursuant to the tender offer we completed in March 2013, the prepayment of $99.0 million of our 5.75% unsecured senior notes in October 2013, the prepayment of $12.0 million of 4.95% mortgage debt in May 2014, and interest expense totaling $7.3 million related to the deconsolidation of SIR discussed above.

Loss on early extinguishment of debt.  The loss on early extinguishment of debt in the 2013 period primarily reflects the difference between $726.2 million paid to repurchase $670.3 million of our unsecured senior notes pursuant to the tender offer we completed in March 2013, plus the write off of unamortized discounts and deferred financing fees and expenses.

(Loss) gain on sale of equity investments.  The loss on sale of equity investments in the 2014 period reflects the sale of our investment in AIC in May 2014.  The gain on sale of equity investments in the 2013 period reflects the sale in March 2013 of all 9,950,000 common shares of GOV that we owned at a per share sales price in excess of our per share carrying value.

Gain on issuance of shares by an equity investee.  The gain on issuance of shares by an equity investee primarily reflects the issuance of 10,000,000 common shares by SIR during the six months ended June 30, 2014 at prices above our per share carrying value.

Income tax expense.  The decrease in income tax expense primarily reflects the reversal of estimated Australian taxes that were over accrued during the 2013 period.

Equity in earnings of investees.  Equity in earnings of investees represents our proportionate share of earnings from SIR and AIC during the 2014 period, and from SIR, GOV and AIC during the 2013 period.  The increase in earnings of investees primarily reflects our proportionate share of earnings from SIR since we began accounting for our investment in SIR using the equity method in July 2013, partially offset by our sale in March 2013 of all 9,950,000 common shares that we owned of GOV.

Income from discontinued operations.  The increase in income from discontinued operations primarily reflects the decline in depreciation expense from ceasing depreciation when assets are reclassified as held for sale, partially offset by the decline in NOI from 14 properties (43 buildings) that were sold in 2014 and 43 properties (134 buildings) and a land parcel sold during 2013.

Loss on asset impairment from discontinued operations.  The 2014 loss on asset impairment reflects the write down to estimated fair value less costs to sell for 14 properties (43 buildings) sold during 2014.  The 2013 loss on asset impairment reflects the write down to estimated fair value less costs to sell for 11 properties (15 buildings) sold during 2013.

Loss on early extinguishment of debt from discontinued operations.  The 2014 loss on early extinguishment of debt reflects prepayment premiums and the write off of unamortized discounts and deferred financing fees associated with the repayment of $11.2 million of 6.14% mortgage debt and $8.5 million of 5.78% mortgage debt in June 2014.

Net gain on sale of properties from discontinued operations.  Net gain on sale of properties in the 2013 period reflects gains totaling $3.4 million from the sale of eight properties (24 buildings) and a land parcel during the 2013 period.

Gain on sale of properties.  Gain on sale of properties in the 2013 period reflects a gain of $1.6 million from an eminent domain land taking at one of our CBD properties.

Net income.  The decrease in net income is primarily a result of the changes noted above.

Net income attributable to noncontrolling interest in consolidated subsidiary.  The decrease in net income attributable to noncontrolling interest in consolidated subsidiary reflects the noncontrolling portion of income from SIR when SIR was our consolidated subsidiary, which was until July 2, 2013.

Net income attributable to Equity Commonwealth and net (loss) income available for Equity Commonwealth common shareholders.  The decrease in net income attributable to Equity Commonwealth reflects the factors noted above.  Net (loss) income available for Equity Commonwealth common shareholders is net income attributable to Equity Commonwealth reduced by preferred distributions and the distribution on the conversion of our series D preferred shares in May 2014.  As a result of this transaction, we recorded a preferred distribution of $16.2 million for the excess of the market value of the common shares issued above the carrying value of the series D preferred shares redeemed.

Weighted average common shares outstanding — basic and diluted.  The increase in weighted average common shares outstanding primarily reflects the conversion of 10,263,003 of our series D preferred shares into 10,411,779 of our common shares in May 2014 and 34,500,000 common shares we issued in a public offering in March 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

The items discussed in the section are the Company’s short-term liquidity needs and resources.

As a result of the removal of our Prior Trustees on March 25, 2014, we suspended our business plan to market 31 properties which we had classified as held for sale as of December 31, 2013.

As of June 30, 2014, we had $428.4 million of cash and cash equivalents.  We expect to use our cash balances, cash flow from our operations and proceeds of property sales to fund our operations, debt repayments, distributions, future property acquisitions, tenant improvements and leasing costs and other general business purposes, including repayment of debt.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

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

Cash flows provided by (used in) operating, investing and financing activities were $129.2 million, $132.8 million and ($56.7) million, respectively, for the six months ended June 30, 2014, and $136.7 million, $55.7 million and ($216.3) million, respectively, for the six months ended June 30, 2013.  For the period from January 1, 2013 to June 30, 2013 while SIR was our consolidated subsidiary, cash flows provided by operating activities related to SIR totaled $52.6 million, cash flows used in investing activities related to SIR totaled $165.5 million, and cash flows provided by financing activities related to SIR totaled $104.8 million.  Other changes in these three categories of our cash flows between 2014 and 2013 are primarily related to the sale of our GOV common shares during the 2013 period, our dispositions of properties, our issuance of common shares during the 2013 period, our borrowings and repayments and repurchases of debt during the 2013 period, and our distributions on our common and preferred shares.

Our Investment and Financing Liquidity and Resources

The items discussed in the section are the Company’s long-term liquidity needs and resources.

We have a $750.0 million unsecured revolving credit facility with a group of institutional lenders, that matures on October 19, 2015, that we use to fund acquisitions and to meet cash needs that result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses.  We also have a $500.0 million unsecured term loan that matures on December 15, 2016.  The removal of our Prior Trustees on March 25, 2014 constituted an event of default under our revolving credit facility and term loan agreements.  As a consequence, the lenders under each of these agreements became entitled to exercise certain remedies, including the right to accelerate their loans and to require that their loans bear interest at the post-default rate.  Effective as of April 11, 2014, we entered into separate forbearance agreements regarding our revolving credit facility and term loan agreements.  Pursuant to each forbearance agreement, the applicable lenders agreed, on and subject to the terms and conditions set forth therein, to forbear during the period (which period would have expired on June 13, 2014, but for the waivers and amendments described below) from exercising certain of their rights and remedies under the revolving credit facility or term loan, as applicable, including, without limitation, their right to accelerate repayment of the loans thereunder and to require that the loans bear interest at the post-default rate.  Following the election of our New Board of Trustees on May 23, 2014, we requested that the lenders provide waivers of these events of default.  Effective as of June 6, 2014, we obtained such waivers and amended the revolving credit facility and term loan agreements.  Pursuant to these amendments and waivers, the lenders waived the events of default arising from the removal of our Prior Trustees, and each of the revolving credit facility and term loan agreements was amended to:

•                  remove as “Material Contracts” (i) the Business Management Agreement, dated as of June 8, 2009, as amended, by and between us and RMR, and (ii) the Amended and Restated Property Management Agreement, dated as of January 21, 2010, by and between us and RMR;

•                  revise the change of control Event of Default (as defined in each of the revolving credit facility and term loan agreements) so that failure of RMR to act as sole business and property manager no longer constitutes a change of control thereunder; and

•                  revise the change of control Event of Default to increase from 25% to 35% the level of voting power with respect to the Company’s shares that constitutes a change of control if acquired by any person or group.

In addition, the forbearance agreements were deemed to be terminated upon effectiveness of these amendments and waivers, other than certain provisions thereof relating to the release of claims against, and confirming no waivers by, the lenders.

Borrowings under our revolving credit facility currently bear interest at LIBOR plus a premium, which was 150 basis points as of June 30, 2014.  We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  We are allowed to borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  As of June 30, 2014, the interest rate payable on borrowings under our revolving credit facility was 1.6%, and the weighted average interest rate for borrowings under our revolving credit facility was 1.7% for the six months ended June 30, 2014.  As of June 30, 2014 and August 5, 2014, we had $235.0 million and zero, respectively, outstanding under our revolving credit facility.

Our term loan currently bears interest at a rate of LIBOR plus a premium, which was 185 basis points as of June 30, 2014.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of June 30, 2014, the interest rate for the amount outstanding under our term loan was 2.0%, and the weighted average interest rate for the amount outstanding under our term loan was 2.0% for the six months ended June 30, 2014.

On August 1, 2014, we prepaid at par the $265.0 million non-recourse mortgage loan on two buildings in Chicago, IL.

During the six months ended June 30, 2014, we paid distributions on our common shares totaling $29.6 million.  We also paid an aggregate of $11.2 million of distributions on our series D and series E preferred shares.  On July 25, 2014, our Board of Trustees declared a dividend of $0.8125 per series D preferred share to be paid on August 15, 2014 to shareholders of record on August 5, 2014. This dividend includes the accrued dividend of $0.40625 per share for the period from February 15, 2014 to May 14, 2014 and the accrued dividend of $0.40625 per share for the period from May 15, 2014 to August 14, 2014.  On July 25, 2014, our Board of Trustees also declared a dividend of $0.90625 per series E preferred share to be paid on August 15, 2014 to shareholders of record on August 5, 2014. This dividend includes the accrued dividend of $0.453125 per share for the period from February 15, 2014 to May 14, 2014 and the accrued dividend of $0.453125 per share for the period from May 15, 2014 to August 14, 2014. The aggregate amounts of $0.8125 and $0.90625 that will be paid to the holders of series D preferred shares and series E preferred shares, respectively, represent the full amounts of accrued and unpaid dividends under the series D preferred shares and the series E preferred shares, respectively.

Our outstanding debt maturities and weighted average interest rates as of June 30, 2014, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
	Unsecured	Unsecured	Secured			Weighted
	Floating	Fixed	Fixed Rate			Average
Year	Rate Debt	Rate Debt	Debt		Total(2)	Interest Rate(3)
2014	$—	$—	$3,469		$3,469	6.0%
2015	235,000	172,213	14,608		421,821	3.5%
2016	500,000	139,104	309,604		948,708	3.9%
2017	—	250,000	310,593		560,593	5.9%
2018	—	250,000	4,614		254,614	6.6%
2019	—	125,000	165,422	(1)	290,422	6.5%
2020	—	250,000	2,523		252,523	5.9%
2021	—	—	60,470		60,470	5.5%
2022	—	—	799		799	5.9%
2023	—	—	702		702	5.7%
Thereafter	—	175,000	1,734		176,734	5.7%
	$735,000	$1,361,317	$874,538		$2,970,855	5.0%

(1)         We have a mortgage loan for $172,389 secured by one property located in Philadelphia, PA that matures in 2019.  Interest on this loan is payable at a rate equal to a premium over LIBOR, but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% per year until December 1, 2016.

(2)         Total debt outstanding as of June 30, 2014, including net unamortized premiums and discounts, equals $2,986,604.

(3)         Weighted based on current contractual interest rates.

For a description of our financing activities since January 1, 2014, please see “Financing Activities” above.  Also, for further information about our indebtedness, please see Note 10 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

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

We believe that we will have access to various types of financings, including debt or equity offerings, to fund our future acquisitions and to pay our debts and other obligations as they become due. The completion and the costs of our future debt transactions will depend primarily upon market conditions and our credit ratings. We have no control over market conditions. Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans and, in particular, whether we appear to have the ability to maintain our earnings, to space our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipatable adverse changes. We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities. However, there can be no assurance regarding our credit ratings or our ability to complete any debt or equity offerings or that our cost of any future public or private financings will not increase.

Since January 1, 2014, we received cash distributions totaling $20.7 million from SIR.  At June 30, 2014, we owned 22,000,000, or approximately 36.7%, of the outstanding common shares of SIR, with a carrying value of $531.9 million and a market value, based on quoted market prices, of $652.1 million ($29.64 per share).  During the second quarter of 2014, SIR issued 10,000,000 common shares in a public offering for $29.00 per common share, raising net proceeds (after deducting underwriters’ discounts and commissions and expenses) of approximately $277.4 million.  We recognized a gain on this sale by an equity investee of $16.9 million as a result of the per share sales price of this transaction being above our per share carrying value.  Our ownership percentage in SIR was reduced to 36.7% after this transaction.  On July 9, 2014, we sold our entire stake of 22,000,000 common shares of SIR, for $32.04 per share, raising aggregate gross proceeds of $704.8 million.  As a result of this sale, we no longer hold any interest in SIR.  On July 18, 2014, we used a portion of these proceeds to repay the $235.0 million balance on our revolving credit facility and on August 1, 2014, we prepaid at par the $265.0 million non-recourse mortgage loan on two buildings in Chicago, IL.  We are currently evaluating options for the use of the remaining proceeds from this sale, including additional debt repayments and other corporate purposes.

On June 27, 2014, we sold 14 properties (43 buildings) with a combined 2,784,098 square feet for an aggregate sales price of $215.9 million, excluding mortgage debt repayments and closing costs.  For more information regarding our properties, see Note 4 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

During the three and six months ended June 30, 2014 and 2013, amounts capitalized at our properties, including properties classified in discontinued operations and properties owned by SIR when SIR was our consolidated subsidiary, for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Tenant improvements(1)	$11,687	$19,156	$31,530	$32,838
Leasing costs(2)	5,661	8,675	10,736	15,460
Building improvements(3)	4,659	7,139	8,903	8,524
Development, redevelopment and other activities(4)	2,804	2,931	6,547	5,994

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

During the three months ended June 30, 2014, commitments made for expenditures in connection with leasing space at our properties, such as tenant improvements and leasing costs, and concessions, including tenant reimbursements and free rent, excluding properties classified in discontinued operations, were as follows (dollar and square foot measures in thousands, except per square foot measures):

	New
	Leases	Renewals	Total
Rentable square feet leased during the period	358	1,204	1,562
Tenant leasing costs and concession commitments (1)	$14,013	$13,891	$27,904
Tenant leasing costs and concession commitments per rentable square foot (1)	$39.14	$11.54	$17.86
Weighted average lease term by square foot (years)	5.9	6.0	6.0
Total leasing costs and concession commitments per rentable square foot per year (1)	$6.63	$1.92	$2.98

(1)         Includes commitments made for leasing expenditures and concessions, such as improvements, leasing commissions, tenant reimbursements and free rent.

Off Balance Sheet Arrangements

As of June 30, 2014, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We had no swaps or hedges as of June 30, 2014, other than the cash flow hedge associated with our $172.4 million of mortgage debt described in Note 12 to the notes to our condensed consolidated financial statements, under “Our Investment and Financing Liquidity and Resources” above in this Part I, Item 2 and under “Quantitative and Qualitative Disclosures About Market Risk” included in Part I, Item 3 of this Quarterly Report.

Debt Covenants

Our principal unsecured debt obligations at June 30, 2014, were amounts outstanding under our revolving credit facility, our unsecured term loan, and our approximately $1.4 billion of publicly issued unsecured term debt.  Our publicly issued debt is governed by an indenture.  Our public debt indenture and related supplements, our revolving credit facility and our term loan agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios.  At June 30, 2014, we believe we were in compliance with all covenants under our indenture and related supplements, and we believe we were in compliance with all respective covenants under our revolving credit facility and our term loan agreements.  In addition to our unsecured debt obligations, we had $895.2 million (including net unamortized premiums and discounts) of mortgage notes outstanding at June 30, 2014.

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

Related Person Transactions

We have engaged in certain related person transactions during the three and six months ended June 30, 2013 and June 30, 2014, both prior to and following our Special Meeting at which our New Board of Trustees was elected.

Following the Special Meeting, we entered into transactions with certain of our existing Trustees, executive officers and shareholders owning 5% or more of our common shares, or with persons or entities associated with such persons. For example, we entered into a license agreement for office space with an entity associated with Mr. Zell, our Chairman, and Mr. Helfand, our President and Chief Executive Officer, a lease agreement for office space with an entity associated with Mr. Zell, and a sublease agreement for office space, the landlord of which is an entity associated with Mr. Zell. We believe that our transactions with our existing Trustees and executive officers are on market terms.  In addition, following our Special Meeting, our New Board of Trustees recommended, and our shareholders approved, the reimbursement of expenses incurred by Related/Corvex, which, according to them, own approximately 5.7% in the aggregate of our common shares, in connection with their consent solicitations to remove our Prior Trustees and elect the New Board of Trustees and to engage in related litigation. Our New Board of Trustees has determined that this reimbursement is reasonable and fair to the Company.

In addition to the foregoing transactions, we have historical and continuing transactions with certain of our former Trustees, former executive officers, RMR, GOV, SIR, AIC and other companies to which RMR provides management services and others affiliated with them. For example, certain personnel and various services we currently use to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our former Managing Trustees and our former President. Also, as a further example, we have or had relationships with other companies to which RMR provides management services and which have trustees, directors and officers who were trustees, directors or officers of ours or RMR, including: GOV, which is also our former subsidiary; SIR, which is our former subsidiary and of which we previously were its largest shareholder; and AIC, of which we previously owned 12.5% along with RMR, GOV, SIR and four other companies to which RMR provides management services.

For further information about these and other such relationships and related person transactions, please see Note 15 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference. In addition, for more information about these transactions and relationships, please see our Annual Report, our Definitive Information Statements filed with the SEC on April 11, 2014 and June 23, 2014, or our Information Statements, and our other filings with the SEC, including Note 12 to our consolidated financial statements included in our Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions” and the information regarding our Prior Trustees, our former executive officers, our New Board of Trustees and our new executive officers in our Information Statements. In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC, including our Annual Report and our Information Statements, are available at the SEC’s website at www.sec.gov. Copies of certain of our agreements with these related parties, including our business management agreements and property management agreements with RMR and RMR Australia, various agreements we have entered into with GOV and SIR and the shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to risks associated with market changes in interest rates and foreign-exchange related variability on our investments in Australia.

Interest Rate Risk

In the past, we have managed our exposure to interest rate risk by monitoring available financing alternatives.  This strategy to manage exposure to changes in interest rates is materially unchanged from December 31, 2013, but our New Board of Trustees may adopt a different strategy to manage our interest rate risk.

At June 30, 2014, our outstanding fixed rate debt consisted of the following unsecured senior notes and secured mortgage notes (dollars in thousands):

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

(1)         The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contracts.  In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions and issuance costs at the time we issued these debts.  For more information, see Note 10 to the notes to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report.

No principal repayments are due under our unsecured senior notes until maturity.

Secured Mortgage Notes:

			Annual		Annual
	Principal		Interest		Interest		Interest
Debt	Balance(1)		Rate(1)		Expense(1)	Maturity	Payment Due
Mortgage notes payable	$7,838		5.990%		$469	2015	Monthly
Mortgage notes payable	116,000		5.235%		6,073	2016	Monthly
Mortgage notes payable	40,101		6.030%		2,418	2016	Monthly
Mortgage notes payable	143,596		6.290%		9,032	2016	Monthly
Mortgage notes payable	10,540		7.360%		776	2016	Monthly
Mortgage notes payable	41,275		5.670%		2,340	2017	Monthly
Mortgage notes payable	265,000	(2)	5.680%		15,052	2017	Monthly
Mortgage notes payable	172,389		2.785	%(3)	4,801	2019	Monthly
Mortgage notes payable	28,179		5.690%		1,603	2021	Monthly
Mortgage notes payable	39,290		5.300%		2,082	2021	Monthly
Mortgage notes payable	3,297		6.750%		223	2022	Monthly
Mortgage notes payable	7,033		5.710%		402	2026	Monthly
	$874,538				$45,271

(1)         The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contracts.  In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions and issuance costs at the time we assumed or issued these debts.  For more information, see Note 10 to the notes to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report.

(2)         On August 1, 2014, we prepaid at par the $265.0 million balance on this non-recourse mortgage loan.

(3)         Interest on this loan is payable at a rate equal to a premium over LIBOR, but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% until December 1, 2016.  The annual interest rate listed represents the floating interest rate at June 30, 2014.

Some of our secured notes require principal and interest payments through maturity pursuant to amortization schedules, and some of our secured notes require interest only payments through maturity.

We have interest rate swap agreements to manage our interest rate risk exposure on $172.4 million of mortgage notes due 2019, which require us to pay interest at a rate equal to a premium over LIBOR.  The interest rate swap agreements utilized by us effectively modify our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements.  Approximately 5.8% ($172.4 million) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at June 30, 2014.  As of June 30, 2014, the fair value of our derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive loss in our condensed consolidated balance sheet totaled $10.1 million.

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

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the value of our fixed rate debt.  Based on the balances outstanding at June 30, 2014, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would change the fair value of those obligations included in the tables above by approximately $84.1 million.

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

At June 30, 2014, our floating rate debt consisted of $235.0 million outstanding under our $750.0 million unsecured revolving credit facility, and our $500.0 million unsecured term loan.  Our revolving credit facility matures on October 19, 2015 and our $500.0 million unsecured term loan matures on December 15, 2016.  Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility or term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk.  Generally, a change in market interest rates would not affect the value of these floating rate debts, but would affect our operating results.  The following table presents the impact a 100 basis point increase in interest rates would have on our floating rate interest expense as of June 30, 2014 (dollars in thousands):

	Impact of Changes in Interest Rates
			Total Interest	Annual Per
	Interest Rate	Outstanding	Expense	Common Share
	Per Year(1)	Debt	Per Year	Impact(2)
At June 30, 2014	1.9%	$735,000	$13,965	$0.12
100 basis point increase	2.9%	$735,000	$21,315	$0.18

(1)         Weighted based on the respective interest rates and outstanding borrowings of our floating rate debt as of June 30, 2014.

(2)         Based on weighted average shares outstanding for the six months ended June 30, 2014.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2014 if we were fully drawn on our revolving credit facility and our term loan remained outstanding (dollars in thousands):

	Impact of Changes in Interest Rates
			Total Interest	Annual Per
	Interest Rate	Outstanding	Expense	Common Share
	Per Year(1)	Debt	Per Year	Impact(2)
At June 30, 2014	1.8%	$1,250,000	$22,500	$0.19
100 basis point increase	2.8%	$1,250,000	$35,000	$0.29

(1)         Weighted based on the respective interest rates of our floating rate debt as of June 30, 2014, assuming we were fully drawn on our revolving credit facility and our term loan remained outstanding.

(2)         Based on weighted average shares outstanding for the six months ended June 30, 2014.

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

Foreign Currency Risk

Foreign currency risk is the possibility that our financial results are affected by changes in currency exchange rates.  Our primary exposure to foreign currency exchange rates relates to the translation of the operating results of our Australian subsidiary from Australian dollars into U.S. dollars. In the past, we have considered borrowing in Australian currency to mitigate our foreign currency exchange exposure and using foreign currency derivative contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our Australian operations.  At June 30, 2014 and at August 5 2014, we had no borrowings in Australian dollars and no derivative contracts outstanding. We do not currently foresee any significant changes in how we manage this exposure in the near future. Accordingly, we may continue to experience future fluctuations in our earnings as a result of changes in foreign currency exchange rates.  During the three and six months ended June 30, 2014, average foreign currency exchange rates used to convert our Australian operating results increased approximately 1.8% and 5.8%, respectively; however, we believe the impact from these exchange rate changes was not material to our consolidated earnings for these periods.  Our New Board of Trustees may adopt a different strategy to manage our foreign currency risk.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, or the Exchange Act, Rules 13a-15 and 15d-15. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  Other Information

Item 1. Legal Proceedings.

Special Litigation Committee

On June 5, 2014, our Board of Trustees resolved to form a special litigation committee, or SLC, to investigate all of the claims alleged in the judicial and arbitral actions purportedly brought by or on behalf of EQC shareholders against EQC’s former officers and trustees and related persons and entities discussed below, or the Shareholder Actions. The SLC was delegated full authority to investigate, review and analyze the facts and circumstances that are the subject of the Shareholder Actions, as well as any additional facts and circumstances that may be at issue in any related inquiry, investigation or proceeding. The SLC was also empowered to consider and determine whether or not prosecution of the claims asserted in the Shareholder Actions, or any other claims related to the facts and circumstances of the Shareholder Actions, is in the best interests of EQC and our shareholders, and to further consider and determine what action should be taken on behalf of EQC. In each of the Shareholder Actions, except the Chashin Action which is discussed below, the parties have agreed to stay all judicial and arbitral proceedings for 120 days pending the outcome of the SLC’s investigation.

Young v. CommonWealth REIT

On December 27, 2012, David Young filed a putative federal securities class action in the United States District Court for the District of Massachusetts, or the Massachusetts District Court, titled Young v. CommonWealth REIT, Civ. No. 1:12-cv-12405-DJC, or the Young Action. The Young Action was brought on behalf of purchasers of our common shares between January 10, 2012 and August 8, 2012, and alleged securities fraud claims against EQC and certain of our former officers under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint alleged generally that EQC violated the federal securities laws by making false and misleading representations about our business, operations and management. The plaintiff sought compensatory damages plus counsel fees and expenses. On January 22, 2013, we filed a demand for arbitration with the American Arbitration Association, or AAA. On February 25, 2013, Mr. Young filed a motion to appoint him as lead plaintiff and his counsel as lead counsel, which the Massachusetts District Court granted on May 20, 2013, all in accordance with customary procedures for purported class action litigation. On July 22, 2013, Mr. Young filed an amended complaint. On September 20, 2013, EQC moved to dismiss the Young Action on the grounds that the claims asserted (1) were subject to binding arbitration under our bylaws, and (2) failed to state a claim for relief under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5. On June 9, 2014, Mr. Young voluntarily dismissed this action with prejudice, and the parties filed a joint stipulation of dismissal. Shortly thereafter, the parties notified the AAA of the dismissal, and the matter was withdrawn from arbitration.

Corvex Management LP v. CommonWealth REIT

On February 27, 2013, Related/Corvex filed a complaint in the Circuit Court for Baltimore City, State of Maryland, or the Maryland Court, titled Corvex Management LP v. CommonWealth REIT, Case No. 24-C-13-001111, against the Company, certain of our former Trustees and RMR, or the Related/Corvex Maryland Action. The complaint generally alleged breaches of fiduciary duty, conflicts of interest, corporate waste and breach of contract. Related/Corvex sought declaratory and injunctive relief, rescission and damages, including counsel fees and expenses.

On the same day, a demand for arbitration was filed with the AAA on behalf of the Company and the individual defendants, with the exception of RMR, advancing the position that the claims in the Related/Corvex Maryland Action were subject to arbitration. On March 5, 2013, the demand for arbitration was amended to add Related Fund Management, LLC as a respondent. On March 12, 2013, RMR separately filed a demand for arbitration with the AAA, pursuant to RMR’s position that the claims in the Related/Corvex Maryland Action were subject to arbitration.

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

On June 17, 2013, the Company and certain of our former Trustees each filed an amended statement of claims and answer to Related/Corvex’s Counterclaims, seeking a declaration that the record date bylaws were valid and that Related/Corvex’s purported consent solicitation was false and misleading for, among other reasons, their failure to disclose the true purpose of the consent solicitation, as well as material arrangements, agreements and understandings, as required by applicable law. On July 11, 2013, Related/Corvex filed a supporting motion for an order directing our officers to call a special meeting of shareholders to elect successor trustees, and a hearing on both motions was held on July 26, 2013. By order dated August 7, 2013, the three-person arbitration panel, or the Panel, denied summary judgment on Related/Corvex’s claims that their consent solicitation was proper. The Panel also invalidated our bylaw providing that one or more shareholders requesting a record date for a consent solicitation to remove trustees must have held at least three percent (3%) of our common shares for at least three years, but found that the previous bylaw requiring that a shareholder requesting a record date for a consent solicitation meet a $2,000 share ownership threshold for a period of at least one year remained in effect. The Panel further found that Related/Corvex’s motion for an order directing our officers to convene a special meeting was premature.

On September 19, 2013, the Panel dismissed with prejudice as to Related/Corvex Count VIII of Related/Corvex’s Counterclaims, which alleged derivative claims for breach of fiduciary duty and sought, among other things, money damages. On October 6, 2013, RMR and Related/Corvex submitted a stipulation and proposed order dismissing with prejudice all claims previously asserted by Related/Corvex against RMR, which the Panel granted on October 7, 2013. An evidentiary hearing on all remaining matters in dispute was held from October 7, 2013 through October 17, 2013, and the parties submitted post-hearing briefs on October 30, 2013.

On November 18, 2013, the Panel issued the Panel Findings on the parties’ remaining claims, finding, among other things, that Related/Corvex’s purported consent solicitation to remove the Board of Trustees, without cause, was not properly conducted and could not be validated. The Panel provided for a limited opportunity for Related/Corvex to conduct a new consent solicitation pursuant to a timeline established by the Panel. The Panel also ruled that, in the event Related/Corvex were to pursue a new consent solicitation, and succeed in removing all of our then Trustees, our officers must promptly call a special meeting for the election of successor trustees, and that only shareholders who have held 1%, or $2,000 in market value, of our shares continuously for one year may submit nominations for successor trustees to be elected at that special meeting. The Panel Findings stated that the Company’s election to opt into Section 3-803 of the Maryland Unsolicited Takeovers Act did not prevent removal of trustees without cause. The Panel upheld the provision in our bylaws requiring that only a shareholder who has held 1%, or $2,000 in market value, of our common shares continuously for one year may request a record date to act by written consent, but ruled that such shareholder need not hold certificates for all shares of beneficial interest owned by such shareholder. The Panel further ruled that our bylaws establishing a thirty (30) day period for the Board of Trustees to respond to a valid record date request, a sixty (60) day period for the Board of Trustees to set a record date after receipt of a valid request and a ninety (90) day period to review and certify the results of a consent solicitation were invalid. Finally, the Panel rejected certain claims for indemnification asserted both by us and Related/Corvex in connection with the litigation and arbitration proceedings, and ruled that Section 7.12 of our Declaration of Trust and Section 15.2 of our bylaws are invalid because they contravened Section 8.3 of our Declaration of Trust.

On November 25, 2013, Related/Corvex notified the Panel that they wished to pursue a new consent solicitation, and on February 14, 2014, Related/Corvex submitted a request for a record date. EQC set February 18, 2014 as the record date for shareholders entitled to execute or revoke consents in the new consent solicitation. On March 18, 2014, Related/Corvex delivered to EQC what they represented to be written consents reaching the 66.7% threshold required to remove, without cause, all of the Company’s then Trustees and any other person or persons elected or appointed to the Board of Trustees of the Company prior to the effective time of the Related/Corvex removal proposal. On March 25, 2014, the Company’s then Trustees certified the results of the written consent solicitation, upon which they were removed from their positions as Trustees of the Company. On May 27, 2014, the Panel issued its final arbitration award, finding, among other things, that the parties had substantially complied with the new consent solicitation rules set forth in the Panel Findings and declaring the arbitration proceedings closed.

Delaware County Employees Retirement Fund v. Portnoy I

On February 28, 2013, Delaware County Employees Retirement Fund, or Del-Co, a purported shareholder of EQC, filed a complaint in the Massachusetts District Court, titled Delaware County Employees Retirement Fund v. Portnoy, Civ. No. 1:13-cv-10405-DJC, or the First Del-Co Action. The complaint in the First Del-Co Action purported to bring claims individually and derivatively on behalf of the nominal defendant, EQC, against RMR and certain former EQC officers and trustees. The complaint in the First Del-Co Action asserted claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract, gross mismanagement, waste of corporate assets and abuse of control. Del-Co sought declaratory and injunctive relief, as well as compensatory and rescissory damages, including counsel fees and expenses.

On March 1, 2013, Del-Co filed a motion requesting that the Massachusetts District Court, among other things, issue a temporary restraining order, or TRO, enjoining EQC and our former Trustees from consummating our then pending Equity Offering and debt tender offer. On March 4, 2013, a hearing was held before the court on TRO motions filed in the First Del-Co Action and in a related action by Related/Corvex, which is discussed below. The same day, the Massachusetts District Court denied both motions for a TRO, finding among other things, that Del-Co and Related/Corvex had failed to meet their burden of showing a likelihood of success on the merits of their claims regarding the Equity Offering and, with respect to the First Del-Co Action, the debt tender offer. The Equity Offering closed the following morning, March 5, 2013.

On March 4, 2013, we filed a demand for arbitration with the AAA for the First Del-Co Action on behalf of EQC and the individual defendants, with the exception of RMR. On March 29, 2013, Del-Co filed an amended complaint adding plaintiffs Edmund Sweeney, Thomas Toldrian and Howard Worsey. On March 26, 2014, the Massachusetts District Court denied with prejudice the plaintiffs’ motion for declaratory judgment that the arbitration bylaw was unenforceable and denied without prejudice the Del-Co plaintiffs’ motion for declaratory judgment that the arbitration clauses in the RMR management agreements were unenforceable. On April 30, 2014, the Company and the individual defendants filed motions to compel arbitration, which the Massachusetts District Court granted on June 20, 2014. On June 23, 2014, the Massachusetts District Court dismissed the First Del-Co Action for the reasons set forth in its June 20, 2014 order.

On June 9, 2014, pursuant to an agreement of the parties, the AAA consolidated the arbitration arising from the claims asserted in the First Del-Co Action with the arbitration arising from the claims asserted in the Second Del-Co Action, which is discussed below.

On June 26, 2014, the parties agreed to stay the consolidated Del-Co arbitration for 120 days, until October 24, 2014, pending the SLC’s investigation of the claims asserted in the Shareholder Actions.

Delaware County Employees Retirement Fund v. Portnoy II

On January 24, 2014, Del-Co and Edmund Sweeney filed a second complaint in the Massachusetts District Court titled Delaware County Employees Retirement Fund v. Portnoy, Civ. No. 1:14-cv-10186-DJC, or the Second Del-Co Action.  The Second Del-Co Action purports to bring claims derivatively on behalf of the nominal defendant, EQC, against RMR and certain former EQC officers and trustees. The complaint in the Second Del-Co Action asserts claims against the defendants for breach of fiduciary duty in connection with advancement and indemnification of legal fees for certain former EQC officers and trustees in connection with the Related/Corvex Actions, as well as claims for breach of fiduciary duty in connection with the failure to purchase director and officer liability insurance. The plaintiffs seek monetary and injunctive relief, including an injunction permanently enjoining the individual defendants from being indemnified or advanced any fees and expenses incurred in the Related/Corvex Arbitration. On April 25, 2014, the defendants filed a demand for arbitration with the AAA. On the same day, the Company and the individual defendants each filed a motion to compel arbitration and to stay or dismiss this action, and the parties completed briefing on May 21, 2014. On June 9, 2014, pursuant to an agreement of the parties, the AAA consolidated the arbitration arising from the claims asserted in the First Del-Co Action, is discussed above, with the arbitration arising from the claims asserted in the Second Del-Co Action. On July 9, 2014, the parties filed a joint motion to stay proceedings pending the outcome of the SLC’s investigation of the claims asserted in the Shareholder Actions, which the Massachusetts District Court granted on July 10, 2014.

Corvex Management LP v. CommonWealth REIT

On March 1, 2013, Related/Corvex filed a complaint in the Massachusetts District Court, titled Corvex Management LP v. CommonWealth REIT, Civ. No. 1:13-cv-10475-DJC, against EQC and our former Trustees, or the Related/Corvex Massachusetts Action. The Related/Corvex Massachusetts Action alleged securities fraud claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Related/Corvex sought injunctive and declaratory relief, including a declaration that our arbitration bylaw was unenforceable. Also on March 1, 2013, Related/Corvex filed a motion for a TRO enjoining EQC and our former trustees from consummating the March 2013 Equity Offering. As noted above, the Massachusetts District Court denied that motion on March 4, 2013.

On March 4, 2013, the Company and the individual defendants filed a demand for arbitration with the AAA. Pursuant to the parties’ agreement to consolidate this arbitration with the concurrently pending arbitration of Related/Corvex’s Maryland state law claims, Related/Corvex voluntarily dismissed this action on June 5, 2013. On June 17, 2013, the Company and certain of our former trustees each filed a separate request with the Panel seeking an entry of award in our and their favor, and against Related/Corvex, for all claims previously asserted by Related/Corvex in this action. As noted above, on November 18, 2013, the Panel issued the Panel Findings ruling on the parties’ remaining claims. On May 27, 2014, the Panel issued its final arbitration award, finding, among other things, that the parties had substantially complied with the new consent solicitation rules set forth in the Panel Findings and declaring the arbitration proceedings closed.

William Gore v. Portnoy

On February 4, 2013, William Gore, a purported shareholder of EQC, filed a complaint in the Circuit Court for Montgomery County, State of Maryland, titled William Gore v. Portnoy, Case No. 373086-V, or the Gore Action. The Gore Action purports to bring claims individually and derivatively on behalf of the nominal defendant, EQC, against certain former EQC officers and trustees and EQC, as nominal defendant. The complaint alleges claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint seeks injunctive and declaratory relief, restitution and damages, including counsel fees and expenses. On March 7, 2013, the Company filed a demand for arbitration with the AAA for the Gore Action. On March 21, 2013, the parties each selected an arbitrator in this matter. On March 27, 2013, the parties agreed to stay all further proceedings pending a decision by the court on the arbitrability of Mr. Gore’s claims.

On May 20, 2013, certain of our former trustees filed a petition for order to arbitrate and for a stay of proceedings pursuant to the Maryland Uniform Arbitration Act. On June 21, 2013, Mr. Gore filed his response to the former Trustees’ petition for order to arbitrate, as well as a separate petition to stay arbitration, and the parties completed briefing on both petitions on August 2, 2013. On June 30, 2014, we filed a consent motion to stay proceedings in the Gore Action for 120 days, pending the outcome of the SLC’s investigation of the claims asserted in the Shareholder Actions, which the court denied on July 2, 2014. The parties currently are discussing the terms of a voluntary dismissal of this action.

Katz v. CommonWealth REIT

On March 7, 2013, Jason Matthew Katz, a purported shareholder of EQC, filed a complaint in the Maryland Court, titled Katz v. CommonWealth REIT, Case No. 24-C-13-001299, or the Katz Action. The Katz Action purports to bring claims individually and on behalf of all others similarly situated against EQC and certain of our former Trustees. The complaint alleges claims of breach of fiduciary duty and seeks injunctive and declaratory relief, rescission of the March 2013 Equity Offering, restitution and damages, including counsel fees, expenses and, if applicable, pre-judgment and post-judgment interest.

On April 1, 2013, the Company filed a demand for arbitration with the AAA for the Katz Action. Pursuant to the court’s scheduling order, as amended from time to time, on April 19, 2013, Mr. Katz filed a petition to stay arbitration, and the parties completed briefing on Mr. Katz’s petition on September 16, 2013. On January 21, 2014, the Maryland Court granted the parties’ joint stipulation and motion to consolidate the Katz Action with the Central Laborers Action, discussed below, and consolidated the actions under the caption Katz v. CommonWealth REIT, Case No. 24-C-13-001299, or the Consolidated Maryland Action. On February 19, 2014, the Maryland Court denied the pending petition to stay arbitration and petitions for order to arbitrate, and ordered the parties to arbitrate the claims asserted in the Consolidated Maryland Action. On June 12, 2014, Mr. Katz filed his opening brief in support of his motion to stay entry of judgment and to revise, alter, amend, or vacate the Maryland Court’s February 19, 2014 decision. On June 30, 2014, the Maryland Court granted the parties’ joint request to stay this action for 120 days, pending the outcome of the SLC’s investigation of the claims asserted in the Shareholder Actions.

Central Laborers Pension Fund v. Portnoy

On April 5, 2013, the Central Laborers’ Pension Fund, or Central Laborers, a purported shareholder of EQC, filed a complaint in the Maryland Court, titled Central Laborers Pension Fund v. Portnoy, Case No. 24-C-13-001966, or the Central Laborers Action. The Central Laborers Action purports to bring claims individually, on behalf of all others similarly situated, and on behalf of EQC against EQC and certain of our former trustees. The complaint alleges, among other things, claims for breach of fiduciary duty, unjust enrichment and waste of corporate assets. The complaint seeks declaratory and injunctive relief, restitution and damages, including counsel fees and expenses. On April 17, 2013, Central Laborers filed an amended complaint, adding plaintiff William McGinley, a purported shareholder of EQC, and requesting a declaration that EQC’s shareholders may remove trustees without cause.

The Company filed a demand for arbitration with the AAA on April 25, 2013. The Company and our former trustees filed petitions for an order to arbitrate and for a stay of proceedings pursuant to the Maryland Uniform Arbitration Act on May 8, 2013 and May 16, 2013, respectively. On May 31, 2013, Central Laborers and Mr. McGinley filed a second amended complaint, adding plaintiff Howard Ginsberg, a purported shareholder of EQC. Pursuant to the court’s scheduling order, as amended from time to time, the parties completed briefing on the pending petitions on June 17, 2013. On January 21, 2014, the Maryland Court granted the parties’ joint stipulation and motion to consolidate the Katz Action with the Central Laborers Action and consolidated the actions under the caption Katz v. CommonWealth REIT, Case No. 24-C-13-001299, discussed above.  On June 30, 2014, the Maryland Court granted the parties’ joint request to stay this action for 120 days, pending the outcome of the SLC’s investigation of the claims asserted in the Shareholder Actions.

Chashin v. Reit Management & Research LLC

On October 3, 2013, A. Bruce Chashin, a purported shareholder of EQC, filed a complaint in the Massachusetts District Court, titled Chashin v. Reit Management & Research LLC, Civ. No. 1:13-cv-12472-DJC, or the First Chashin Action. The complaint in the First Chashin Action purported to bring claims derivatively on behalf of EQC against EQC, certain former EQC officers and trustees, and our manager, RMR, and challenged the arbitration clauses contained in our bylaws and our management agreements with RMR. The complaint also asserted, among other things, claims for breach of fiduciary duty, waste of corporate assets and abuse of a position of control, and sought declaratory and injunctive relief, restitution and damages, including the imposition of a constructive trust and fees and expenses. On November 4, 2013, the defendants filed a demand for arbitration with the AAA, or the Chashin Arbitration. On March 21, 2014, Mr. Chashin voluntarily dismissed his action pending in the Massachusetts District Court without prejudice.

The parties have each selected an arbitrator in this matter, and the party arbitrators have selected a neutral arbitrator (the “Chashin Arbitration Panel”). On June 12, 2014, Mr. Chashin filed his Response to Claims and Counterclaims Against Claimants (the “Counterclaims”), alleging similar claims and seeking similar relief as his previously filed complaint in Massachusetts District Court. On July 3, 2014, EQC filed a motion to stay proceedings for 120 days pending the outcome of the SLC’s investigation of the claims asserted in the Shareholder Actions. A preliminary hearing was held on July 10, 2014, at which the Chashin Arbitration Panel bifurcated the claims alleged derivatively from those alleged directly for administrative purposes. The Chashin Arbitration Panel also (i) granted EQC’s motion to stay proceedings as to the claims alleged derivatively in the Counterclaims, and (ii) established a briefing schedule on the claimants’ motions to dismiss certain counts of Mr. Chashin’s Counterclaims and the parties’ cross-motions for summary judgment.  A hearing on these matters, as well as the examination, acceptance, or rejection of the SLC’s final report, is scheduled for December 3-4, 2014.

Chashin v. Citigroup Global Markets, Inc.

On June 18, 2014, A. Bruce Chashin, a purported shareholder of EQC, filed a complaint in the United States District Court for the Southern District of New York, or the New York District Court, titled Chashin v. Citigroup Global Markets, Inc., Civ. No. 14-cv-4419, or the Second Chashin Action. The complaint purports to bring direct claims against six investment banks that acted as underwriters of the Company’s March 2013 Equity Offering and alleges that those defendants aided and abetted alleged breaches of fiduciary duty by our former officers and trustees.  While the Company is not a party to the Second Chashin Action, the underwriting agreements between the Company and the defendants may obligate the Company to indemnify those defendants, including for their costs of defense.  To date, no response to the complaint has been filed.

Item 1A. Risk Factors.

We may face significant challenges and increased costs as we transition to internal management.

Historically our day-to-day operations were performed by RMR, our external manager. Following the election of our new Board of Trustees at our special meeting of shareholders on May 23, 2014, our Board of Trustees appointed a new management team for our Company thereby beginning our transition to an internally managed REIT. Our ability to achieve our business objectives now depends on our new management team and its capacity to operate our company, including to manage our properties (either directly or by engaging third-party property managers), to identify and complete acquisitions and dispositions and to develop and execute a financing strategy. We cannot assure you that our new management team will be successful in transitioning these responsibilities from RMR.  Moreover, we cannot assure you that our past operating performance as an externally managed REIT will be indicative of our operating performance as an internally managed REIT under the leadership of our new management team, or that our new management team will be able to successfully develop and execute our business and growth strategies.  If our new management is not successful in operating our company, managing our properties, identifying and completing acquisitions and dispositions and developing and executing a financing strategy, our business and growth prospects may decline and our general and administrative expenses may increase.

In order to facilitate our transition to an internally managed REIT and assist our new management team, RMR will continue to provide certain business and property management services for a certain period of time. Additionally, we have engaged CBRE, Inc., or CBRE, to perform property management services for us on a going forward basis.  As a result of these engagements, we may incur increased costs in connection with our transition as we, RMR and CBRE each perform business management and/or property management functions, some of which may overlap, until RMR no longer provides services to us. Coordination among these outside service providers during our transition could distract management and divert their attention from our business and affairs, and the increased cost to us from temporarily redundant business and property management services could have a negative effect on our financial condition and results of operations.

Finally, we historically have had no employees. As a result of our transition, we now employ a staff of approximately 60 people and intend to hire additional employees. As their employer, we now will be subject to those potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and we will bear the costs of the establishment and maintenance of common employment-related benefit and other plans, which could have a negative effect on our financial condition and results of operations.

We will depend on CBRE, a third party service provider, for our property management services.

We have engaged CBRE to perform property management services for us on a going forward basis. The success of our property operations depends significantly upon CBRE’s experience, skill, resources, relationships and contacts in the industry. We cannot assure you that CBRE will perform its duties in a manner that maximizes the value of our properties and their cash flows. Furthermore, utilizing a third-party service provider for property management and accounting services may increase the likelihood of deficiencies in our internal controls and procedures and accounting mechanisms, which increase the likelihood of reporting violations. We offer no assurance that CBRE will continue to perform property management services. The initial term of our sub-management agreement with CBRE expires on September 30, 2016 and automatically renews for one-year terms unless either party gives 90 days’ notice of non-renewal. However, the sub-management agreement may be terminated by us upon 60 days’ advance notice to CBRE, subject to the payment of applicable termination fees, or upon the occurrence of certain events. After the initial two-year term, CBRE may terminate the sub-management agreement without cause at any time upon three months’ written notice. If the sub-management agreement is terminated or not renewed and no suitable replacement is found to manage our properties, we may not be able to execute our business plan, which could have a material adverse effect on our results of operations and our ability to make distributions to our shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 7, 2014, May 7, 2014 and June 6, 2014, we issued 11,410, 11,275 and 11,729 of our common shares, respectively, to RMR in payment of a portion of the management fee due to RMR pursuant to our business management agreement with RMR.  We issued the above shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

On May 14, 2014, we issued 10,411,779 common shares to holders of 10,263,003 series D preferred shares who elected to exercise their Fundamental Change Conversion Right, as discussed above, and converted their series D preferred shares into our common shares.  We issued these shares pursuant to an exemption from registration contained in Section 3(a)(9) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

Under our governing documents and Maryland law, distributions to our shareholders are to be authorized and declared by our Board of Trustees, and our Prior Trustees were removed on March 25, 2014.  Additionally, the removal of our Prior Trustees, constituted an event of default under our term loan and revolving credit facility agreements, under which we generally are prevented from making any distributions or paying any dividends during the pendency of an event of default.  As a result of the foregoing, we were unable to declare and pay dividends between March 25, 2014 and June 6, 2014, the date on which we obtained waivers of the aforementioned events of default from our lenders.  As of June 30, 2014, distributions in arrears for our series D preferred shares and our series E preferred shares totaled $3.0 million, or $0.6094 per share, and $7.5 million, or $0.6797 per share, respectively.

On July 25, 2014, our Board of Trustees declared a dividend of $0.8125 per series D preferred share to be paid on August 15, 2014 to shareholders of record on August 5, 2014. This dividend includes the accrued dividend of $0.40625 per share for the period from February 15, 2014 to May 14, 2014 and the accrued dividend of $0.40625 per share for the period from May 15, 2014 to August 14, 2014.  On July 25, 2014, our Board of Trustees also declared a dividend of $0.90625 per series E preferred share to be paid on August 15, 2014 to shareholders of record on August 5, 2014. This dividend includes the accrued dividend of $0.453125 per share for the period from February 15, 2014 to May 14, 2014 and the accrued dividend of $0.453125 per share for the period from May 15, 2014 to August 14, 2014. The aggregate amounts of $0.8125 and $0.90625 that will be paid to the holders of series D preferred shares and series E preferred shares, respectively, represent the full amounts of accrued and unpaid dividends under the series D preferred shares and the series E preferred shares, respectively.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On June 5, 2014, our Board of Trustees approved Amended and Restated Bylaws of the Company, or the Amended and Restated Bylaws, to replace the Company’s prior bylaws, or the Prior Bylaws.  Under the Prior Bylaws, only shareholders holding $2,000 or more in market value or 1% or more of the Company’s common shares were entitled to nominate trustees for election to the Board of Trustees.  Under the Amended and Restated Bylaws, any shareholder of record is entitled to nominate trustees for election to the Board of Trustees.

Item 6.  Exhibits.

Exhibit Number	Description

3.1

Articles of Amendment and Restatement of Declaration of Trust of the Company, dated July 1, 1994, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 31, 2014.)

3.2	Articles Supplementary, dated November 4, 1994. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 27, 1998, File Number 001-09317.)

3.3	Articles Supplementary, dated May 13, 1997. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 27, 1998, File Number 001-09317.)

3.4	Articles Supplementary, dated May 22, 1998. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 27, 1998, File Number 001-09317.)

3.5	Articles Supplementary, dated May 10, 2000. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File Number 001-09317.)

3.6	Articles Supplementary, dated June 17, 2003. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 7, 2004, File Number 001-09317.)

3.7	Articles Supplementary, dated January 7, 2004. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 7, 2004, File Number 001-09317.)

3.8	Articles Supplementary, dated March 16, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 16, 2005, File Number 001-09317.)

3.9	Articles Supplementary, dated September 12, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 12, 2005, File Number 001-09317.)

3.10	Articles Supplementary, dated February 3, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 2, 2006, File Number 001-09317.)

3.11	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 10, 2006, File Number 001-09317.)

3.12	Articles Supplementary, dated December 29, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 29, 2006, File Number 001-09317.)

3.13	Articles Supplementary, dated October 16, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 16, 2007, File Number 001-09317.)

3.14	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 26, 2011.)

3.15	Articles Supplementary, dated April 12, 2013. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 12, 2013.)

3.16	Articles Supplementary, dated December 22, 2013. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 19, 2013.)

3.17	Articles Supplementary, dated March 10, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 9, 2014.)

3.18	Articles Supplementary, dated June 18, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 18, 2014.)

3.19	Second Amended and Restated Bylaws of the Company, adopted July 31, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 31, 2014.)

3.20	Arbitration Panel Ruling Regarding the Amended and Restated Bylaws of the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

3.21	Interim Arbitration Award dated November 18, 2013. (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 18, 2013.)

4.1	Form of Common Share Certificate. (Filed herewith.)

4.2	Form of 6 1/2% Series D Cumulative Convertible Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

4.3	Form of 7 1/4% Series E Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

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

4.7

Amendment No. 2 to Renewed Rights Agreement, dated as of June 17, 2014, between the Company and Wells Fargo Bank, National Association, as Rights Agent. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 18, 2014.)

4.8

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

4.10

Supplemental Indenture No. 14, dated as of August 5, 2004, between the Company and U.S. Bank, relating to the Company’s 6.25% Senior Notes due 2016, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File Number 001-09317.)

4.11

Supplemental Indenture No. 15, dated as of October 31, 2005, between the Company and U.S. Bank, relating to the Company’s 5.75% Senior Notes due 2015, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File Number 001-09317.)

4.12

Supplemental Indenture No. 17, dated as of June 25, 2007, between the Company and U.S. Bank, relating to the Company’s 6.25% Senior Notes due 2017, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File Number 001-09317.)

4.13

Supplemental Indenture No. 18, dated as of September 18, 2007, between the Company and U.S. Bank, relating to the Company’s 6.65% Senior Notes due 2018, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File Number 001-09317.)

4.14

Supplemental Indenture No. 19, dated as of November 25, 2009, between the Company and U.S. Bank, relating to the Company’s 7.50% Senior Notes due 2019, including form thereof. (Incorporated by reference to the Company’s Registration Statement on Form 8-A dated November 25, 2009.)

4.15

Supplemental Indenture No. 20, dated as of September 17, 2010, between the Company and U.S. Bank, relating to the Company’s 5.875% Senior Notes due 2020, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)

4.16

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

10.3

Fifth Amendment to Credit Agreement and Waiver, dated as of June 6, 2014, among CommonWealth REIT, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 12, 2014.)

10.4

Fourth Amendment to Term Loan Agreement and Waiver, dated as of June 6, 2014, among CommonWealth REIT, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 12, 2014.)

10.5

Master Sub-Management Agreement, dated as of June 13, 2014, between Equity Commonwealth Management LLC, a wholly owned subsidiary of the Company, and CBRE, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 13, 2014.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
President and Chief Executive Officer
Dated: August 7, 2014

By:	/s/ Adam S. Markman
Adam S. Markman
Executive Vice President, Chief Financial Officer and Treasurer
Dated: August 7, 2014