Form 10-Q
period 2014-09-30
Equity Commonwealth
filed 2014-11-04
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of October 27, 2014:  128,893,552.

EQUITY COMMONWEALTH

FORM 10-Q

September 30, 2014

References in this Quarterly Report on Form 10-Q to the “Company”, “EQC”, “we”, “us” or “our” refer to Equity Commonwealth and its consolidated subsidiaries, as of September 30, 2014, unless the context indicates otherwise.

EXPLANATORY NOTE

EQC is a self-managed and self-advised real estate investment trust (REIT). The financial information presented in this Quarterly Report on Form 10-Q (Quarterly Report) includes the results of operations of Select Income REIT, or SIR, for periods prior to July 2, 2013 when SIR was EQC’s consolidated subsidiary, unless the context indicates otherwise.  SIR is itself a public company that has common shares registered under the Securities Exchange Act of 1934, as amended.  On July 2, 2013, SIR completed an underwritten public offering of its common shares, at which time we ceased to own a majority of SIR’s common shares.  Accordingly, following July 2, 2013, we did not consolidate our investment in SIR, but instead accounted for such investment under the equity method.  On July 9, 2014, we sold our entire stake of 22,000,000 common shares of SIR and thus no longer hold any interest in SIR.

For further information about SIR, please see SIR’s periodic reports and other filings with the Securities and Exchange Commission, or the SEC, which are available at the SEC’s website at www.sec.gov.  References in this Quarterly Report to SIR’s filings with the SEC are included as textual references only, and the information in SIR’s filings with the SEC is not incorporated by reference into this Quarterly Report.

i

PART I.      Financial Information

Item 1.         Financial Statements.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Real estate properties:
Land	$740,448	$699,135
Buildings and improvements	5,145,916	4,838,030
	5,886,364	5,537,165
Accumulated depreciation	(988,323)	(895,059)
	4,898,041	4,642,106
Properties held for sale	—	573,531
Acquired real estate leases, net	212,584	255,812
Equity investments	—	517,991
Cash and cash equivalents	597,405	222,449
Restricted cash	15,554	22,101
Rents receivable, net of allowance for doubtful accounts of $7,013 and $7,885, respectively	238,207	223,769
Other assets, net	209,005	188,675
Total assets	$6,170,796	$6,646,434

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$—	$235,000
Senior unsecured debt, net	1,823,182	1,855,900
Mortgage notes payable, net	619,760	914,510
Liabilities related to properties held for sale	—	28,734
Accounts payable and accrued expenses	163,075	165,855
Assumed real estate lease obligations, net	28,950	33,935
Rent collected in advance	26,197	27,553
Security deposits	13,648	11,976
Distributions payable	6,981	—
Due to related persons	—	9,385
Total liabilities	2,681,793	3,282,848

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6 1/2% cumulative convertible; 4,915,497 and 15,180,000 shares issued and outstanding, respectively, aggregate liquidation preference of $122,887 and $379,500, respectively	119,266	368,270
Series E preferred shares; 7 1/4% cumulative redeemable on or after May 15, 2016; 11,000,000 shares issued and outstanding, aggregate liquidation preference $275,000	265,391	265,391
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 128,893,552 and 118,386,918 shares issued and outstanding, respectively	1,289	1,184
Additional paid in capital	4,484,552	4,213,474
Cumulative net income	2,392,413	2,209,840
Cumulative other comprehensive loss	(39,765)	(38,331)
Cumulative common distributions	(3,111,868)	(3,082,271)
Cumulative preferred distributions	(622,275)	(573,971)
Total shareholders’ equity	3,489,003	3,363,586
Total liabilities and shareholders’ equity	$6,170,796	$6,646,434

See accompanying notes.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$174,216	$170,908	$518,663	$592,221
Tenant reimbursements and other income	42,379	43,293	130,386	146,780
Total revenues	216,595	214,201	649,049	739,001

Expenses:
Operating expenses	99,392	102,350	293,824	310,585
Depreciation and amortization	57,213	56,465	168,693	182,494
General and administrative	47,450	25,742	96,395	63,454
Loss on asset impairment	—	124,253	17,922	124,253
Acquisition related costs	—	(436)	5	337
Total expenses	204,055	308,374	576,839	681,123

Operating income (loss)	12,540	(94,173)	72,210	57,878

Interest and other income	406	227	1,071	931
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $(91), $(608), $(700) and $265, respectively)	(35,245)	(39,236)	(111,079)	(134,452)
Gain (loss) on early extinguishment of debt	6,699	—	6,699	(60,027)
Gain on sale of equity investment	171,754	—	171,721	66,293
Gain on issuance of shares by an equity investee	—	—	17,020	—
Income (loss) from continuing operations before income tax expense and equity in earnings of investees	156,154	(133,182)	157,642	(69,377)
Income tax expense	(703)	(785)	(2,166)	(2,527)
Equity in earnings of investees	1,072	10,492	24,460	14,913
Income (loss) from continuing operations	156,523	(123,475)	179,936	(56,991)
Discontinued operations:
Income from discontinued operations	95	95	8,220	1,732
Gain (loss) on asset impairment from discontinued operations	122	(92,827)	(2,238)	(101,362)
Loss on early extinguishment of debt from discontinued operations	—	—	(3,345)	—
Net gain on sale of properties from discontinued operations	—	—	—	3,359
Income (loss) before gain on sale of properties	156,740	(216,207)	182,573	(153,262)
Gain on sale of properties	—	—	—	1,596
Net income (loss)	156,740	(216,207)	182,573	(151,666)
Net income attributable to noncontrolling interest in consolidated subsidiary	—	(108)	—	(20,093)
Net income (loss) attributable to Equity Commonwealth	156,740	(216,315)	182,573	(171,759)
Preferred distributions	(6,981)	(11,151)	(25,114)	(33,453)
Distribution on conversion of preferred shares	—	—	(16,205)	—
Net income (loss) available for Equity Commonwealth common shareholders	$149,759	$(227,466)	$141,254	$(205,212)

Amounts available for Equity Commonwealth common shareholders:
Income (loss) from continuing operations	$149,542	$(134,734)	$138,617	$(108,941)
Income from discontinued operations	95	95	8,220	1,732
Gain (loss) on asset impairment from discontinued operations	122	(92,827)	(2,238)	(101,362)
Loss on early extinguishment of debt from discontinued operations	—	—	(3,345)	—
Net gain on sale of properties from discontinued operations	—	—	—	3,359
Net income (loss)	$149,759	$(227,466)	$141,254	$(205,212)

Weighted average common shares outstanding — basic	128,880	118,328	123,736	110,353
Weighted average common shares outstanding — diluted	131,243	118,328	123,736	110,353
Basic and diluted earnings per common share available for Equity Commonwealth common shareholders:
Income (loss) from continuing operations	$1.16	$(1.14)	$1.12	$(0.99)
Income (loss) from discontinued operations	$—	$(0.78)	$0.02	$(0.87)
Net income (loss) available for common shareholders	$1.16	$(1.92)	$1.14	$(1.86)

Distributions declared per common share	$—	$0.25	$0.25	$0.75
See accompanying notes.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$156,740	$(216,207)	$182,573	$(151,666)

Other comprehensive income (loss), net of tax:
Unrealized gain on derivative instruments	1,805	178	3,432	4,011
Foreign currency translation adjustments	(20,392)	5,455	(4,844)	(31,393)
Equity in unrealized income (loss) of an investee	27	13	(22)	(149)
Total comprehensive income (loss)	138,180	(210,561)	181,139	(179,197)

Less: comprehensive income attributable to noncontrolling interest in consolidated subsidiary	—	(108)	—	(20,057)

Comprehensive income (loss) attributable to Equity Commonwealth	$138,180	$(210,669)	$181,139	$(199,254)

See accompanying notes.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$182,573	$(151,666)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	122,571	140,357
Net amortization of debt discounts, premiums and deferred financing fees	(703)	321
Straight line rental income	(10,398)	(26,056)
Amortization of acquired real estate leases	39,431	46,350
Other amortization	15,181	14,727
Loss on asset impairment	20,160	225,615
(Gain) loss on early extinguishment of debt	(3,354)	60,027
Equity in earnings of investees	(24,460)	(14,913)
Gain on sale of equity investments	(171,721)	(66,293)
Gain on issuance of shares by an equity investee	(17,020)	—
Distributions of earnings from investees	20,680	13,791
Net gain on sale of properties	—	(4,955)
Other non-cash expenses	5,544	—
Change in assets and liabilities:
Restricted cash	5,634	2,149
Rents receivable and other assets	(28,586)	(58,705)
Accounts payable and accrued expenses	19,826	11,116
Rent collected in advance	(5,399)	1,945
Security deposits	37	527
Due to related persons	(9,277)	(4,677)
Cash provided by operating activities	160,719	189,660

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	—	(154,430)
Real estate improvements	(81,935)	(80,239)
Principal payments received from direct financing lease	5,451	5,196
Principal payments received from real estate mortgages receivable	—	1,000
Proceeds from sale of properties, net	185,299	37,699
Proceeds from sale of equity investments, net	710,492	239,576
Distributions in excess of earnings from investees	—	168
Decrease (increase) in restricted cash	913	(3,008)
Deconsolidation of a subsidiary	—	(12,286)
Cash provided by investing activities	820,220	33,676

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	—	626,809
Repurchase and retirement of outstanding debt securities	—	(728,021)
Proceeds from borrowings	—	1,036,000
Payments on borrowings	(551,174)	(964,258)
Deferred financing fees	—	(1,204)
Distributions to common shareholders	(29,597)	(80,106)
Distributions to preferred shareholders	(25,114)	(33,453)
Distributions to noncontrolling interest in consolidated subsidiary	—	(14,863)
Cash used in financing activities	(605,885)	(159,096)

Effect of exchange rate changes on cash	(98)	(469)

Increase in cash and cash equivalents	374,956	63,771
Cash and cash equivalents at beginning of period	222,449	102,219
Cash and cash equivalents at end of period	$597,405	$165,990
See accompanying notes.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$118,948	$156,841
Taxes paid	2,732	1,197

NON-CASH INVESTING ACTIVITIES:
Investment in real estate mortgage receivable	$—	$(7,688)
Increase in capital expenditures recorded as liabilities	$15,757	$4,809

See accompanying notes.

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of EQC have been prepared without audit.  Certain information and footnote disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K (Annual Report) for the year ended December 31, 2013.  Capitalized terms used, but not defined in this Quarterly Report, have the same meanings as in our Annual Report.

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

Note 2.  Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08.  ASU 2014-08 changes the criteria for reporting a discontinued operation.  Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation.  We are required to adopt ASU 2014-08 prospectively for all disposals of components of our business classified as held for sale during fiscal periods beginning after December 15, 2014 and are currently evaluating what impact, if any, its adoption will have to the presentation of our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This update is effective for interim and annual reporting periods beginning after December 15, 2016.  We are currently in the process of evaluating the impact, if any, the adoption of this ASU will have on our condensed consolidated financial statements.

Note 3.  Board of Trustees

On March 18, 2014, Related Fund Management, LLC (Related) and Corvex Management LP (Corvex) together, (Related/Corvex), delivered to us written consents which they represented were from a sufficient number of holders of our outstanding common shares to remove all of our then Trustees and any other person or persons elected or appointed to our Board of Trustees prior to the effective time of the Related/Corvex removal proposal. After inspection, our then Board of Trustees determined that holders of more than two-thirds of our outstanding common shares as of the February 18, 2014 record date consented to the Related/Corvex proposal, reaching the threshold required to remove all of our then Trustees and any other person or persons appointed as a Trustee prior to the effective time of the Related/Corvex removal proposal. Accordingly, on March 25, 2014, all of our then Trustees (Prior Trustees) certified their removal as Trustees of EQC.

On May 23, 2014, at a special meeting of our shareholders (Special Meeting), the following seven individuals were elected to serve on our Board of Trustees (New Board of Trustees): Sam Zell, who serves as the Chairman of the New Board of Trustees, James S. Corl, Edward A. Glickman, David A. Helfand, Peter Linneman, James L. Lozier, Jr. and Kenneth Shea.  Each of the foregoing individuals was nominated to serve on the New Board of Trustees by Related/Corvex.

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On July 31, 2014, our shareholders elected Martin L. Edelman, Mary Jane Robertson, Gerald A. Spector and James A. Star to serve on our Board of Trustees, bringing our total number of Trustees to eleven.

Note 4.  Real Estate Properties

During the nine months ended September 30, 2014, we made improvements to our properties totaling $65.9 million. During the nine months ended September 30, 2013, we made improvements totaling $75.4 million to our properties, including improvements made by SIR to its properties for the period that SIR was our consolidated subsidiary, which was until July 2, 2013.

Property Sales:

We classify all properties that meet the criteria outlined in the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification, or the Codification, as held for sale, as such on our condensed consolidated balance sheets.  As of September 30, 2014, we had no properties classified as held for sale.

During March 2014, the former management team ceased to actively market two CBD properties (two buildings) and 29 suburban properties (65 buildings) with a combined 5,641,450 square feet that we had previously classified as held for sale as of December 31, 2013.  These properties were not under agreement for sale when our Prior Trustees were removed in March 2014.  These properties were reclassified to properties held and used in operations because they no longer meet the requirements under GAAP for classification as held for sale.  Operating results for these properties were reclassified from discontinued operations to continuing operations for all periods presented herein.  In connection with this reclassification, we reversed previously recorded impairment losses totaling $4.8 million, which includes the elimination of estimated costs to sell.

On June 27, 2014, we sold one central business district (CBD) property (two buildings) and 13 suburban properties (41 buildings) with a combined 2,784,098 square feet for an aggregate sales price of $215.9 million, excluding mortgage debt repayments and closing costs.  In connection with this transaction, we recognized a loss on asset impairment of $2.2 million and a loss on early extinguishment of debt of $3.3 million.  These properties were previously classified as held for sale as of both March 31, 2014 and December 31, 2013.

Results of operations for properties sold or held for sale for all periods presented are included in discontinued operations in our condensed consolidated statements of operations. Summarized balance sheet information for all properties classified as held for sale and income statement information for all properties sold is as follows (in thousands):

December 31, 2013
Real estate properties	$536,552
Acquired real estate leases	6,937
Rents receivable	14,180
Other assets, net	15,862
Properties held for sale	$573,531

Mortgage notes payable	$20,018
Assumed real estate lease obligations	2,070
Rent collected in advance	4,043
Security deposits	2,603
Liabilities related to properties held for sale	$28,734

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Rental income	$(16)	$13,462	$14,220	$44,096
Tenant reimbursements and other income	407	1,697	1,730	5,509
Total revenues	391	15,159	15,950	49,605

Operating expenses	261	9,699	7,115	31,291
Depreciation and amortization	—	3,842	—	11,725
General and administrative	6	1,088	9	3,544
Total expenses	267	14,629	7,124	46,560

Operating income	124	530	8,826	3,045

Interest and other income	2	1	2	13
Interest expense	(31)	(436)	(608)	(1,326)
Income from discontinued operations	$95	$95	$8,220	$1,732

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

	September 30, 2014	December 31, 2013
Total minimum lease payments receivable	$16,913	$22,986
Estimated unguaranteed residual value of leased asset	4,951	4,951
Unearned income	(7,551)	(8,174)
Net investment in direct financing lease	$14,313	$19,763

We monitor the payment history and credit profile of the tenant and have determined that no allowance for losses related to our direct financing lease was necessary at September 30, 2014 and December 31, 2013.  The direct financing lease has an expiration date in 2045.

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6.  Equity Investments

At September 30, 2014, and December 31, 2013, we had the following equity investments in Select Income REIT (SIR), Government Properties Income Trust (GOV), and Affiliates Insurance Company (AIC) (dollars in thousands):

	Ownership Percentage		Equity Investments		Equity in Earnings (Loss)
					Three Months Ended		Nine Months Ended
	September 30,	December 31,	September 30,	December 31,	September 30,		September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
SIR	—%	44.2%	$—	$512,078	$1,072	$10,428	$24,516	$10,428
GOV	—%	—%	—	—	—	—	—	4,111
AIC	—%	12.5%	—	5,913	—	64	(56)	374
			$—	$517,991	$1,072	$10,492	$24,460	$14,913

Investment in SIR

SIR is a publicly traded real estate investment trust, or REIT, that is primarily focused on owning and investing in net leased, single tenant properties. SIR was an unconsolidated equity investment until July 9, 2014. During the second quarter of 2014, SIR issued 10,000,000 common shares in a public offering for $29.00 per common share, raising net proceeds (after deducting underwriters’ discounts and commissions and expenses) of approximately $277.4 million.  We recognized a gain on this sale by an equity investee of $16.9 million as a result of the per share sales price of this transaction being above our per share carrying value.  Our ownership percentage in SIR was reduced to 36.7% as a result of the transaction.

On July 9, 2014, we sold our entire stake of 22,000,000 common shares of SIR. We received $704.8 million in cash representing $32.04 per share and recognized a gain on sale of equity investment of $171.8 million in our condensed consolidated statement of operations. Proceeds from this sale were used to repay our revolving credit facility and certain mortgage loans (Note 8). As a result of this sale, we no longer hold any interest in SIR.

During the nine months ended September 30, 2014, we received cash distributions from SIR totaling $20.7 million.

SIR was one of our consolidated subsidiaries until July 2, 2013.  On July 2, 2013, our ownership percentage of SIR was reduced to below 50% and we began accounting for our investment in SIR under the equity method.  Under the equity method, we record our percentage share of net earnings of SIR in our consolidated statements of operations.  Prior to July 2, 2013, the operating results and investments of SIR were included in our consolidated results of operations and financial position.  On July 2, 2013, our share of the underlying equity of SIR exceeded our carrying value by $17.6 million.  As required under GAAP, we amortized this difference to equity in earnings of investees over a 34 year period, which approximates the average remaining useful lives of the buildings owned by SIR as of July 2, 2013.

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following summarized financial data of SIR is unaudited and includes the results of operations for periods prior to July 2, 2013 (the date on which SIR ceased to be our consolidated subsidiary), which are included on a consolidated basis in our condensed consolidated results of operations when SIR was our consolidated subsidiary.  Summarized balance sheet information of SIR as of July 9, 2014, the date of sale, and December 31, 2013 and income statement information through July 9, 2014 is as follows (in thousands, except per share data):

	July 9, 2014	December 31, 2013
Real estate properties, net	$1,772,684	$1,579,234
Acquired real estate leases, net	125,163	129,426
Cash and cash equivalents	27,531	20,025
Rents receivable, net	60,474	55,335
Other assets, net	17,698	17,839
Total assets	$2,003,550	$1,801,859

Revolving credit facility	$74,000	$159,000
Term loan	350,000	350,000
Mortgage notes payable	19,069	27,147
Assumed real estate lease obligations, net	26,945	26,966
Other liabilities	44,225	40,055
Shareholders’ equity	1,489,311	1,198,691
Total liabilities and shareholders’ equity	$2,003,550	$1,801,859

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the Period from July 1, 2014 through July 9, 2014 and for the Three Months Ended September 30, 2013		For the Period from January 1, 2014 through July 9, 2014 and for the Nine Months Ended September 30, 2013
	2014	2013	2014	2013
Rental income	4,698	41,169	98,226	117,333
Tenant reimbursements and other income	923	7,415	16,980	21,057
Total revenues	5,621	48,584	115,206	138,390

Operating expenses	1,018	9,287	20,982	26,172
Depreciation and amortization	1,043	8,485	20,832	22,445
Acquisition related costs	—	790	374	1,479
General and administrative	357	3,208	7,731	8,884
Total expenses	2,418	21,770	49,919	58,980

Operating income	3,203	26,814	65,287	79,410

Interest expense	(295)	(3,232)	(7,287)	(10,484)
Gain on early extinguishment of debt	—	—	243	—
Income before income tax expense and equity in earnings of an investee	2,908	23,582	58,243	68,926
Income tax expense	—	(52)	(90)	(132)
Equity in earnings of an investee	11	64	32	219
Net income	$2,919	$23,594	$58,185	$69,013

Weighted average common shares outstanding	59,889	49,686	52,394	42,790

Net income per common share	$0.05	$0.47	$1.11	$1.61

Investment in AIC

As of May 9, 2014, we had a net investment of $5.8 million in AIC, an insurance company that was owned in equal proportion until May 9, 2014 by us, our former manager Reit Management & Research LLC, or RMR, GOV, SIR and four other companies to which RMR provides management services.  On May 9, 2014, as a result of the removal of the Prior Trustees and in accordance with the terms of the shareholders agreement between us and the other AIC shareholders, the other AIC shareholders exercised their right to purchase all of the 20,000 shares of AIC we then owned.  We received $5.8 million in aggregate proceeds from this sale.  We no longer own any interest in AIC.  Our participation in the AIC property insurance program expired in June 2014.  See Note 16 for additional information about our investment in AIC.

Note 7.  Real Estate Mortgages Receivable

As of September 30, 2014 and December 31, 2013, we had total real estate mortgages receivable with an aggregate carrying value of $8.1 million included in other assets in our condensed consolidated balance sheets.  We provided mortgage financing totaling $7.7 million at 6.0% per annum in connection with our sale of three suburban office and industrial properties (18 buildings) in January 2013 in Dearborn, MI; this real estate mortgage requires monthly interest payments and matures on January 24, 2023.  We also provided mortgage financing totaling $0.4 million at 6.0% per annum in connection with our sale of a suburban office property in Salina, NY in April 2012; this real estate mortgage requires monthly interest payments and matures on April 30, 2019.

We monitor the payment history and credit profiles of the borrowers and have determined that no allowance for losses related to these real estate mortgages receivable were necessary at September 30, 2014 and December 31, 2013.

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8.  Indebtedness

Unsecured Revolving Credit Facility and Unsecured Term Loan:

We have a $750.0 million unsecured revolving credit facility, with availability of $747.5 million, that matures on October 19, 2015, that is used for general business purposes, including acquisitions.  We also have a $500.0 million unsecured term loan that matures on December 15, 2016.  Borrowings under our revolving credit facility bear interest at LIBOR plus a premium, which was 150 basis points as of September 30, 2014.  We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of September 30, 2014, the interest rate payable on borrowings under our revolving credit facility was 1.7%.  The weighted average interest rate for borrowings under our revolving credit facility was 1.7% for both the nine months ended September 30, 2014 and 2013, respectively.  On July 18, 2014, we paid off the entire balance of $235.0 million on our revolving credit facility, and no balance remained outstanding as of September 30, 2014.

Our term loan bears interest at a rate of LIBOR plus a premium, which was 185 basis points as of September 30, 2014.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of September 30, 2014, the interest rate for the amount outstanding under our term loan was 2.0%.  The weighted average interest rate for the amount outstanding under our term loan was 2.0% and 2.1% for the nine months ended September 30, 2014 and 2013, respectively.

Credit Facility and Term Loan Debt Covenants:

Our public debt indenture and related supplements, our revolving credit facility agreement and our term loan agreement contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.  At September 30, 2014, we believe we were in compliance with all of our respective covenants under our public debt indenture and related supplements, our revolving credit facility and our term loan agreements.

Senior Unsecured Debt:

On September 15, 2014, we prepaid at par $33.4 million of our 6.40% unsecured senior notes due 2015.

Mortgage Notes Payable:

At September 30, 2014, 11 of our properties (15 buildings) with an aggregate net book value of $724.4 million, had secured mortgage notes totaling $619.8 million (including net premiums and discounts) maturing from 2015 through 2026.

On August 1, 2014, we prepaid at par the $265.0 million of 5.68% mortgage debt at 600 West Chicago Avenue and recognized a net gain on early extinguishment of debt of $6.7 million from the write-off of an unamortized premium and deferred financing fees.

On June 27, 2014, we repaid $11.2 million of 6.14% mortgage debt and $8.5 million of 5.78% mortgage debt in connection with the sale of the related properties and recognized a loss on early extinguishment of debt of $3.3 million from prepayment premiums and the write-off of unamortized discounts and deferred financing fees.

During the quarter ended June 30, 2014, we made the decision to cease making loan servicing payments on One Enterprise Center in Jacksonville, Florida.  The first payment we determined not to make for this property was due on June 11, 2014.  The property is secured by a non-recourse mortgage loan, with a current principal balance of $40.1 million. On October 10, 2014, we were notified by the lender that our decision to cease making loan servicing payments created an event of default effective July 11, 2014 and the lender has exercised its option to accelerate the maturity of the unpaid balance of the loan.

On March 11, 2014, we prepaid at par the $12.0 million of 4.95% mortgage debt at 3920 Arkwright Road using cash on hand.

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9.  Shareholders’ Equity

Common Share Issuances:

On January 28, 2014, we granted 2,000 common shares of beneficial interest, par value $0.01 per share, valued at $23.46 per share, the closing price of our common shares on the New York Stock Exchange, or NYSE, on that day, to two of our former Trustees as part of their then annual compensation.

During the three and nine months ended September 30, 2014 we issued 32,909 and 90,135 common shares, respectively, to RMR pursuant to the amended and restated business management agreement (Note 16).

During the nine months ended September 30, 2014, we issued 10,412,499 common shares to holders of 10,264,503 of our series D cumulative convertible preferred shares (series D preferred shares) who converted their series D preferred shares into our common shares.

Share Awards:

As a result of the removal of our Prior Trustees on March 25, 2014, the vesting of 130,914 common shares previously issued to our former officers and certain employees of RMR pursuant to our equity compensation plans accelerated in accordance with the terms of their governing share grants.  During the nine months ended September 30, 2014, we recorded $3.4 million of general and administrative expense related to the vesting of these shares.

Common Share Distributions:

 On February 21, 2014, we paid a distribution on our common shares of $0.25 per share, or $29.6 million, to shareholders of record as of January 13, 2014.

Preferred Share Distributions:

Our Board of Trustees declared distributions on our series D preferred shares and series E cumulative redeemable preferred shares during the nine months ended September 30, 2014 as follows:

Declaration Date	Record Date	Payment Date	Series D Dividend Per Share	Series E Dividend Per Share
January 3, 2014	February 1, 2014	February 18, 2014	$0.40625	$0.45313
July 25, 2014	August 5, 2014	August 15, 2014	0.81250	0.90625
September 24, 2014	October 31, 2014	November 17, 2014	0.40625	0.45313

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

The $0.81250 series D dividend per share declared on July 25, 2014 by our Board of Trustees includes the accrued dividend of $0.40625 per share for the period from February 15, 2014 to May 14, 2014 and the accrued dividend of $0.40625 per share for the period from May 15, 2014 to August 14, 2014.  The $0.90625 series E dividend per share declared on July 25, 2014 by our Board of Trustees includes the accrued dividend of $0.453125 per share for the period from February 15, 2014 to May 14, 2014 and the accrued dividend of $0.453125 per share for the period from May 15, 2014 to August 14, 2014.

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Series D Preferred Shares:

The removal of our Prior Trustees on March 25, 2014 triggered a Fundamental Change Conversion Right of the series D preferred shares, as defined in our Articles Supplementary dated October 10, 2006, setting forth the terms of the series D preferred shares.  Pursuant to such right, the holders of series D preferred shares had the option to elect to convert all or any portion of their series D preferred shares at any time from April 9, 2014 until the close of business on May 14, 2014 into a number of common shares per $25.00 liquidation preference of the series D preferred shares equal to the sum of such $25.00 liquidation preference plus accrued and unpaid dividends to, but not including, May 14, 2014, divided by 98% of the average of the closing sale prices of the common shares for the five consecutive trading days ending on May 9, 2014, or the Fundamental Change Conversion Rate.  We calculated the Fundamental Change Conversion Rate as 1.0145 common shares per $25.00 liquidation preference.  May 14, 2014 was the last day upon which holders of the series D preferred shares could exercise their Fundamental Change Conversion Right.  Holders of 10,263,003 series D preferred shares elected to exercise their Fundamental Change Conversion Right and converted their series D preferred shares into 10,411,779 of our common shares.  As a result of this transaction, we recorded a distribution of $16.2 million, for the excess of the market value of the common shares issued above the carrying value of the series D preferred shares redeemed.  As of September 30, 2014, we had 4,915,497 outstanding series D preferred shares that were convertible into 2,363,248 of our common shares.

Note 10.  Cumulative Other Comprehensive Income (Loss)

The following tables present the amounts recognized in cumulative other comprehensive income (loss) by component for the three and nine months ended September 30, 2014 (in thousands):

	Three Months Ended September 30, 2014
	Unrealized Gain (Loss) on Derivative Instruments	Foreign Currency Translation Adjustments	Equity in Unrealized Gain (Loss) of an Investee	Total
Balances as of June 30, 2014	$(10,079)	$(11,099)	$(27)	$(21,205)

Other comprehensive income (loss) before reclassifications	537	(20,392)	—	(19,855)
Amount of loss reclassified from cumulative other comprehensive (loss) income into interest expense	1,268	—	27	1,295
Net current period other comprehensive income (loss)	1,805	(20,392)	27	(18,560)

Balances as of September 30, 2014	$(8,274)	$(31,491)	$—	$(39,765)

	Nine Months Ended September 30, 2014
	Unrealized Gain (Loss) on Derivative Instruments	Foreign Currency Translation Adjustments	Equity in Unrealized Gain (Loss) of an Investee	Total
Balances as of December 31, 2013	$(11,706)	$(26,647)	$22	$(38,331)

Other comprehensive income (loss) before reclassifications	(324)	(4,844)	42	(5,126)
Amount of loss reclassified from cumulative other comprehensive (loss) income into interest expense	3,756	—	(64)	3,692
Net current period other comprehensive income (loss)	3,432	(4,844)	(22)	(1,434)

Balances as of September 30, 2014	$(8,274)	$(31,491)	$—	$(39,765)

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables present reclassifications out of cumulative other comprehensive income (loss) for the three and nine months ended September 30, 2014 (in thousands):

	Amounts Reclassified from Cumulative Other Comprehensive Income (Loss) to Net Income
Details about Cumulative Other Comprehensive Income (Loss) Components	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Affected Line Items in the Statement of Operations
Interest rate swap contracts	$1,268	$3,756	Interest expense
Realized gains and losses on available for sale securities	27	(64)	Gain on sale of equity investments
	$1,295	$3,692

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
State	$39	$123	$300	$448
Foreign	664	662	1,866	2,079
Income tax provision	$703	$785	$2,166	$2,527

Note 12.  Derivative Instruments

Risk Management Objective of Using Derivatives

We are exposed to certain risks relating to our ongoing business operations, including the effect of changes in foreign currency exchange rates and interest rates.  The only risk we currently manage by using derivative instruments is a part of our interest rate risk.  Although we have not done so as of September 30, 2014, we may manage our Australian currency exchange exposure by borrowing in Australian dollars or using derivative instruments in the future, depending on the relative significance of our business activities in Australia at that time.

We may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions. We do not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, we only enter into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. We do not anticipate that any of the counterparties will fail to meet their obligations.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, we periodically use interest rate swaps, caps, or other similar instruments as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable-rate amounts if interest rates fall below the floor strike rate on the contract.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2014, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $4.8 million will be reclassified from other comprehensive income as an increase to interest expense.

We have interest rate swap agreements to manage our interest rate risk exposure on $171.8 million of mortgage debt due 2019, which require interest at a premium over LIBOR.  The interest rate swap agreements utilized by us qualify as cash flow hedges and effectively modify our exposure to interest rate risk by converting our floating interest rate debt to a fixed interest rate basis for this loan through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  As of September 30, 2014, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount (in thousands)
Interest rate swap	2	$171,947

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 (amounts in thousands):

		Fair Value as of
Interest Rate Derivative Designated as Hedging Instrument	Balance Sheet Location	September 30, 2014	December 31, 2013
Pay-fixed swaps	Accounts payable and accrued expenses	$8,274	$11,705

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2014 and September 30, 2013 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$(10,079)	$(12,791)	$(11,706)	$(16,624)
Amount of gain (loss) recognized in cumulative other comprehensive (loss) income	537	(1,087)	(324)	274
Amount of loss reclassified from cumulative other comprehensive (loss) income into interest expense	1,268	1,265	3,756	3,737
Unrealized gain on derivative instruments	1,805	178	3,432	4,011
Balance at end of period	$(8,274)	$(12,613)	$(8,274)	$(12,613)

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of its indebtedness, then we could also be declared in default on our derivative obligations.

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2014, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $8.9 million. As of September 30, 2014, we have not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their aggregate termination value of $8.9 million at September 30, 2014.

Note 13.  Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value during 2014, categorized by the level of inputs used in the valuation of each asset and liability (dollars in thousands):

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Recurring Fair Value Measurements:
Effective portion of interest rate swap contracts	$(8,274)	$—	$(8,274)	$—
Derivative liability	(7,002)	—	—	(7,002)

Non-Recurring Fair Value Measurements:
Properties held and used	$19,589	$—	$—	$19,589

Effective Portion of Interest Rate Swap Contracts

The fair value of our interest rate swap contracts is determined using the net discounted cash flows of each derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated credit spreads of the counterparties (level 3 inputs).  Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  As of September 30, 2014, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified as level 2 inputs in the fair value hierarchy.

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivative Liability

On July 31, 2014, our shareholders voted to approve the reimbursement of expenses incurred by Related/Corvex (Note 16). Approximately $8.4 million will be reimbursed only if the average closing price of our common shares is at least $26.00 (as adjusted for any share splits or share dividends) during the one year period after the date on which the reimbursement was approved by shareholders, and the remaining approximately $8.4 million will be reimbursed only if the average closing price of our common shares is at least $26.00 (as adjusted for any share splits or share dividends) during the one year period between the first and second anniversaries of the date on which the reimbursement was approved by shareholders. The potential future reimbursement represents a derivative instrument as codified in ASC 815 Derivatives and Hedging which requires the potential future reimbursement to be recorded at fair value at each reporting date. The valuation techniques and significant unobservable inputs used for our level 3 fair value measurement at September 30, 2014 were as follows:

Description	Fair Value at September 30, 2014	Primary Valuation Techniques	Unobservable Inputs	Rate
Derivative liability	$(7,002)	Monte Carlo	Risk-free rate	0.51%
		simulation	Volatility	25.0%

Properties Held and Used

We made the decision to cease making loan servicing payments at a property in Jacksonville, Florida (Note 8).  As a result, as of June 30, 2014, we recorded a loss on asset impairment totaling $22.7 million to reduce the aggregate carrying value of this property from $42.3 million to its estimated fair value of $19.6 million.  We used discounted cash flow analysis and third party broker information (level 3 inputs) in determining the fair value of this property.  The valuation techniques and significant unobservable inputs used for our level 3 fair value measurements at June 30, 2014 were as follows:

Description	Fair Value at June 30, 2014	Primary Valuation Techniques	Unobservable Inputs	Rate
Properties held and used on which we recognized impairment		Discounted	Discount rate	8%
losses	$19,589	cash flows	Exit capitalization rate	8%

Financial Instruments

In addition to the assets and liabilities described in the above table, our financial instruments include our cash and cash equivalents, rents receivable, investment in direct financing lease receivable, real estate mortgages receivable, restricted cash, revolving credit facility, senior notes and mortgage notes payable, accounts payable and accrued expenses, rent collected in advance, security deposits and amounts due to related persons.  At September 30, 2014, the fair value of these additional financial instruments, excluding mortgage debt related to properties held for sale, were not materially different from their carrying values, except as follows (in thousands):

	September 30, 2014
	Carrying Amount	Fair Value
Senior unsecured debt and mortgage notes payable, net	$2,442,942	$2,495,991

The fair values of our senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads (level 3 inputs).

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, as of September 30, 2014, no single tenant of ours is responsible for more than 3% of our total annualized rents.

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our derivative financial instruments, including interest rate swaps, are entered with major financial institutions and we monitor the amount of credit exposure to any one counterparty.

Note 14.  Earnings Per Common Share

As of September 30, 2014, we had 4,915,497 series D preferred shares outstanding that were convertible into 2,363,248 of our common shares.  The effect of our convertible preferred shares on income from continuing operations attributable to the Company’s common shareholders per share is anti-dilutive for all periods presented except for the three months ended September 30, 2014.

During the nine months ended September 30, 2014, the holders of 10,264,503 series D preferred shares converted their series D preferred shares into 10,412,499 of our common shares.  The issuance of such common shares as a result of this exercise had a dilutive effect on income from continuing operations attributable to Equity Commonwealth common shareholders per share for the three and nine months ended September 30, 2014.

Note 15.  Segment Information

Our primary business is the ownership and operation of office properties.  We account for each of our individual properties as a separate operating segment.  We have aggregated our separate operating segments into two reportable segments based on our primary method of internal reporting: CBD properties and suburban properties.  More than 90% of our CBD and suburban properties are office properties.  Each of our reportable segments includes properties with similar operating and economic characteristics that are subject to unique supply and demand conditions.  Our operating segments (i.e., our individual properties) are managed and operated consistently in accordance with our standard operating procedures.  We use property net operating income, or NOI, and cash yield to evaluate the performance of our operating segments.  We define NOI as income from our real estate including lease termination fees received from tenants less our property operating expenses, which expenses include property marketing costs.  NOI excludes amortization of capitalized tenant improvement costs and leasing commissions.

As of September 30, 2014, we owned 40 CBD properties (53 buildings) and 116 suburban properties (209 buildings).  The prior period has been restated to reflect properties reclassified from discontinued operations to continuing operations during 2014.  See Note 4 for additional information regarding our properties and the reasons for this reclassification.

Property level information by operating segment for properties classified as held and used in operations as of September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013, is as follows (in thousands):

	As of September 30,
	2014	2013
Square feet:
CBD properties	21,892	21,844
Suburban properties	21,027	21,023
Total properties	42,919	42,867

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Rental income:
CBD properties	$109,822	$108,624	$326,155	$330,395
Suburban properties	64,394	62,284	192,508	261,826
Total properties	$174,216	$170,908	$518,663	$592,221

Tenant reimbursements and other income:
CBD properties	$27,653	$28,928	$86,359	$90,883
Suburban properties	14,726	14,365	44,027	55,897
Total properties	$42,379	$43,293	$130,386	$146,780

NOI:
CBD properties	$71,596	$68,552	$216,762	$223,066
Suburban properties	45,607	43,299	138,463	205,350
Total properties	$117,203	$111,851	$355,225	$428,416

As of September 30, 2014, our investments in CBD properties and suburban properties, net of accumulated depreciation, were $3,014.2 million and $1,883.8 million, respectively, including $137.5 million of CBD properties and $88.0 million of suburban properties located in Australia.

The following table includes the reconciliation of NOI to net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements.  We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties.  We use NOI internally to evaluate individual, regional and combined property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs.  The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties’ results of operations.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income (loss), net income (loss) attributable to Equity Commonwealth, net income (loss) available for Equity Commonwealth common shareholders, operating income (loss) or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  This measure should be considered in conjunction with net income (loss), net income (loss) attributable to Equity Commonwealth, net income (loss) available for Equity Commonwealth common shareholders, operating income (loss) and cash flow from operating activities as presented in our condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss) and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate NOI differently than we do.

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A reconciliation of NOI to net income (loss) for the three and nine months ended September 30, 2014 and 2013, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Rental income	$174,216	$170,908	$518,663	$592,221
Tenant reimbursements and other income	42,379	43,293	130,386	146,780
Operating expenses	(99,392)	(102,350)	(293,824)	(310,585)
NOI	$117,203	$111,851	$355,225	$428,416

NOI	$117,203	$111,851	$355,225	$428,416
Depreciation and amortization	(57,213)	(56,465)	(168,693)	(182,494)
General and administrative	(47,450)	(25,742)	(96,395)	(63,454)
Loss on asset impairment	—	(124,253)	(17,922)	(124,253)
Acquisition related costs	—	436	(5)	(337)
Operating income (loss)	12,540	(94,173)	72,210	57,878

Interest and other income	406	227	1,071	931
Interest expense	(35,245)	(39,236)	(111,079)	(134,452)
Gain (loss) on early extinguishment of debt	6,699	—	6,699	(60,027)
Gain on sale of equity investments	171,754	—	171,721	66,293
Gain on issuance of shares by an equity investee	—	—	17,020	—
Income (loss) from continuing operations before income tax expense and equity in earnings of investees	156,154	(133,182)	157,642	(69,377)
Income tax expense	(703)	(785)	(2,166)	(2,527)
Equity in earnings of investees	1,072	10,492	24,460	14,913
Income (loss) from continuing operations	156,523	(123,475)	179,936	(56,991)
Income from discontinued operations	95	95	8,220	1,732
Gain (loss) on asset impairment from discontinued operations	122	(92,827)	(2,238)	(101,362)
Loss on early extinguishment of debt from discontinued operations	—	—	(3,345)	—
Net gain on sale of properties from discontinued operations	—	—	—	3,359
Income (loss) before gain on sale of properties	156,740	(216,207)	182,573	(153,262)
Gain on sale of properties	—	—	—	1,596
Net income (loss)	$156,740	$(216,207)	$182,573	$(151,666)

Note 16.  Related Person Transactions

The following discussion includes a description of our related person transactions for the three and nine months ended September 30, 2014 and 2013. Certain of these related person transactions, and their approvals, occurred prior to the election of our New Board of Trustees at the Special Meeting and the appointment of our current executive officers following the Special Meeting. The disclosure below under “—Transactions with Prior Related Persons” describes our transactions and approvals with our prior related persons.

Related Person Transactions Following the Special Meeting:

Equity Group Investments and associated entities: Effective June 1, 2014, we entered into a one-year license agreement with Equity Group Investments, a private investment firm, or Equity Group, to use office space on the sixth floor at Two North Riverside Plaza in Chicago, Illinois. The license fee is $0.2 million for the year. The license fee includes the non-exclusive use of additional areas on the sixth floor (such as conference rooms and common areas), certain administrative

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

services (such as mail room services and reception desk staffing), office equipment, office furniture, supplies, licensee’s share of building operating expenses and real estate taxes and access to one parking space. The license expires on May 31, 2015, unless terminated earlier in accordance with the terms of the license. Mr. Zell, our Chairman, is the Chairman and Chief Executive Officer of Equity Group Investments, and Mr. Helfand, our President and Chief Executive Officer, is the Co-President of Equity Group Investments. This license agreement was approved by the Audit Committee of the Board of Trustees.

Effective June 1, 2014, we entered into a one-year lease with one 3-month renewal option with Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman, to occupy office space on the fourteenth floor at Two North Riverside Plaza in Chicago, Illinois. The initial term of the lease expires on May 31, 2015. The lease payment is $0.2 million for the initial term. This lease was approved by the Audit Committee of the Board of Trustees.

Effective July 31, 2014, we entered into a sublease with Equity Residential Management, L.L.C. to occupy office space on the tenth floor of Two North Riverside Plaza in Chicago, Illinois. Equity Residential Management, L.L.C. leases the space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman. This sublease was approved by the Audit Committee of the Board of Trustees. The initial term of the sublease is approximately seven months commencing on or about October 22, 2014, expiring on May 31, 2015, with one 3-month renewal option. The sublease payment is approximately $0.2 million for the initial term.

Related/Corvex: On July 31, 2014, at the reconvened session of our 2014 annual meeting of shareholders, our shareholders voted to approve the reimbursement of approximately $33.5 million of expenses incurred by Related/Corvex since February 2013 in connection with their consent solicitations to remove our Prior Trustees and elect the New Board of Trustees and to engage in related litigation. Approximately $16.7 million was paid during the three and nine months ended September 30, 2014.  Approximately $8.4 million will be reimbursed only if the average closing price of our common shares is at least $26.00 (as adjusted for any share splits or share dividends) during the one year period after the date on which the reimbursement was approved by shareholders, and the remaining approximately $8.4 million will be reimbursed only if the average closing price of our common shares is at least $26.00 (as adjusted for any share splits or share dividends) during the one year period between the first and second anniversaries of the date on which the reimbursement was approved by shareholders.

According to Related/Corvex’s Schedule 13D, as amended, Related/Corvex each owned approximately 2.8%, or approximately 5.7% in the aggregate, of our common shares as of August 5, 2014.  Seven of our current trustees were nominated by Related/Corvex for election at our Special Meeting to fill the vacancies on our Board of Trustees created by the removal of our Prior Trustees as a result of Related/Corvex’s consent solicitation. In addition, Sam Zell and David Helfand, our Chairman and Chief Executive Officer, respectively, are associated with EGI-CW Holdings, L.L.C., which entered into certain arrangements with Related/Corvex in connection with the agreement of Messrs. Zell and Helfand to become nominees of Related/Corvex. Also, James Lozier, one of our new trustees, is party to an agreement with Related pursuant to which certain amounts have been paid or are payable to him for consulting and other services provided to Related. In addition, James Corl, one of our new trustees, is entitled to receive payments based on the performance of funds managed by Siguler Guff, which funds invest in an entity associated with Related.

Transactions with Prior Related Persons:

RMR: Prior to entering into the Termination and Cooperation Agreement with RMR, as further described below, we had three primary agreements with RMR and its affiliates to provide management and administrative services to us: (i) a business management agreement, which relates to our business generally, (ii) a property management agreement, which relates to our property level operations, and (iii) an Australia business and property management agreement, which relates to our Australian properties.

During the time we were externally managed by RMR, one of our former Managing Trustees, Mr. Barry Portnoy, was Chairman, majority owner and an employee of RMR. Another former Managing Trustee and our former President, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and was an owner, President, Chief Executive Officer and a director of RMR. Mr. John Popeo, our former Treasurer and Chief Financial Officer, and Mr. David Lepore, our former Chief Operating Officer, were also officers of RMR. Two of our former Independent Trustees served as independent directors or independent trustees of other public companies to which RMR provided management services. Mr. Barry Portnoy served as a managing director or

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

managing trustee of a majority of the public companies to which RMR or its affiliate provided management services and Mr. Adam Portnoy served as a managing trustee of a majority of those companies. In addition, officers of RMR served as officers of those companies. As a result of the removal, effective March 25, 2014, of Mr. Barry Portnoy and Mr. Adam Portnoy as Trustees of the Company and the resignation on May 23, 2014, of Mr. Adam D. Portnoy, Mr. John C. Popeo, Mr. David M. Lepore and other officers of RMR from their respective positions as officers of the Company, they, RMR, RMR Australia Asset Management Pty Limited, or RMR Australia, GOV, SIR and AIC have ceased to be related persons of the Company. Therefore, we only present related person transactions with these entities through June 30, 2014.

Pursuant to our business management agreement with RMR, we recognized business management fees of $31.7 million for the six months ended June 30, 2014, and $9.8 million and $33.8 million for the three and nine months ended September 30, 2013, respectively. The fees for the six months ended June 30, 2014, include estimated 2014 incentive fees payable in common shares based on our common share total return. These amounts are included in general and administrative expenses and income from discontinued operations, as appropriate, in our condensed consolidated financial statements. In accordance with the terms of our business management agreement, as amended in December 2013, we issued 68,206 of our common shares to RMR for the six months ended June 30, 2014 as payment for 10% of the base business management fee we recognized for such period. In connection with our property management agreement with RMR, the aggregate property management and construction supervision fees we recognized were $13.8 million for the six months ended June 30, 2014, and $7.9 million and $24.9 million for the three and nine months ended September 30, 2013, respectively. These amounts are included in operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements. The business management fees, property management fees and construction supervision fees that we incurred during the three and nine months ended September 30, 2013 include fees incurred by SIR through July 2, 2013, when SIR was a consolidated subsidiary of ours during those periods.

MacarthurCook Fund Management Limited (MacarthurCook) previously provided us with business and property management services related to our Australian properties. Our contract with MacarthurCook terminated on January 31, 2013, and on that date we entered into a business and property management agreement (Australia Management Agreement) with RMR Australia for the benefit of CWH Australia Trust (formerly the MacarthurCook Industrial Property Fund), a subsidiary of ours. The terms of the Australia Management Agreement are substantially similar to the terms of the management agreement we had with MacarthurCook. RMR Australia is owned by our former Managing Trustees and our former President and it has been granted an Australian financial services license by the Australian Securities & Investments Commission. Similar to our prior arrangement with respect to fees we paid to MacarthurCook, RMR has agreed to waive half of the fees payable by us under our property management agreement with RMR and half of the business management fees otherwise payable by us under our business management agreement with RMR related to real estate investments that are subject to the Australia Management Agreement for so long as the Australia Management Agreement is in effect and we or any of our subsidiaries are paying the fees under that agreement. Pursuant to the Australia Management Agreement, we recognized aggregate business and property management fees of $0.9 million for the six months ended June 30, 2014, which amounts are equal to the fees waived by RMR and excluded from the amount that was payable to RMR during the six months ended June 30, 2014.  Pursuant to the Australia Management Agreement, we recognized aggregate business and property management fees of $0.4 million and $1.2 million for the three months ended September 30, 2013 and for the period from February 1, 2013 to September 30, 2013, respectively, which amounts are equal to the fees waived by RMR and excluded from the amounts that were payable to RMR during such period.

For January 2013, RMR agreed to waive half of the fees payable by us under our property management agreement and half of the business management fees related to real estate investments located outside of the United States, Puerto Rico and Canada, so long as our business and property management agreement with MacarthurCook, with respect to those investments, was in effect and we or any of our subsidiaries were paying fees under that agreement. MacarthurCook earned $0.2 million in January 2013 with respect to our Australian properties, which amount is equal to the fees waived by RMR and excluded from the amount that was payable to RMR during that month.

Termination and Cooperation Agreement: On September 30, 2014, we entered into a termination and cooperation agreement (Cooperation Agreement) with RMR and RMR Australia together, (Manager). Under the terms of the agreement, the existing business and property management agreements with RMR terminated effective September 30, 2014. Our existing Australia Management Agreement with RMR Australia will remain in effect until December 31, 2015, unless earlier terminated.

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pursuant to the Cooperation Agreement, until February 28, 2015, Manager has agreed to use best efforts to assist us in the transition of our management and operations. We have agreed to pay Manager $1.2 million per month for transition services from October 1, 2014 to February 28, 2015. The payment of the transition fee also covers continued management and other services for the Australian assets through February 28, 2015. If we require such services beyond February 28, 2015, we have agreed to pay Manager $60,000 per month until the Australia Management Agreement is terminated.

RMR is responsible for any severance payments to its employees. We have agreed to pay accrued vacation benefits for any of Manager’s employees that are terminated as a result of the transition. We remain obligated to pay Manager the $15.3 million pro-rata portion of the current year’s incentive fee under the existing business management agreement for the period from January 1, 2014 to September 30, 2014, which has been accrued as of September 30, 2014. This incentive fee relates to the business management agreement entered into prior to the election of our new Board of Trustees on May 23, 2014. There is no future obligation to pay an incentive fee to RMR.

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

During the time we were externally managed by RMR, RMR provided management services to both us and GOV, our former Managing Trustees and our former President were managing trustees of GOV and GOV’s executive officers were officers of RMR. On March 15, 2013, we sold all of our 9,950,000 common shares of GOV in a public offering for net proceeds (after deducting underwriters’ discounts and commissions and expenses) of $239.6 million and we realized a gain of $66.3 million. In connection with this public offering, on March 11, 2013, we entered into a registration agreement with GOV under which we agreed to pay all expenses incurred by GOV relating to the registration and sale of our GOV common shares. We incurred and paid $0.3 million of reimbursements to GOV pursuant to this agreement during 2013. In addition, under the registration agreement, GOV agreed to indemnify us and our officers, Trustees and controlling persons, and we agreed to indemnify GOV and its officers, trustees and controlling persons, against certain liabilities related to the public offering, including liabilities under the Securities Act of 1933, as amended, or the Securities Act.

SIR:  SIR was formerly our 100% owned subsidiary. In March 2012, SIR completed an initial public offering, or the SIR IPO. Until July 9, 2014, we were SIR’s largest shareholder and, until July 2, 2013, SIR was one of our consolidated subsidiaries. As of June 30, 2014, we owned 22,000,000 common shares of SIR, which represented approximately 36.7% of SIR’s outstanding common shares. During the time we were externally managed by RMR, RMR provided management services to both us and SIR. Our former Managing Trustees and our former President were managing trustees of SIR and our former Treasurer and Chief Financial Officer served as the treasurer and chief financial officer of SIR and SIR’s executive officers were officers of RMR. In addition, one of our former Independent Trustees was an independent trustee of SIR. In March 2013, we entered into a registration agreement with SIR, pursuant to which SIR agreed to, among other things, file a registration statement with respect to an offering of up to all of the 22,000,000 common shares of SIR that we owned, and SIR filed a registration statement on Form S-3 to permit the resale by us of some or all of the common shares of SIR we owned. Under the registration agreement, we agreed to pay all expenses incurred by SIR relating to the registration and sale of the shares in an offering. We incurred and paid $0.6 million of reimbursements to SIR pursuant to this agreement. By letter dated March 31, 2014, SIR notified us that, effective that same day, SIR had elected to terminate the registration agreement with us as a result of the removal of all the Prior Trustees effective March 25, 2014, which constituted a change of control of us as provided in that agreement. The letter also noted that SIR would welcome the opportunity to meet with our New Board of Trustees to discuss mutually beneficial arrangements regarding the registration of the shares of SIR owned by EQC.  On July 9, 2014, we sold our entire stake of 22,000,000 common shares of SIR, for $32.04 per share, raising aggregate gross proceeds of $704.8 million.  As a result of this sale, we no longer hold any interest in SIR.

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AIC:  We previously owned 12.5% of AIC, an Indiana insurance company, and, as of May 9, 2014, had invested $5.2 million in AIC since we became an equity owner of AIC in 2009. RMR, GOV, SIR and four other companies to which RMR provides management services also own shares of AIC. During the time we were externally managed by RMR, RMR provided management and administrative services to AIC pursuant to a management and administrative services agreement with AIC and a majority of the Prior Trustees, our former President and most of the trustees and directors of the other AIC shareholders served on the board of directors of AIC. On March 25, 2014, as a result of the removal of the Prior Trustees, we underwent a change in control, as defined in the shareholders’ agreement among us, the other shareholders of AIC and AIC. As a result of that change in control and in accordance with the terms of the shareholders agreement, the other shareholders of AIC, on May 9, 2014, exercised their right to purchase the 20,000 shares of AIC we then owned. We received $5.8 million in aggregate proceeds from this sale and we no longer own any interest in AIC.

We previously purchased property insurance providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC was a reinsurer of certain coverage amounts. This program expired in June 2014. We recognized a loss of $0.1 million related to our investment in AIC for the six months ended June 30, 2014, and income of $0.1 million and $0.4 million for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2013, during which time SIR was both a shareholder of AIC and our consolidated subsidiary prior to July 2, 2013, our consolidated financial statements include SIR’s equity investment interest in AIC.

Indemnification:  Pursuant to our declaration of trust and separate indemnification agreements, we have advanced amounts incurred for legal fees and costs on behalf of certain of the Prior Trustees and officers with respect to the legal proceedings described in Part II, Item 1, “Legal Proceedings” in this Quarterly Report. Pursuant to indemnification provisions in our business and property management agreements with RMR, we have also incurred legal fees and costs on behalf of RMR for claims brought against RMR in its capacity as our business and property manager with respect to certain legal proceedings described in Part II, Item 1, “Legal Proceedings” in this Quarterly Report. For the six months ended June 30, 2014, we incurred approximately $5.4 million in such legal fees and costs, including our costs, and for the three and nine months ended September 30, 2013, we incurred approximately $13.8 million and $23.9 million, respectively, in such legal fees and costs, including our costs.

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

Note 17.  Subsequent Events

Debt Repayments

On October 31, 2014 we repaid at par the $7.8 million mortgage loan encumbering 6200 Glenn Carlson Drive.

On October 1, 2014 we issued a notice to the trustee to redeem at par $125.0 million of our 7.50% unsecured senior notes due 2019. The notes will be redeemed on November 17, 2014.

Compensation Committee Approvals

On October 28, 2014, our Board of Trustees approved an amendment to the Company’s 2012 Equity Compensation Plan.  This amendment permits us to issue restricted share units.  Additionally, on October 28, 2014, our Compensation Committee (Committee) approved new forms of Restricted Share and Restricted Share Unit Agreements to be used for grants of

EQUITY COMMONWEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

restricted common shares to members of the Board, as well as grants of restricted common shares and restricted share units to officers and employees of the Company.
On October 28, 2014, the Committee approved compensation terms for David A. Helfand, our President and Chief Executive Officer, David S. Weinberg, our Executive Vice President and Chief Operating Officer, Adam S. Markman, our Executive Vice President, Chief Financial Officer and Treasurer, and Orrin S. Shifrin, our Executive Vice President, General Counsel and Secretary.
On October 28, 2014, the Committee approved the one-time grant of restricted common shares and restricted share units to certain of the Company’s officers and employees and to Mr. Zell, the Chairman of our Board of Trustees.  The Committee also approved the one-time grant of restricted common shares to our independent Trustees, a grant of restricted common shares to each independent Trustee as annual compensation for his or her service as a Trustee, and a pro-rata grant of fully vested common shares for five of our independent Trustees for their service from May 23, 2014 through July 31, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in this Quarterly Report, and in our Annual Report.

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

OVERVIEW

We are a self-managed and self-advised REIT organized under Maryland law.  We primarily own office buildings in CBD and suburban locations throughout the United States, consisting of 145 properties (251 buildings) with a combined 41.2 million square feet.  In addition, we also own 1.8 million square feet of space in 11 properties (11 buildings) located in Australia. Prior to July 9, 2014, we also owned 22,000,000 common shares, or approximately 36.7%, of SIR, a REIT that primarily owns and invests in net leased, single tenant office and industrial properties throughout the United States and leased lands in Hawaii.  SIR was a 100% owned subsidiary of ours until March 12, 2012, on which date SIR completed the SIR IPO and became a publicly owned company with shares listed on the NYSE.  After the SIR IPO, and until July 2, 2013, SIR was one of our consolidated subsidiaries and we consolidated SIR’s financial position and results of operations in our financial statements.  On July 2, 2013, our ownership percentage in SIR was reduced to below 50% and we began accounting for our investment in SIR under the equity method.  On July 9, 2014, we sold our entire stake of 22,000,000 common shares of SIR and thus no longer hold any interest in SIR. See Note 16 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for further information regarding our agreements with SIR.

On March 18, 2014, Related/Corvex delivered to us written consents which they represented were from a sufficient number of holders of our outstanding common shares to remove our Prior Trustees and any other person or persons elected or appointed to the Board of Trustees prior to the effective time of the Related/Corvex removal proposal. After inspection, the Prior Trustees determined that holders of more than two-thirds of our outstanding common shares as of the February 18, 2014 record date consented to the Related/Corvex proposal, reaching the threshold required to remove our Prior Trustees and any other person or persons appointed as a Trustee prior to the effective time of the Related/Corvex removal proposal. Accordingly, on March 25, 2014, all of our Prior Trustees certified their removal as Trustees of EQC.  At a special meeting of shareholders held on May 23, 2014, seven new individuals were elected to serve on our New Board of Trustees.  Also, immediately following the Special Meeting, our New Board of Trustees accepted the resignations of our former executive officers and appointed new executive officers. On July 31, 2014, our shareholders elected four additional individuals to serve on our Board of Trustees.

Under the direction of our Prior Trustees, our business plan had been to reposition our portfolio towards CBD office buildings and away from suburban office and industrial properties and, in furtherance thereof, we were actively marketing and pursuing the sale of several properties.  As a result of the removal of our Prior Trustees on March 25, 2014, we suspended this plan and ceased to actively market and take actions to sell properties which we had previously classified as held for sale that were not already subject to a binding sale agreement. This resulted in the reclassification of two CBD properties (two buildings) and 29 suburban properties (65 buildings) with a combined 5,641,450 square feet, which we had previously classified as held for sale as of December 31, 2013, to properties held and used in operations because the properties no longer meet the requirements under GAAP for classification as held for sale.  The financial information presented in this Quarterly Report reflects the reclassification of these properties for all periods presented.

As of September 30, 2014, all of the properties that were part of our Prior Trustees’ business plan to reposition our portfolio and thus were classified as held for sale as of December 31, 2013, except for the properties noted above that were reclassified to held and used in operations in 2014, have been sold.  There have been no other dispositions approved by our New Board of Trustees.

Our Board of Trustees recently adopted a strategy to consider disposing of assets that have one or more of the following attributes: 1) assets that do not offer an opportunity to create a competitive advantage, 2) assets that are less than 150,000 square feet, 3) assets that are not office buildings, 4) assets that are not located in the U.S., or 5) assets that produce a low cash yield or require significant capital expenditures.

Property Operations

As of September 30, 2014, 85.9% of our total square feet was leased, compared to 86.8% leased as of September 30, 2013.  These results reflect the 90 basis point decrease in occupancy at properties we owned continuously since January 1, 2013.  Occupancy data for 2014 and 2013 is as follows (square feet in thousands):

	All Properties(1)		Comparable Properties(2)
	As of September 30,		As of September 30,
	2014	2013	2014	2013
Total properties	156	156	156	156
Total square feet	42,919	42,867	42,919	42,867
Percent leased(3)	85.9%	86.8%	85.9%	86.8%

(1)	Excludes properties classified as discontinued operations for the period ended September 30, 2014.

(2)	Based on properties owned continuously since January 1, 2013 through September 30, 2014, and excludes properties classified as discontinued operations for the period ended September 30, 2014.

(3)	Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

The average effective rental rate per square foot, as defined below, for our properties for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Average Effective Rental Rate Per Square Foot(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
CBD properties	$30.12	$29.96	$29.92	$29.66
Suburban properties	$16.70	$16.52	$16.71	$10.10
Total properties	$23.40	$23.20	$23.32	$16.19

(1)
Average effective rental rate per square foot represents (x) total rental income during the period specified, adjusted for tenant concessions, including free rent and tenant reimbursements, divided by (y) the average rentable square feet leased during the period specified.  Data presented excludes properties classified as discontinued operations for the period ended September 30, 2014 and the revenue received from litigation settlements.  Data presented for the three and nine months ended September 30, 2013, includes properties owned by SIR for the period when SIR was our consolidated subsidiary, which was until July 2, 2013.

During the three months ended September 30, 2014, we entered into leases for 1,109,000 square feet, including lease renewals for 792,000 square feet and new leases for 317,000 square feet, and leases for 1,430,000 square feet expired.  Leases entered into during the three months ended September 30, 2014, including both lease renewals and new leases, had weighted average cash rental rates that were approximately 2.8% lower than prior rental rates for the same space and weighted average GAAP rental rates that were approximately 0.1% higher than prior rental rates for the same space.  The weighted average lease term based on square feet for leases entered into during the three months ended September 30, 2014 was 10.8 years.  Commitments for tenant improvements, leasing commissions, tenant concessions, including free rent and tenant reimbursements, for leases entered into during the three months ended September 30, 2014 totaled $55.9 million, or $50.44 per square foot on average (approximately $4.67 per square foot per year of the lease term).

We review all of our long lived assets for possible impairments each quarter and when there is an event or change in circumstances that indicates an impairment in value may have occurred.  We determined the net carrying value of 14 properties (43 buildings) sold during the nine months ended September 30, 2014 and one property (one building) held and used in operations exceeded their estimated fair values based on current sales prices, discounted cash flows and third party broker information, resulting in impairment charges totaling $24.8 million.  In addition, as a result of the removal of our Prior Trustees we ceased to actively market 31 properties (67 buildings) classified as held for sale as of December 31, 2013.  Therefore, these properties no longer meet the requirements under GAAP for classification as held for sale and, as a result, we reclassified them to properties held and used in operations.  In connection with this reclassification, we reversed previously recorded impairment charges totaling $4.8 million, which includes the elimination of estimated costs to sell.  See “Investment and Disposition Activities” below for more information about the consequences of this reclassification.

As of September 30, 2014, approximately 13.9% of our leased square feet and 13.9% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2015.  Renewed and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  Lease expirations by year, as of September 30, 2014, are as follows (square feet and dollars in thousands):

	Number of Tenants	Square Feet	% of Square Feet	Cumulative % of Square Feet	Annualized Rental Revenue	% of Annualized Rental Revenue	Cumulative % of Annualized Rental Revenue
Year	Expiring	Expiring(1)	Expiring(1)	Expiring(1)	Expiring(2)	Expiring(2)	Expiring(2)
10/1/2014 - 12/31/2014	186	1,008	2.7%	2.7%	$18,222	2.3%	2.3%
2015	313	4,143	11.2%	13.9%	91,907	11.6%	13.9%
2016	302	4,872	13.2%	27.1%	82,606	10.4%	24.3%
2017	268	3,397	9.2%	36.3%	75,672	9.6%	33.9%
2018	218	3,990	10.8%	47.1%	84,185	10.6%	44.5%
2019	160	3,680	10.0%	57.1%	68,935	8.7%	53.2%
2020	101	3,600	9.8%	66.9%	81,994	10.3%	63.5%
2021	79	2,245	6.1%	73.0%	51,159	6.5%	70.0%
2022	54	1,843	5.0%	78.0%	40,761	5.1%	75.1%
2023	62	2,781	7.5%	85.5%	70,620	8.9%	84.0%
Thereafter	80	5,318	14.5%	100.0%	126,207	16.0%	100.0%
Total	1,823	36,877	100.0%		$792,268	100.0%

Weighted average remaining lease term (in years):		5.6			5.8

(1)
Square feet is pursuant to existing leases as of September 30, 2014, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to existing leases as of September 30, 2014, plus straight line rent adjustments and estimated recurring expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

A principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance, except from our government tenants, who usually pay rents monthly in arrears.  As of September 30, 2014, tenants representing 1% or more of our total annualized rental revenue were as follows (square feet in thousands):

		Square	% of Total	% of Annualized Rental	Weighted Average Remaining Lease
Tenant		Feet(1)	Square Feet(1)	Revenue(2)	Term
1.	Telstra Corporation Limited	311	0.8%	2.2%	5.7
2.	Office Depot, Inc.	651	1.8%	2.2%	9.0
3.	John Wiley & Sons, Inc	386	1.0%	2.0%	18.8
4.	Expedia, Inc.	371	1.0%	2.0%	4.1
5.	PNC Financial Services Group	587	1.6%	1.8%	6.4
6.	U.S. Government	463	1.3%	1.6%	5.4
7.	Royal Dutch Shell plc	700	1.9%	1.5%	10.1
8.	J.P. Morgan Chase & Co.	388	1.1%	1.4%	9.6
9.	The Bank of New York Mellon Corp.	395	1.1%	1.4%	3.2
10.	Flextronics International Ltd.	1,051	2.9%	1.4%	5.3
11.	United Healthcare Services Inc.	479	1.3%	1.3%	8.2
12.	Bankers Life and Casualty Company	349	0.9%	1.2%	6.0
13.	Wells Fargo & Co	350	0.9%	1.2%	3.4
14.	Jones Day	343	0.9%	1.1%	11.8
15.	Level 3 Communications, Inc.	219	0.6%	1.1%	5.6
16.	Towers Watson & Co	348	0.9%	1.1%	4.6
17.	Ballard Spahr LLP	218	0.6%	1.1%	15.4
18.	RE/MAX Holdings, Inc	248	0.7%	1.0%	13.6
	Total	7,857	21.3%	26.6%

(1)
Square feet is pursuant to existing leases as of September 30, 2014, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to existing leases as of September 30, 2014, plus straight line rent adjustments and estimated recurring expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

Investment and Disposition Activities

Over the past several years, our business plan was increasingly focused on repositioning our portfolio towards CBD office buildings and away from suburban office and industrial properties.  In furtherance of this plan, as of December 31, 2013, under our Prior Trustees, we were actively marketing, and had classified as held for sale, 45 properties (110 buildings) with a combined 8,425,548 square feet.  As a result of the removal of our Prior Trustees on March 25, 2014, we suspended non-ordinary course investment and disposition activity.  In particular, we ceased to actively market and take actions to sell properties which we had classified as held for sale as of December 31, 2013 that were not already subject to a binding sale agreement. This resulted in the reclassification of two CBD properties (two buildings) and 29 suburban properties (65 buildings) with a combined 5,641,450 square feet, which we had classified as held for sale as of December 31, 2013, to properties held and used in operations because the properties no longer meet the requirements under GAAP for classification as held for sale.  Operating results for these properties were reclassified from discontinued operations to continuing operations for all periods presented.  In connection with this reclassification, we reversed previously recorded impairment losses totaling $4.8 million, which includes the elimination of estimated costs to sell.

On June 27, 2014, we sold one CBD property (two buildings) and 13 suburban properties (41 buildings) with a combined 2,784,098 square feet for an aggregate sales price of $215.9 million, excluding mortgage debt repayments and closing costs.  These properties were part of our Prior Trustees’ business plan to reposition our portfolio.  As of September 30, 2014, all of the properties that were part of our Prior Trustees’ business plan to reposition our portfolio, except for the properties noted above that were reclassified to held and used in operations in 2014, have been sold.  In addition, there have been no other dispositions approved by our New Board of Trustees.

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

During the quarter ended June 30, 2014, we made the decision to cease making loan servicing payments on One Enterprise Center in Jacksonville, Florida.  The first payment we determined not to make for this property was due on June 11, 2014.  The property is secured by a non-recourse mortgage loan, with a current principal balance of $40.1 million. On October 10, 2014, we were notified by the lender that our decision to cease making loan servicing payments created an event of default effective July 11, 2014 and the lender has exercised its option to accelerate the maturity of the unpaid balance of the loan.

On July 18, 2014, we repaid the $235.0 million balance on our revolving credit facility and on August 1, 2014, we prepaid at par $265.0 million of 5.68% mortgage debt at 600 West Chicago Avenue and recognized a net gain on early extinguishment of debt of $6.7 million from the write-off of unamortized premiums and deferred financing fees.

On September 15, 2014, we prepaid at par $33.4 million of our 6.40% unsecured senior notes due 2015.

On October 1, 2014 we issued a notice to the trustee to redeem at par $125.0 million of our 7.50% unsecured senior notes due 2019. The notes will be redeemed on November 17, 2014.

On October 31, 2014 we repaid at par the $7.8 million mortgage loan encumbering 6200 Glenn Carlson Drive.

For more information regarding our financing sources and activities, please see the section captioned “Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” below.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2014, Compared to Three Months Ended September 30, 2013

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Three Months Ended September 30,				Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	2014	2013	$ Change	% Change
	(in thousands)				(in thousands)		(in thousands, except per share data)
Revenues:
Rental income:
CBD properties	$109,822	$108,614	$1,208	1.1%	$—	$10	$109,822	$108,624	$1,198	1.1%
Suburban properties	64,405	61,877	2,528	4.1%	(11)	407	64,394	62,284	2,110	3.4%
Rental income	174,227	170,491	3,736	2.2%	(11)	417	174,216	170,908	3,308	1.9%

Tenant reimbursements and other income:
CBD properties	27,653	29,006	(1,353)	(4.7)%	—	(78)	27,653	28,928	(1,275)	(4.4)%
Suburban properties	14,726	14,301	425	3.0%	—	64	14,726	14,365	361	2.5%
Tenant reimbursements and other income	42,379	43,307	(928)	(2.1)%	—	(14)	42,379	43,293	(914)	(2.1)%

Operating expenses:
CBD properties	65,879	68,997	(3,118)	(4.5)%	—	3	65,879	69,000	(3,121)	(4.5)%
Suburban properties	33,516	33,228	288	0.9%	(3)	122	33,513	33,350	163	0.5%
Operating expenses	99,395	102,225	(2,830)	(2.8)%	(3)	125	99,392	102,350	(2,958)	(2.9)%

Net operating income(3):
CBD properties	71,596	68,623	2,973	4.3%	—	(71)	71,596	68,552	3,044	4.4%
Suburban properties	45,615	42,950	2,665	6.2%	(8)	349	45,607	43,299	2,308	5.3%
Net operating income	$117,211	$111,573	$5,638	5.1%	$(8)	$278	117,203	111,851	5,352	4.8%

Other expenses:
Depreciation and amortization							57,213	56,465	748	1.3%
General and administrative							47,450	25,742	21,708	84.3%
Loss on asset impairment							—	124,253	(124,253)	100.0%
Acquisition related costs							—	(436)	436	(100.0)%
Total other expenses							104,663	206,024	(101,361)	(49.2)%
Operating income (loss)							12,540	(94,173)	106,713	(113.3)%
Interest and other income							406	227	179	78.9%
Interest expense							(35,245)	(39,236)	3,991	(10.2)%
Gain on early extinguishment of debt							6,699	—	6,699	100.0%
Gain on sale of equity investment							171,754	—	171,754	100.0%
Income (loss) from continuing operations before income tax expense and equity in earnings of investees							156,154	(133,182)	289,336	(217.2)%
Income tax expense							(703)	(785)	82	(10.4)%
Equity in earnings of investees							1,072	10,492	(9,420)	(89.8)%
Income (loss) from continuing operations							156,523	(123,475)	279,998	(226.8)%
Discontinued operations:
Income from discontinued operations							95	95	—	—%
Gain (loss) on asset impairment from discontinued operations							122	(92,827)	92,949	(100.1)%
Net income (loss)							156,740	(216,207)	372,947	(172.5)%
Net income attributable to noncontrolling interest in consolidated subsidiary							—	(108)	108	(100.0)%
Net income (loss) attributable to Equity Commonwealth							156,740	(216,315)	373,055	(172.5)%
Preferred distributions							(6,981)	(11,151)	4,170	(37.4)%
Net income (loss) available for Equity Commonwealth common shareholders							$149,759	$(227,466)	$377,225	(165.8)%

(1)	Comparable properties consist of 156 properties (262 buildings) we owned continuously from July 1, 2013 to September 30, 2014.

(2)	Other properties consist of properties owned by SIR.

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

We refer to the 156 properties (262 buildings) we owned continuously from July 1, 2013 to September 30, 2014, as comparable properties.  We refer to the properties owned by SIR as other properties.  Our condensed consolidated statements of operations for the three months ended September 30, 2014 and 2013 includes the operating results of 156 properties for the entire periods, as we owned these properties as of July 1, 2013.  Our condensed consolidated statement of operations for the three months ended September 30, 2013 also includes the operating results of properties owned by SIR when SIR was our consolidated subsidiary, which was until July 2, 2013.

Rental income. Rental income increased $3.3 million in the 2014 period, compared to the 2013 period, primarily due to an increase in rental income at our comparable CBD and suburban properties totaling $1.2 million and $2.5 million, respectively, partially offset by a decrease in rental income totaling $0.4 million related to the deconsolidation of SIR discussed above. The increase in comparable property rental income from our suburban segment primarily reflects approximately $2.7 million received from the settlement of litigation with a former tenant at one of our suburban properties. The increase in comparable property rental income from our CBD segment primarily reflects early termination options exercised by some of our CBD tenants since July 1, 2013. Rental income includes non-cash straight line rent adjustments totaling $3.2 million in the 2014 period and $6.5 million in the 2013 period, and net reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $2.1 million in the 2014 period and $2.4 million in the 2013 period. Rental income also includes lease termination fees totaling $1.5 million in the 2014 period and $0.4 million in the 2013 period.

Tenant reimbursements and other income. Tenant reimbursements and other income decreased $0.9 million in the 2014 period, compared to the 2013 period, primarily due to a decrease in tenant reimbursements and other income at our comparable CBD properties totaling $1.4 million, partially offset by an increase in tenant reimbursements and other income at our suburban properties totaling $0.4 million. The decrease in comparable property tenant reimbursements and other income from our CBD segment primarily reflects the decline in occupancy and decreases in real estate tax assessments and the related tenant reimbursements.

Operating expenses. The decrease in operating expenses during the 2014 period totaling $3.0 million primarily reflects a decrease in operating expenses at our comparable CBD properties totaling $3.1 million. The decrease in comparable operating expenses at our CBD properties primarily reflects decreases in real estate tax assessments, utility expenses due to the milder summer in 2014 compared to 2013, and demolition costs for vacated space.

Total other expenses. The decrease in total other expenses during the 2014 period totaling $101.4 million primarily reflects the $124.3 million loss on asset impairment recorded in the 2013 period, partially offset by increases in general and administrative expenses primarily related to shareholder litigation costs and related expenses, including the accrual and reimbursement of $23.7 million of expenses incurred by Related/Corvex in connection with their consent solicitation to remove our Prior Trustees, and the internalization of our management.

Interest and other income. The increase in interest and other income primarily reflects an increase in interest income on bank deposits, partially offset by lower interest earned on mortgage note receivables due to lower outstanding principal amounts of those mortgage note receivables.

Interest expense. The decrease in interest expense in the 2014 period primarily reflects the prepayment of $99.0 million of our 5.75% unsecured senior notes in October 2013, the prepayment of $12.0 million of 4.95% mortgage debt in March 2014 and the prepayment of $265.0 million of 5.68% mortgage debt at 600 West Chicago Avenue in August 2014.

Gain on early extinguishment of debt. The gain on early extinguishment of debt in the 2014 period primarily reflects the write-off of unamortized premiums and deferred financing fees related to the prepayment of $265.0 million of 5.68% mortgage debt in August 2014.

Gain on sale of equity investment. The gain on sale of equity investment in the 2014 period reflects the sale on July 9, 2014 of our entire stake of 22,000,000 common shares of SIR at a per share sales price in excess of our per share carrying value.

Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from SIR during the 2014 period and from SIR and AIC during the 2013 period. The decrease in earnings of investees primarily reflects the sale of our entire stake of 22,000,000 common shares of SIR on July 9, 2014 and the sale of our investment in AIC on May 9, 2014.

Loss on asset impairment from discontinued operations. The 2013 loss on asset impairment reflects the write down to estimated fair value less costs to sell for 15 properties (40 buildings) sold during 2013.

Net income attributable to noncontrolling interest in consolidated subsidiary. The decrease in net income attributable to noncontrolling interest in consolidated subsidiary reflects the noncontrolling portion of income from SIR when SIR was our consolidated subsidiary, which was until July 2, 2013.

Preferred distributions. The decrease in preferred distributions in the 2014 period reflects the conversion of 10,264,503 of our series D preferred shares into 10,412,499 of our common shares in the second quarter of 2014.

RESULTS OF OPERATIONS
Nine months ended September 30, 2014, Compared to Nine months ended September 30, 2013

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Nine Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	2014	2013	$ Change	% Change
	(in thousands)				(in thousands)		(in thousands, except per share data)
Revenues:
Rental income:
CBD properties	$326,155	$328,624	$(2,469)	(0.8)%	$—	$1,771	$326,155	$330,395	$(4,240)	(1.3)%
Suburban properties	192,517	186,568	5,949	3.2%	(9)	75,258	192,508	261,826	(69,318)	(26.5)%
Rental income	518,672	515,192	3,480	0.7%	(9)	77,029	518,663	592,221	(73,558)	(12.4)%

Tenant reimbursements and other income:
CBD properties	86,359	89,952	(3,593)	(4.0)%	—	931	86,359	90,883	(4,524)	(5.0)%
Suburban properties	44,030	43,223	807	1.9%	(3)	12,674	44,027	55,897	(11,870)	(21.2)%
Tenant reimbursements and other income	130,389	133,175	(2,786)	(2.1)%	(3)	13,605	130,386	146,780	(16,394)	(11.2)%

Operating expenses:
CBD properties	195,752	197,167	(1,415)	(0.7)%	—	1,045	195,752	198,212	(2,460)	(1.2)%
Suburban properties	98,108	96,457	1,651	1.7%	(36)	15,916	98,072	112,373	(14,301)	(12.7)%
Operating expenses	293,860	293,624	236	0.1%	(36)	16,961	293,824	310,585	(16,761)	(5.4)%

NOI(4):
CBD properties	216,762	221,409	(4,647)	(2.1)%	—	1,657	216,762	223,066	(6,304)	(2.8)%
Suburban properties	138,439	133,334	5,105	3.8%	24	72,016	138,463	205,350	(66,887)	(32.6)%
NOI	$355,201	$354,743	$458	0.1%	$24	$73,673	355,225	428,416	(73,191)	(17.1)%

Other expenses:
Depreciation and amortization							168,693	182,494	(13,801)	(7.6)%
General and administrative							96,395	63,454	32,941	51.9%
Loss on asset impairment							17,922	124,253	(106,331)	100.0%
Acquisition related costs							5	337	(332)	(98.5)%
Total other expenses							283,015	370,538	(87,523)	(23.6)%
Operating income							72,210	57,878	14,332	24.8%
Interest and other income							1,071	931	140	15.0%
Interest expense							(111,079)	(134,452)	23,373	(17.4)%
Gain (loss) on early extinguishment of debt							6,699	(60,027)	66,726	(111.2)%
Gain on sale of equity investments							171,721	66,293	105,428	159.0%
Gain on issuance of shares by an equity investee							17,020	—	17,020	100.0%
Income (loss) from continuing operations before income tax expense and equity in earnings of investees							157,642	(69,377)	227,019	(327.2)%
Income tax expense							(2,166)	(2,527)	361	(14.3)%
Equity in earnings of investees							24,460	14,913	9,547	64.0%
Income (loss) from continuing operations							179,936	(56,991)	236,927	(415.7)%
Discontinued operations:
Income from discontinued operations							8,220	1,732	6,488	374.6%
Loss on asset impairment from discontinued operations							(2,238)	(101,362)	99,124	(97.8)%
Loss on early extinguishment of debt from discontinued operations							(3,345)	—	(3,345)	100.0%
Net gain on sale of properties from discontinued operations							—	3,359	(3,359)	(100.0)%
Income (loss) before gain on sale of properties							182,573	(153,262)	335,835	(219.1)%
Gain on sale of properties							—	1,596	(1,596)	(100.0)%
Net income (loss)							182,573	(151,666)	334,239	(220.4)%
Net income attributable to noncontrolling interest in consolidated subsidiary							—	(20,093)	20,093	(100.0)%
Net income (loss) attributable to Equity Commonwealth							182,573	(171,759)	354,332	(206.3)%
Preferred distributions							(25,114)	(33,453)	8,339	(24.9)%
Distribution on conversion of preferred shares							(16,205)	—	(16,205)	100.0%
Net income (loss) available for Equity Commonwealth common shareholders							$141,254	$(205,212)	$346,466	(168.8)%

(1)	Comparable properties consist of 156 properties (262 buildings) we owned continuously from January 1, 2013 to September 30, 2014.

(2)	Other properties consist of properties owned by SIR.

(3)	See Note 3 on page 33 for further information regarding NOI.
We refer to the 156 properties (262 buildings) we owned continuously from January 1, 2013 to September 30, 2014, as comparable properties.  We refer to the properties owned by SIR as other properties.  Our condensed consolidated statements of operations for the nine months ended September 30, 2014 and 2013 includes the operating results of 156 properties for the entire periods, as we owned these properties as of January 1, 2013.  Our condensed consolidated statement of operations for the nine months ended September 30, 2013 also includes the operating results of properties owned by SIR when SIR was our consolidated subsidiary, which was until July 2, 2013.

Rental income. Rental income decreased $73.6 million in the 2014 period, compared to the 2013 period, primarily due to a decrease in rental income totaling $77.0 million related to the deconsolidation of SIR discussed above, and a decrease in rental income at our comparable CBD properties totaling $2.5 million, partially offset by an increase in rental income at our comparable suburban properties totaling $5.9 million. The increase in comparable property rental income from our suburban segment primarily reflects approximately $6.7 million received from the settlement of litigation with a former tenant at one of our suburban properties, partially offset by a decrease in early termination revenue at some of our suburban properties in 2014. The decrease in comparable property rental income from our CBD segment primarily reflects a decline in occupancy at one of our CBD properties in Philadelphia, PA and the foreign currency impact on revenues from one of our CBD properties in Australia, partially offset by an increase in parking income at one of our other CBD properties. Rental income includes non-cash straight line rent adjustments totaling $10.2 million in the 2014 period and $26.3 million in the 2013 period, and net reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $8.5 million in the 2014 period and $7.9 million in the 2013 period. Rental income also includes lease termination fees totaling $3.3 million in the 2014 period and $1.7 million in the 2013 period.

Tenant reimbursements and other income. Tenant reimbursements and other income decreased $16.4 million in the 2014 period, compared to the 2013 period, primarily due to a decrease in tenant reimbursements and other income totaling $13.6 million related to the deconsolidation of SIR discussed above, and a decrease in tenant reimbursements and other income at our comparable CBD properties totaling $3.6 million, partially offset by an increase in tenant reimbursements and other income at our comparable suburban properties totaling $0.8 million. The decrease in comparable property tenant reimbursements and other income from our CBD segment primarily reflects the decline in occupancy at one of our CBD properties located in Philadelphia, PA and decreases in real estate taxes and the related tenant reimbursements at some of our CBD properties, partially offset by increases in utilities and snow removal costs and related tenant reimbursements. The increase in comparable property tenant reimbursements and other income from our suburban segment primarily reflects increases in utilities and snow removal costs, partially offset by a decrease in real estate taxes and the related tenant reimbursements.

Operating expenses. The decrease in operating expenses during the 2014 period totaling $16.8 million primarily reflects a decrease in operating expenses totaling $17.0 million related to the deconsolidation of SIR discussed above, and a decrease in operating expenses at our comparable CBD properties totaling $1.4 million, partially offset by an increase in operating expenses at our comparable suburban properties totaling $1.7 million. The decrease in operating expenses at our CBD properties primarily reflects decreases in real estate tax assessments, partially offset by increases in utility expenses and snow removal costs related to the more severe winter season during the 2014 period, compared to the 2013 period, repairs and maintenance and demolition costs for vacated space. The increase in operating expenses at our suburban properties primarily reflects increases in utility expenses and snow removal costs related to the more severe winter season during the 2014 period, compared to the 2013 period, partially offset by decreases in real estate tax assessments.

Total other expenses. The decrease in total other expenses during the 2014 period totaling $87.5 million primarily reflects (i) the $124.3 million loss on asset impairment recorded in the 2013 period, partially offset by the $17.9 million loss on asset impairment recorded in the 2014 period, which includes $22.7 million of impairment recorded in 2014 and the reversal of previously recorded impairment losses for properties that were reclassified to held and used in operations in March 2014, including the elimination of estimated costs to sell and (ii) a decrease in total other expenses totaling $20.4 million related to the deconsolidation of SIR discussed above, partially offset by increases in general and administrative expenses primarily related to shareholder litigation costs and related expenses, including the accrual and reimbursement of $23.7 million of expenses incurred by Related/Corvex in connection with their consent solicitation to remove our Prior Trustees, the internalization of our management and business management incentive fees.

Interest and other income. The increase in interest and other income primarily reflects an increase in interest income on bank deposits, partially offset by lower interest earned on mortgage note receivables due to lower outstanding principal amounts of those mortgage note receivables.

Interest expense. The decrease in interest expense in the 2014 period primarily reflects the repurchase of $670.3 million of our unsecured senior notes pursuant to the tender offer we completed in March 2013, the prepayment of $99.0 million of our 5.75% unsecured senior notes in October 2013, the prepayment of $12.0 million of 4.95% mortgage debt in March 2014, the prepayment of $265.0 million of 5.68% mortgage debt in August 2014 and interest expense totaling $7.3 million related to the deconsolidation of SIR discussed above.

Gain (loss) on early extinguishment of debt. The gain on early extinguishment of debt in the 2014 period primarily reflects the write-off of unamortized premiums and deferred financing fees related to the prepayment of $265.0 million of 5.68% mortgage debt in August 2014. The loss on early extinguishment of debt in the 2013 period primarily reflects the difference between $726.2 million paid to repurchase $670.3 million of our unsecured senior notes pursuant to the tender offer we completed in March 2013, plus the write off of unamortized discounts and deferred financing fees and expenses.

Gain on sale of equity investment. The gain on sale of equity investment in the 2014 period primarily reflects the sale on July 9, 2014 of our entire stake of 22,000,000 common shares of SIR at a per share sales price in excess of our per share carrying value, partially offset by a loss on sale of our investment in AIC on May 9, 2014. The gain on sale of equity investments in the 2013 period reflects the sale in March 2013 of all 9,950,000 common shares of GOV that we owned at a per share sales price in excess of our per share carrying value.

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

Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from SIR and AIC during the 2014 period, and from SIR, GOV and AIC during the 2013 period. The increase in earnings of investees primarily reflects our proportionate share of earnings from SIR since we began accounting for our investment in SIR using the equity method in July 2013, partially offset by the sale of our entire stake of 22,000,000 common shares of SIR on July 9, 2014, the sale of our investment in AIC on May 9, 2014 and our sale in March 2013 of all 9,950,000 common shares that we owned of GOV.

Income from discontinued operations. The increase in income from discontinued operations primarily reflects the decline in depreciation expense from ceasing depreciation when assets are reclassified as held for sale, partially offset by the decline in NOI from 14 properties (43 buildings) that were sold in 2014 and 43 properties (134 buildings) and a land parcel sold during 2013.

Loss on asset impairment from discontinued operations. The 2014 loss on asset impairment reflects the write down to estimated fair value less costs to sell for 14 properties (43 buildings) sold during 2014. The 2013 loss on asset impairment reflects the write down to estimated fair value less costs to sell for 23 properties (50 buildings) sold during 2013.

Loss on early extinguishment of debt from discontinued operations. The 2014 loss on early extinguishment of debt reflects prepayment premiums and the write off of unamortized discounts and deferred financing fees associated with the repayment of $11.2 million of 6.14% mortgage debt and $8.5 million of 5.78% mortgage debt in June 2014.

Net gain on sale of properties from discontinued operations. Net gain on sale of properties in the 2013 period reflects gains totaling $3.4 million from the sale of four properties (19 buildings) and a land parcel during the 2013 period.

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

Preferred distributions. The decrease in preferred distributions in the 2014 period reflects the conversion of 10,264,503 of our series D preferred shares into 10,412,499 of our common shares during the nine months ended September 30, 2014.

Distribution on conversion of preferred shares. As a result of the conversion of our series D preferred shares in May 2014, we recorded a preferred distribution of $16.2 million for the excess of the market value of the common shares issued above the carrying value of the series D preferred shares converted.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

The items discussed in the section are the Company’s short-term liquidity needs and resources.

As a result of the removal of our Prior Trustees on March 25, 2014, we suspended our business plan to market 31 of the 45 properties which we had classified as held for sale as of December 31, 2013.

As of September 30, 2014, we had $597.4 million of cash and cash equivalents.  We expect to use our cash balances, cash flow from our operations and proceeds of property sales to fund our operations, debt repayments, distributions, future property acquisitions, tenant improvements and leasing costs and other general business purposes, including repayment of debt.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

Our future cash flows from operating activities will depend primarily upon our:

•	ability to maintain or improve the occupancy of, and the rental rates at, our properties;

•	ability to control operating cost increases at our properties; and

•	ability to purchase additional properties which produce rents, less property operating expenses, in excess of our costs of acquisition capital.

Volatility in energy costs may cause our future operating costs to fluctuate; however, the impact of these fluctuations is expected to be largely offset by the pass through of operating costs to our tenants pursuant to lease terms, although there can be no assurance that we will be able to successfully offset these costs or that doing so would not negatively impact our competitive position or business.  Our future purchases of properties cannot be accurately projected because such purchases depend upon available opportunities which come to our attention, which we determine appropriate for us to purchase and upon our ability to successfully complete such acquisitions.

Cash flows provided by (used in) operating, investing and financing activities were $160.7 million, $820.2 million and $(605.9) million, respectively, for the nine months ended September 30, 2014, and $189.7 million, $33.7 million and $(159.1) million, respectively, for the nine months ended September 30, 2013.  For the period from January 1, 2013 to July 2, 2013 while SIR was our consolidated subsidiary, cash flows provided by operating activities related to SIR totaled $52.6 million, cash flows used in investing activities related to SIR totaled $165.5 million, and cash flows provided by financing activities related to SIR totaled $104.8 million.  Other changes in these three categories of our cash flows between 2014 and 2013 are primarily related to the sale of our SIR common shares during the 2014 period, the sale of our GOV common shares during the 2013 period, our dispositions of properties, our issuance of common shares during the 2013 period, our borrowings and repayments and repurchases of debt during the 2013 period, and our distributions on our common and preferred shares.

Our Investment and Financing Liquidity and Resources

The items discussed in the section are the Company’s long-term liquidity needs and resources.

We have a $750.0 million unsecured revolving credit facility with a group of institutional lenders, that matures on October 19, 2015, that we use to fund acquisitions and to meet cash needs that result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses.  We also have fully drawn on our $500.0 million unsecured term loan that matures on December 15, 2016.

Borrowings under our revolving credit facility currently bear interest at LIBOR plus a premium, which was 150 basis points as of September 30, 2014.  We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  We are allowed to borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  As of September 30, 2014, the interest rate payable on borrowings under our revolving credit facility was 1.7%, and the weighted average interest rate for borrowings under our revolving credit facility was 1.7% for the nine months ended September 30, 2014.  As of September 30, 2014 and November  3, 2014, we had no balance under our revolving credit facility.

Our term loan currently bears interest at a rate of LIBOR plus a premium, which was 185 basis points as of September 30, 2014.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of September 30, 2014, the interest rate for the amount outstanding under our term loan was 2.0%, and the weighted average interest rate for the amount outstanding under our term loan was 2.0% for the nine months ended September 30, 2014.

On August 1, 2014, we prepaid at par the $265.0 million of 5.68% mortgage debt at 600 West Chicago Avenue and on September 15, 2014, we prepaid at par $33.4 million of our 6.4% unsecured senior notes due 2015. On October 1, 2014 we issued a notice to the trustee to redeem at par $125.0 million of our 7.50% unsecured senior notes due 2019. The notes will be redeemed on November 17, 2014.

During the nine months ended September 30, 2014, we paid distributions on our common shares totaling $29.6 million.  We also paid an aggregate of $25.1 million of distributions on our series D and series E preferred shares.  On September 24, 2014, our Board of Trustees declared dividends of $0.40625 per series D preferred share and $0.453125 per series E preferred share, both of which are expected to be paid on November 17, 2014 to shareholders of record on October 31, 2014.

Our outstanding debt maturities and weighted average interest rates as of September 30, 2014, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
	Unsecured	Unsecured	Secured			Weighted
	Floating	Fixed	Fixed Rate			Average
Year	Rate Debt	Rate Debt	Debt		Total(1)	Interest Rate(2)
2014	$—	$—	$1,734		$1,734	6.1%
2015	—	138,773	14,608		153,381	5.8%
2016	500,000	139,104	309,604		948,708	3.9%
2017	—	250,000	45,592		295,592	6.2%
2018	—	250,000	4,614		254,614	6.6%
2019	—	125,000	165,422	(3)	290,422	6.5%
2020	—	250,000	2,523		252,523	5.9%
2021	—	—	60,470		60,470	5.5%
2022	—	—	799		799	5.9%
2023	—	—	702		702	5.7%
Thereafter	—	175,000	1,734		176,734	5.7%
	$500,000	$1,327,877	$607,802		$2,435,679	5.3%

(1)	Total debt outstanding as of September 30, 2014, including net unamortized premiums and discounts, equals $2,442,942.

(2)	Weighted based on current contractual interest rates.

(3)
We have a mortgage loan for $171,798 secured by 1735 Market Street that matures in 2019.  Interest on this loan is payable at a rate equal to a premium over LIBOR, but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% per year until December 1, 2016.

For a description of our financing activities since January 1, 2014, please see “Financing Activities” above.  Also, for further information about our indebtedness, see Note 8 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

When significant amounts are outstanding under our revolving credit facility, or as the maturity dates of our revolving credit facility and term debts approach, we will explore alternatives for the repayment of amounts due. Such alternatives may include incurring additional debt and issuing new equity securities, extending the maturity of our revolving credit facility and entering into a new revolving credit facility. We have begun discussions with our lenders to replace the current $750.0 million unsecured revolving credit facility that matures on October 19, 2015 and the $500.0 million unsecured term loan that matures on December 15, 2016. We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

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

On July 9, 2014, we sold our entire stake of 22,000,000 common shares of SIR for $32.04 per share, raising aggregate gross proceeds of $704.8 million.  As a result of this sale, we recognized a gain on this sale of $171.8 million, and we no longer hold any interest in SIR.  We used a portion of these proceeds to repay the $235.0 million balance on our revolving credit facility, to prepay at par the $265.0 million of 5.68% mortgage debt at 600 West Chicago Avenue and to prepay $33.4 million of 6.4% unsecured senior notes.  On October 1, 2014 we issued a notice to the trustee to redeem at par $125.0 million of our 7.50% unsecured senior notes due 2019. The notes will be redeemed on November 17, 2014. We are currently evaluating options for the use of the remaining proceeds from this sale, including additional debt repayments and other corporate purposes.

On June 27, 2014, we sold 14 properties (43 buildings) with a combined 2,784,098 square feet for an aggregate sales price of $215.9 million, excluding mortgage debt repayments and closing costs.  For more information regarding our properties, see Note 4 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

During the three and nine months ended September 30, 2014 and 2013, amounts capitalized at our properties, including properties classified in discontinued operations and properties owned by SIR when SIR was our consolidated subsidiary, for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Tenant improvements(1)	$10,719	$15,405	$42,249	$48,243
Leasing costs(2)	15,838	14,382	26,574	29,842
Building improvements(3)	5,897	8,676	14,800	17,200
Development, redevelopment and other activities(4)	2,273	3,994	8,820	9,988

(1)	Tenant improvements include capital expenditures to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs such as brokerage commissions and tenant inducements.

(3)	Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) major capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property, and (ii) major capital expenditure projects that reposition a property or result in new sources of revenue.

During the three months ended September 30, 2014, commitments made for expenditures in connection with leasing space at our properties, such as tenant improvements and leasing costs, and concessions, including tenant reimbursements and free rent, excluding properties classified in discontinued operations, were as follows (dollar and square foot measures in thousands, except per square foot measures):

	New Leases	Renewals	Total
Rentable square feet leased during the period	317	792	1,109
Tenant leasing costs and concession commitments (1)	$6,514	$49,426	$55,940
Tenant leasing costs and concession commitments per rentable square foot (1)	$20.55	$62.41	$50.44
Weighted average lease term by square foot (years)	7.0	12.4	10.8
Total leasing costs and concession commitments per rentable square foot per year (1)	$2.94	$5.03	$4.67

(1)	Includes commitments made for leasing expenditures and concessions, such as improvements, leasing commissions, tenant reimbursements and free rent.

Off Balance Sheet Arrangements

As of September 30, 2014, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We had no swaps or hedges as of September 30, 2014, other than the cash flow hedge associated with our $171.8 million of mortgage debt described in Note 12 to the notes to our condensed consolidated financial statements, under “Our Investment and Financing Liquidity and Resources” above in this Part I, Item 2 and under “Quantitative and Qualitative Disclosures About Market Risk” included in Part I, Item 3 of this Quarterly Report.

Debt Covenants

Our principal unsecured debt obligations at September 30, 2014, were amounts outstanding under our revolving credit facility, our unsecured term loan, and our publicly issued unsecured term debt.  Our publicly issued debt is governed by an indenture.  Our public debt indenture and related supplements, our revolving credit facility and our term loan agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios.  At September 30, 2014, we believe we were in compliance with all covenants under our indenture and related supplements, and we believe we were in compliance with all respective covenants under our revolving credit facility and our term loan agreements.  In addition to our unsecured debt obligations, we had $619.8 million (including net unamortized premiums and discounts) of mortgage notes outstanding at September 30, 2014.

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

Related Person Transactions

We have engaged in certain related person transactions during the three and nine months ended September 30, 2014 and September 30, 2013, both prior to and following our Special Meeting at which our New Board of Trustees was elected.

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

In addition to the foregoing transactions, we have historical and continuing transactions with certain of our former Trustees, former executive officers, RMR, GOV, SIR, AIC and other companies to which RMR provides management services and others affiliated with them. For example, certain personnel and various services we used to operate our business were provided to us by RMR pursuant to management agreements; and RMR is owned by our former Managing Trustees and our former President. Also, as a further example, we have or had relationships with other companies to which RMR provides management services and which have trustees, directors and officers who were trustees, directors or officers of ours or RMR, including: GOV, which is also our former subsidiary; SIR, which is our former subsidiary and of which we previously were its largest shareholder; and AIC, of which we previously owned 12.5% along with RMR, GOV, SIR and four other companies to which RMR provides management services. As a result of the removal, effective March 25, 2014, of Mr. Barry Portnoy and Mr. Adam Portnoy as Trustees of the Company and the resignation on May 23, 2014, of Mr. Adam D. Portnoy, Mr. John C. Popeo, Mr. David M. Lepore and other officers of RMR from their respective positions as officers of the Company, they, RMR, RMR Australia Asset Management Pty Limited, or RMR Australia, GOV, SIR and AIC have ceased to be related persons of the Company. On September 30, 2014, we entered into a termination and cooperation agreement (Cooperation Agreement) with RMR and RMR Australia, (Manager). Under the terms of the agreement, the existing business and property management agreements with RMR terminated effective September 30, 2014. Our existing Australia Management Agreement with RMR Australia will remain in effect until December 31, 2015, unless earlier terminated.

For further information about these and other such relationships and related person transactions, see Note 16 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference. In addition, for more information about these transactions and relationships, please see our Annual Report, our Definitive Information Statements filed with the SEC on April 11, 2014 and June 23, 2014, or our Information Statements, and our other filings with the SEC, including Note 12 to our consolidated financial statements included in our Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions” and the information regarding our Prior Trustees, our former executive officers, our New Board of Trustees and our new executive officers in our Information Statements. In addition, please see the section captioned “Risk Factors” of our Annual Report and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC, including our Annual Report and our Information Statements, are available at the SEC’s website at www.sec.gov. Copies of certain of our agreements with these related parties, including our business management agreements and property management agreements with RMR and RMR Australia, various agreements we have entered into with GOV and SIR and the shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

Reconciliation to Funds from Operations (FFO) and Normalized FFO

We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (NAREIT). NAREIT defines FFO as net income (loss), calculated in accordance with GAAP, excluding real estate depreciation and amortization, gains (or losses) from sales of depreciable property, impairment of depreciable real estate, and our portion of these items related to equity investees and noncontrolling interests.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we exclude certain items that we view as nonrecurring or impacting comparability from period to period.  We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, net income attributable to Equity Commonwealth, net income available for Equity Commonwealth common shareholders, operating income and cash flow from operating activities.

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

The following table provides a reconciliation of net income (loss) attributable to Equity Commonwealth to FFO available for Equity Commonwealth common shareholders and a calculation to Normalized FFO available for Equity Commonwealth common shareholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Reconciliation to FFO:
Net income (loss) attributable to Equity Commonwealth	$156,740	$(216,315)	$182,573	$(171,759)
Plus: Depreciation and amortization from continuing operations	57,213	56,465	168,693	182,494
Depreciation and amortization from discontinued operations	—	3,842	—	11,725
Loss on asset impairment from continuing operations	—	124,253	17,922	124,253
(Gain) loss on asset impairment from discontinued operations	(122)	92,827	2,238	101,362
FFO from equity investees	1,456	14,095	33,007	18,996
Net income attributable to noncontrolling interest	—	108	—	20,093
Less: FFO attributable to noncontrolling interest	—	(142)	—	(26,270)
Gain on sale of properties	—	—	—	(1,596)
Net gain on sale of properties from discontinued operations	—	—	—	(3,359)
Equity in earnings of investees	(1,072)	(10,492)	(24,460)	(14,913)
FFO attributable to Equity Commonwealth	214,215	64,641	379,973	241,026
Less: Preferred distributions	(6,981)	(11,151)	(25,114)	(33,453)
FFO available for Equity Commonwealth common shareholders	$207,234	$53,490	$354,859	$207,573

Reconciliation to Normalized FFO:
FFO available for Equity Commonwealth common shareholders	$207,234	$53,490	$354,859	$207,573
Recurring adjustments:
Lease value amortization from continuing operations	2,099	2,443	8,517	7,865
Lease value amortization from discontinued operations	—	(187)	—	(649)
Straight line rent from continuing operations	(3,197)	(6,536)	(10,172)	(26,280)
Straight line rent from discontinued operations	—	278	(226)	224
(Gain) loss on early extinguishment of debt from continuing operations	(6,699)	—	(6,699)	60,027
Loss on early extinguishment of debt from discontinued operations	—	—	3,345	—
Minimum cash rent from direct financing lease	2,032	2,031	6,096	6,093
Gain on sale of equity investments	(171,754)	—	(171,721)	(66,293)
Gain on issuance of shares by an equity investee	—	—	(17,020)	—
Interest earned from direct financing lease	(186)	(272)	(623)	(877)
Normalized FFO from equity investees, net of FFO	—	(1,349)	(3,353)	(1,445)
Normalized FFO from noncontrolling interest, net of FFO	—	20	—	1,987
Other items which affect comparability:
Shareholder litigation costs and transition-related expenses	27,777	14,224	36,582	23,399
Acquisition related costs from continuing operations	—	(436)	5	337
Normalized FFO available for Equity Commonwealth common shareholders	$57,306	$63,706	$199,590	$211,961

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

At September 30, 2014, our outstanding fixed rate debt consisted of the following unsecured senior notes and secured mortgage notes (dollars in thousands):

Unsecured Senior Notes:

	Principal	Annual Interest	Annual Interest		Interest
Debt	Balance(1)	Rate(1)	Expense(1)	Maturity	Payment Due
5.750% senior unsecured notes due 2015	$138,773	5.750%	$7,979	11/1/2015	Semi-Annually
6.250% senior unsecured notes due 2016	139,104	6.250%	8,694	8/15/2016	Semi-Annually
6.250% senior unsecured notes due 2017	250,000	6.250%	15,625	6/15/2017	Semi-Annually
6.650% senior unsecured notes due 2018	250,000	6.650%	16,625	1/15/2018	Semi-Annually
7.500% senior unsecured notes due 2019	125,000	7.500%	9,375	11/15/2019	Quarterly
5.875% senior unsecured notes due 2020	250,000	5.875%	14,688	9/15/2020	Semi-Annually
5.750% senior unsecured notes due 2042	175,000	5.750%	10,063	8/1/2042	Quarterly
	$1,327,877		$83,049

(1)
The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contracts.  In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions and issuance costs at the time we issued these debts.  For more information, see Note 8 to the notes to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report.

No principal repayments are due under our unsecured senior notes until maturity.

Mortgage Notes Payable:

	Principal	Annual Interest		Annual Interest		Interest
Debt	Balance(1)	Rate(1)		Expense(1)	Maturity	Payment Due
6200 Glenn Carlson Drive	$7,762	5.990%		$465	2/1/2015	Monthly
111 Monument Circle	116,000	5.235%		6,073	3/1/2016	Monthly
225 Water Street(2)	40,059	6.030%		2,416	5/11/2016	Monthly
111 East Wacker Drive	143,148	6.290%		9,004	7/11/2016	Monthly
2501 20th Place South	10,405	7.360%		766	8/1/2016	Monthly
Parkshore Plaza	41,275	5.670%		2,340	5/1/2017	Monthly
1735 Market Place	171,798	5.660%	(3)	9,724	12/2/2019	Monthly
206 East 9th Street	28,075	5.690%		1,597	1/5/2021	Monthly
1320 Main Street	39,138	5.300%		2,074	6/1/2021	Monthly
33 Stiles Lane	3,215	6.750%		217	3/1/2022	Monthly
97 Newberry Road	6,927	5.710%		396	3/1/2026	Monthly
	$607,802			$35,072

(1)
The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contracts.  In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions and issuance costs at the time we assumed or issued these debts.  For more information, see Note 8 to the notes to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report.

(2)
During the quarter ended June 30, 2014, we made the decision to cease making loan servicing payments on One Enterprise Center in Jacksonville, Florida.  The first payment we determined not to make for this property was due on June 11, 2014.

The property is secured by a non-recourse mortgage loan. On October 10, 2014, we were notified by the lender that our decision to cease making loan servicing payments created an event of default effective July 11, 2014 and the lender has exercised its option to accelerate the maturity of the unpaid balance of the loan.

(3)
Interest on this loan is payable at a rate equal to a premium over LIBOR, but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% until December 1, 2016.  The floating interest rate at September 30, 2014 was 2.782%.

Some of our secured notes require principal and interest payments through maturity pursuant to amortization schedules, and some of our secured notes require interest only payments through maturity.

We have interest rate swap agreements to manage our interest rate risk exposure on $171.8 million of mortgage notes due 2019, which require us to pay interest at a rate equal to a premium over LIBOR.  The interest rate swap agreements utilized by us effectively modify our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements.  Approximately 7.0% ($171.8 million) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at September 30, 2014.  As of September 30, 2014, the fair value of our derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive loss in our condensed consolidated balance sheet totaled $8.3 million.

Because our fixed rate unsecured and secured notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations.  If all of these notes were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $19.4 million.

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

At September 30, 2014, our floating rate debt consisted of our $500.0 million unsecured term loan.  Our revolving credit facility matures on October 19, 2015 and our $500.0 million unsecured term loan matures on December 15, 2016.  Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility or term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk.  Generally, a change in market interest rates would not affect the value of these floating rate debts, but would affect our operating results.  The following table presents the impact a 100 basis point increase in interest rates would have on our floating rate interest expense as of September 30, 2014 (dollars in thousands):

	Impact of Changes in Interest Rates
			Total Interest	Annual Per
	Interest Rate Per Year(1)	Outstanding Debt	Expense Per Year	Common Share Impact(2)
At September 30, 2014	2.0%	$500,000	$10,000	$0.08
100 basis point increase	3.0%	$500,000	$15,000	$0.12

(1)	Weighted based on the respective interest rates and outstanding borrowings of our floating rate debt as of September 30, 2014.

(2)	Based on weighted average shares outstanding for the nine months ended September 30, 2014.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2014 if we were fully drawn on our revolving credit facility and our term loan remained outstanding (dollars in thousands):

	Impact of Changes in Interest Rates
			Total Interest	Annual Per
	Interest Rate Per Year(1)	Outstanding Debt	Expense Per Year	Common Share Impact(2)
At September 30, 2014	1.8%	$1,250,000	$22,500	$0.18
100 basis point increase	2.8%	$1,250,000	$35,000	$0.28

(1)
Weighted based on the respective interest rates of our floating rate debt as of September 30, 2014, assuming we were fully drawn on our revolving credit facility and our term loan remained outstanding.

(2)	Based on weighted average shares outstanding for the nine months ended September 30, 2014.

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

Foreign Currency Risk

There's a risk that our financial results will be affected by changes in currency exchange rates.  Our primary exposure to foreign currency exchange rates relates to the translation of the operating results of our Australian subsidiary from Australian dollars into U.S. dollars. In the past, we have considered borrowing in Australian currency to mitigate our foreign currency exchange exposure and using foreign currency derivative contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our Australian operations.  At September 30, 2014 and at November 3, 2014, we had no borrowings in Australian dollars and no derivative contracts outstanding. We do not currently foresee any significant changes in how we manage this exposure in the near future. Accordingly, we may continue to experience future fluctuations in our earnings as a result of changes in foreign currency exchange rates.  During the three and nine months ended September 30, 2014, average foreign currency exchange rates used to convert our Australian operating results decreased approximately 7.3% and 1.9%.  During the three and nine months ended September, 30, 2014, foreign currency translation adjustments of $20.4 million and $4.8 million, respectively, impacted total comprehensive income (loss). Our New Board of Trustees may adopt a different strategy to manage our foreign currency risk.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  Other Information

Item 1. Legal Proceedings.

Special Litigation Committee

On June 5, 2014, our Board of Trustees resolved to form a special litigation committee (SLC) to investigate all of the claims alleged in the judicial and arbitral actions purportedly brought by or on behalf of EQC shareholders against EQC’s former officers and trustees and related persons and entities discussed below, or the Shareholder Actions. The members of the SLC are Sam Zell, David Helfand and Peter Linneman. The SLC was delegated full authority to investigate, review and analyze the facts and circumstances that are the subject of the Shareholder Actions, as well as any additional facts and circumstances that may be at issue in any related inquiry, investigation or proceeding. The SLC was also empowered to consider and determine whether or not prosecution of the claims asserted in the Shareholder Actions, or any other claims related to the facts and circumstances of the Shareholder Actions, is in the best interests of EQC and our shareholders, and to further consider and determine what action should be taken on behalf of EQC. In each of the Shareholder Actions, except the Chashin Action which is discussed below, the parties have agreed to stay all judicial and arbitral proceedings for 120 days pending the outcome of the SLC’s investigation.

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

William Gore v. Portnoy

On February 4, 2013, William Gore, a purported shareholder of EQC, filed a complaint in the Circuit Court for Montgomery County, State of Maryland, titled William Gore v. Portnoy, Case No. 373086-V, or the Gore Action. The Gore Action purported to bring claims individually and derivatively on behalf of the nominal defendant, EQC, against certain former EQC officers and trustees and EQC, as nominal defendant. The complaint alleged claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint sought injunctive and declaratory relief, restitution and damages, including counsel fees and expenses. On March 7, 2013, the Company filed a demand for arbitration with the AAA for the Gore Action. On March 21, 2013, the parties each selected an arbitrator in this matter. On March 27, 2013, the parties agreed to stay all further proceedings pending a decision by the court on the arbitrability of Mr. Gore’s claims.

On May 20, 2013, certain of our former trustees filed a petition for order to arbitrate and for a stay of proceedings pursuant to the Maryland Uniform Arbitration Act. On June 21, 2013, Mr. Gore filed his response to the former Trustees’ petition for order to arbitrate, as well as a separate petition to stay arbitration, and the parties completed briefing on both petitions on August 2, 2013. On June 30, 2014, we filed a consent motion to stay proceedings in the Gore Action for 120 days, pending the outcome of the SLC’s investigation of the claims asserted in the Shareholder Actions, which the court denied on July 2, 2014. Subsequently, on August 1, 2014, the parties filed a joint stipulation of dismissal of the action without prejudice.

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

The parties have each selected an arbitrator in this matter, and the party arbitrators have selected a neutral arbitrator (Chashin Arbitration Panel). On June 12, 2014, Mr. Chashin filed his Response to Claims and Counterclaims Against Claimants (Counterclaims), alleging similar claims and seeking similar relief as his previously filed complaint in Massachusetts District Court. On July 3, 2014, EQC filed a motion to stay proceedings for 120 days pending the outcome of the SLC’s investigation of the claims asserted in the Shareholder Actions. A preliminary hearing was held on July 10, 2014, at which the Chashin Arbitration Panel bifurcated the claims alleged derivatively from those alleged directly for administrative purposes. The Chashin Arbitration Panel also (i) granted EQC’s motion to stay proceedings as to the claims alleged derivatively in the Counterclaims, and (ii) established a briefing schedule on the claimants’ motions to dismiss certain counts of Mr. Chashin’s Counterclaims and the parties’ cross-motions for summary judgment.  A hearing on these matters, as well as the examination, acceptance, or rejection of the SLC’s final report, is scheduled for December 3-4, 2014.

Chashin v. Citigroup Global Markets, Inc.

On June 18, 2014, A. Bruce Chashin, a purported shareholder of EQC, filed a complaint in the United States District Court for the Southern District of New York, or the New York District Court, titled Chashin v. Citigroup Global Markets, Inc., Civ. No. 14-cv-4419, or the Second Chashin Action. The complaint purported to bring direct claims against six investment banks that acted as underwriters of the Company’s March 2013 Equity Offering and alleged that those defendants aided and abetted alleged breaches of fiduciary duty by our former officers and trustees.  While the Company was not named as a party to the Second Chashin Action, the underwriting agreements between the Company and the defendants may obligate the Company to indemnify those defendants, including for their costs of defense.  On August 7, 2014, the parties to the Second Chashin Action filed a stipulation dismissing the action without prejudice.

Item 1A. Risk Factors.

There are significant risks associated with our transition from external to internal management.

On October 1, 2014, we completed the transition from external management by RMR to internal management. Our ability to achieve our business objectives now depends on our new management team and its capacity to operate our company, including to manage our properties (either directly or by engaging third-party property managers and third-party leasing brokers), to identify and complete acquisitions and dispositions and to develop and execute financing strategy. We cannot assure you that our new management team will be successful in operating our company now that we have transitioned to internal management. If our new management team is not successful in operating our company, our business and growth prospects may decline.

There are significant risks associated with the transition from RMR to CBRE for our property management.

Although RMR is no longer the property manager for our portfolio, we may still request RMR’s cooperation with certain aspects of our operations as we continue to internalize business management, property management and accounting functions. If RMR does not cooperate with our requests, if any, we may face challenges in operating our business.  Additionally, we now rely on CBRE for property management services. The success of our property operations depends significantly upon CBRE’s experience, skill, resources, relationships and contacts in the industry. Thus, our continued reliance upon RMR and CBRE and the coordination required among us and these outside service providers even after our transition to internal management could disrupt our operations and have a negative effect on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 8, 2014, August 7, 2014 and September 8, 2014, we issued 10,980, 11,289 and 10,640 of our common shares, respectively, to RMR in payment of a portion of the management fee due to RMR pursuant to our business management agreement with RMR.  We issued the above shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

On July 25, 2014, our Board of Trustees declared a dividend of $0.8125 per series D preferred share to be paid on August 15, 2014 to shareholders of record on August 5, 2014. This dividend includes the accrued dividend of $0.40625 per share for the period from February 15, 2014 to May 14, 2014 and the accrued dividend of $0.40625 per share for the period from May 15, 2014 to August 14, 2014.  On July 25, 2014, our Board of Trustees also declared a dividend of $0.90625 per series E preferred share to be paid on August 15, 2014 to shareholders of record on August 5, 2014. This dividend includes the accrued dividend of $0.453125 per share for the period from February 15, 2014 to May 14, 2014 and the accrued dividend of $0.453125 per share for the period from May 15, 2014 to August 14, 2014. The aggregate amounts of $0.8125 and $0.90625 that was paid to the holders of series D preferred shares and series E preferred shares, respectively, represent the full amounts of accrued and unpaid dividends under the series D preferred shares and the series E preferred shares, respectively.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit Number	Description

3.1
Articles of Amendment and Restatement of Declaration of Trust of the Company, dated July 1, 1994, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 31, 2014.)

3.2	Articles Supplementary, dated November 4, 1994. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 27, 1998, File Number 001-09317.)

3.3	Articles Supplementary, dated May 13, 1997. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 27, 1998, File Number 001-09317.)

3.4	Articles Supplementary, dated May 22, 1998. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 27, 1998, File Number 001-09317.)

3.5	Articles Supplementary, dated May 10, 2000. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File Number 001-09317.)

3.6	Articles Supplementary, dated June 17, 2003. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 7, 2004, File Number 001-09317.)

3.7	Articles Supplementary, dated January 7, 2004. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 7, 2004, File Number 001-09317.)

3.8	Articles Supplementary, dated March 16, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 16, 2005, File Number 001-09317.)

3.9	Articles Supplementary, dated September 12, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 12, 2005, File Number 001-09317.)

3.10	Articles Supplementary, dated February 3, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 2, 2006, File Number 001-09317.)

3.11	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 10, 2006, File Number 001-09317.)

3.12	Articles Supplementary, dated December 29, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 29, 2006, File Number 001-09317.)

3.13	Articles Supplementary, dated October 16, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 16, 2007, File Number 001-09317.)

3.14	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 26, 2011.)

3.15	Articles Supplementary, dated April 12, 2013. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 12, 2013.)

3.16	Articles Supplementary, dated December 22, 2013. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 19, 2013.)

3.17	Articles Supplementary, dated March 10, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 9, 2014.)

3.18	Articles Supplementary, dated June 18, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 18, 2014.)

3.19	Second Amended and Restated Bylaws of the Company, adopted July 31, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 31, 2014.)

3.20	Arbitration Panel Ruling Regarding the Amended and Restated Bylaws of the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

3.21	Interim Arbitration Award dated November 18, 2013. (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 18, 2013.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

4.2	Form of 61/2% Series D Cumulative Convertible Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

4.3	Form of 71/4% Series E Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

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

10.1
Stock Purchase Agreement, dated as of July 8, 2014, by and among CommonWealth REIT, Government Properties Income Trust and Reit Management & Research LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 9, 2014.)

10.2
Letter Agreement, dated as of July 23, 2014, by and between CommonWealth REIT and Government Properties Income Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 23, 2014.)

10.3
Termination and Cooperation Agreement, dated September 30, 2014, by and among Equity Commonwealth, Reit Management & Research LLC and RMR Australia Asset Management Pty Limited. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 1, 2014.)

10.4
Amendment No. 1 to CommonWealth REIT 2012 Equity Compensation Plan, renamed as the Equity Commonwealth 2012 Equity Compensation Plan, dated October 28, 2014 (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-8 filed with the SEC on October 28, 2014).

10.5	Form of Restricted Share Agreement for Trustees under Equity Commonwealth 2012 Equity Compensation Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2014.)

10.6
Form of Restricted Share Agreement for Employees (Special Awards) under Equity Commonwealth 2012 Equity Compensation Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2014.)

10.7
Form of Restricted Share Unit Agreement for Employees (Special Awards) under Equity Commonwealth 2012 Equity Compensation Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2014.)

10.8	Zell Restricted Share Agreement under Equity Commonwealth 2012 Equity Compensation Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2014.)

10.9	Zell Restricted Share Unit Agreement under Equity Commonwealth 2012 Equity Compensation Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2014.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
President and Chief Executive Officer
Dated: November 4, 2014

By:	/s/ Adam S. Markman
Adam S. Markman
Executive Vice President, Chief Financial Officer and Treasurer
Dated: November 4, 2014