Form 10-K
period 2014-12-31
Equity Commonwealth
filed 2015-02-19
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-9317
EQUITY COMMONWEALTH
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State of Organization)	04-6558834 (IRS Employer Identification No.)

Two North Riverside Plaza, Suite 600, Chicago, IL 60606 (Address of Principal Executive Offices) (Zip Code)
Registrant's Telephone Number, Including Area Code: (312) 646-2800
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting common shares of beneficial ownership, $0.01 par value, or common shares, of the registrant held by non-affiliates was $3.4 billion based on the $26.32 closing price per common share on the New York Stock Exchange on June 30, 2014.
Number of the registrant's common shares outstanding as of February 18, 2015: 129,733,598.
DOCUMENTS INCORPORATED BY REFERENCE
Certain Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, which Equity Commonwealth intends to file no later than 120 days after the end of its fiscal year ended December 31, 2014, or our definitive Proxy Statement.

FORWARD LOOKING STATEMENTS
Some of the statements contained in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the federal securities laws. Any forward-looking statements contained in this Annual Report on Form 10-K are intended to be made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations and anticipated market conditions are forward-looking statements. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

The forward-looking statements contained in this Annual Report on Form 10-K reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in this Annual Report on Form 10-K.

EQUITY COMMONWEALTH
2014 FORM 10-K ANNUAL REPORT

EXPLANATORY NOTE
References in this Annual Report on Form 10-K to the Company, EQC, we, us or our, refer to Equity Commonwealth and its consolidated subsidiaries as of December 31, 2014, unless the context indicates otherwise. Prior to July 2, 2013, we owned the majority of the shares of Select Income REIT, or SIR, a publicly traded company, and therefore, the financial information presented in this Annual Report on Form 10-K includes SIR's financial position and results of operations on a consolidated basis with EQC for periods prior to July 2, 2013 when SIR was EQC's consolidated subsidiary, unless the context indicates otherwise. From July 2, 2013 to July 9, 2014, we owned less than a majority of SIR’s common shares and therefore no longer consolidated our investment in SIR, instead accounting for this investment under the equity method. As of July 9, 2014, we sold our entire stake of SIR shares and therefore no longer own any interest in SIR.
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

PART I
Item 1.    Business.
The Company.    We are an internally managed and self-advised real estate investment trust, or REIT, engaged in the ownership and operation primarily of office buildings in central business district, or CBD, and suburban locations throughout the United States. We were formed in 1986 under Maryland law and are now one of the largest commercial office REITs in the United States.
At December 31, 2014, our portfolio included 156 properties (262 buildings) with a combined 42.9 million square feet for a total investment of $5.7 billion at cost and a depreciated book value of $4.7 billion. Our portfolio consisted of: (i) 40 properties (53 buildings) with a combined 21.9 million square feet located in CBD locations, and (ii) 116 properties (209 buildings) with a combined 21.0 million square feet located in suburban locations. Eleven of our properties (11 buildings) with a combined 1.8 million square feet are located in Australia. For a discussion and information regarding our operating segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 and our financial statements beginning on page F-1 in Part IV, Item 15 of this Annual Report on Form 10-K. For information regarding our Australian assets and revenues, see Note 18 to our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.
On March 25, 2014, all of our then-serving trustees, which we refer to as our former Trustees, were removed as trustees of the Company. At a special meeting of shareholders held on May 23, 2014, our shareholders elected seven new individuals to serve on our Board of Trustees.  Immediately following the special meeting on May 23, 2014, our newly-elected Trustees accepted the resignations of our former executive officers and appointed new executive officers, beginning the process of internalizing our management structure. On July 31, 2014, our shareholders elected four additional individuals to serve on our Board of Trustees, bringing our total number of Trustees to eleven. As a result, we have an entirely new Board of Trustees and executive management team serving our Company. References to our Board of Trustees in this Annual Report on Form 10-K are to our newly-elected eleven-member Board of Trustees, unless stated otherwise.

Prior to September 30, 2014, we were externally managed by Reit Management & Research LLC, or RMR. RMR is a Delaware limited liability company beneficially owned by Barry M. Portnoy and Adam D. Portnoy, two of our former Trustees. As noted above, we internalized our management structure in 2014 and consequently terminated our business and property management relationships with RMR for our U.S. properties. Effective October 1, 2014, we engaged CBRE, Inc., or CBRE, to conduct our day-to-day property management services for our U.S. properties. RMR continues to manage our Australian assets pursuant to an existing management agreement, which is scheduled to terminate on December 31, 2015.

Following the election of our new Board of Trustees and internalization of management in 2014, our new management team has focused on developing a plan to reshape our portfolio in order to create long-term value for shareholders. We have made significant strides in establishing a core corporate team, improving corporate governance and building a foundation for long-term growth. Keys to building this foundation include the ongoing evaluation of value-creation opportunities, proactive asset management and a conservative balance sheet. Additionally, we have undertaken a comprehensive review of our portfolio and operations and have developed a new business strategy that focuses on reshaping our portfolio over time, which we anticipate will consist of significant dispositions of properties that do not meet our long-term goals. Our disposition strategy is discussed in greater detail later in this section.
As of December 31, 2014, we had 62 full-time employees.
Our principal executive offices are located at Two North Riverside Plaza, Suite 600, Chicago, Illinois 60606, and our telephone number is (312) 646-2800.
Prior Investments
On July 9, 2014, we sold our entire stake of 22,000,000 common shares, or approximately 36.7% of the outstanding common shares, of Select Income REIT, which together with its consolidated subsidiaries, we refer to as SIR. SIR is a publicly-traded REIT that primarily owns and invests in net leased, single tenant office and industrial properties throughout the United States. SIR was our 100% owned subsidiary until March 12, 2012, on which date SIR completed an initial public offering and became our consolidated but not wholly-owned subsidiary. Following a subsequent offering of SIR shares to the public on July 2, 2013, our investment in SIR was reduced below 50%. Consequently, effective July 2, 2013 through July 9, 2014, we no longer consolidated our investment in SIR but instead accounted for such investment under the equity method. As of July 9, 2014, we no longer have any interest in SIR.
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
On March 31, 2014, we owned 12.5% of Affiliates Insurance Company, or AIC, an insurance company then owned in equal proportion by us, RMR, and six other companies to which RMR provides management services. On March 25, 2014, as a result of the removal of all of our former Trustees, we underwent a change in control, as defined in the shareholders’ agreement among us, the other shareholders of AIC, and AIC. As a result of this change in control and in accordance with the terms of the shareholders' agreement, the other shareholders of AIC, on May 9, 2014, exercised their right to purchase the 20,000 shares of AIC that we owned. We received $5.8 million in aggregate proceeds from this sale and no longer hold any interest in AIC.
See Notes 7 and 19 to the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information regarding SIR, GOV and AIC.
Policies with Respect to Certain Activities
The discussion below sets forth certain additional information regarding our investment, disposition and financing policies. These policies are established by our Board of Trustees and may be changed by our Board of Trustees at any time without shareholder approval.
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
Disposition Policies.    We currently anticipate disposing of a significant number of our properties as part of our business strategy to reposition our portfolio. Disposition decisions are made based on a number of factors including those set forth above under "Investment Policies" and the following:

•	the proposed sale price;

•	the strategic fit of the property or investment with the rest of our portfolio and our plans; and

•	the existence of alternative sources, uses or needs for capital.
Our Board of Trustees recently adopted a strategy to consider disposing of assets that have one or more of the following attributes:

•	assets that do not offer an opportunity to create a competitive advantage,

•	assets that are less than 150,000 square feet,

•	assets that are not office buildings,

•	assets that are not located in the U.S., or

•	assets that produce a low cash yield or require significant capital expenditures.
The ability of our new management team to implement our new business strategy depends substantially on identifying and completing dispositions at favorable prices and successfully redeploying the capital received from dispositions. We expect to reinvest capital received from dispositions we complete but cannot provide any assurances that we will be successful. In addition, it may take a long period of time before we are able to reposition our portfolio.
Financing Policies.    Our revolving credit facility and term loan agreements and our debt indenture and its supplements contain financial covenants that, among other things, restrict our ability to incur indebtedness and require us to maintain certain financial ratios and a minimum net worth. Our Board of Trustees may determine to seek additional capital through equity offerings, debt financings, retention of cash flows in excess of distributions to shareholders or a combination of these methods. Some of our properties are encumbered by mortgages. To the extent that our Board of Trustees decides to obtain additional debt financing, we may do so on an unsecured basis or a secured basis, subject to limitations in existing financing or other contractual arrangements; we may seek to obtain other lines of credit or to issue securities senior to our common and/or preferred shares, including preferred shares or debt securities which may be convertible into common shares or be accompanied by warrants to purchase common shares; or we may engage in transactions which involve a sale or other conveyance of properties to affiliated or unaffiliated entities. We may finance acquisitions by an exchange of properties, by borrowing under our credit facility, by assuming outstanding mortgage debt on the acquired properties, by the issuance of additional equity or debt securities or by using retained cash flow from operations which may exceed our earnings. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties. We may from time to time re-evaluate and modify our financing policies in light of then current market conditions, relative availability and costs of debt and equity capital, the changing values of properties, growth and acquisition opportunities and other factors, and we may increase or decrease our ratio of debt to total capitalization.
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
Environmental and Climate Change Matters.    Under various environmental, health and safety laws, owners and operators, including tenants of real estate may be subject to liabilities resulting from the presence of hazardous substances, waste or petroleum products at, on, under, or emanating from such property, including costs for investigating and remediating or removing hazardous substances present at or migrating from such properties, liabilities for property damage or personal injuries, natural resource damages, and costs and losses arising from property use restrictions or diminution in value. We, or our tenants, also may incur liability for failing to comply with environmental, health and safety laws. We do not believe that there are environmental conditions or issues at any of our properties that have had or will have a material adverse effect on us. However, no assurances can be given that conditions or issues are not present at our properties or that costs we may be required to incur in the future to remediate contamination or comply with environmental, health and safety laws will not have a material adverse effect on our business or financial condition.
We estimate the cost to remove hazardous substances or address environmental issues at some of our properties based in part on environmental surveys conducted on our properties. Estimated liabilities related to hazardous substances at properties we own are reflected in our consolidated balance sheets and included in the cost of the real estate acquired.
Some of our properties have been or may be impacted by releases of hazardous substances or petroleum products. Such contamination may arise from a variety of sources, including historic uses of our properties for commercial or industrial purposes, spills of such materials at adjacent properties, or releases from tanks used on our properties to store petroleum or hazardous substances. In addition, certain of our properties are on sites upon which or are adjacent to or near other properties upon which others, including former owners or tenants, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances. Though we have reviewed these and our other properties for potential environmental liabilities and have established a reserve for potential costs that may be incurred as a result of environmental contamination, we cannot assure that we have identified all potential environmental liabilities or that our reserve will be sufficient to cover any costs we may incur relating to environmental matters.
Certain of our buildings contain asbestos. We believe any asbestos in our buildings is contained in accordance with current regulations. If we remove the asbestos or renovate or demolish these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, which could result in increased costs.
Except in limited instances, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions, which are not caused by an insured event, such as, for example, fire or flood. For more information regarding environmental matters and their possible adverse impact on us, see "Risk Factors-Risks Related to Our Business-We could incur significant costs and liabilities with respect to environmental matters” in Part I, Item 1A.
The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase, but we do not expect the direct impact of these increases to be material to our results of operations because the increased costs either would be the responsibility of our tenants directly or in large part may be passed through by us to our tenants as additional lease payments. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition. We continuously study ways to improve the energy efficiency at all of our properties. For more information regarding climate change matters and their possible adverse impact on us, see "Risk Factors—Risks Related to Our Business—We may be adversely affected by laws, regulations or other issues related to climate change" in Part I, Item 1A and "Management's Discussion and Analysis—Impact of Climate Change" in Part II, Item 7 of this Annual Report on Form 10-K.
Internet Website.    Our internet website address is www.eqcre.com. Copies of our Corporate Governance Guidelines, Code of Business Conduct and Ethics, policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters, and the charters of our Audit, Compensation and Nominating and Corporate Governance committees are posted on our website and may be obtained free of charge by writing to our Secretary, Equity Commonwealth, Two North Riverside Plaza, Suite 600, Chicago, Illinois 60606. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. Any shareholder or other interested party who desires to communicate with our Board of Trustees, or our non-management Trustees, individually or as a group, may do so by filling out a report on our website. Our website address is included several times in this Annual

Report on Form 10-K as a textual reference only and the information on the website is not incorporated by reference into this Annual Report on Form 10-K.
CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS
The following discussion describes the certain U.S. federal income tax considerations relating to the taxation of Equity Commonwealth as a REIT and the acquisition, ownership and disposition of our common shares. If we offer securities other than common shares, information about any additional income tax consequences to holders of those securities will be included in the documents pursuant to which those securities are offered. For purposes of the following discussion, references to “our company,” “EQC,” “we” and “us” mean Equity Commonwealth and not its subsidiaries or affiliates.

Because this is a summary that is intended to address only the U.S. federal income tax considerations relating to the ownership and disposition of our common shares, it may not contain all the information that may be important in your specific circumstances. As you review this discussion, you should keep in mind that:

1. The tax considerations to you may vary depending on your particular tax situation;

2. Special rules that are not discussed below may apply to you if you are subject to special tax treatment under the Internal Revenue Code of 1986, as amended (the “Code”), including:

•	broker-dealers;

•	financial institutions;

•	holders who receive our common shares through the exercise of employee stock options or otherwise as compensation;

•	insurance companies;

•	non-U.S. shareholders (as defined below), except to the extent discussed below in “U.S. Taxation of Non-U.S. Shareholders”;

•	persons holding 10% or more (by vote or value) of our outstanding common shares, except to the extent discussed below;

•	persons holding our common shares as part of a “straddle,” “hedge,” “conversion transaction,” “synthetic security” or other integrated investment;

•	persons holding our common shares on behalf of other persons as nominees;

•	persons holding our common shares through a partnership or similar pass-through entity;

•	persons subject to the alternative minimum tax provisions of the Code;

•	REITs;

•	regulated investment companies, or RICs;

•	subchapter S corporations;

•	foreign (non-U.S.) governments and governmental entities;

•	tax-exempt organizations, except to the extent discussed below in “Taxation of Tax-Exempt U.S. Shareholders”;

•	trusts and estates; or

•	U.S. expatriates.

3. This summary addresses neither U.S. federal taxes other than income tax, nor state, local or non-U.S. tax considerations;

4. This summary deals only with EQC common shareholders that hold common shares as “capital assets,” within the meaning of Section 1221 of the Code; and

5. This discussion is not intended to be, and should not be construed as, tax advice.

You are urged both to review the following discussion and to consult with your tax advisor to determine the effect of acquiring, owning and disposing of our common shares in your individual tax situation, including any state, local or non-U.S. tax consequences.

The information in this section is based on the Code, current, temporary and proposed regulations promulgated by the U.S. Treasury Department, the legislative history of the Code, current administrative interpretations and practices of the Internal Revenue Service (the “IRS”), and court decisions. The reference to IRS interpretations and practices includes IRS practices and policies as endorsed in private letter rulings, which are not binding on the IRS except with respect to the taxpayer that receives the ruling. In each case, these sources are relied upon as they exist on the date of this registration statement. Future legislation, regulations, administrative interpretations and court decisions could change current law or adversely affect existing interpretations of current law. Any change could apply retroactively. We have not requested and do not plan to request any rulings from the IRS concerning the tax treatment of our company. Accordingly, even if there is no change in the applicable law, no assurance can be provided that the statements made in the following discussion, which do not bind the IRS or the courts, will not be challenged by the IRS or will be sustained by a court if so challenged.
Taxation of EQC as a REIT
General.    Our company has elected to be taxed as a REIT under the Code. A REIT generally is not subject to U.S. federal income tax on the net income that it distributes to shareholders if it meets the applicable REIT distribution requirements and other requirements for REIT qualification under the Code. We believe that we have been organized and have operated, and we intend to continue to operate, so as to qualify as a REIT, but there can be no assurance that we qualify or will remain qualified as a REIT.
Qualification and taxation as a REIT depend upon our ability to meet, through actual annual (or in some cases quarterly) operating results, requirements relating to income, asset ownership, distribution levels and diversity of share ownership, and the various other REIT qualification requirements imposed under the Code. Given the complex nature of the REIT qualification requirements, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, we cannot provide any assurance that our actual operating results will satisfy the requirements for taxation as a REIT under the Code for any particular taxable year.
The sections of the Code that relate to our qualification and operation as a REIT are highly technical and complex. This discussion sets forth material aspects of the sections of the Code that govern the U.S. federal income tax treatment of a REIT and its shareholders. This summary is qualified in its entirety by the applicable Code provisions, relevant rules and Treasury regulations, and related administrative and judicial interpretations.

Taxation.    For each taxable year in which we qualify for taxation as a REIT, we generally will not be subject to U.S. federal corporate income tax on our net income that is distributed currently to our shareholders. U.S. shareholders (as defined below) generally will be subject to taxation on dividends (other than designated capital gain dividends and “qualified dividend income”) at rates applicable to ordinary income, instead of at lower capital gain rates. Qualification for taxation as a REIT enables the REIT and its shareholders to substantially eliminate the “double taxation” (that is, taxation at both the corporate and shareholder levels) that generally results from an investment in a regular corporation. Regular corporations (non-REIT “C” corporations) generally are subject to U.S. federal corporate income taxation on their income and shareholders of regular corporations are subject to tax on any dividends that are received. Currently, however, shareholders of regular corporations who are taxed at individual rates generally are taxed on dividends they receive at capital gains rates, which are lower for individuals than ordinary income rates, and shareholders of regular corporations who are taxed at regular corporate rates will receive the benefit of a dividends-received deduction that substantially reduces the effective rate that they pay on such dividends. Income earned by a REIT and distributed currently to its shareholders generally will be subject to lower aggregate rates of U.S. federal income taxation than if such income were earned by a regular corporation, subjected to corporate income tax, and then distributed to shareholders and subjected to tax either at capital gain rates or the effective rate paid by a corporate recipient entitled to the benefit of the dividends-received deduction.

While we generally will not be subject to corporate income taxes on income that we distribute currently to shareholders, we will be subject to U.S. federal income tax as follows:

1. We will be taxed at regular corporate rates on any undistributed “REIT taxable income.” REIT taxable income is the taxable income of the REIT subject to specified adjustments, including a deduction for dividends paid.

2. We may be subject to the “alternative minimum tax” on our undistributed items of tax preference, if any.

3. If we have (1) net income from the sale or other disposition of “foreclosure property” that is held primarily for sale to customers in the ordinary course of business, or (2) other non-qualifying income from foreclosure property, we will be subject to tax at the highest corporate rate on this income.

4. Our net income from “prohibited transactions” will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business.

5. If we fail to satisfy either the 75% gross income test or the 95% gross income test discussed below, but nonetheless maintain our qualification as a REIT because other requirements are met, we will be subject to a tax equal to the gross income attributable to the greater of either (1) the amount by which 75% of our gross income exceeds the amount of our income qualifying under the 75% test for the taxable year or (2) the amount by which 95% of our gross income exceeds the amount of our income qualifying for the 95% income test for the taxable year, multiplied in either case by a fraction intended to reflect our profitability.

6. We will be subject to a 4% nondeductible excise tax on the excess of the required distribution over the sum of amounts actually distributed, excess distributions from the preceding tax year and amounts retained for which U.S. federal income tax was paid if we fail to make the required distribution by the end of a calendar year (taking into account certain distributions declared in the last three months of a calendar year and paid prior to the end of January of the following calendar year). The required distribution for each calendar year is equal to the sum of:

•	85% of our REIT ordinary income for the year;

•	95% of our REIT capital gain net income for the year; and

•	any undistributed taxable income from prior taxable years.

7. We will be subject to a 100% penalty tax on some payments we receive (or on certain expenses deducted by a taxable REIT subsidiary) if arrangements among us, our tenants, and our taxable REIT subsidiaries are not comparable to similar arrangements among unrelated parties.

8. If we acquire any assets from a non-REIT “C” corporation in a carry-over basis transaction, we would be liable for corporate income tax, at the highest applicable corporate rate for the “built-in gain” with respect to those assets if we disposed of those assets within 10 years after they were acquired. Built-in gain is the amount by which an asset’s fair market value exceeds its adjusted tax basis at the time we acquire the asset. To the extent that assets are transferred to us in a carry-over basis transaction by a partnership in which a corporation owns an interest, we will be subject to this tax in proportion to the non-REIT “C” corporation’s interest in the partnership. The results described in this paragraph assume that the non-REIT “C” corporation will not elect, in lieu of this treatment, to be subject to an immediate tax when the asset is acquired by us. The IRS has issued Treasury regulations that generally exclude from the application of this built-in gains tax any gain from the sale of property acquired in an exchange under Section 1031 (a like-kind exchange) or Section 1033 (an involuntary conversion) of the Code.

9. In 2010, we acquired office and industrial properties in Australia. Our profits from properties outside of the United States will generally be subject to tax in the local jurisdictions. Under currently applicable law and through available tax concessions, for which we have received a favorable Australian private letter ruling, we have minimized the Australian income taxes we must pay, but there can be no assurance that existing law or concessions will be available to us in the future to minimize taxes. If we continue to operate as we do, then we will distribute all of our taxable income to our shareholders such that we will generally not pay federal income tax. As a result, we cannot recover the cost of foreign income taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability. Also, as a REIT, we cannot pass through to our shareholders any foreign tax credits.

10. If we fail to satisfy one of the REIT asset tests (other than certain de minimis failures), but nonetheless maintain our qualification as a REIT because other requirements are met, we will be subject to a tax equal to the greater of $50,000 or the amount determined by multiplying the net income generated by the non-qualifying assets during the period of time that the assets were held as non-qualifying assets by the highest rate of tax applicable to corporations.

11. If we fail to satisfy certain of the requirements under the Code the failure of which would result in the loss of our REIT status, and the failure is due to reasonable cause and not willful neglect, we may be required to pay a penalty of $50,000 for each such failure in order to maintain our qualification as a REIT.

12. If we fail to comply with the requirements to send annual letters to our shareholders requesting information regarding the actual ownership of our shares and the failure was not due to reasonable cause or was due to willful neglect, we will be subject to a $25,000 penalty or, if the failure is intentional, a $50,000 penalty.

Furthermore, notwithstanding our status as a REIT, we also may have to pay certain state and local income taxes, because not all states and localities treat REITs the same as they are treated for U.S. federal income tax purposes. Moreover, each of our taxable REIT subsidiaries (as further described below) is subject to U.S. federal, state and local corporate income taxes on its net income.

If we are subject to taxation on our REIT taxable income or subject to tax due to the sale of a built-in gain asset that was acquired in a carry-over basis from a non-REIT “C” corporation, some of the dividends we pay to our shareholders during the following year may be subject to tax at the reduced capital gains rates, rather than taxed at ordinary income rates. See “- Taxation of U.S. Shareholders-Qualified Dividend Income.”

Requirements for Qualification as a REIT.    The Code defines a REIT as a corporation, trust or association:

1. that is managed by one or more trustees or directors;

2. that issues transferable shares or transferable certificates to evidence its beneficial ownership;

3. that would be taxable as a domestic corporation, but for Sections 856 through 860 of the Code;

4. that is neither a financial institution nor an insurance company within the meaning of certain provisions of the Code;

5. that is beneficially owned by 100 or more persons;

6. not more than 50% in value of the outstanding shares or other beneficial interest of which is owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities and as determined by applying certain attribution rules) during the last half of each taxable year;

7. that makes an election to be a REIT for the current taxable year, or has made such an election for a previous taxable year that has not been revoked or terminated, and satisfies all relevant filing and other administrative requirements established by the IRS that must be met to elect and maintain REIT status;

8. that uses a calendar year for U.S. federal income tax purposes and complies with the recordkeeping requirements of the Code and the Treasury regulations promulgated thereunder;

9. that has at the end of any taxable year any undistributed earnings and profits that are attributable to a non-REIT taxable year; and

10. that meets other applicable tests, described below, regarding the nature of its income and assets and the amount of its distributions.

The Code provides that conditions 1, 2, 3 and 4 above must be met during the entire taxable year and condition 5 above must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Conditions 5 and 6 do not apply until after the first taxable year for which an election is made to be taxed as a REIT. Condition 6 must be met during the last half of each taxable year. For purposes of determining share ownership under condition 6 above, a supplemental unemployment compensation benefits plan, a private foundation or a portion of a trust permanently set aside or used exclusively for charitable purposes generally is considered an individual. However, a trust that is a qualified trust under Code Section 401(a) generally is not considered an individual, and beneficiaries of a qualified trust are treated as holding stock of a REIT in proportion to their actuarial interests in the trust for purposes of condition 6 above.

We believe that we have been organized, have operated and have issued sufficient shares of beneficial ownership with sufficient diversity of ownership to allow us to satisfy the above conditions. In addition, our declaration of trust contains restrictions regarding the transfer of our shares that are intended to assist us in continuing to satisfy the share ownership requirements described in conditions 5 and 6 above. These restrictions, however, may not ensure that we will be able to satisfy these share ownership requirements. If we fail to satisfy these share ownership requirements, we will fail to qualify as a REIT.

To monitor compliance with condition 6 above, a REIT is required to send annual letters to its shareholders requesting information regarding the actual ownership of its shares. If we comply with the annual letters requirement and do not know, or exercising reasonable diligence, would not have known, of a failure to meet condition 6 above, then we will be treated as having met condition 6 above.

To qualify as a REIT, we cannot have at the end of any taxable year any undistributed earnings and profits that are attributable to a non-REIT taxable year. On October 7, 2010, we purchased office and industrial properties in Australia. In order to acquire the Australian properties, we acquired all of the beneficial interests of an Australian trust that owned those properties as its primary assets. Upon our acquisition, the acquired entity became either our qualified REIT subsidiary under Section 856(i) of the Code or our disregarded entity (or, at a minimum, our almost wholly owned partnership) under Treasury regulations issued under Section 7701 of the Code. Thus, after the 2010 acquisition, we have treated and will treat all assets, liabilities and items of income, deduction and credit of the acquired Australian trust as ours for purposes of the various REIT qualification tests described above. To address the possibility that the acquired trust was properly classified as a C corporation for federal tax purposes prior to our acquisition, we made an election under Section 338(g) of the Code in respect of the acquired Australian trust. Accordingly, regardless of the Australian trust's proper federal tax classification prior to our acquisition, our initial federal income tax basis in the acquired assets is our cost for acquiring them, and we did not succeed to any C corporation earnings and profits in this acquisition.

We have computed or retained accountants to compute the amount of undistributed earnings and profits that we inherited in our corporate acquisitions. Based on these calculations, we believe that we did not inherit any undistributed earnings and profits that remained undistributed at the end of the applicable tax year. There can be no assurance that the IRS would not contend otherwise on a subsequent audit.

If the IRS determined that we inherited undistributed non-REIT earnings and profits and that we did not distribute the non-REIT earnings and profits by the end of that taxable year, it appears that we could avoid disqualification as a REIT by using “deficiency dividend” procedures to distribute the non-REIT earnings and profits. The deficiency dividend procedures would require us to make a distribution to shareholders, in addition to the regularly required REIT distributions, within 90 days of a “determination” under Section 860 of the Code, and we would have to pay to the IRS an interest charge based on the amount of the undistributed non-REIT earnings and profits.

Qualified REIT Subsidiaries.    We may acquire 100% of the stock of one or more corporations that are qualified REIT subsidiaries. A corporation will qualify as a qualified REIT subsidiary if we own 100% of its stock and it is not a taxable REIT subsidiary. A qualified REIT subsidiary will not be treated as a separate corporation, and all assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary will be treated as our assets, liabilities and such items (as the case may be) for all purposes of the Code, including the REIT qualification tests. For this reason, references in this discussion to our income and assets should be understood to include the income and assets of any qualified REIT subsidiary we own. A qualified REIT subsidiary will not be subject to U.S. federal income tax, although it may be subject to state and local taxation in some states. Our ownership of the voting stock of a qualified REIT subsidiary will not violate the asset test restrictions against ownership of securities of any one issuer which constitute more than 10% of the voting power or value of such issuer’s securities or more than five percent of the value of our total assets, as described below in “- Asset Tests Applicable to REITs.”

Taxable REIT Subsidiaries.    A taxable REIT subsidiary is a corporation other than a REIT in which we directly or indirectly hold stock, which has made a joint election with us to be treated as a taxable REIT subsidiary under Section 856(l) of the Code. A taxable REIT subsidiary also includes any corporation other than a REIT in which a taxable REIT subsidiary of ours owns, directly or indirectly, securities, (other than certain “straight debt” securities), which represent more than 35% of the total voting power or value of the outstanding securities of such corporation. Other than some activities relating to lodging and health care facilities, a taxable REIT subsidiary may generally engage in any business, including the provision of customary or non-customary services to our tenants without causing us to receive impermissible tenant service income under the REIT gross income tests. A taxable REIT subsidiary is required to pay regular U.S. federal income tax, and state and local income tax where applicable, as a regular, non-REIT “C” corporation. In addition, a taxable REIT subsidiary may be prevented from deducting interest on debt funded directly or indirectly by us if certain tests regarding the taxable REIT subsidiary’s debt to equity ratio and interest expense are not satisfied. If dividends are paid to us by our taxable REIT subsidiary, then a portion of the dividends we distribute to shareholders who are taxed at individual rates generally would be eligible for taxation at lower capital gains rates, rather than at ordinary income rates. See “Taxation of U.S. Shareholders-Qualified Dividend Income.”

Generally, a taxable REIT subsidiary can perform services that otherwise would be impermissible tenant services without causing us to receive impermissible tenant services income under the REIT income tests. However, several provisions applicable to the arrangements between a REIT and its taxable REIT subsidiaries are intended to ensure that a taxable REIT subsidiary will be subject to an appropriate level of U.S. federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct interest payments made directly or indirectly to us in excess of a certain amount. In addition, a REIT will be obligated to pay a 100% penalty tax on some payments that it receives or on certain expenses deducted by the taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s tenants and the taxable REIT subsidiary are not comparable to similar arrangements among unrelated parties. Our taxable REIT subsidiaries may make interest and other payments to us and to third parties in connection with activities related to our properties. There can be no assurance that our taxable REIT subsidiaries would not be limited in their ability to deduct certain interest payments made to us. In addition, there can be no assurance that the IRS would not seek to impose the 100% excise tax on a portion of payments received by us from, or expenses deducted by, our taxable REIT subsidiaries.

Ownership of Partnership Interests by a REIT.    A REIT that owns an equity interest in an entity treated as a partnership for U.S. federal income tax purposes is deemed to own its share (based upon its proportionate share of the capital of the partnership) of the assets of the partnership and is deemed to earn its proportionate share of the partnership’s income. The assets and gross income of the partnership generally retain the same character in the hands of the REIT for purposes of the gross income and asset tests applicable to REITs as described below. For these purposes, under current Treasury regulations, our interests in each of the partnerships must be determined in accordance with our “capital interest” in each entity, as applicable. However, solely for purposes of the 10% value test described below, the determination of a REIT’s interest in partnership assets is based on the REIT’s proportionate interest in the equity and certain debt securities issued by the partnership. We have control over substantially all of the partnership and limited liability company subsidiaries of the REIT and intend to operate them in a manner that is consistent with the requirements for qualification of our company as a REIT.

We believe that each of the partnerships and limited liability companies in which we own an interest, directly or through another partnership or limited liability company, are treated as partnerships or are disregarded for U.S. federal income tax purposes and are not taxable as corporations. If any of these entities were treated as a corporation, it would be subject to an entity level tax on its income and we could fail to meet the REIT income and asset tests. See “-Taxation of EQC as a REIT-Income Tests Applicable to REITs” and “-Taxation of EQC as a REIT-Asset Tests Applicable to REITs” below.

Ownership of Subsidiary REITs. We do not currently own an interest in a subsidiary REIT. In recent years, we owned an interest in each of (i) Government Properties Income Trust (“GOV”), and (ii) Select Income REIT (“SIR”). We may in the future own interests in subsidiary REITs.

•
GOV. Following its initial public offering in 2009, we owned a significant minority, in excess of 10%, of GOV shares until 2013. We believe that GOV during these years qualified as a REIT under the Code. In 2013, we sold all our GOV shares. For any of our taxable years in which GOV qualified as a REIT, our investment in GOV counted favorably as a qualifying REIT asset toward the REIT gross asset tests and our gains and dividends from GOV shares counted as qualifying income under the 75% and 95% gross income tests, all as described above. However, because we did not and could not control GOV's compliance with the federal income tax requirements for REIT qualification and taxation, we joined with GOV in filing a protective taxable REIT subsidiary election under Section 856(l) of the Code, effective June 9, 2009, and we reaffirmed this protective election with GOV every January 1 thereafter through January 1, 2013. Pursuant to this protective taxable REIT subsidiary election, we believe that even if GOV was not a REIT for some reason, then it would instead have been considered one of our taxable REIT subsidiaries and treated in the manner described above. As one of our taxable REIT subsidiaries, we believe that GOV's failure to qualify as a REIT would not have jeopardized our own qualification as a REIT, even though we owned more than 10% of it.

•
SIR. Prior to the SIR initial public offering, SIR and its wholly owned subsidiaries were wholly owned by us. During this period, SIR and its subsidiaries were disregarded as entities separate from us for federal income tax purposes, either under the Treasury regulations issued under Section 7701 of the Code or under the qualified REIT subsidiary rules of Section 856(i), all as described above. Accordingly, all assets, liabilities and items of income, deduction and credit of SIR and its subsidiaries during this period were treated as ours. When SIR first issued shares to persons other than us in its initial public offering, SIR ceased to be wholly owned by us. As a consequence, SIR and its subsidiaries ceased to be our disregarded entities for federal income tax purposes. Instead, at that time, SIR became regarded as a separate corporation that we believe satisfied the requirements for qualification and taxation as a REIT under the Code, and its subsidiaries ceased to be treated as part of us and became disregarded entities treated as part of the newly separate SIR. In 2014, we sold all of our SIR shares. For any of our taxable years in which SIR qualified as a REIT, our investment in SIR counted favorably as a qualifying REIT asset toward the REIT gross asset tests and our gains and dividends from SIR shares counted as qualifying income under the 75% and 95% gross income tests, all as described above. However, because we did not and could not control SIR's compliance with the federal income tax requirements for REIT qualification and taxation, we joined with SIR in filing a protective taxable REIT subsidiary election under Section 856(l) of the Code, effective March 13, 2012, and reaffirmed this protective election with SIR every January 1 thereafter through January 1, 2014. Pursuant to this protective taxable REIT subsidiary election, we believe that even if SIR was not a REIT for some reason, then it would instead have been considered one of our taxable REIT subsidiaries and treated in the manner described above. As one of our taxable REIT subsidiaries, we believe that SIR's failure to qualify as a REIT would not have jeopardized our own qualification as a REIT, even though we owned more than 10% of it.

Income Tests Applicable to REITs.    To qualify as a REIT, we must satisfy two gross income tests which are applied on an annual basis. First, in each taxable year we must derive directly or indirectly at least 75% of our gross income, excluding gross income from prohibited transactions, certain foreign currency income and income and gain from certain hedging transactions, from investments relating to real property or mortgages on real property or from some types of temporary investments. Income from investments relating to real property or mortgages on related property includes “rents from real property,” gains on the disposition of real estate, dividends paid by another REIT and interest on obligations secured by mortgages on real property or on interests in real property. Second, in each taxable year we must derive at least 95% of our gross income, excluding gross income from prohibited transactions, certain foreign currency income and income and gain from certain hedging transactions, from any combination of income qualifying under the 75% gross income test and dividends, interest, and gain from the sale or disposition of stock or securities.

Rents we receive will qualify as “rents from real property” for the purpose of satisfying the gross income requirements for a REIT described above only if several conditions are met:

•
The amount of rent must not be based in whole or in part on the income or profits of any person. However, an amount we receive or accrue generally will not be excluded from the term “rents from real property” solely by reason of being based on a fixed percentage or percentages of gross receipts or sales;

•
We, or an actual or constructive owner of 10% or more of our shares, must not actually or constructively own 10% or more of the interests in the tenant, or, if the tenant is a corporation, 10% or more of the voting power or value of all classes of stock of the tenant. Rents received from such a tenant that is a taxable REIT subsidiary, however, will not be excluded from the definition of “rents from real property” as a result of this condition if either (i) at least 90% of the space at the property to which the rents relate is leased to third parties, and the rents paid by the taxable REIT subsidiary are comparable to rents paid by our other tenants for comparable space or (ii) the property is a qualified lodging facility or, for taxable years of REITs beginning after July 30, 2008, a qualified health care property, and such property is operated on behalf of the taxable REIT subsidiary by a person who is an independent contractor and certain other requirements are met;

•
Rent attributable to personal property, leased in connection with a lease of real property, is not greater than 15% of the total rent received under the lease. If this requirement is not met, then the portion of rent attributable to personal property will not qualify as “rents from real property”; and

•
We generally must not provide directly impermissible tenant services to the tenants of a property, subject to a 1% de minimis exception, other than through an independent contractor from whom we derive no income or a taxable REIT subsidiary. We may, however, directly perform certain services that are “usually or customarily rendered” in connection with the rental of space for occupancy only and are not otherwise considered “rendered primarily for the convenience of the tenant” of the property. Examples of such services include the provision of light, heat, or other utilities, trash removal and general maintenance of common areas. In addition, we may provide through an independent contractor or a taxable REIT subsidiary both customary and non-customary services to our tenants without causing the rent we receive from those tenants to fail to qualify as “rents from real property.” If the total amount of income we receive from providing impermissible tenant services at a property exceeds 1% of our total income from that property, then all of the income from that property will fail to qualify as “rents from real property.” Impermissible tenant service income is deemed to be at least 150% of our direct cost in providing the service.

In light of these requirements, we do not intend to take any of the actions listed below, unless we determine that the resulting nonqualifying income, taken together with all other nonqualifying income that we earn in the taxable year, will not jeopardize our status as a REIT:

1. charge rent for any property that is based in whole or in part on the income or profits of any person (unless based on a fixed percentage or percentages of gross receipts or sales, as permitted and described above);

2. rent any property to a related party tenant, including a taxable REIT subsidiary, unless the rent from the lease to the taxable REIT subsidiary would qualify for the special exception from the related party tenant rule applicable to certain leases with a taxable REIT subsidiary;

3. derive rental income attributable to personal property other than personal property leased in connection with the lease of real property, the amount of which is less than 15% of the total rent received under the lease; or

4. directly perform services considered to be noncustomary or “rendered to the occupant” of the property.

We provide services and access to third-party service providers at some or all of our properties. However, based on our experience in the rental markets where the properties are located, we believe that all access to service providers and services provided to tenants by our company either are usually or customarily rendered in connection with the rental of real property and not otherwise considered rendered to the occupant, or, if considered impermissible services, will not result in an amount of impermissible tenant service income that will cause us to fail to meet the income test requirements. However, we cannot provide any assurance that the IRS will agree with these positions. We monitor the activities at our properties and believe that we have not provided services that will cause us to fail to meet the income tests. We intend to continue to monitor the services provided at, and the nonqualifying income arising from, each of our properties. We have earned and expect to continue to earn a relatively small amount of nonqualifying income relative to our total gross income in any relevant taxable year. We believe that the amount of nonqualifying income generated from these activities has not affected and will not affect our ability to meet the 95% gross income tests.

“Interest” income that depends in whole or in part on the income or profits of any person generally will be non-qualifying income for purposes of the 75% or 95% gross income tests. However, interest based on a fixed percentage or percentages of gross receipts or sales may still qualify under the gross income tests. We do not expect to derive significant amounts of interest that would fail to qualify under both the 75% and 95% gross income tests.

Our share of any dividends received from our corporate subsidiaries that are not “qualified REIT subsidiaries” (and from other corporations in which we own an interest) will qualify for purposes of the 95% gross income test but not for purposes of the 75% gross income test. We do not anticipate that we will receive sufficient dividends to cause us to exceed the limit on nonqualifying income under the 75% gross income test. Dividends that we receive from other qualifying REITs will qualify for purposes of both REIT income tests.

If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for that year if we are entitled to relief under the Code. These relief provisions generally will be available if our failure to meet the tests is due to reasonable cause and not due to willful neglect, and we disclose to the IRS the sources of our income as required by the Code and applicable regulations. It is not possible, however, to state whether in all circumstances we would be entitled to the benefit of these relief provisions. For example, if we fail to satisfy the gross income tests because nonqualifying income that we intentionally incur exceeds the limits on nonqualifying income, the IRS could conclude that the failure to satisfy the tests was not due to reasonable cause. If these relief provisions are inapplicable to a particular set of circumstances, we will fail to qualify as a REIT. As discussed under “-Taxation of EQC as a REIT-General,” even if these relief provisions apply, a tax would be imposed based on the amount of nonqualifying income.

Prohibited Transaction Income.    Any gain that we realize on the sale of any property held as inventory or otherwise held primarily for sale to customers in the ordinary course of business, including our share of any such gain realized through our subsidiary partnerships and disregarded entities for U.S. federal income tax purposes, will be treated as income from a prohibited transaction that is subject to a 100% penalty tax. Under existing law, whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. However, we will not be treated as a dealer in real property with respect to a property we sell for the purposes of the 100% tax if (i) we have held the property for at least two years for the production of rental income prior to the sale, (ii) capitalized expenditures on the property in the two years preceding the sale are less than 30% of the net selling price of the property, and (iii) we (a)  have seven or fewer sales of property for the year of sale or (b) either (I) the aggregate tax basis of property sold during the year of sale is 10% or less of the aggregate tax basis of all of our assets as of the beginning of the taxable year, or (II)  the aggregate fair market value of property sold during the year of sale is 10% or less of the aggregate fair market value of all of our assets as of the beginning of the taxable year, and (III) in the case of either (I) or (II), substantially all of the marketing and development expenditures with respect to the property sold are made through an independent contractor from whom we derive no income. The sale of more than one property to one buyer as part of one transaction constitutes one sale for purposes of this “safe harbor.”
Our former Trustees approved a plan to reposition our portfolio toward high quality office buildings located in CBDs and away from suburban office and industrial properties. This repositioning process began in 2013 and continued in 2014. We believe that dispositions related to the repositioning of our portfolio along with other dispositions that we have made or that we might make in the future will not be subject to the 100% penalty tax, because our general intent has been and is to:

•	own our assets for investment with a view to long-term income production and capital appreciation;

•	engage in the business of developing, owning, leasing and managing our existing properties and acquiring, developing, owning, leasing and managing new properties; and

•	make occasional dispositions of our assets consistent with our long-term investment objectives.

However, the IRS may successfully contend that some or all of the sales made by us are prohibited transactions. In that case, we would be required to pay the 100% penalty tax on our allocable share of the gains resulting from any such sales.
Income from Hedging Transactions. From time to time we may enter into hedging transactions with respect to one or more of our assets or liabilities. Any such hedging transactions could take a variety of forms, including the use of derivative instruments such as interest rate swaps or cap agreements, option agreements, and futures or forward contracts. Income of a REIT, including income from a pass-through subsidiary, arising from “clearly identified” hedging transactions that are entered into to manage the risk of interest rate or price changes with respect to borrowings, including gain from the disposition of such hedging transactions, to the extent the transactions hedge indebtedness incurred, or to be incurred, by the REIT to acquire or carry real estate assets, where such transaction was entered into after July 30, 2008, will not be treated as gross income for purposes of the 75% gross income test. Income of a REIT arising from hedging transactions entered into after July 30, 2008 that are entered into to manage the risk of currency fluctuations with respect to any item of income or gain satisfying the 75% and 95% gross income tests will not be treated as gross income for purposes of either the 95% gross income test or the 75% gross income test provided that the transaction is “clearly identified” as specified in the Code. In general, for a hedging transaction to be “clearly identified,” (1) it must be identified as a hedging transaction before the end of the day on which it is acquired, originated, or entered into; and (2) the items of risks being hedged must be identified “substantially contemporaneously” with entering into the hedging transaction (generally not more than 35 days after entering into the hedging transaction). We intend to structure any hedging transactions in a manner that does not jeopardize our qualification as a REIT, but there can be no assurance we will be successful in this regard.

Foreign Currency Income. “Real estate foreign exchange gain” recognized after July 30, 2008 is excluded from the calculation of the 75% gross income test and “passive foreign exchange gain” recognized after July 30, 2008 is excluded from the calculation of the 95% gross income test. “Real estate foreign exchange gain” means (i) foreign currency gain attributable (without duplication) to (A) an item of income or gain to which the 75% gross income test applies, (B) the acquisition or ownership of obligations secured by mortgages on real property or on interests in real property, or (C) becoming or being the obligor under obligations secured by mortgages on real property or interests in real property, or (ii) foreign currency gain attributable to a “qualified business unit” or “QBU” of the REIT under Code Section 987, provided the QBU itself satisfies both the 75% gross income test and the 75% asset test described below under “-Asset Tests Applicable to REITs.” “Passive foreign exchange gain” is (without duplication) real estate foreign exchange gain, foreign currency gain attributable to an item of income or gain to which the 95% gross income test applies, foreign currency gain attributable to the acquisition or ownership of obligations, or foreign currency gain attributable to becoming or being the obligor under obligations.

We have maintained, and will continue to maintain, appropriate books and records for our Australian properties in Australian dollars. Accordingly, for federal income tax purposes, including presumably the 75% and 95% gross income tests summarized above, our income, gains and losses from our Australian operations will generally be calculated first in Australian dollars, and then translated into United States dollars at appropriate exchange rates. On the periodic repatriation of monies from our Australian operations to the United States, we will be required to recognize foreign exchange gains or losses; however, any foreign exchange gains we recognize from repatriation are expected to constitute "real estate foreign exchange gains" under Section 856(n)(2) of the Code, and thus be excluded from the 75% and 95% gross income tests summarized above.

Penalty Tax.    Any redetermined rents, redetermined deductions or excess interest we generate will be subject to a 100% penalty tax. In general, redetermined rents are rents from real property that are overstated as a result of services furnished by one of our taxable REIT subsidiaries to any of our tenants, and redetermined deductions and excess interest represent amounts that are deducted by a taxable REIT subsidiary for payments to us that are in excess of the amounts that would have been deducted based on arm’s-length negotiations. Rents we receive will not constitute redetermined rents if they qualify for the safe harbor provisions contained in the Code. Safe harbor provisions are provided where:

•	amounts are excluded from the definition of impermissible tenant service income as a result of satisfying the 1% de minimis exception;

•	a taxable REIT subsidiary renders a significant amount of similar services to unrelated parties and the charges for such services are substantially comparable;

•
rents paid to us by tenants who both are leasing at least 25% of the net leasable space in the relevant property and also are not receiving such services from the taxable REIT subsidiary are substantially comparable to the rents paid by our tenants leasing comparable space who are receiving such services from the taxable REIT subsidiary and the charge for the services is separately stated; or

•	the taxable REIT subsidiary’s gross income from the service is not less than 150% of the taxable REIT subsidiary’s direct cost of furnishing the service.

While we anticipate that any fees paid to a taxable REIT subsidiary for tenant services will reflect arm’s-length rates, a taxable REIT subsidiary may under certain circumstances provide tenant services which do not satisfy any of the safe-harbor provisions described above. Until regulations are issued to carry out the purposes of the penalty tax provisions, a REIT and its taxable REIT subsidiaries may base their intercompany allocations on any reasonable method. Nevertheless, these determinations are inherently factual, and the IRS has broad discretion to assert that amounts paid between related parties should be reallocated to clearly reflect their respective incomes. If the IRS successfully made such an assertion, we would be required to pay a 100% penalty tax on the redetermined rent, redetermined deductions or excess interest, as applicable.

Asset Tests Applicable to REITs.    At the close of each quarter of our taxable year, we must satisfy four tests relating to the nature and diversification of our assets:

1. At least 75% of the value of our total assets must be represented by real estate assets, cash, cash items and government securities. For purposes of this test, real estate assets include our allocable share of real estate assets held by entities that are treated as partnerships or that are disregarded for U.S. federal income tax purposes, as well as stock or debt instruments that are purchased with the proceeds of an offering of shares or a public offering of debt with a term of at least five years, but only for the one-year period beginning on the date we receive such proceeds.

2. Not more than 25% of our total assets may be represented by securities, other than those securities includable in the 75% asset class (e.g., securities that qualify as real estate assets and government securities);

3. Except for equity investments in REITs, debt or equity investments in qualified REIT subsidiaries and taxable REIT subsidiaries, and other securities that qualify as “real estate assets” for purpose of the 75% test described in clause 1:

•	the value of any one issuer’s securities owned by us may not exceed 5% of the value of our total assets;

•	we may not own more than 10% of any one issuer’s outstanding voting securities; and

•	we may not own more than 10% of the total value of the outstanding securities of any one issuer, other than securities that qualify for the “straight debt” exception discussed below; and

4. Not more than 25% of the value of our total assets may be represented by the securities of one or more taxable REIT subsidiaries (20% for our taxable years prior to 2009).

Securities for purposes of the asset tests may include debt securities. However, the Code specifically provides that the following types of debt will not be taken into account for purposes of the 10% value test: (1) securities that meet the “straight debt” safe-harbor, as discussed in the next paragraph; (2) loans to individuals or estates; (3) obligations to pay rent from real property; (4) rental agreements described in Section 467 of the Code; (5) any security issued by other REITs; (6) certain securities issued by a state, the District of Columbia, a foreign government, or a political subdivision of any of the foregoing, or the Commonwealth of Puerto Rico; and (7) any other arrangement as determined by the IRS. In addition, for purposes of the 10% value test only, to the extent we hold debt securities that are not described in the preceding sentence, (a) debt issued by partnerships that derive at least 75% of their gross income from sources that constitute qualifying income for purposes of the 75% gross income test, and (b) debt that is issued by any partnership, to the extent of our interest as a partner in the partnership, are not considered securities.

Debt will meet the “straight debt” safe harbor if (1) neither we, nor any of our controlled taxable REIT subsidiaries (i.e., taxable REIT subsidiaries more than 50% of the vote or value of the outstanding stock of which is directly or indirectly owned by us), own any securities not described in the preceding paragraph that have an aggregate value greater than one percent of the issuer’s outstanding securities, as calculated under the Code, (2) the debt is a written unconditional promise to pay on demand or on a specified date a sum certain in money, (3) the debt is not convertible, directly or indirectly, into stock, and (4) the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion or similar factors. However, contingencies regarding time of payment and interest are permissible for purposes of qualifying as a straight debt security if either (1) such contingency does not have the effect of changing the effective yield of maturity, as determined under the Code, other than a change in the annual yield to maturity that does not exceed the greater of (i) 5% of the annual yield to maturity or (ii) 0.25%, or (2) neither the aggregate issue price nor the aggregate face amount of the issuer’s debt instruments held by the REIT exceeds $1,000,000 and not more than 12 months of unaccrued interest can be required to be prepaid thereunder. In addition, debt will not be disqualified from being treated as “straight debt” solely because the time or amount of payment is subject to a contingency upon a default or the exercise of a prepayment right by the issuer of the debt, provided that such contingency is consistent with customary commercial practice.

We believe that the aggregate value of our interests in our taxable REIT subsidiaries does not exceed, and in the future will not exceed, 25% of the aggregate value of our gross assets (20% for our taxable years prior to 2009). As of each relevant testing date prior to the election to treat each corporate subsidiary of our company or any other corporation in which we own an interest as a taxable REIT subsidiary, we believe we did not own more than 10% of the voting securities of any such entity. In addition, we believe that as of each relevant testing date prior to the election to treat each corporate subsidiary of our company or any other corporation in which we own an interest as a taxable REIT subsidiary of EQC, our pro rata share of the value of the securities, including debt, of any such corporation or other issuer did not exceed 5% of the total value of our assets.

With respect to each issuer in which we currently own an interest that does not qualify as a REIT, a qualified REIT subsidiary or a taxable REIT subsidiary, we believe that our pro rata share of the value of the securities, including debt, of any such issuer does not exceed 5% of the total value of our assets and that it complies with the 10% voting securities test and 10% value test with respect to each such issuer. However, no independent appraisals have been obtained to support these conclusions. In this regard, however, we cannot provide any assurance that the IRS might not disagree with our determinations.

The asset tests must be satisfied not only on the last day of the calendar quarter in which we, directly or through pass-through subsidiaries, acquire securities in the applicable issuer, but also on the last day of the calendar quarter in which we increase our ownership of securities of such issuer, including as a result of increasing our interest in pass-through subsidiaries. After initially meeting the asset tests at the close of any quarter, we will not lose our status as a REIT for failure to satisfy the 25%, 25% TRS (20% for our taxable years prior to 2009), or 5% asset tests solely by reason of changes in the relative values of our assets. If failure to satisfy the 25%, 25% TRS (20% for our taxable years prior to 2009), or 5% asset tests results from an acquisition of securities or other property during a quarter, we generally can cure this failure by disposing of sufficient non-qualifying assets within 30 days after the close of that quarter.  We intend to maintain adequate records of the value of our assets to ensure compliance with the asset tests and to take any available action within 30 days after the close of any quarter as may be required to cure any noncompliance with the 25%, 25% TRS (20% for our taxable years prior to 2009) or 5% asset tests. Although we plan to take steps to ensure that we satisfy such tests for any quarter with respect to which testing is to occur, there can be no assurance that such steps will always be successful. If we fail to timely cure any noncompliance with the asset tests, we would cease to qualify as a REIT, unless we satisfy certain relief provisions described in the next paragraph.

The failure to satisfy the asset tests can be remedied even after the 30-day cure period under certain circumstances. If the total value of the assets that caused a failure of the 5% asset test, the 10% voting securities test or the 10% value test does not exceed either 1% of our assets at the end of the relevant quarter or $10,000,000, we can cure such a failure by disposing of sufficient assets to cure such a violation within six months following the last day of the quarter in which we first identify the failure of the asset test. For a violation of any of the asset tests not described in the prior sentence (including the 75%, 25% and the 25% TRS (20% for our taxable years prior to 2009) asset tests), we can avoid disqualification as a REIT if the violation is due to reasonable cause and we dispose of an amount of assets sufficient to cure such violation within the six-month period described in the preceding sentence, pay a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the nonqualifying assets during the period of time that the assets were held as nonqualifying assets, and file in accordance with applicable Treasury regulations a schedule with the IRS that describes the assets. The applicable Treasury regulations are yet to be issued. Thus, it is not possible to state with precision under what circumstances we would be entitled to the benefit of these provisions. We intend to take advantage of any and all relief provisions that are available to us to cure any violation of the asset tests applicable to REITs. In certain circumstances, utilization of such provisions could result in us being required to pay an excise or penalty tax, which could be significant in amount.

Annual Distribution Requirements Applicable to REITs.    To qualify as a REIT, we are required to distribute dividends, other than capital gain dividends, to our shareholders each year in an amount at least equal to the sum of:

•	90% of our “REIT taxable income,” computed without regard to the dividends paid deduction and our net capital gain; and

•	90% of our after tax net income, if any, from foreclosure property; minus

•	the excess of the sum of certain items of non-cash income over 5% of our “REIT taxable income.”

In addition, for purposes of this test, non-cash income includes a portion of the income attributable to leveled or stepped rents, original issue discount included in our taxable income and certain income attributable to an investment in a residual interest in a REMIC, in both cases without the receipt of a corresponding payment, cancellation of indebtedness, and income from a like-kind exchange that is later determined to be taxable (provided, in this last case, that the failure to qualify as a like-kind exchange was due to reasonable cause and not willful neglect).

We must pay these distributions in the taxable year to which they relate, or in the following taxable year if they are declared during the last three months of the taxable year, payable to shareholders of record on a specified date during such period and paid during January of the following year. Such distributions are treated as paid by us and received by our shareholders on December 31 of the year in which they are declared. In addition, at our election, a distribution for a taxable year may be declared before we timely file our tax return for such year and paid on or before the first regular dividend payment date after such declaration, provided such payment is made during the twelve-month period following the close of such year. These distributions are treated as being received by our shareholders in the year in which paid. This is so even though these distributions relate to the prior year for purposes of our 90% distribution requirement. In addition, in order to be taken into account for purposes of satisfying the distribution requirement, the amount distributed must not be preferential - i.e., every shareholder of the class of stock with respect to which a distribution is made must be treated the same as every other shareholder of that class, and no class of stock may be treated otherwise than in accordance with its dividend rights as a class. To the extent that either we do not distribute all of our net capital gain or we distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be required to pay tax on that amount at regular corporate tax rates.

We intend to make timely distributions sufficient to satisfy these annual distribution requirements. Although we anticipate that our cash flow will permit us to make those distributions, it is possible that, from time to time, we may not have sufficient cash or other liquid assets to meet these distribution requirements. In this event, we may find it necessary to arrange for short-term, or possibly long-term, borrowings to fund required distributions or to pay dividends in the form of taxable dividends of our stock.

Under some circumstances, we may be able to rectify an inadvertent failure to meet the distribution requirement for a year by paying “deficiency dividends” to our shareholders in a later year, which may be included in our deduction for dividends paid for the earlier year. Thus, we may be able to avoid being taxed on amounts distributed as deficiency dividends. However, we will be required to pay interest to the IRS based upon the amount of any deduction claimed for deficiency dividends.

We will be subject to a 4% nondeductible excise tax on the excess of the required distribution over the sum of amounts actually distributed, excess distributions from the preceding tax year and amounts retained for which U.S. federal income tax was paid if we fail to make the required distribution by the end of a calendar year (taking into account certain distributions declared in the last three months of a calendar year and paid prior to the end of January of the following calendar year). The required distribution for each calendar year is equal to the sum of:

•85% of our REIT ordinary income for the year;

•95% of our REIT capital gain net income for the year; and

•any undistributed taxable income from prior taxable years.

A REIT may elect to retain rather than distribute all or a portion of its net capital gains and pay the tax on the gains. In that case, a REIT may elect to have its shareholders include their proportionate share of the undistributed net capital gains in income as long-term capital gains and receive a credit for their share of the tax paid by the REIT. For purposes of the 4% excise tax described above, any retained amounts would be treated as having been distributed.

Record-Keeping Requirements.    We are required to comply with applicable record-keeping requirements. Failure to comply could result in monetary fines.

Failure of EQC to Qualify as a REIT.    If we fail to comply with one or more of the conditions required for qualification as a REIT (other than asset tests and the income tests that have the specific savings clauses discussed above in “- Taxation of EQC as a REIT - Asset Tests Applicable to REITs,” and “- Taxation of EQC as a REIT - Income Tests Applicable to REITs”), we can avoid termination of our REIT status by paying a penalty of $50,000 for each such failure, provided that our noncompliance was due to reasonable cause and not willful neglect. If we fail to qualify for taxation as a REIT in any taxable year and the statutory relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates.

Distributions to shareholders in any year in which we fail to qualify as a REIT will not be deductible by us, and we will not be required to distribute any amounts to our shareholders. As a result, our failure to qualify as a REIT would significantly reduce the cash available for distribution by us to our shareholders. In addition, if we fail to qualify as a REIT, all distributions to shareholders will be taxable as dividends to the extent of our current and accumulated earnings and profits, whether or not attributable to capital gains earned by us. In such a case, non-corporate shareholders generally would be taxed on these dividends at capital gains rates provided certain holding period requirements are met; corporate shareholders may be eligible for the dividends-received deduction with respect to such dividends. Unless entitled to relief under specific statutory provisions, we will also be disqualified from taxation as a REIT for the four taxable years following the year during which we lost our qualification. There can be no assurance that we would be entitled to any statutory relief.

Taxation of U.S. Shareholders

As used in the remainder of this discussion, the term “U.S. shareholder” means a beneficial owner of a share of our common shares that is, for U.S. federal income tax purposes:

•	a citizen or resident, as defined in Section 7701(b) of the Code, of the U.S.;

•
a corporation, partnership, limited liability company or other entity treated as a corporation or partnership for U.S. federal income tax purposes that was created or organized in or under the laws of the United States or of any State thereof or in the District of Columbia unless, in the case of a partnership or limited liability company, Treasury regulations provide otherwise;

•	an estate the income of which is subject to U.S. federal income taxation regardless of its source; or

•
in general, a trust whose administration is subject to the primary supervision of a U.S. court and which has one or more U.S. persons who have the authority to control all substantial decisions of the trust. Notwithstanding the preceding sentence, to the extent provided in the Treasury regulations, certain trusts in existence on August 20, 1996, and treated as U.S. persons prior to this date that elect to continue to be treated as U.S. persons, shall also be considered U.S. shareholders.

If you hold our common shares and are not a U.S. shareholder, you are a “non-U.S. shareholder.” If a partnership holds our common shares, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. If you are a partner of a partnership holding our common shares, you should consult your tax advisor regarding the tax consequences of the ownership and disposition of our common shares.

Distributions by EQC-General.    As long as we qualify as a REIT, distributions out of our current or accumulated earnings and profits that are not designated as capital gains dividends or “qualified dividend income” will be taxable to our taxable U.S. shareholders as ordinary income and will not be eligible for the dividends-received deduction in the case of U.S. shareholders that are corporations. For purposes of determining whether distributions to holders of common shares or equity shares are out of current or accumulated earnings and profits, our earnings and profits will be allocated first to our outstanding preferred stock and then to our outstanding common shares and equity shares.

To the extent that we make distributions in excess of our current and accumulated earnings and profits, these distributions will be treated first as a tax-free return of capital to each U.S. shareholder. This treatment will reduce the adjusted tax basis that each U.S. shareholder has in its stock for tax purposes by the amount of the distribution, but not below zero. Distributions in excess of a U.S. shareholder’s adjusted tax basis in its stock will be taxable as capital gains, provided that the stock has been held as a capital asset, and will be taxable as long-term capital gain if the stock has been held for more than one year. Dividends we declare in October, November, or December of any year that are payable to a shareholder of record on a specified date in any of these months shall be treated as both paid by us and received by the shareholder on December 31 of that year, provided we actually pay the dividend on or before January 31 of the following calendar year.

To the extent that we have available net operating losses and capital losses carried forward from prior tax years, such losses may reduce the amount of distributions that we must make in order to comply with the REIT distribution requirements. See “Taxation of EQC as a REIT-Annual Distribution Requirements Applicable to REITs.” Such losses, however, are not passed through to U.S. shareholders and may not be used to offset income of U.S. shareholders from other sources on their income tax returns. Such losses would not affect the character of any distributions that we make, which generally are subject to tax in the hands of U.S. shareholders to the extent that we have current or accumulated earnings and profits.

Capital Gain Distributions.    We may elect to designate distributions of our net capital gain as “capital gain dividends.” Distributions that we properly designate as “capital gain dividends” will be taxable to our taxable U.S. shareholders as gain from the sale or disposition of a capital asset to the extent that such gain does not exceed our actual net capital gain for the taxable year. Designations made by us will only be effective to the extent that they comply with Revenue Ruling 89-81, which requires that distributions made to different classes of stock be composed proportionately of dividends of a particular type. If we designate any portion of a dividend as a capital gain dividend, a U.S. shareholder will receive an IRS Form 1099-DIV indicating the amount that will be taxable to the shareholder as capital gain. Corporate shareholders, however, may be required to treat up to 20% of some capital gain dividends as ordinary income.

Instead of paying capital gain dividends, we may designate all or part of our net capital gain as “undistributed capital gain.” We will be subject to tax at regular corporate rates on any undistributed capital gain. A U.S. shareholder will include in its income as long-term capital gains its proportionate share of such undistributed capital gain and will be deemed to have paid its proportionate share of the tax paid by us on such undistributed capital gain and receive a credit or a refund to the extent that the tax paid by us exceeds the U.S. shareholder’s tax liability on the undistributed capital gain. A U.S. shareholder will increase the basis in its common shares by the difference between the amount of capital gain included in its income and the amount of tax it is deemed to have paid. A U.S. shareholder that is a corporation will appropriately adjust its earnings and profits for the retained capital gain in accordance with Treasury regulations to be prescribed by the IRS. Our earnings and profits will be adjusted appropriately.

We will classify portions of any designated capital gain dividend or undistributed capital gain as either:

1. a 20% rate gain distribution, which would be taxable to non-corporate U.S. shareholders at a maximum rate of 20%; or

2. an “unrecaptured Section 1250 gain” distribution, which would be taxable to non-corporate U.S. shareholders at a maximum rate of 25%.

We must determine the maximum amounts that we may designate as 20% and 25% rate capital gain dividends by performing the computation required by the Code as if the REIT were an individual whose ordinary income were subject to a marginal tax rate of at least 28%.

Recipients of capital gain dividends from us that are taxed at corporate income tax rates will be taxed at the normal corporate income tax rates on those dividends.

Qualified Dividend Income.    With respect to shareholders who are taxed at the rates applicable to individuals, we may elect to designate a portion of our distributions paid to shareholders as “qualified dividend income.” A portion of a distribution that is properly designated as qualified dividend income is taxable to non-corporate U.S. shareholders as capital gain, provided that the shareholder has held the common shares with respect to which the distribution is made for more than 60 days during the 121-day period beginning on the date that is 60 days before the date on which such common shares become ex-dividend with respect to the relevant distribution. The maximum amount of our distributions eligible to be designated as qualified dividend income for a taxable year is equal to the sum of:

1. the qualified dividend income received by us during such taxable year from regular, non-REIT “C” corporations (including our corporate subsidiaries, other than qualified REIT subsidiaries, and our taxable REIT subsidiaries);

2. the excess of any “undistributed” REIT taxable income recognized during the immediately preceding year over the U.S. federal income tax paid by us with respect to such undistributed REIT taxable income; and

3. the excess of any income recognized during the immediately preceding year attributable to the sale of a built-in-gain asset that was acquired in a carry-over basis transaction from a regular, non-REIT “C” corporation over the U.S. federal income tax paid by us with respect to such built-in gain.

Generally, dividends that we receive will be treated as qualified dividend income for purposes of 1 above if the dividends are received from a domestic corporation (other than a REIT or a regulated investment company) or a “qualified foreign corporation” and specified holding period requirements and other requirements are met. A foreign corporation (other than a “passive foreign investment company”) will be a qualified foreign corporation if it is incorporated in a possession of the United States, the corporation is eligible for benefits of an income tax treaty with the United States that the Secretary of Treasury determines is satisfactory, or the stock of the foreign corporation on which the dividend is paid is readily tradable on an established securities market in the United States. We generally expect that an insignificant portion, if any, of our distributions will consist of qualified dividend income. If we designate any portion of a dividend as qualified dividend income, a U.S. shareholder will receive an IRS Form 1099-DIV indicating the amount that will be taxable to the shareholder as qualified dividend income.

Other Tax Considerations.    Distributions we make and gain arising from the sale or exchange by a U.S. shareholder of our stock will not be treated as passive activity income. As a result, U.S. shareholders generally will not be able to apply any “passive losses” against this income or gain. Distributions we make, to the extent they do not constitute a return of capital, generally will be treated as investment income for purposes of computing the investment interest limitation. A U.S. shareholder may elect, depending on its particular situation, to treat capital gain dividends, capital gains from the disposition of stock and income designated as qualified dividend income as investment income for purposes of the investment interest limitation, in which case the applicable capital gains will be taxed at ordinary income rates. We will notify shareholders regarding the portions of our distributions for each year that constitute ordinary income, return of capital and qualified dividend income. U.S. shareholders may not include in their individual income tax returns any of our net operating losses or capital losses. Our operating or capital losses would be carried over by us for potential offset against future income, subject to applicable limitations.

Sales of Stock.    If a U.S. shareholder sells or otherwise disposes of its stock in a taxable transaction, it will recognize gain or loss for U.S. federal income tax purposes in an amount equal to the difference between the amount of cash and the fair market value of any property received on the sale or other disposition and the holder’s adjusted basis in the stock for tax purposes. This gain or loss will be a capital gain or loss if the stock has been held by the U.S. shareholder as a capital asset. The applicable tax rate will depend on the U.S. shareholder’s holding period in the asset (generally, if an asset has been held for more than one year, such gain or loss will be long-term capital gain or loss) and the U.S. shareholder’s tax bracket. A U.S. shareholder who is an individual or an estate or trust and who has long-term capital gain or loss will be subject to a maximum capital gain rate of 20%. The IRS has the authority to prescribe, but has not yet prescribed, regulations that would apply a capital gain tax rate of 25% (which is generally higher than the long-term capital gain tax rates for noncorporate shareholders) to a portion of capital gain realized by a noncorporate shareholder on the sale of REIT stock that would correspond to the REIT’s “unrecaptured Section 1250 gain.” In general, any loss recognized by a U.S. shareholder upon the sale or other disposition of common shares that have been held for six months or less, after applying the applicable holding period rules, will be treated by such U.S. shareholders as a long-term capital loss, to the extent of distributions received by the U.S. shareholder from us that were required to be treated as long-term capital gains. Shareholders are advised to consult their tax advisors with respect to the capital gain liability.

Reverse Stock Split. Effective July 1, 2010, our reverse stock split resulted in a one for four combination of our common shares. The reverse stock split was a tax-free recapitalization to us and to our U.S. shareholders pursuant to Section 368(a)(1)(E) of the Code. Thus, none of our U.S. shareholders would have recognized gain or loss for federal income tax purposes as a result of exchanging pre-combination common shares for post-combination common shares pursuant to the reverse stock split. The holding period of the post-combination common shares received by a U.S. shareholder pursuant to the reverse stock split includes the holding period of the pre-combination common shares surrendered therefor, provided that the surrendered pre-combination common shares were held as a capital asset on the date of the split. The aggregate tax basis of the post-combination common shares received by a shareholder pursuant to the reverse stock split equals the aggregate tax basis of the pre-combination common shares surrendered therefor.

Net Investment Income Tax.    Certain U.S. shareholders that are individuals, estates and trusts are subject to a nondeductible 3.8% tax on “net investment income,” which includes, among other things, dividends on and gains from the sale or other disposition of stock. Prospective investors should consult with their own tax advisors regarding this legislation.

Foreign Accounts.   Certain payments made after June 30, 2014 (i.e., on or after July 1, 2014) to “foreign financial institutions” in respect of accounts of U.S. shareholders at such financial institutions may be subject to withholding at a rate of 30%. U.S. shareholders should consult their tax advisors regarding the effect, if any, of these withholding provisions on their ownership and disposition of their stock. See “-U.S. Taxation of Non-U.S. Shareholders-Withholding on Payments to Certain Foreign Entities.”

Taxation of Tax-Exempt U.S. Shareholders

Provided that a tax-exempt shareholder, except certain tax-exempt shareholders described below, has not held its common shares as “debt-financed property” within the meaning of the Code and the common shares are not otherwise used in its trade or business, the dividend income from us and gain from the sale of our common shares will not be unrelated business taxable income, or UBTI, to a tax-exempt shareholder. Generally, “debt-financed property” is property, the acquisition or holding of which was financed through a borrowing by the tax-exempt shareholder.

For tax-exempt shareholders that are social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts, or qualified group legal services plans exempt from U.S. federal income taxation under Sections 501(c)(7), (c)(9), (c)(17) or (c)(20) of the Code, respectively, or single parent title-holding corporations exempt under Section 501(c)(2) and whose income is payable to any of the aforementioned tax-exempt organizations, income from an investment in EQC will constitute unrelated business taxable income unless the organization is able to properly claim a deduction for amounts set aside or placed in reserve for certain purposes so as to offset the income generated by its investment in our stock. These prospective investors should consult with their tax advisors concerning these set aside and reserve requirements.

Notwithstanding the above, however, a portion of the dividends paid by a “pension-held REIT” are treated as UBTI if received by any trust which is described in Section 401(a) of the Code, is tax-exempt under Section 501(a) of the Code and holds more than 10%, by value, of the interests in the REIT. A pension-held REIT includes any REIT if:

•
at least one of such trusts holds more than 25%, by value, of the interests in the REIT, or two or more of such trusts, each of which owns more than 10%, by value, of the interests in the REIT, hold in the aggregate more than 50%, by value, of the interests in the REIT; and

•
it would not have qualified as a REIT but for the fact that Section 856(h)(3) of the Code provides that shares owned by such trusts shall be treated, for purposes of the “not closely held” requirement, as owned by the beneficiaries of the trust, rather than by the trust itself.

The percentage of any REIT dividend from a “pension-held REIT” that is treated as UBTI is equal to the ratio of the UBTI earned by the REIT, treating the REIT as if it were a pension trust and therefore subject to tax on UBTI, to the total gross income of the REIT. An exception applies where the percentage is less than 5% for a year, in which case none of the dividends would be treated as UBTI. The provisions requiring pension trusts to treat a portion of REIT distributions as UBTI will not apply if the REIT is able to satisfy the “not closely held requirement” without relying upon the “look-through” exception with respect to pension trusts. As a result of certain limitations on the transfer and ownership of our stock contained in our organizational documents, we do not expect to be classified as a “pension-held REIT,” and accordingly, the tax treatment described above should be inapplicable to our tax-exempt shareholders.

U.S. Taxation of Non-U.S. Shareholders

The following discussion addresses the rules governing U.S. federal income taxation of the ownership and disposition of our common shares by non-U.S. shareholders. These rules are complex, and no attempt is made herein to provide more than a brief summary of such rules. Accordingly, the discussion does not address all aspects of U.S. federal income taxation and does not address state, local or foreign tax consequences that may be relevant to a non-U.S. shareholder in light of its particular circumstances.

If a partnership holds our common shares, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. If you are a partner of a partnership holding our common shares, you should consult your tax advisor regarding the tax consequences of the ownership and disposition of our common shares.

Distributions by EQC.    As described in the discussion below, distributions paid by us with respect to our common shares will be treated for U.S. federal income tax purposes as either:

•	ordinary income dividends;

•	long-term capital gain; or

•	return of capital distributions.

This discussion assumes that our stock will continue to be considered regularly traded on an established securities market located in the U.S. for purposes of the “FIRPTA” provisions described below. If our stock is no longer regularly traded on an established securities market located in the U.S., the tax considerations described below would differ.

Ordinary Income Dividends.    A distribution paid by us to a non-U.S. shareholder will be treated as an ordinary income dividend if the distribution is paid out of our current or accumulated earnings and profits and:

•	the distribution is not attributable to our net capital gain; or

•
the distribution is attributable to the sale of “U.S. real property interests” or “USRPIs” and the non-U.S. shareholder owns 5% or less of our common shares at all times during the one-year period ending on the date of the distribution.

Ordinary dividends that are effectively connected with a U.S. trade or business of the non-U.S. shareholder will be subject to tax on a net basis (that is, after allowance for deductions) at graduated rates in the same manner as U.S. shareholders (including any applicable alternative minimum tax), except that a non-U.S. shareholder that is a corporation also may be subject to a branch profits tax at a rate of 30% (or lower applicable treaty rate).

Generally, we will withhold and remit to the IRS 30% of dividend distributions (including distributions that may later be determined to have been made in excess of current and accumulated earnings and profits) that could not be treated as capital gain distributions with respect to the non-U.S. shareholder (and that are not deemed to be capital gain dividends for purposes of the FIRPTA withholding rules described below) unless:

•	a lower treaty rate applies and the non-U.S. shareholder files an IRS Form W-8BEN or W-8BEN-E, as applicable, evidencing eligibility for that reduced treaty rate with us; or

•	the non-U.S. shareholder files an IRS Form W-8ECI with us claiming that the distribution is income effectively connected with the non-U.S. shareholder’s trade or business.
Return of Capital Distributions.     A distribution in excess of our current and accumulated earnings and profits will be taxable to a non-U.S. shareholder, if at all, as gain from the sale of common shares to the extent that the distribution exceeds the non-U.S. shareholder’s basis in its common shares (and, as a general matter, subject to U.S. federal income tax as described below in the section entitled “-Sale of Common Stock”). A distribution in excess of our current and accumulated earnings and profits will reduce the non-U.S. shareholder’s basis in its common shares and will not be subject to U.S. federal income to the extent it reduces such non-U.S. shareholder’s basis in its common shares.
We may be required to withhold at least 10% of any distribution in excess of our current and accumulated earnings and profits, even if a lower treaty rate applies and the non-U.S. shareholder is not liable for tax on the receipt of that distribution. Moreover, if we cannot determine at the time a distribution is made whether or not the distribution will exceed our current and accumulated earnings and profits, we will withhold on the distribution at a rate not less than that applicable to ordinary income dividends. However, as a general matter, the non-U.S. shareholder may seek a refund of these amounts from the IRS if the non-U.S. shareholder’s U.S. tax liability with respect to the distribution is less than the amount withheld.

Capital Gain Dividends.    A distribution paid by us to a non-U.S. shareholder will be treated as long-term capital gain if the distribution is paid out of our current or accumulated earnings and profits and either:

•	the distribution is attributable to our net capital gain (other than from the sale of USRPIs) and we timely designate the distribution as a capital gain dividend; or

•
the distribution is attributable to our net capital gain from the sale of USRPIs and the non-U.S. shareholder owns more than 5% of our common shares at any time during the one-year period ending on the date of the distribution.

Long-term capital gain that a non-U.S. shareholder is deemed to receive from a capital gain dividend that is not attributable to the sale of USRPIs generally will not be subject to U.S. tax in the hands of the non-U.S. shareholder unless:

•
the non-U.S. shareholder’s investment in our common shares is effectively connected with a U.S. trade or business of the non-U.S. shareholder, in which case the non-U.S. shareholder generally will be subject to the same treatment as U.S. shareholders with respect to any gain, except that a non-U.S. shareholder that is a corporation also may be subject to the branch profits tax at a rate of 30% (or lower applicable treaty rate); or

•
the non-U.S. shareholder is a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and certain other conditions exist, in which case the nonresident alien individual will be subject to a 30% tax on his capital gains.

Under the Foreign Investment in Real Property Tax Act, referred to as “FIRPTA,” distributions that are attributable to gain from the sales by us of USRPIs and paid to a non-U.S. shareholder that owns more than 5% of the value of our common shares at any time during the one-year period ending on the date of the distribution will be subject to U.S. tax as income effectively connected with a U.S. trade or business. The FIRPTA tax will apply to these distributions whether or not the distribution is designated as a capital gain dividend.

Any distribution paid by us that is treated as a capital gain dividend or that could be treated as a capital gain dividend with respect to a particular non-U.S. shareholder that owns more than 5% of the value of our common shares at any time during the one-year period ending on the date of the distribution will be subject to special withholding rules under FIRPTA. We generally will be required to withhold and remit to the IRS 35% (or, to the extent provided in Treasury regulations, 20%) of any distribution that could be treated as a capital gain dividend with respect to the non-U.S. shareholder, whether or not the distribution is attributable to the sale by us of USRPIs. The amount withheld is creditable against the non-U.S. shareholder’s U.S. federal income tax liability, and any amount in excess of that liability is generally refundable when the non-U.S. shareholder properly and timely files a tax return with the IRS.

Undistributed Capital Gain.    Although the law is not entirely clear on the matter, it appears that amounts designated by us as undistributed capital gains in respect of our stock held by non-U.S. shareholders generally should be treated in the same manner as actual distributions by us of capital gain dividends. Under that approach, the non-U.S. shareholder would be able to offset as a credit against its U.S. federal income tax liability resulting therefrom its proportionate share of the tax paid by us on the undistributed capital gains treated as long-term capital gain to the non-U.S. shareholder, and generally to receive from the IRS a refund to the extent its proportionate share of the tax paid by us were to exceed the non-U.S. shareholder’s actual U.S. federal income tax liability on such long-term capital gain. If we were to designate any portion of our net capital gain as undistributed capital gain, a non-U.S. shareholder should consult its tax advisor regarding the taxation of such undistributed capital gain.
Sale of Common Stock.    Gain recognized by a non-U.S. shareholder upon the sale or exchange of our common shares generally would not be subject to U.S. taxation unless:
1. the investment in our common shares is effectively connected with the non-U.S. shareholder’s United States trade or business, in which case the non-U.S. shareholder will be subject to the same treatment as domestic shareholders with respect to any gain, except that a non-U.S. shareholder that is a corporation also may be subject to a branch profits tax at a rate of 30% (or lower applicable treaty rate);

2. the non-U.S. shareholder is a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and certain other conditions exist, in which case the nonresident alien individual will be subject to a 30% tax on the individual’s net capital gains from United States sources for the taxable year; or

3. our common shares constitute a USRPI within the meaning of FIRPTA, as described below.

Our common shares will not constitute a USRPI if we are a domestically controlled REIT. We will be a domestically controlled REIT if, at all times during a specified testing period, less than 50% in value of our common shares is held directly or indirectly by non-U.S. shareholders.

We believe that we will be a domestically controlled REIT and, therefore, that the sale of our common shares by a non-U.S. shareholder would not be subject to taxation under FIRPTA. Because our stock is publicly traded, however, we cannot guarantee that we are or will continue to be a domestically controlled REIT.

Even if we do not qualify as a domestically controlled REIT at the time a non-U.S. shareholder sells our common shares, gain arising from the sale still would not be subject to FIRPTA tax if:

1. the class or series of stock sold is considered regularly traded under applicable Treasury regulations on an established securities market, such as the New York Stock Exchange; and

2. the selling non-U.S. shareholder owned, actually or constructively, 5% or less in value of the outstanding class or series of stock being sold throughout the shorter of the period during which the non-U.S. shareholders held such class or series of stock or the five-year period ending on the date of the sale or exchange.

Specific wash sale rules applicable to sales of stock in a domestically-controlled REIT could result in gain recognition, taxable under FIRPTA, upon the sale of our common shares even if we are a domestically-controlled qualified investment entity. These rules would apply if a non-U.S. shareholder (1) disposes of our common shares within a 30-day period preceding the ex-dividend date of a distribution, any portion of which, but for the disposition, would have been taxable to such non-U.S. shareholder as gain from the sale or exchange of a USRPI, (2) acquires, or enters into a contract or option to acquire, other common shares during the 61-day period that begins 30 days prior to such ex-dividend date, and (3) if our common shares are “regularly traded” on an established securities market in the United States, such non-U.S. shareholder has owned more than 5% of our outstanding common shares at any time during the one-year period ending on the date of such distribution.

If gain on the sale or exchange of our common shares by a non-U.S. shareholder were subject to taxation under FIRPTA, the non-U.S. shareholder generally would be subject to regular U.S. federal income tax with respect to any gain on a net basis in the same manner as a taxable U.S. shareholder, subject to any applicable alternative minimum tax and special alternative minimum tax in the case of nonresident alien individuals. In addition, the transferee of such stock may, in certain circumstances, be required to withhold at least 10% of the proceeds of any such sale or exchange. The amount withheld is creditable against the non-U.S. shareholder’s U.S. federal income tax liability, and any amount in excess of that liability is generally refundable when the non-U.S. shareholder properly and timely files a tax return with the IRS.

Reverse Stock Split. Effective July 1, 2010, our reverse stock split resulted in a one for four combination of our common shares. The reverse stock split was a tax-free recapitalization to us pursuant to Section 368(a)(1)(E) of the Code. Provided that we were at the time of the reverse stock split a domestically controlled REIT, as discussed above, or alternatively that our common shares at the time of the reverse stock split were "regularly traded" and a non-U.S. shareholder at all times during the preceding five years owned 5% or less by value of our common shares, each as discussed above, then the reverse stock split was also a tax-free recapitalization to the non-U.S. shareholder pursuant to Section 368(a)(1)(E) of the Code. In that event, the non-U.S. shareholder would not have recognized gain or loss for federal income tax purposes as a result of exchanging pre-combination common shares for post-combination common shares pursuant to the reverse stock split; the holding period of the post-combination common shares received by a non-U.S. shareholder pursuant to the reverse stock split would include the holding period of the pre-combination common shares surrendered therefor, provided that the surrendered pre-combination common shares were held as a capital asset on the date of the split; and, the aggregate tax basis of the post-combination common shares received by a non-U.S. shareholder pursuant to the reverse stock split would equal the aggregate tax basis of the pre-combination common shares surrendered therefor. However, at the time of the reverse stock split, if we were not a domestically controlled REIT and if either our common shares were not "regularly traded" or a non-U.S. shareholder exceeded the above 5% ownership limitation, then the non-U.S. shareholder may have been required to file a United States federal income tax return for the taxable year of the reverse stock split in order to avoid recognition of gain on the reverse stock split.

Withholding on Payments to Certain Foreign Entities. The Foreign Account Tax Compliance Act (“FATCA”), which was enacted in 2010, imposes a 30% withholding tax on certain types of payments made to “foreign financial institutions” and certain other non-U.S. entities unless certain due diligence, reporting, withholding, and certification requirements are satisfied.

The U.S. Treasury Department and the IRS have issued final regulations under FATCA. As a general matter, FATCA imposes a 30% withholding tax on dividends on, and gross proceeds from the sale or other disposition of, our stock if paid to a foreign entity unless either (i) the foreign entity is a “foreign financial institution” that undertakes certain due diligence, reporting, withholding, and certification obligations, (ii) the foreign entity is not a “foreign financial institution” and identifies certain of its U.S. investors, or (iii) the foreign entity otherwise is excepted under FATCA. Under delayed effective dates provided for in the final regulations and subsequent guidance, the required withholding began on July 1, 2014 with respect to dividends on our stock, and will begin on January 1, 2017 with respect to gross proceeds from a sale or other disposition of our stock.

If withholding is required under FATCA on a payment related to our stock, investors that otherwise would not be subject to withholding (or that otherwise would be entitled to a reduced rate of withholding) generally will be required to seek a refund or credit from the IRS to obtain the benefit of such exemption or reduction (provided that such benefit is available). Prospective investors should consult their tax advisors regarding the effect of FATCA in their particular circumstances.

Information Reporting and Backup Withholding Tax Applicable to Shareholders

U.S. Shareholders.    In general, information-reporting requirements will apply to payments of distributions on our common shares and payments of the proceeds of the sale of our common shares to some U.S. shareholders, unless an exception applies. Further, the payer will be required to withhold backup withholding tax on such payments (at the rate of 28%) if:

1. the payee fails to furnish a taxpayer identification number, or TIN, to the payer or to establish an exemption from backup withholding;

2. the IRS notifies the payer that the TIN furnished by the payee is incorrect;

3. there has been a notified payee under-reporting with respect to interest, dividends or original issue discount described in Section 3406(c) of the Code; or

4. there has been a failure of the payee to certify under the penalty of perjury that the payee is not subject to backup withholding under the Code.

Some shareholders, including corporations, may be exempt from backup withholding. Any amounts that we withhold under the backup withholding rules may be refunded or credited against the U.S. shareholder’s U.S. federal income tax liability if certain required information is timely furnished to the IRS.

Non-U.S. Shareholders.    Generally, information reporting will apply to payments of distributions on our common shares, and backup withholding described above for a U.S. shareholder will apply, unless the payee certifies that it is not a U.S. person or otherwise establishes an exemption.

Generally, non-U.S. shareholders can document their status (and thereby generally avoid backup withholding) by providing a proper IRS withholding certificate (such as the IRS Form W-8BEN). In the absence of a proper withholding certificate, applicable Treasury regulations provide presumptions regarding the status of holders of our common shares when payments to the holders cannot be reliably associated with appropriate documentation provided to the payor. If a non-U.S. shareholder fails to comply with the information reporting requirement, payments to such person may be subject to the full withholding tax even if such person might have been eligible for a reduced rate of withholding or no withholding under applicable income tax treaty. Any payment subject to a withholding tax will not be again subject to any backup withholding. Because the application of these Treasury regulations varies depending on the holder’s particular circumstances, you are advised to consult your tax advisor regarding the information reporting requirements applicable to you.

Backup withholding is not an additional tax. Any amounts that we withhold under the backup withholding rules may be refunded or credited against the non-U.S. shareholder’s U.S. federal income tax liability if certain required information is timely furnished to the IRS. Non-U.S. shareholders should consult with their tax advisors regarding application of backup withholding in their particular circumstances and the availability of and procedure for obtaining an exemption from backup withholding under current Treasury regulations.

Other Tax Consequences for EQC and Our Shareholders

We may be required to pay tax in various state or local jurisdictions, including those in which we transact business, and our shareholders may be required to pay tax in various state or local jurisdictions, including those in which they reside. Our state and local tax treatment may not conform to the U.S. federal income tax consequences discussed above. In addition, a shareholder’s state and local tax treatment may not conform to the U.S. federal income tax consequences discussed above. Consequently, prospective investors should consult with their tax advisors regarding the effect of state and local tax laws on an investment in our common shares.

A portion of our income is earned through our taxable REIT subsidiaries. The taxable REIT subsidiaries are subject to U.S. federal, state and local income tax at the full applicable corporate rates. In addition, a taxable REIT subsidiary will be limited in its ability to deduct interest payments in excess of a certain amount made directly or indirectly to us. To the extent that our company taxable REIT subsidiaries and we are required to pay U.S. federal, state or local taxes, we will have less cash available for distribution to shareholders.
Legislative or Other Actions Affecting REITs
The U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time. The REIT rules are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, which may result in statutory changes as well as revisions to regulations and interpretations. Changes to the U.S. federal tax laws and interpretations thereof could adversely affect an investment in our securities.

Tax Shelter Reporting

If a holder recognizes a loss as a result of a transaction with respect to our stock of at least (i) for a holder that is an individual, S corporation, trust or a partnership with at least one noncorporate partner, $2 million or more in a single taxable year or $4 million or more in a combination of taxable years, or (ii) for a holder that is either a corporation or a partnership with only corporate partners, $10 million or more in a single taxable year or $20 million or more in a combination of taxable years, such holder may be required to file a disclosure statement with the IRS on Form 8886. Direct shareholders of portfolio securities are in many cases exempt from this reporting requirement, but shareholders of a REIT currently are not excepted. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. Shareholders should consult their tax advisors to determine the applicability of these regulations in light of their individual circumstances.

RISK FACTORS
Item 1A.    Risk Factors.
Our business faces many risks. The risks described below may not be the only risks we face but are the risks we know of that we believe may be material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could suffer and the trading price of our securities could decline. Investors and prospective investors should consider the following risks and the information contained under the heading "Forward Looking Statements" before deciding whether to invest in our securities.
Risks Related to Our Business
We may not be successful in repositioning our portfolio, which may reduce the size of our business and negatively affect our financial condition or results of operations.

On October 1, 2014, we completed the transition from external management by RMR to internal management. Subsequent to the transition, we have undertaken a comprehensive review of our portfolio and operations and have developed a new business strategy that focuses on reshaping our portfolio. We anticipate that this will consist of significant dispositions. The ability of our new management team to implement our new business strategy depends substantially on identifying and completing dispositions at favorable prices and successfully deploying the capital received from dispositions. We expect to reinvest capital received from dispositions we complete, but cannot provide any assurances that we will be successful. In addition, it may take a long period of time before we are able to reposition our portfolio. We cannot assure you that our new management team will be successful in executing our new business strategy and operating our company now that we have revised our goals and transitioned to internal management. If our new management team is not successful in executing our business strategy, the size of our business may be reduced and our financial condition and results of operations may be materially and adversely affected.

Our transition to CBRE for property management may have a negative effect on our financial condition and results of operations.

In connection with our transition from external management to internal management, we engaged CBRE to provide property management services. Our reliance upon CBRE and the coordination required between us could disrupt our operations and have a negative effect on our financial condition and results of operations.

We are currently dependent upon economic conditions in our two core business segments, CBD properties and suburban properties, and adverse economic or regulatory developments in these markets could materially and adversely affect our results of operations.
For the quarter ended December 31, 2014, we received approximately 64.1% of our total revenues from properties classified in our CBD segment and approximately 35.9% of our total revenues from properties classified in our suburban segment. As a result, our business is dependent upon the economic and regulatory environment (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation). Such adverse developments could materially reduce the value of our real estate portfolio and our rental revenues, and thus materially and adversely affect our ability to service current debt and to pay distributions to shareholders. If economic conditions in the CBD and suburban markets worsen or fail to grow at a sufficient pace, we may experience reduced demand from tenants for our properties. A significant economic downturn in one or both of these business segments could adversely affect our results of operations.
Our disposition strategy may result in expenses and reputational harm.
An element of our current business plan involves the disposition of a significant number of our properties. We cannot be assured that we will be able to find attractive sale opportunities or that any sale will be completed in a timely manner, if at all. Our ability to sell certain of our properties, and the prices we receive upon a sale, may be affected by many factors, and we may be unable to execute our sales strategy. In particular, these factors could arise from weakness in or the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, the number of prospective purchasers, increase in the cost of or lack of availability of debt, the number of competing properties on the market, a decline in current local, national or international economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. For these reasons, we may be unable to sell certain of our properties for an extended period of time or at all, and our business plan to sell certain of our properties may not succeed and we may incur expenses and reputational harm.

Future impairment charges could have a material adverse effect on our results of operations in the period for which the charge occurs.

In connection with the internalization of management, we developed a disposition plan in the fourth quarter of 2014. Through this plan, we expect to dispose of many of our assets in the coming years. Pursuant to our accounting policy, we evaluated the recoverability of the carrying values of each of the real estate assets that comprised our portfolio and determined that due to the shortening of the expected periods of ownership, as a result of the disposition plan, that it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio to their estimated fair values.  As a result, we recorded a loss on asset impairment for 34 properties of $167.1 million in 2014, to reflect the estimated fair values of those real estate assets in our portfolio that failed the recoverability test because the net book values exceeded their fair values.  We reduced the aggregate carrying value of these properties from $581.7 million to their estimated fair value of $414.6 million.
In undertaking our portfolio reviews, we comprehensively review our portfolio to evaluate whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may not be recoverable. Through the evaluation, we compare the current carrying value of the asset to the estimated undiscounted cash flows that are directly associated with the use and ultimate disposition of the asset. Our estimated cash flows are based on several key assumptions, including rental rates, costs of tenant improvements, leasing commissions, anticipated hold periods, and assumptions regarding the residual value upon disposition, including the exit capitalization rate. These key assumptions are subjective in nature and could differ materially from actual results. Additionally, changes in our disposition strategy, such as our recently announced intention to dispose of a significant portion of our assets, or changes in the marketplace may alter the hold period of an asset or asset group, which may result in an impairment loss and such loss could be material to the Company's financial condition or operating performance. To the extent that the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over fair value. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.
The fair value of real estate assets is highly subjective and is determined through comparable sales information and other market data if available, or through use of an income approach such as the direct capitalization method or the traditional discounted cash flow approach. Such cash flow projections consider factors, including expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors, and therefore are subject to a significant degree of management judgment. In estimating the fair value of undeveloped land, we generally use market data and comparable sales information. These subjective assessments have a direct impact on our net income because recording an impairment charge results in an immediate negative adjustment to net income. Thus, our results of operations may be significantly affected by the subjective judgments of our management team as to the fair value of our properties.
If global market and economic conditions worsen or do not fully recover, our business, financial condition and results of operations could be adversely affected.

In the United States, market and economic conditions continue to be challenging with modest growth. Although the U.S. economy has emerged from the recent recession and economic data reflects a stabilization of the economy and credit markets, the cost and availability of credit and the commercial real estate market generally may be adversely affected by persistent high levels of unemployment, insufficient consumer demand or confidence, the impacts of changes in the U.S. federal budgetary process, changes in regulatory environments and other macro-economic factors. If current economic conditions deteriorate, business layoffs, downsizing, industry slowdowns and other similar factors that affect our tenants could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio. Additionally, deteriorating economic conditions could have an impact on our lenders or tenants, causing them to fail to meet their obligations to us. No assurances can be given that the current economic conditions will continue to improve, and if the economic recovery slows or stalls, our ability to lease our properties and increase or maintain rental rates may be effected, which would have a material adverse effect on our business, financial condition and results of operations.
We may be unable to access the capital necessary to repay our debts, invest in our properties or fund acquisitions, which would adversely affect our results of operations, share value or our ability to make distributions.
To retain our status as a REIT, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements to which REITs are subject. Accordingly, we may not be able to retain sufficient cash from operations to repay debts, invest in our properties or fund acquisitions. Our business and growth strategies depend, in part, upon our ability to raise additional capital at reasonable costs to repay our debts, invest in our properties and fund acquisitions. Because of the volatility in the availability of capital to businesses on a global basis and the increased volatility in most debt and equity markets generally, our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions. If we are unable to raise reasonably priced capital, our business and growth strategies may fail, which would adversely affect our results of operations, the market value of our shares or our ability to make distributions.
Significant competition for tenants and acquisition opportunities may reduce rents and increase acquisition costs which could materially and adversely affect our company.
Substantially all of our properties face competition for tenants. Some competing properties may be newer, better located or more attractive to tenants. Competing owners may offer available space at lower rents than we offer at our properties. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge.
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
When we renew leases or lease to new tenants we may receive less rent than we currently receive. Market conditions may require us to lower our rents to retain tenants. When we lease to new tenants or renew leases we may have to spend substantial amounts for leasing commissions, tenant improvements or tenant inducements. Many of our leases are for properties that are specially suited to the particular business of our tenants. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant. In general, tenants have been seeking to increase their space utilization under their leases, including reducing the amount of square footage per employee at leased properties, which may reduce the demand for leased space. If a significant number of such events occur, our income and cash flow may materially decline and our ability to make regular distributions to our shareholders may be jeopardized.

We have substantial debt obligations which could materially and adversely affect our cost of operations.
As of December 31, 2014, we had $2.2 billion in debt outstanding, which was 38.3% of our total book capitalization. As a result, we are and expect to be subject to the risks normally associated with debt financing including:

•	that interest rates may rise;

•	that our cash flow will be insufficient to make required payments of principal and interest;

•	that we will be unable to refinance some or all of our debt;

•	that any refinancing will not be on terms as favorable as those of our existing debt;

•	that required payments on mortgages and on our other debt are not reduced if the economic performance of any property declines;

•	that debt service obligations will reduce funds available for distribution to our shareholders;

•	that any default on our debt, due to noncompliance with financial covenants or otherwise, could result in acceleration of those obligations;

•	that we may be unable to refinance or repay the debt as it becomes due, and

•	that if our degree of leverage is viewed unfavorably by lenders or potential joint venture partners, it could affect our ability to obtain additional financing.
If we default in paying any of our debts or honoring our debt covenants, it may create one or more cross defaults, our debts may be accelerated and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process. Additionally, we may not be able to refinance or repay debt as it becomes due which may force us to refinance or to incur additional indebtedness at higher rates and additional cost or, in the extreme case, to sell assets or seek protection from our creditors under applicable law.

A lack of any limitation on our debt could result in our becoming more highly leveraged.

Our governing documents do not limit the amount of indebtedness we may incur. Furthermore, our note indenture and revolving credit facility and term loan agreements permit us and our subsidiaries to incur additional debt, including secured debt. Accordingly, our Board of Trustees may incur additional debt and would do so, for example, if it were necessary to maintain our status as a REIT. We might become more highly leveraged as a result, and our financial condition, results of operations and cash available for distribution to shareholders might be negatively affected, and the risk of default on our indebtedness could increase.
Our failure or inability to meet certain terms of our revolving credit facility or term loan agreements may prevent us from making distributions to our shareholders.
Our revolving credit facility agreement includes various conditions to borrowings and our revolving credit facility and term loan agreements include various financial and other covenants, including covenants requiring us to maintain certain minimum debt service coverage and maximum leverage ratios, and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including matters which are beyond our control. If we are unable to borrow under our revolving credit facility, we may be unable to meet our business obligations or to grow by buying additional properties, or we may be required to sell some of our properties. If we default under our revolving credit facility or term loan agreement, the lenders may demand immediate payment and lenders under our revolving credit facility may elect not to make further borrowings available. Additionally, during the continuance of any event of default under our revolving credit facility or term loan agreement, we will be limited or in some cases prohibited from making distributions on our shares. Any default under our revolving credit facility or term loan agreements would likely have serious and adverse consequences to us and would likely cause the market price of our shares to materially decline.
In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional indebtedness may be more restrictive than the covenants and conditions contained in our current revolving credit facility and term loan agreements.
Increasing interest rates may adversely affect the value of an investment in our shares.
Interest rates remain below historical long term averages. An increase in interest rates may adversely affect us and the value of an investment in our shares, including in the following ways:

•
Amounts outstanding under our revolving credit facility agreement and term loan agreement bear interest at variable interest rates. When interest rates increase, so will our interest costs, which could adversely affect our cash flow, ability to pay principal and interest on debt, cost of refinancing debt when it becomes due and ability to make or sustain distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot assure that the hedge will be effective or that our hedging counterparty will meet its obligations to us.

•
An increase in interest rates could decrease the amount buyers may be willing to pay for our properties, thereby reducing the market value of our properties and limiting our ability to sell properties or to obtain mortgage financing secured by our properties. Increased interest rates may increase the cost of financing properties we acquire to the extent we utilize leverage for those acquisitions and may result in a reduction in our acquisitions to the extent we reduce the amount we offer to pay for properties, due to the effect of increased interest rates, to a price that sellers may not accept.

We may encounter unanticipated difficulties relating to acquisitions, which could undermine the business plan to acquire additional properties.
An element of our business plan involves the acquisition of additional properties as we are presented with attractive opportunities. We are likely to face competition for acquisition opportunities from other investors and this competition may adversely affect our ability to carry out our business strategy. We cannot be assured that we will be able to consummate attractive acquisition opportunities or that acquisitions we make will be successful.
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
We are a party to various legal proceedings, which could adversely affect our financial results and/or distract our Board of Trustees and management.
As noted below in Item 3 "Legal Proceedings," we, along with certain of our former officers and former Trustees, have been named as defendants in a number of complaints seeking monetary damages and declaratory and injunctive relief. Additional claims may be filed against us in connection with any action we may or may not take, including any equity or debt financing we may undertake, any sales of our assets, past and future amendments to our bylaws, our former Trustees' response to actions by our shareholders or others and other actions by our former Trustees or by us. The results of litigation are difficult to predict and we can provide no assurance that our legal conclusions or positions will be upheld. Moreover, claims of this nature present a risk of protracted litigation, incurrence of significant attorneys' fees, costs and expenses, and diversion of management's attention from the operation of our business. In addition, we have agreed to indemnify our present or former Trustees or officers who are made or threatened to be made parties to a legal proceeding by reason of their service in that capacity, which may be costly. Adverse rulings in the legal proceedings noted in Item 3 "Legal Proceedings," or other legal proceedings, could have a material adverse effect on our financial results and condition and cause substantial reputational harm and/or a decline in the market price of our shares.
We could incur significant costs and liabilities with respect to environmental matters.
Under various federal, state and local laws and regulations, as the current or former owners or operators of real estate, we may be liable for costs and damages resulting from the presence or release of hazardous substances, including waste or petroleum products, at, on, in, under or from such property, including costs for investigation, removal or remediation of such contamination and for natural resource damages arising from such contamination. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. In addition, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability for costs of remediation and/or personal or property damage, adversely affect our ability to lease, sell or rent such property, or adversely affect our ability to borrow using such property as collateral. Environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. If contamination is discovered on our properties, environmental laws also may impose restrictions on the manner in which those properties may be used or businesses may be operated, and these restrictions may require significant expenditures. We also may be liable for the costs of removal or remediation of hazardous substances or waste at disposal or treatment facilities if we arranged for disposal or treatment of hazardous substances at such facilities, whether or not we own or operate such facility.

Some of our properties have been or may be impacted by releases of hazardous substances or petroleum products. Such contamination may arise from a variety of sources, including historic uses of our properties for commercial or industrial purposes, spills of such materials at adjacent properties, or releases from tanks used on our properties to store petroleum or hazardous substances. In addition, certain of our properties are on sites upon which or are adjacent to or near other properties upon which others, including former owners or tenants, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.
We, our tenants, and our properties are subject to various federal, state and local regulatory requirements related to environmental, health and safety matters, such as environmental laws, state and local fire and safety requirements, building codes and land use regulations. Failure to comply with these requirements could subject us or our tenants to governmental fines or private litigant damage awards. In addition, compliance with these requirements, including new requirements or stricter interpretation of existing requirements, may require us or our tenants to incur significant expenditures. We do not know whether existing requirements will change or whether future requirements, including any requirements that may emerge from pending or future climate change laws or regulations, will develop. Environmental noncompliance liability also could impact a tenant’s ability to make rental payments to us, and our reputation could be negatively affected if we or our tenant’s violate environmental laws or regulations.

Buildings and other structures on properties that we currently or formerly own or operate or those we acquire or operate in the future contain, may contain, or may have contained, asbestos-containing material (or ACM). Environmental, health and safety laws require that ACM be properly managed and maintained, and include requirements to undertake special precautions, such as removal or abatement, if ACM would be disturbed during maintenance, renovation, or demolition of a building, potentially resulting in substantial costs. Moreover, laws regarding ACM may impose fines and penalties on owners, employers and operators, and we may be subject to liability for releases of ACM into the air and third parties may seek recovery from owners or operators of real property for personal injury associated with ACM.
When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues also can stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. The presence of mold or other airborne contaminants in our buildings could expose us to costs and liabilities to address these issues, including from third parties if property damage or personal injury occurs.
We may be adversely affected by laws, regulations or other issues related to climate change.

If we become subject to laws or regulations related to climate change, our business, results of operations and financial condition could be impacted adversely. The federal government has enacted, and some of the states and localities in which we operate may enact certain climate change laws and regulations or have begun regulating carbon footprints and greenhouse gas emissions. Although these laws and regulations have not had any known material adverse effects on our business to date, they could result in substantial costs, including compliance costs, increased energy costs, retrofit costs and construction costs, including monitoring and reporting costs, and capital expenditures for environmental control facilities and other new equipment. Furthermore, our reputation could be negatively affected if we violate climate change laws or regulations. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our business, results of operations and financial condition. Lastly, the potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely affect our business, financial condition and results of operations. For more information regarding climate change matters and their possible adverse impact on us, please see "Management's Discussion and Analysis—Impact of Climate Change" in Part II, Item 7 of this Annual Report on Form 10-K.
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
Risks Related to the Real Estate Industry
Real estate ownership creates risks and liabilities that threaten our revenues.
Our economic performance and the value of our real estate assets, and consequently the value of our securities, are subject to risks inherently associated with real estate ownership, including:

•	changes in supply of or demand for our properties or customers for such properties in areas in which we own buildings;

•	the illiquid nature of real estate markets, which limits our ability to sell our assets rapidly or to respond to changing market conditions;

•	the subjectivity of real estate valuations and changes in such valuations over time;

•	property and casualty losses;

•	the ongoing need for property maintenance and repair, and the need to make expenditures due to changes in governmental regulations, including the Americans with Disabilities Act;

•	the inability of tenants to pay rent;

•
competition from the development of new properties in the markets in which we own property and the quality of such competition, such as the attractiveness of our properties as compared to our competitors' properties based on considerations such as convenience of location, rental rates, amenities and safety record;

•	civil unrest, acts of war, acts of God, including earthquakes, hurricanes and other natural disasters (which may result in uninsured losses), and other factors beyond our control;

•	legislative and regulatory developments that may occur at the federal, state and local levels that have direct or indirect impact on the ownership, leasing and operation of our properties; and

•	litigation incidental to our business.

If any of the foregoing events occur, our properties may not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, and our cash flow and ability to pay distributions to our shareholders will be adversely affected.

Potential losses may not be covered by insurance exposing us to potential risk of loss.

We do not carry insurance for generally uninsurable losses such as loss from riots, war or acts of God, and, in some cases, flooding. Some of our policies, such as those covering losses due to terrorism, hurricanes, earthquakes and floods, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover all losses. If we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical or undesirable to use insurance proceeds to replace a property after it has been damaged or destroyed. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

Insurance coverage on our properties may be expensive or difficult to obtain, exposing us to potential risk of loss.

In the future, we may be unable to renew or duplicate our current insurance coverage at adequate levels or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts, environmental liabilities, or other catastrophic events including hurricanes and floods, or, if offered, the expense of obtaining these types of insurance may not be justified. We therefore may cease to have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available. If an uninsured loss or a loss in excess of our insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property after a covered period of time, but still remain obligated for any mortgage debt or other financial obligations related to the property. We cannot guarantee that material losses in excess of insurance proceeds will not occur in the future. If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Events such as these could adversely affect our results of operations and our ability to meet our obligations.

Actual or threatened terrorist attacks may adversely affect our ability to generate revenues and the value of our properties.

We have significant investments in large metropolitan markets that have been or may be in the future the targets of actual or threatened terrorism attacks. As a result, some tenants in these markets may choose to relocate their businesses to other markets or to lower-profile office buildings within these markets that may be perceived to be less likely targets of future terrorist activity. This could result in an overall decrease in the demand for office space in these markets generally or in our properties in particular, which could increase vacancies in our properties or necessitate that we lease our properties on less favorable terms or both. In addition, future terrorist attacks in these markets could directly or indirectly damage our properties, both physically and financially, or cause losses that materially exceed our insurance coverage. As a result of the foregoing, our ability to generate revenues and the value of our properties could decline materially.
Changes in accounting pronouncements may materially and adversely affect our tenants’ credit quality and our ability to secure long-term leases and renewal options.
Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Uncertainties posed by various initiatives of accounting standard-setting by the Financial Accounting Standards Board and the Securities and Exchange Commission, which create and interpret applicable accounting standards for U.S. companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in potentially material restatements of prior period financial statements. Similarly, these changes could have a material impact on our tenants’ reported financial condition or results of operations or could affect our tenants’ preferences regarding leasing real estate.
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
Risks Related to Our Securities
We cannot assure that we will make distributions to our shareholders, and distributions we may make may include a return of capital.

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

Changes in market conditions could adversely affect the market price of our common stock.

As with other publicly traded equity securities, the value of our common shares depends on various market conditions that may change from time-to-time. Among the market conditions that may affect the value of our common shares are the following:

•	the extent of investor interest in our securities;

•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our underlying asset value;

•	national economic conditions;

•	changes in tax laws;

•	our financial performance;

•	changes in our credit ratings; and

•	general stock and bond market conditions.
The market value of our common shares is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and cash dividends. Consequently, our common shares may trade at prices that are greater or less than our net asset value per share of common shares. If our future earnings or cash dividends are less than expected, it is likely that the market price of our common shares will diminish.
Any notes we may issue will be effectively subordinated to the debts of our subsidiaries and our secured debt.
We conduct substantially all of our business through, and substantially all of our properties are owned by, our subsidiaries. Consequently, our ability to pay debt service on our outstanding notes and any notes we issue in the future will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and have their own liabilities. Payments due on our outstanding notes, and any notes we may issue, are, or will be, effectively subordinated to liabilities of our subsidiaries, including guaranty liabilities. Most of our subsidiaries have guaranteed our revolving credit facility and term loan but none of our subsidiaries guaranty our outstanding notes. In addition, as of December 31, 2014, our subsidiaries had $609.2 million of debt. Our outstanding notes are, and any notes we may issue will be, effectively subordinated to any secured debt with regard to our assets pledged to secure those debts.
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
The number of our common shares available for future issuance or sale could adversely affect the per share trading price of our common shares and may be dilutive to current shareholders.

Our declaration of trust authorizes our Board of Trustees to, among other things, issue additional shares of capital stock without stockholder approval. We cannot predict whether future issuances or sales of our common shares or the availability of shares for resale in the open market will decrease the per share trading price per share of our common shares. The issuance of substantial numbers of our common shares in the public market, or upon conversion of our Series D preferred shares, or the perception that such issuances might occur, could adversely affect the per share trading price of our common shares. In addition, we may issue our common shares or restricted share units under the Equity Commonwealth 2012 Equity Compensation Plan. Any such future issuances of our common shares may be dilutive to existing shareholders.
Rating agency downgrades or rising interest rates may increase our cost of capital.
Our senior notes and our preferred shares are rated by two rating agencies. These rating agencies may elect to downgrade their ratings on our senior notes and our preferred shares at any time. Such downgrades may negatively affect our access to the capital markets and increase our cost of capital, including the interest rate and fees payable under our revolving credit facility and term loan agreements. In addition, rising interest rates may adversely impact our ability to access the capital markets.
Conversion of our series D preferred shares may dilute the ownership interests of existing shareholders.
The conversion of some or all of our series D preferred shares will dilute the ownership interests of existing shareholders. Any sales in the public market of the common shares issuable upon such conversion could adversely affect prevailing market prices of our common shares. In addition, the existence of the series D preferred shares may encourage short selling by market participants because the conversion of the series D preferred shares could depress the price of our common shares or for other reasons.
Risks Related to Investing in Foreign Countries
In doing business in other countries, we are subject to social, political and economic risks that threaten economic losses.
We have conducted a portion of our business in Australia since our acquisition in October 2010 of CWH Australia Trust, an Australian listed property trust, and, as of December 31, 2014, we owned 11 properties (11 buildings) with approximately 1.8 million square feet in various locations in Australia. Circumstances and developments related to these international operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

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
If we are unable to successfully manage the risks associated with our foreign business, our non-U.S. investments could produce losses which could materially and adversely affect us.
The depreciation in the value of the foreign currency in countries where we have a significant investment may materially and adversely affect our results of operations and financial condition.
As of December 31, 2014, approximately 4.4% of our total assets were invested in Australian dollars, and we do not currently borrow in Australian dollars or enter currency derivative contracts to mitigate any foreign currency risk. As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between the Australian and U.S. dollars. More specifically, a significant change in the value of the Australian dollar may have an adverse effect on our results of operations and financial condition. We may try to mitigate this foreign currency risk by borrowing under debt agreements denominated in Australian dollars and, on occasion and when deemed appropriate, using derivative contracts. However, we have no present intention to do so, and if we engage in such mitigation strategies, there can be no assurance that those attempts to mitigate foreign currency risk would be successful.
Risks Related to Our Organization and Structure
Ownership limitations and certain provisions in our declaration of trust and bylaws, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.
Our declaration of trust and bylaws prohibit any shareholder other than certain persons who have been exempted by our Board of Trustees from owning (directly and by attribution) more than 9.8% of the number or value of shares of any class or series of our outstanding shares of beneficial interest, including our common shares. These provisions are intended to assist with our REIT compliance under the Code and otherwise promote our orderly governance. However, these provisions also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in our control or unsolicited acquisition proposals that a shareholder may consider favorable.

Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to: the authority of our Board of Trustees, and not our shareholders, to adopt, amend and repeal our bylaws and to fill most vacancies on our Board of Trustees; the fact that only the Chairman of the Board of Trustees, our Chief Executive Officer, our President, a majority of our Trustees or the holders of 10% of our common shares may call a special meeting of shareholders; and advance notice requirements for shareholder proposals.
Furthermore, our Board of Trustees has the authority to create and issue new classes or series of shares (including shares with voting rights and other rights and privileges that may deter a change in control) and issue additional common shares. The authorization and issuance of a new class of capital stock or additional common shares could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our shareholders' best interests.
Certain provisions of Maryland law could inhibit changes in control.
Certain provisions of Maryland law may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
“business combination moratorium/fair price” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter imposes stringent fair price and super-majority shareholder voting requirements on these combinations; and

•
“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares” from a party other than the issuer) have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two thirds of all the votes entitled to be cast on the matter, excluding all interested shares, and are subject to redemption in certain circumstances.

We have opted out of these provisions of Maryland law. However, our Board of Trustees may opt to make these provisions applicable to us at any time without obtaining shareholder approval.
Our recourse against Trustees and officers may be limited by the limited rights granted to our shareholders in our declaration of trust.
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
Our declaration of trust and bylaws require us to indemnify any present or former Trustee or officer, to the maximum extent permitted by Maryland law, who is made or threatened to be made a party to a proceeding by reason of his or her service in that capacity. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Trustees and officers than might otherwise exist absent the provisions in our declaration of trust and bylaws or that might exist with other companies, which could limit your recourse in the event of actions not in your best interest.
Shareholder litigation against us or our Trustees and officers may be referred to binding arbitration proceedings which may increase our risk of default.
Our bylaws provide that actions by our shareholders against us or against our Trustees and officers, including derivative and class actions, may be referred to binding arbitration proceedings. As a result, our shareholders would not be able to pursue litigation for these disputes in courts against us or our Trustees and officers if the disputes were referred to arbitration. In addition, the ability to collect attorneys' fees or other damages may be limited, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

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
Risks Related to Our Taxation as a REIT
Qualifying as a REIT involves highly technical and complex provisions of the IRC.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have owned direct or indirect interests in one or more REITs (each, a "Subsidiary REIT") that have elected to be taxed as REITs under the U.S. federal income tax laws. Each Subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to U.S. federal income tax, (ii) our ownership of shares in such Subsidiary REIT would cease to be a qualifying asset for purposes of the asset tests applicable to REITs, and (iii) it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. While we believe that the Subsidiary REITs qualified as REITs under the Code, we have joined each Subsidiary REIT in filing a protective taxable REIT subsidiary election under Section 856(l) of the Code for each taxable year in which we have owned an interest in the Subsidiary REIT. Pursuant to the protective taxable REIT subsidiary election, we believe that even if a Subsidiary REIT was not a REIT for some reason, then it would instead have been considered one of our taxable REIT subsidiaries. As one of our taxable REIT subsidiaries, we believe that a Subsidiary REIT’s failure to qualify as a REIT would not jeopardize our own qualification as a REIT, even if we owned more than 10% of the Subsidiary REIT.

New legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Certain rules applicable to REITs are particularly difficult to interpret or to apply in the case of REITs investing in real estate mortgage loans that are acquired at a discount, subject to work-outs or modifications, or reasonably expected to be in default at the time of acquisition. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.
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
If we do not qualify as a REIT or fail to remain qualified as a REIT, we will be subject to federal income tax and potentially to additional state and local taxes which would reduce the amount of cash available for distribution to our shareholders.
We believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the Code as a REIT. However, we cannot be certain that, upon review or audit, the IRS will agree with this conclusion. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for us to remain qualified as a REIT. We do not intend to request a ruling from the IRS as to our REIT qualification.

As a REIT, we generally do not pay federal income tax on our net income that we distribute currently to our shareholders. However, actual qualification as a REIT under the Code depends on satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. Many of the REIT requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, such as rent, that are itemized in the REIT tax laws. In addition, to qualify as a REIT, we cannot own specified amounts of debt and equity securities of some issuers. We also are required to distribute to our shareholders with respect to each year at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains). Even a technical or inadvertent mistake could jeopardize our REIT status and, given the highly complex nature of the rules governing REITs and the ongoing importance of factual determinations, we cannot provide any assurance that we will continue to qualify as a REIT.
If we fail to qualify as a REIT for federal income tax purposes, and are unable to avail ourselves of certain savings provisions set forth in the IRC, we would be subject to federal income tax at regular corporate rates. As a taxable corporation, we would not be allowed to take a deduction for distributions to shareholders in computing our taxable income or pass through long term capital gains to individual shareholders at favorable rates. We also could be subject to the federal alternative minimum tax and possibly increased state and local taxes. We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify unless the IRS were to grant us relief under certain statutory provisions. If we failed to qualify as a REIT, we would have to pay significant income taxes, which would reduce our net earnings available for investment or distribution to our shareholders. If we fail to qualify as a REIT, such failure would cause us to be in breach under our revolving credit facility and term loan agreements, and may adversely affect our ability to raise capital and to service our debt.  This likely would have a significant adverse effect on our earnings and the value of our securities. In addition, we would no longer be required to pay any distributions to shareholders. If we fail to qualify as a REIT for federal income tax purposes and are able to avail ourselves of one or more of the statutory savings provisions in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.
Distributions to shareholders generally do not qualify for the preferential tax rates available for some dividends.
Dividends payable by U.S. corporations to noncorporate shareholders, such as individuals, trusts and estates, are generally eligible for reduced tax rates. Distributions paid by REITs, however, generally are not eligible for these reduced rates. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, the more favorable rates for corporate dividends may cause investors who are individuals, trusts and estates to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of our shares.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. We intend to make distributions to our shareholders to comply with the REIT requirements of the IRC. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our shareholders to comply with the REIT requirements of the Code.
From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. generally accepted accounting principles, or GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. If we do not have other funds available in these situations we could be required to (i) borrow funds on unfavorable terms, (ii) sell investments at disadvantageous prices, (iii) distribute amounts that would otherwise be invested in future acquisitions, or (iv) make a taxable distribution of our common shares as part of a distribution in which shareholders may elect to receive our common shares or (subject to a limit measured as a percentage of the total distribution) cash to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement. These alternatives could increase our costs or reduce our shareholders' equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our shares.
Even if we qualify and remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.
Even if we qualify and remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. For example, we will be subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including capital gains). In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Internal Revenue Code to maintain our qualification as a REIT. We are subject to U.S. federal and state income tax (and any applicable non-U.S. taxes) on the net income earned by our taxable REIT subsidiaries. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities treat REITs the same way they are treated for federal income tax purposes. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our shareholders.
Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income, increasing our income tax liability, and reducing amounts available for distribution to our stockholders. In addition, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments (or, in some cases, forego the sale of such investments) that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make, and, in certain cases, maintain ownership of certain attractive investments.

The tax on “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Our former Trustees approved a plan to reposition our portfolio toward high quality office buildings located in CBDs and away from suburban office and industrial properties. This repositioning process began in 2013 and sales continued into 2014. We believe that the dispositions related to the repositioning of our portfolio along with other dispositions that we have made or that we might make in the future will not be subject to the 100% penalty tax; however, because application of the prohibited transactions tax could be based on an analysis of all of the facts and circumstances, there can be no assurance that the gains on our prior real estate sales have, or any future real estate sales will, be subject to the 100% prohibited transaction tax.

Our ownership of TRSs has been and will continue to be limited and our transactions with our TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s length terms.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis.

TRSs that we have formed have paid and will continue to pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income is available for distribution to us but is not required to be distributed by such domestic TRSs to us. We believe that the aggregate value of the stock and securities of our TRSs has been and we anticipate that the aggregate value will continue to be less than 25% of the value of our total assets (including our TRS stock and securities).

Furthermore, we have monitored and will continue to monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we have scrutinized and will continue to scrutinize all of our transactions with TRSs to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% limitation discussed above or to avoid application of the 100% excise tax discussed above.

We may be subject to tax upon disposition of properties with built-in gain.

On October 7, 2010, we purchased office and industrial properties in Australia. In order to acquire the Australian properties, we acquired all of the beneficial interests of an Australian trust that owned those properties as its primary assets. Upon our acquisition, the acquired entity became either our qualified REIT subsidiary under Section 856(i) of the Code or our disregarded entity (or, at a minimum, our almost wholly owned partnership) under Treasury regulations issued under Section 7701 of the IRC. Thus, after the 2010 acquisition, we have treated and will treat all assets, liabilities and items of income, deduction and credit of the acquired Australian trust as ours for purposes of the various REIT qualification tests described above. To address the possibility that the acquired trust was properly classified as a C corporation for federal tax purposes prior to our acquisition, we made an election under Section 338(g) of the Code in respect of the acquired Australian trust. Accordingly, regardless of the Australian trust's proper federal tax classification prior to our acquisition, our initial federal income tax basis in the acquired assets is our cost for acquiring them, and we neither succeeded to any C corporation earnings and profits in this acquisition nor acquired any built-in gain in former C corporation assets.
A property has “built-in gain” if (i) on the day it was acquired, the former owner’s tax basis in the property was less than the property’s fair market value, and (ii) it was acquired in a transaction in which our tax basis in the property was determined by reference to the former owner’s tax basis in the property. Under the applicable Treasury Regulations, if these properties are sold within 10 years of the date we acquired them, we may be required to pay taxes on the built-in gain that would have been realized if the merging “C” corporation had liquidated on the day before the date of the merger. Therefore, we may have less flexibility in determining whether or not to dispose of these properties. If we desire to dispose of these properties at some future date within the 10 year periods, we may be subject to tax on the built-in gain.
 Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code limit our ability to hedge our liabilities. Generally, income from a hedging transaction we enter into to manage risk of interest rate fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests, provided we properly identify the hedge pursuant to the applicable sections of the Code and Treasury regulations. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiary would be subject to tax on income or gains resulting from hedges entered into by it or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our taxable REIT subsidiary will generally not provide any tax benefit, except for being carried forward for use against future taxable income in our taxable REIT subsidiary.
We will pay foreign taxes and recognize foreign exchange gains and losses on our Australian properties.
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

There is a risk of changes in the tax law applicable to REITs.

The IRS, the United States Treasury Department and Congress frequently review federal income tax legislation. We cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our shareholders.

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
General.    At December 31, 2014, we had real estate investments totaling approximately $5.7 billion in 156 properties (262 buildings) that were leased to approximately 1,800 tenants. Our properties are located in both CBD and suburban areas. For further information by segment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 and Note 18 to the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K. The locations of our owned real estate at December 31, 2014 were as follows (dollars in thousands):

Property	State	Property Location	Number of Buildings	Undepreciated Carrying Value(1)	Depreciated Carrying Value(1)	Annualized Rental Revenue(2)
2501 20th Place South	AL	CBD	1	24,115	19,962	2,947
420 20th Street North	AL	CBD	1	55,702	50,978	9,718
310-320 Pitt Street	Australia	CBD	1	137,587	128,478	14,661
Arizona Center	AZ	CBD	4	97,876	90,906	13,837
One South Church Avenue	AZ	CBD	1	33,380	24,251	3,673
1225 Seventeenth Street	CO	CBD	1	145,106	127,650	20,401
185 Asylum Street	CT	CBD	1	78,098	73,851	21,607
1250 H Street, NW	DC	CBD	1	65,025	40,956	5,481
Georgetown-Green and Harris Buildings	DC	CBD	2	60,023	55,226	6,073
802 Delaware Avenue	DE	CBD	1	43,464	21,500	3,549
225 Water Street	FL	CBD	1	20,012	19,674	2,650
600 West Chicago Avenue	IL	CBD	2	354,937	327,581	45,529
Illinois Center	IL	CBD	2	333,635	310,502	45,982
101-115 W. Washington Street	IN	CBD	1	89,120	68,245	11,883
111 Monument Circle	IN	CBD	2	172,769	164,032	23,824
701 Poydras Street	LA	CBD	1	97,611	90,359	20,013
109 Brookline Avenue	MA	CBD	1	45,057	27,812	9,047
100 South Charles Street	MD	CBD	1	16,361	9,491	2,792
111 Market Place	MD	CBD	1	76,043	54,112	11,177
25 S. Charles Street	MD	CBD	1	38,503	27,345	6,405
525 Park Street	MN	CBD	1	8,472	5,368	1,216
300 North Greene Street	NC	CBD	1	40,759	36,437	6,045
111 River Street	NJ	CBD	1	134,801	116,595	22,965
One Park Square	NM	CBD	6	29,870	21,422	4,443
110 W Fayette Street	NY	CBD	1	15,551	14,900	3,587
North Point Office Complex	OH	CBD	2	121,944	103,095	16,028
1500 Market Street	PA	CBD	1	282,247	213,271	34,522
1525 Locust Street	PA	CBD	1	11,161	7,442	2,245
1600 Market Street	PA	CBD	1	131,728	80,220	17,583
16th and Race Street	PA	CBD	1	36,306	35,000	—
1735 Market Street	PA	CBD	1	297,904	186,994	36,754
1320 Main Street	SC	CBD	1	55,117	52,109	7,733
775 Ridge Lake Boulevard	TN	CBD	1	20,829	15,785	3,715
1601 Rio Grande Street	TX	CBD	1	8,152	5,278	2,227
206 East 9th Street	TX	CBD	1	48,255	45,687	5,816
812 San Antonio Street	TX	CBD	1	8,548	5,741	1,017
333 108th Avenue NE	WA	CBD	1	152,543	134,114	17,590
600 108th Avenue NE	WA	CBD	1	45,711	35,592	5,394
100 East Wisconsin Avenue	WI	CBD	1	81,878	72,815	11,843
111 East Kilbourn Avenue	WI	CBD	1	55,069	46,150	9,309
CBD Properties			53	3,571,269	2,966,926	491,281

Property	State	Property Location	Number of Buildings	Undepreciated Carrying Value(1)	Depreciated Carrying Value(1)	Annualized Rental Revenue(2)
Inverness Center	AL	Suburban	4	51,699	46,485	8,798
785 Schilinger Road South	AL	Suburban	1	11,269	9,522	1,388
7 Modal Crescent	Australia	Suburban	1	13,226	12,772	1,462
71-93 Whiteside Road	Australia	Suburban	1	15,209	14,460	1,914
9-13 Titanium Court	Australia	Suburban	1	5,078	4,797	309
16 Rodborough Road	Australia	Suburban	1	14,467	13,608	2,135
22 Rodborough Road	Australia	Suburban	1	6,828	6,369	1,043
127-161 Cherry Lane	Australia	Suburban	1	8,249	7,787	1,427
310-314 Invermay Road	Australia	Suburban	1	47	—	238
253-293 George Town Road	Australia	Suburban	1	117	—	1,011
44-46 Mandarin Street	Australia	Suburban	1	13,457	12,643	1,702
19 Leadership Way	Australia	Suburban	1	5,941	5,694	563
4 South 84th Avenue	AZ	Suburban	1	11,382	8,743	1,515
Parkshore Plaza	CA	Suburban	4	46,629	42,847	5,820
Leased Land	CA	Suburban	7	31,825	29,549	3,181
Sky Park Centre	CA	Suburban	2	9,786	6,757	1,364
Sorrento Valley Business Park	CA	Suburban	4	17,575	10,624	2,039
1921 E. Alton Avenue	CA	Suburban	1	11,522	8,614	1,683
9110 East Nichols Avenue	CO	Suburban	1	20,286	14,547	2,397
7450 Campus Drive	CO	Suburban	1	9,481	8,519	1,814
5073, 5075, & 5085 S. Syracuse Street	CO	Suburban	1	63,610	56,739	8,035
1601 Dry Creek Drive	CO	Suburban	1	32,355	24,189	6,661
129 Worthington Ridge Road	CT	Suburban	1	5,252	4,538	781
97 Newberry Road	CT	Suburban	1	15,350	12,795	1,761
599 Research Parkway	CT	Suburban	1	8,092	6,154	823
33 Stiles Lane	CT	Suburban	1	9,793	7,844	1,119
181 Marsh Hill Road	CT	Suburban	1	10,794	9,135	1,199
101 Barnes Road	CT	Suburban	1	1,423	1,384	951
15 Sterling Drive	CT	Suburban	1	4,805	4,689	1,324
35 Thorpe Avenue	CT	Suburban	1	6,502	6,317	1,065
50 Barnes Industrial Road North	CT	Suburban	1	11,404	8,947	1,342
5-9 Barnes Industrial Road	CT	Suburban	1	3,510	2,963	430
860 North Main Street	CT	Suburban	1	3,850	2,931	451
One Barnes Industrial Road South	CT	Suburban	1	2,366	1,900	351
Village Lane	CT	Suburban	2	4,016	3,907	708
100 Northfield Drive	CT	Suburban	1	13,286	9,052	1,843
6600 North Military Trail	FL	Suburban	3	145,690	132,711	17,086
9040 Roswell Road	GA	Suburban	1	23,221	17,796	2,425
Executive Park	GA	Suburban	9	43,431	29,484	4,973
The Exchange	GA	Suburban	2	17,880	13,504	2,279
3920 Arkwright Road	GA	Suburban	1	20,494	15,669	2,739
1775 West Oak Commons Court	GA	Suburban	1	8,304	6,846	1,180
633 Ahua Street	HI	Suburban	1	16,397	13,000	1,769
625 Crane Street	IL	Suburban	1	1,611	1,555	408
905 Meridian Lake Drive	IL	Suburban	1	12,309	9,700	2,157
1200 Lakeside Drive	IL	Suburban	1	65,037	52,073	4,680
8750 Bryn Mawr Avenue	IL	Suburban	2	90,824	81,687	15,656
1717 Deerfield Road	IL	Suburban	1	8,499	8,286	2,288

Property	State	Property Location	Number of Buildings	Undepreciated Carrying Value(1)	Depreciated Carrying Value(1)	Annualized Rental Revenue(2)
1955 West Field Court	IL	Suburban	1	11,925	8,900	1,176
11350 North Meridian Street	IN	Suburban	1	2,721	2,596	707
5015 S. Water Circle	KS	Suburban	1	5,874	5,143	581
Adams Place	MA	Suburban	2	19,775	18,922	3,774
Cabot Business Park	MA	Suburban	2	14,728	14,172	1,834
Cabot Business Park Land	MA	Suburban	—	1,033	1,033	—
2300 Crown Colony Drive	MA	Suburban	1	7,144	4,725	1,002
Myles Standish Industrial Park	MA	Suburban	2	7,878	7,743	1,091
340 Thompson Road	MA	Suburban	1	3,188	1,918	191
820 W. Diamond	MD	Suburban	1	33,372	23,142	2,670
6710 Oxon Hill	MD	Suburban	1	17,532	10,500	1,461
Danac Stiles Business Park	MD	Suburban	3	65,576	48,498	6,728
East Eisenhower Parkway	MI	Suburban	2	55,045	49,517	10,311
8800 Queen Avenue South	MN	Suburban	1	13,639	13,308	4,105
2250 Pilot Knob Road	MN	Suburban	1	6,529	4,135	607
9800 Shelard Parkway	MN	Suburban	1	5,284	2,906	778
Rosedale Corporate Plaza	MN	Suburban	3	27,548	18,773	2,938
411 Farwell Avenue	MN	Suburban	1	16,349	13,314	1,980
6200 Glenn Carlson Drive	MN	Suburban	1	15,753	13,942	2,212
1000 Shelard Parkway	MN	Suburban	1	7,892	4,875	899
1900 Meyer Drury Drive	MO	Suburban	1	8,610	6,571	1,076
4700 Belleview Avenue	MO	Suburban	1	6,637	5,844	1,016
131-165 West Ninth Street	MO	Suburban	1	1,753	1,553	273
12655 Olive Boulevard	MO	Suburban	1	14,580	12,564	1,843
1285 Fern Ridge Parkway	MO	Suburban	1	6,497	4,000	967
7-9 Vreeland Road	NJ	Suburban	1	7,225	6,783	1,518
5 Paragon Drive	NJ	Suburban	1	14,428	13,065	3,649
1000 Voorhees Drive and 333 and 400 Laurel Oak Drive	NJ	Suburban	3	8,358	8,000	1,715
Widewaters Parkway	NY	Suburban	8	18,783	17,900	5,646
5062 Brittonfield Parkway	NY	Suburban	1	3,764	3,690	1,046
Woodcliff Drive	NY	Suburban	6	48,047	44,396	8,417
1601 Veterans Highway	NY	Suburban	1	3,535	3,415	1,373
Two Corporate Center Drive	NY	Suburban	1	11,831	10,990	3,287
Interstate Place	NY	Suburban	2	2,930	2,851	810
1000 Pittsford-Victor Road	NY	Suburban	1	2,955	2,864	647
1200 Pittsford - Victor Road	NY	Suburban	1	1,854	1,816	364
Corporate Crossing	NY	Suburban	5	14,422	14,085	3,339
Canal View Boulevard	NY	Suburban	3	11,624	9,828	1,577
14 Classic Street	NY	Suburban	1	1,389	1,115	490
251 Salina Meadows Parkway	NY	Suburban	1	3,048	2,924	910
11311 Cornell Park Drive	OH	Suburban	1	6,617	6,404	966
5300 Kings Island Drive	OH	Suburban	1	11,350	10,625	1,706
3 Crown Point Court	OH	Suburban	1	10,427	8,512	1,488
Raintree Industrial Park	OH	Suburban	12	12,133	11,739	1,928
401 Vine Street	PA	Suburban	1	7,117	6,126	648
515 Pennsylvania Avenue	PA	Suburban	1	10,554	6,150	1,322
443 Gulph Road	PA	Suburban	1	4,658	3,130	453

Property	State	Property Location	Number of Buildings	Undepreciated Carrying Value(1)	Depreciated Carrying Value(1)	Annualized Rental Revenue(2)
4350 Northern Pike	PA	Suburban	1	40,820	25,714	4,016
Cherrington Corporate Center	PA	Suburban	7	64,097	44,995	4,806
Foster Plaza	PA	Suburban	8	73,280	56,615	13,125
128 Crews Drive	SC	Suburban	1	3,747	3,362	599
111 Southchase Boulevard	SC	Suburban	1	6,155	4,762	714
1043 Global Avenue	SC	Suburban	1	16,870	13,828	1,480
633 Frazier Drive	TN	Suburban	1	18,980	16,599	2,750
4515 Seton Center Parkway	TX	Suburban	1	22,863	14,553	2,672
4516 Seton Center Parkway	TX	Suburban	1	23,325	14,608	2,641
7800 Shoal Creek Boulevard	TX	Suburban	4	21,059	14,217	2,804
8701 N Mopac	TX	Suburban	1	18,253	12,052	2,140
Bridgepoint Parkway	TX	Suburban	5	88,067	53,238	10,270
Lakewood on the Park	TX	Suburban	2	37,113	23,516	4,080
Research Park	TX	Suburban	4	90,585	63,737	11,507
9840 Gateway Boulevard North	TX	Suburban	1	11,432	9,680	1,419
3003 South Expressway 281	TX	Suburban	1	17,004	14,199	2,450
3330 N Washington Boulevard	VA	Suburban	1	8,843	5,743	311
Thunderbolt Place	VA	Suburban	2	14,562	9,564	1,520
6160 Kempsville Circle	VA	Suburban	1	15,287	11,200	883
448 Viking Drive	VA	Suburban	1	7,556	5,892	1,007
1331 North Center Parkway	WA	Suburban	1	9,187	7,864	909
Suburban Properties			209	$2,157,174	$1,731,072	$293,909
Total Properties			262	$5,728,443	$4,697,998	$785,190

(1)	Excludes purchase price allocations for acquired real estate leases.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to existing leases as of December 31, 2014, plus straight line rent adjustments and estimated recurring expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

At December 31, 2014, 10 properties (14 buildings) were encumbered by mortgage notes payable totaling $609.2 million (including net premiums and discounts).
Item 3.    Legal Proceedings.
Special Litigation Committee

On June 5, 2014, our Board of Trustees resolved to form a special litigation committee, or an SLC, to investigate all of the claims alleged in the judicial and arbitral actions purportedly brought by or on behalf of EQC shareholders against EQC’s former officers and former Trustees and related persons and entities discussed below, or the Shareholder Actions. The members of the SLC are Sam Zell, David Helfand and Peter Linneman. The SLC was delegated full authority to investigate, review and analyze the facts and circumstances that are the subject of the Shareholder Actions, as well as any additional facts and circumstances that may be at issue in any related inquiry, investigation or proceeding. The SLC was also empowered to consider and determine whether or not prosecution of the claims asserted in the Shareholder Actions, or any other claims related to the facts and circumstances of the Shareholder Actions, is in the best interests of EQC and our shareholders, and to further consider and determine what action should be taken on behalf of EQC with respect to the Shareholder Actions and any related inquiry, investigation or proceeding.

The SLC, with the assistance of counsel, reviewed approximately 300,000 pages of documents and conducted numerous in-person interviews, including interviews of each living defendant in the Shareholder Actions, officers of RMR, and the lead underwriter on the equity offering that the Company completed in 2013, or the Equity Offering. The SLC concluded that, given the cost of pursuing the claims in the Shareholder Actions, the low likelihood of success on the merits, and the likelihood that the Company will be required to indemnify the former officers and former Trustees for any damages, it is in the best interest of the Company and its shareholders to dismiss the lawsuits. On November 6, 2014, the SLC finalized its report, which details the SLC’s investigation, analysis and conclusions. Based on the SLC’s determination, we have moved to dismiss those Shareholder Actions that remain pending.
Delaware County Employees Retirement Fund v. Portnoy I
On February 28, 2013, Delaware County Employees Retirement Fund, or Del-Co, a purported shareholder of EQC, filed a complaint in the Federal District Court for the District of Massachusetts. The case is titled Delaware County Employees Retirement Fund v. Portnoy, Civ. No. 1:13-cv-10405-DJC, or the First Del-Co Action. The complaint in the First Del-Co Action purported to bring claims individually and derivatively on behalf of the nominal defendant, EQC, against RMR and certain of our former officers and former Trustees. The complaint in the First Del-Co Action asserted claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract, gross mismanagement, waste of corporate assets and abuse of control. Del-Co sought declaratory and injunctive relief, as well as compensatory and rescissory damages, including counsel fees and expenses.

On March 1, 2013, Del-Co filed a motion requesting that the court, among other things, issue a temporary restraining order, or TRO, enjoining EQC and our former Trustees from consummating our then-pending Equity Offering and debt tender offer. On March 4, 2013, a hearing was held before the court on the TRO motion. The same day, the court denied the motion, finding that Del-Co had failed to meet its burden of showing a likelihood of success on the merits of its claims regarding the Equity Offering and debt tender offer. The Equity Offering closed the following morning, March 5, 2013.

On March 4, 2013, we filed a demand for arbitration with the American Arbitration Association (AAA) for the First Del-Co Action on behalf of EQC and the individual defendants. On March 29, 2013, Del-Co filed an amended complaint in the First Del-Co Action adding plaintiffs Edmund Sweeney, Thomas Toldrian, and Howard Worsey. On March 26, 2014, the court denied with prejudice the plaintiffs’ motion for declaratory judgment that the arbitration bylaw was unenforceable and denied without prejudice the plaintiffs’ motion for declaratory judgment that the arbitration clauses in the RMR management agreements were unenforceable. On April 30, 2014, the Company and the individual defendants filed motions to compel arbitration, which the court granted on June 20, 2014. On June 23, 2014, the court dismissed the First Del-Co Action for the reasons set forth in its June 20, 2014 order.

On June 9, 2014, pursuant to an agreement of the parties, the AAA consolidated the arbitration arising from the claims asserted in the First Del-Co Action with the arbitration arising from the claims asserted in the Second Del-Co Action, which is discussed below. On June 26, 2014, the parties agreed to stay the consolidated Del-Co arbitration for 120 days, until October 24, 2014, pending the SLC’s investigation of the claims asserted in the Shareholder Actions. After the SLC completed its investigation and finalized its report, on November 14, 2014, we filed a motion to dismiss in the consolidated Del-Co arbitration seeking dismissal of all claims. The arbitration panel has not yet been appointed, and no briefing schedule on the motion to dismiss has been set.
Delaware County Employees Retirement Fund v. Portnoy II
On January 24, 2014, Del-Co and Edmund Sweeney filed a second complaint in the Federal District Court for the District of Massachusetts. The case is titled Delaware County Employees Retirement Fund v. Portnoy, Civ. No. 1:14-cv-10186-DJC, or the Second Del-Co Action. The Second Del-Co Action purports to bring claims derivatively on behalf of the nominal defendant, EQC, against RMR and certain of our former officers and former Trustees. The complaint in the Second Del-Co Action asserts claims against the defendants for breach of fiduciary duty in connection with advancement and indemnification of legal fees for certain of our former officers and former Trustees, as well as claims for breach of fiduciary duty in connection with the failure to purchase director and officer liability insurance. The plaintiffs seek monetary and injunctive relief, including an injunction permanently enjoining the individual defendants from being indemnified or advanced any fees and expenses incurred.

On April 25, 2014, the defendants filed a demand for arbitration with the AAA. On the same day, the Company and the individual defendants each filed a motion with the court to compel arbitration and to stay or dismiss this action, and the parties completed briefing on May 21, 2014. On June 9, 2014, pursuant to an agreement of the parties, the AAA consolidated the arbitration arising from the claims asserted in the First Del-Co Action with the arbitration arising from the claims asserted in the Second Del-Co Action, as discussed above.

On July 9, 2014, the parties filed a joint motion with the court to stay the proceedings in the Second Del-Co Action pending the outcome of the SLC’s investigation of the claims asserted in the Shareholder Actions, which the court granted on July 10, 2014.

After the SLC completed its investigation and finalized its report, on November 14, 2014, we moved to dismiss the claims asserted in the Second Del-Co Action. A hearing on our motion to dismiss and the pending motions to compel arbitration and to stay or dismiss this action was held on January 28, 2015. No decision on these motions has been issued.

William Gore v. Portnoy

On February 4, 2013, William Gore, a purported shareholder of EQC, filed a complaint in the Circuit Court for Montgomery County, State of Maryland, titled William Gore v. Portnoy, Case No. 373086-V, or the Gore Action. The Gore Action purported to bring claims individually and derivatively on behalf of the nominal defendant, EQC, against certain of our former officers and former Trustees and EQC, as nominal defendant. The complaint alleged claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment. The complaint sought injunctive and declaratory relief, restitution and damages, including counsel fees and expenses. On March 7, 2013, the Company filed a demand for arbitration with the AAA for the Gore Action. On March 21, 2013, the parties each selected an arbitrator in this matter. On March 27, 2013, the parties agreed to stay all further proceedings pending a decision by the court on the arbitrability of Mr. Gore’s claims.

On May 20, 2013, certain of our former Trustees filed a petition for an order to arbitrate and for a stay of proceedings pursuant to the Maryland Uniform Arbitration Act. On June 21, 2013, Mr. Gore filed his response to the former Trustees’ petition for order to arbitrate, as well as a separate petition to stay arbitration, and the parties completed briefing on both petitions on August 2, 2013. On June 30, 2014, we filed a consent motion to stay proceedings in the Gore Action for 120 days, pending the outcome of the SLC’s investigation of the claims asserted in the Shareholder Actions, which the court denied on July 2, 2014. Subsequently, on August 1, 2014, the parties filed a joint stipulation of dismissal of the Gore Action without prejudice.
Katz v. CommonWealth REIT
On March 7, 2013, Jason Matthew Katz, a purported shareholder of EQC, filed a complaint in the Circuit Court for Baltimore City, Maryland. The case is titled Katz v. CommonWealth REIT, Case No. 24-C-13-001299, or the Katz Action. The Katz Action purports to bring claims individually and on behalf of all others similarly situated against EQC and certain of our former Trustees. The complaint alleges claims of breach of fiduciary duty and seeks injunctive and declaratory relief, rescission of the March 2013 equity offering, restitution and damages, including counsel fees, expenses and, if applicable, pre-judgment and post-judgment interest.

On April 1, 2013, the Company filed a demand for arbitration with the AAA for the Katz Action. Pursuant to the court’s scheduling order, as amended from time to time, on April 19, 2013, Mr. Katz filed a petition to stay arbitration. On May 8, 2013, the individual defendants filed a petition for an order to arbitrate and for a stay of the proceedings pursuant to the Maryland Uniform Arbitration Act. On May 16, 2014, the Company filed a petition seeking the same relief.

On January 21, 2014, the court granted the parties’ joint motion to consolidate the Katz Action with the Central Laborers Action, discussed below, and consolidated the actions under the caption Katz v. CommonWealth REIT, Case No. 24-C-13-001299, or the Consolidated Maryland Action.

On February 19, 2014, the court denied the plaintiffs’ petition to stay arbitration, granted the petitions for an order to arbitrate and for a stay of the proceedings, and ordered the parties to arbitrate the claims asserted in the Consolidated Maryland Action. On June 12, 2014, Mr. Katz moved to stay entry of judgment and to revise, alter, amend or vacate the court’s February 19, 2014 decision. On June 30, 2014, the court granted the parties’ joint request to stay this action for 120 days, pending the outcome of the SLC’s investigation of the claims asserted in the Shareholder Actions.

After the SLC completed its investigation and finalized its report, on November 14, 2014, we moved to dismiss the claims asserted in the Consolidated Maryland Action. On November 17, 2014, the plaintiffs in the Consolidated Maryland Action submitted a status report to the court asking the court to consider Mr. Katz’s motion to vacate the court’s February 19, 2014 decision. On November 19, 2014, the court denied Mr. Katz’s motion to vacate. Having already ordered the parties to arbitration, on December 1, 2014, the court denied our motion to dismiss without prejudice as moot.
Central Laborers' Pension Fund v. Portnoy
On April 5, 2013, the Central Laborers’ Pension Fund, or Central Laborers, a purported shareholder of EQC, filed a complaint in the Circuit Court for Baltimore City, Maryland. The case is titled Central Laborers Pension Fund v. Portnoy, Case No. 24-C-13-001966, or the Central Laborers Action. The Central Laborers Action purports to bring claims individually, on behalf of all others similarly situated, and on behalf of EQC against EQC and certain of our former Trustees. The complaint alleges, among other things, claims for breach of fiduciary duty, unjust enrichment and waste of corporate assets. The complaint seeks declaratory and injunctive relief, restitution and damages, including counsel fees and expenses. On April 17, 2013, Central Laborers filed an amended complaint, adding plaintiff William McGinley, a purported shareholder of EQC, and requesting a declaration that EQC’s shareholders may remove Trustees without cause.

The Company filed a demand for arbitration with the AAA on April 25, 2013. The Company and our former trustees filed petitions for an order to arbitrate and for a stay of proceedings pursuant to the Maryland Uniform Arbitration Act on May 8, 2013 and May 16, 2013, respectively. On May 31, 2013, Central Laborers and Mr. McGinley filed a second amended complaint, adding plaintiff Howard Ginsberg, a purported shareholder of EQC. Pursuant to the court’s scheduling order, as amended from time to time, the parties completed briefing on the pending petitions on June 17, 2013. On January 21, 2014, the court granted the parties’ joint stipulation and motion to consolidate the Katz Action with the Central Laborers Action and consolidated the actions under the caption Katz v. CommonWealth REIT, Case No. 24-C-13-001299, discussed above.
Chashin v. Reit Management & Research LLC
On October 3, 2013, A. Bruce Chashin, a purported shareholder of EQC, filed a complaint in the Federal District Court for the District of Massachusetts. The case is titled Chashin v. Reit Management & Research LLC, Civ. No. 1:13-cv-12472-DJC, or the Chashin Action. The complaint in the Chashin Action purported to bring claims derivatively on behalf of EQC against EQC, certain of our former officers and former Trustees, and our former manager, RMR, and challenged the arbitration clauses contained in our bylaws and our management agreements with RMR. The complaint also asserted, among other things, claims for breach of fiduciary duty, waste of corporate assets and abuse of a position of control, and sought declaratory and injunctive relief, restitution and damages, including the imposition of a constructive trust and fees and expenses. On November 4, 2013, the defendants filed a demand for arbitration with the AAA, or the Chashin Arbitration. On March 21, 2014, Mr. Chashin voluntarily dismissed the Chashin Action without prejudice.

The parties each selected an arbitrator in the Chasin Arbitration, and the party arbitrators selected a neutral arbitrator (collectively, the three arbitrators comprise the Chashin Arbitration Panel). On June 12, 2014, Mr. Chashin filed his response to claims and counterclaims against claimants (Counterclaims), alleging claims and seeking relief similar to his previously filed complaint in the Chasin Action. On July 3, 2014, EQC filed a motion to stay proceedings for 120 days pending the outcome of the SLC’s investigation of the claims asserted in the Shareholder Actions. A preliminary hearing was held on July 10, 2014, at which the Chashin Arbitration Panel bifurcated for administrative purposes the claims Mr. Chasin alleged derivatively from those he alleged directly. The Chashin Arbitration Panel also (i) granted EQC’s motion to stay proceedings as to Mr. Chasin's derivative claims, and (ii) established a briefing schedule for claimants to file motions to dismiss Mr. Chasin's direct claims and for cross-motions for summary judgment relating to enforceability of the Company's arbitration by-laws.

On August 15, 2014, EQC and the individual defendants moved to dismiss all of Mr. Chashin’s direct claims. On October 2, 2014, the individual defendants and RMR filed motions for summary judgment relating to enforceability of the arbitration by-laws. After the SLC completed its investigation and finalized its report, we submitted the report to the Chashin Arbitration Panel on November 10, 2014. At the panel’s request, the parties then submitted letter briefs on November 28, 2014 as to whether to respect the SLC’s determination and dismiss the Counterclaims. In its letter brief, the Company requested the Chashin Arbitration Panel respect the SLC’s determination and dismiss the Counterclaims. A hearing on these matters was held on December 3, 2014.

On January 20, 2015, the Chashin Arbitration Panel issued an interim award on the motions heard at the December 3, 2014 hearing. The award grants EQC’s and the other defendants’ motions to dismiss Mr. Chashin’s direct claims. The interim award also grants the individual defendants’ and RMR’s motions for summary judgment on enforceability of the arbitration by-law, holding that the arbitration by-law is valid and enforceable in all respects, including the provision in the arbitration by-law that prohibits an arbitration panel from shifting the claimant’s costs or attorneys’ fees to another party. In its award, the Chashin Arbitration Panel determined that it could not at that time rule on the Company’s request to dismiss the derivative claims and gave Mr. Chashin until February 4, 2015 to decide whether to pursue his derivative claims further in light of the Panel’s ruling that the arbitration by-law, including its fee-shifting prohibition, is valid and enforceable. On February 2, 2015, Mr. Chashin informed the Chashin Arbitration Panel that he intended to pursue his derivative claims. A status conference was held on February 18, 2015 at which the parties discussed certain procedural and scheduling matters.

Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares are traded on the NYSE (symbol: EQC). The following table sets forth for the periods indicated the high and low sale prices for our common shares, as reported by the NYSE:

	High	Low
2013
First Quarter	$25.25	$15.43
Second Quarter	23.30	19.55
Third Quarter	26.38	21.59
Fourth Quarter	25.26	21.83
2014
First Quarter	$28.10	$22.06
Second Quarter	28.28	24.81
Third Quarter	27.95	25.11
Fourth Quarter	27.12	23.56
As of February 10, 2015, there were 1,516 shareholders of record of our common shares. However, because many of our common shares are held by brokers and other institutions on behalf of shareholders, we believe that there are considerably more beneficial holders of our common shares than record holders.
Distributions
Under our governing documents and Maryland law, distributions to our shareholders are to be authorized and declared by our Board of Trustees, and our former Trustees were removed on March 25, 2014. Additionally, the removal of our former Trustees constituted an event of default under our term loan and revolving credit facility agreements, under which we generally were prevented from making any distributions or paying any dividends during the pendency of an event of default.
Our former Trustees declared the following cash distributions per share to our common shareholders for the periods indicated:

	Cash Distributions Per Common Share
	2013	2014
First Quarter	$0.25	$0.25
Second Quarter	0.25	—
Third Quarter	0.25	—
Fourth Quarter	0.25	—
Total	$1.00	$0.25
The timing and amount of future distributions is determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, our results of operations, our financial condition, debt and equity capital available to us, our expectations of our future capital requirements and operating performance, including our FFO, our Normalized FFO, and our cash available for distribution, restrictive covenants in our financial or other contractual arrangements (including those in our revolving credit facility and term loan agreements and senior notes indenture), tax law requirements to qualify for taxation as and remain a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations. Therefore, there can be no assurance that we will pay distributions in the future.
Issuer Repurchases; Unregistered Sales of Securities

We did not repurchase any of our common shares in the fourth quarter of 2014.

Performance Graph

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act or the Exchange Act that might incorporate SEC filings, in whole or in part, the following performance graph will not be incorporated by reference into any such filings.

The following graph compares the cumulative total shareholder return of our common shares for the period from December 31, 2009 to December 31, 2014, to the NAREIT All REITs, Standard & Poor’s 500 Index, or the S&P 500, and to the NAREIT Equity Office Index over the same period. The graph assumes an investment of $100.00 in our common shares and each index and the reinvestment of all distributions. The shareholder return shown on the graph below is not indicative of future performance.

Total Return Performance
250
225
200
175
150
125
100
75
50
Index Value
Equity Commonwealth Management LLC
NAREIT All REITs
S&P 500
NAREIT Equity Office Index
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14

	Period Ending
Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Equity Commonwealth	$100.00	$104.04	$73.83	$77.48	$119.56	$133.13
NAREIT All REITs	$100.00	$127.58	$136.86	$164.44	$169.71	$215.78
S&P 500	$100.00	$115.06	$117.49	$136.30	$180.44	$205.14
NAREIT Equity Office Index	$100.00	$118.41	$117.51	$134.14	$141.62	$178.24
Source: SNL Financial LC
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

	Year Ended December 31,
Operating Data	2014	2013	2012	2011	2010(1)
Total revenues	$861,857	$953,029	$961,087	$819,450	$672,623
Expenses:
Operating expenses	387,982	410,045	397,673	340,101	282,096
Depreciation and amortization	227,532	234,402	230,284	191,830	174,729
General and administrative	113,155	80,504	49,312	41,402	34,708
Loss on asset impairment	185,067	124,253	—	3,036	29,326
Acquisition related costs	5	318	5,648	9,731	20,875
Total expenses	913,741	849,522	682,917	586,100	541,734
Operating (loss) income	(51,884)	103,507	278,170	233,350	130,889
Interest and other income	1,561	1,229	1,410	1,663	2,169
Interest expense	(143,230)	(173,011)	(202,055)	(192,163)	(177,056)
Gain (loss) on early extinguishment of debt	4,909	(60,052)	(287)	(35)	(796)
Gain on sale of equity investment	171,561	66,293	—	—
Gain on issuance of shares by an equity investee	17,020	—	7,246	11,177	34,808
Gain on asset acquisition	—	—	—	—	20,392
(Loss) income from continuing operations before income tax expense and equity in earnings of investees	(63)	(62,034)	84,484	53,992	10,406
Income tax expense	(3,191)	(2,634)	(3,207)	(1,347)	(550)
Equity in earnings of investees	24,460	25,754	11,420	11,377	8,464
Income (loss) from continuing operations	21,206	(38,914)	92,697	64,022	18,320
Discontinued operations	2,806	(119,649)	(172,542)	45,962	82,753
Income (loss) before gain on sale of properties	24,012	(158,563)	(79,845)	109,984	101,073
Gain on sale of properties	—	1,596	—	—	34,336
Net income (loss)	24,012	(156,967)	(79,845)	109,984	135,409
Net income attributable to noncontrolling interest in consolidated subsidiary	—	(20,093)	(15,576)	—	—
Net income (loss) attributable to Equity Commonwealth	24,012	(177,060)	(95,421)	109,984	135,409
Preferred distributions	(32,095)	(44,604)	(51,552)	(46,985)	(47,733)
Excess redemption price paid over carrying value of preferred shares	(16,205)	—	(4,985)	—	(5,921)
Net (loss) income attributable to common shareholders	(24,288)	(221,664)	(151,958)	62,999	81,755
Common distributions declared	29,597	109,702	146,539	150,074	99,374
Weighted average common shares outstanding—basic and diluted	125,163	112,378	83,750	77,428	64,703
Basic and diluted earnings per common share attributable to Equity Commonwealth common shareholders:
(Loss) income from continuing operations	$(0.21)	$(0.91)	$0.25	$0.22	$(0.02)
Net (loss) income	$(0.19)	$(1.97)	$(1.81)	$0.81	$1.26
Common distributions declared	$0.25	$1.00	$1.75	$2.00	$1.48

	December 31,
Balance Sheet Data	2014	2013	2012	2011	2010
Real estate properties(2)	$5,728,443	$5,537,165	$7,829,409	$7,244,232	$6,357,258
Equity investments	—	517,991	184,711	177,477	171,464
Total assets	5,761,639	6,646,434	8,189,634	7,447,026	6,588,539
Total indebtedness, net	2,207,665	3,005,410	4,349,821	3,577,331	3,206,066
Total shareholders' equity attributable to Equity Commonwealth	3,319,583	3,363,586	3,105,428	3,568,517	3,131,690
Noncontrolling interest in consolidated subsidiary	—	—	396,040	—	—
Total shareholders' equity	3,319,583	3,363,586	3,501,468	3,568,517	3,131,690

(1)	Share amounts give effect to the reverse stock split that resulted in a one for four combination of our common shares effective July 1, 2010.

(2)	Excludes value of acquired real estate leases.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.
OVERVIEW
We are an internally managed and self-advised REIT engaged in the ownership and operation primarily of office buildings in CBD and suburban locations throughout the United States. We were formed in 1986 under Maryland law and are now one of the largest commercial office REITs in the United States.

At December 31, 2014, our portfolio included 156 properties (262 buildings) with a combined 42.9 million square feet for a total investment of $5.7 billion at cost and a depreciated book value of $4.7 billion. Our portfolio consisted of: (i) 40 properties (53 buildings) with a combined 21.9 million square feet located in CBD locations, and (ii) 116 properties (209 buildings) with a combined 21.0 million square feet located in suburban locations. Eleven of our properties (11 buildings) with a combined 1.8 million square feet are located in Australia.

As of December 31, 2014, our overall portfolio was 85.8% leased. During the year ended December 31, 2014, we entered into leases for 4,792,000 square feet, including lease renewals for 3,628,000 square feet and new leases for 1,164,000 square feet.  Leases entered into during the year ended December 31, 2014, including both lease renewals and new leases, had weighted average cash rental rates that were approximately 1.7% lower than prior rental rates for the same space and weighted average GAAP rental rates that were approximately 3.4% higher than prior rental rates for the same space.

Following the election of the Board of Trustees and internalization of management in 2014, our new management team has focused on developing a plan to reshape our portfolio in order to create long-term value for shareholders. We suspended our former Trustees' repositioning plan and ceased to actively market properties which we had previously classified as held for sale that were not already subject to a binding sale agreement. This resulted in the reclassification of two CBD properties (two buildings) and 29 suburban properties (65 buildings) with a combined 5,641,450 square feet, which we had previously classified as held for sale as of December 31, 2013, to properties held and used in operations because the properties no longer meet the requirements under GAAP for classification as held for sale.  In connection with this reclassification, we reversed previously recorded impairment charges totaling $4.8 million, which includes the elimination of estimated costs to sell. The financial information presented in this Annual Report on Form 10-K reflects the reclassification of these properties for all periods presented.

We have undertaken a comprehensive review of our portfolio and operations and have developed a new business strategy that focuses on reshaping our portfolio over time. We anticipate that as part of this plan, we will dispose of a significant portion of our properties that do not meet our long-term goals. Specifically, our Board of Trustees recently adopted a strategy to consider disposing of assets that have one or more of the following attributes: (1) assets that do not offer an opportunity to create a competitive advantage, (2) assets that are less than 150,000 square feet, (3) assets that are not office buildings, (4) assets that are not located in the U.S., or (5) assets that produce a low cash yield or require significant capital expenditures. We are in the early stages of implementing this plan.

We recorded a loss on asset impairment of $167.1 million for 34 properties in the fourth quarter of 2014. As part of the disposition plan noted above, we anticipate that we will dispose of a significant portion of our properties in the coming years. Pursuant to our accounting policy, we evaluated the recoverability of the carrying values of each of the real estate assets that comprised our portfolio and determined that due to the shortening of the expected periods of ownership, as a result of the disposition plan, it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio to reduce the assets to their estimated fair values. The loss on asset impairment reduces our income from continuing operations for the year ended December 31, 2014.

In 2014, we made the decision to cease making loan servicing payments on 225 Water Street in Jacksonville, Florida.  As a result of the decision to discontinue making loan servicing payments on this property, we recorded a loss on asset impairment totaling $22.7 million to reduce the aggregate carrying value of this property from $42.3 million to its estimated fair value of $19.6 million.

We expect to reinvest the capital received from dispositions to purchase new properties or make other investments that further our long-term strategic goals. However, we anticipate that we may not be able to make acquisitions or other investments with the proceeds of the dispositions at the same pace that we are making such dispositions. Thus, as we transform our portfolio over the next several years, the timing of dispositions and acquisitions may cause significant shifts in our balance sheet, particularly with respect to our real estate assets and cash. If our real estate investments decrease significantly, income from operations and distributions to shareholders may also decline.

Prior to September 30, 2014, we were externally managed by RMR. We paid $43.9 million in cash and shares of our common stock for various business management fees and the business management incentive fee to RMR under the business management agreement during the year ended December 31, 2014. These amounts are included in general and administrative expenses in our consolidated financial statements.

Effective September 30, 2014, we terminated our business and property management relationships with RMR for our U.S. properties pursuant to a termination and cooperation agreement, which we refer to as the Termination Agreement. RMR continues to manage our Australian assets pursuant to an existing management agreement, which is scheduled to terminate on December 31, 2015. Under the Termination Agreement, in lieu of the business management fees and the business management incentive fee, we have agreed to pay RMR $1.2 million per month for transition services from October 1, 2014 to February 28, 2015. The payment of the transition fee also covers continued management and other services for the Australian assets through February 28, 2015. If we require such services beyond February 28, 2015, we have agreed to pay Manager $0.1 million per month until the Australia management agreement is terminated. The $3.6 million incurred pursuant to the Termination Agreement for the year ended December 31, 2014, is included in general and administrative expenses in our consolidated financial statements.

Effective October 1, 2014, we engaged CBRE to conduct our day-to-day property management services for our U.S. properties. We pay CBRE a property-by-property management services fee and may engage CBRE from time-to-time to perform project management services, such as coordinating and overseeing the completion of tenant improvements and other capital projects at the properties. We also paid CBRE a $600,000 transition services fee, which is included in general and administrative expenses in our consolidated financial statements, for the transition services provided by CBRE. We will reimburse CBRE for certain expenses incurred in the performance of its duties, including personnel costs and equipment costs.

On July 9, 2014, we sold our entire stake of 22,000,000 common shares of SIR resulting in aggregate proceeds to us of approximately $704.8 million in cash. SIR was our 100% owned subsidiary until March 12, 2012, on which date SIR completed an initial public offering and became our consolidated but not wholly-owned subsidiary. Following a subsequent offering of SIR shares to the public on July 2, 2013, our investment in SIR was reduced below 50%. Consequently, effective July 2, 2013 through July 9, 2014, we no longer consolidated our investment in SIR but instead accounted for such investment under the equity method. As of July 9, 2014, we no longer have any interest in SIR, resulting in a reduction in equity investments on our balance sheet.
On March 31, 2014, we owned 12.5% of Affiliates Insurance Company, or AIC, an insurance company then owned in equal proportion by us, RMR, and six other companies to which RMR provides management services. On March 25, 2014, as a result of the removal of all of our former Trustees, we underwent a change in control, as defined in the shareholders’ agreement among us, the other shareholders of AIC, and AIC. As a result of this change in control and in accordance with the terms of the shareholders' agreement, the other shareholders of AIC, on May 9, 2014, exercised their right to purchase the 20,000 shares of AIC that we owned. We received $5.8 million in aggregate proceeds from this sale and no longer hold any interest in AIC.

 Since the internalization of management, we have focused on deleveraging our balance sheet. From May 23, 2014 to December 31, 2014, we prepaid $292.5 million of mortgage debt using cash on hand, repaid the $235.0 million balance on our revolving credit facility, prepaid at par $158.4 million of our unsecured senior notes and prepaid $100.0 million of our term loan, reducing our term loan borrowings to $400.0 million.

On January 29, 2015, we entered into a new credit agreement, pursuant to which the lenders agreed to provide (i) a $750.0 million unsecured revolving credit facility, (ii) a $200.0 million 5-year term loan facility and (iii) a $200.0 million 7-year term loan facility. The new credit agreement, which replaces our prior credit agreement and our prior term loan agreement, reduces the interest rate and extends the term of our revolving credit facility and term loan borrowings.  The revolving credit facility has a scheduled maturity date of January 28, 2019, with two six-month extension options subject to certain conditions and the payment of an extension fee. The 5-year term loan and the 7-year term loan have scheduled maturity dates of January 28, 2020 and January 28, 2022, respectively, and have been fully funded. We used the proceeds from the new term loans to repay all amounts outstanding and due under the previous term loan agreement. We do not currently have any amounts outstanding under the revolving credit facility.
Property Operations
Occupancy data for 2014 and 2013 is as follows (square feet in thousands):

	All Properties(1)		Comparable Properties(2)
	As of December 31,		As of December 31,
	2014	2013	2014	2013
Total properties	156	156	156	156
Total square feet(3)	42,919	42,915	42,919	42,915
Percent leased(4)	85.8%	87.0%	85.8%	87.0%

(1)	Excludes properties classified in discontinued operations.

(2)	Based on properties owned continuously since January 1, 2013 and excludes properties classified in discontinued operations.

(3)	The change in total square feet from December 31, 2013 to 2014 is a result of remeasuring certain spaces.

(4)	Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.
The weighted average lease term based on square feet for leases entered into during the year ended December 31, 2014 was 6.8 years.  Commitments for tenant improvements, leasing commissions, tenant concessions, including free rent and tenant reimbursements, for leases entered into during the year ended December 31, 2014 totaled $88.6 million, or $18.48 per square foot on average (approximately $2.72 per square foot per year of the lease term).

As of December 31, 2014, approximately 11.1% of our leased square feet and 11.3% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2015. Renewed and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated. Lease expirations by year, as of December 31, 2014, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring	Square Feet Expiring(1)	% of Square Feet Expiring(1)	Cumulative % of Square Feet Expiring(1)	Annualized Rental Revenue Expiring(2)	% of Annualized Rental Revenue Expiring(2)	Cumulative % of Annualized Rental Revenue Expiring(2)
2015	411	4,101	11.1%	11.1%	$88,674	11.3%	11.3%
2016	305	4,588	12.5%	23.6%	83,616	10.6%	21.9%
2017	279	3,691	10.0%	33.6%	80,566	10.3%	32.2%
2018	230	4,187	11.4%	45.0%	91,443	11.6%	43.8%
2019	177	3,751	10.2%	55.2%	70,949	9.0%	52.8%
2020	123	3,829	10.4%	65.6%	82,362	10.5%	63.3%
2021	83	2,329	6.3%	71.9%	51,120	6.5%	69.8%
2022	60	1,966	5.3%	77.2%	39,661	5.1%	74.9%
2023	63	2,804	7.6%	84.8%	68,063	8.7%	83.6%
2024	38	1,278	3.5%	88.3%	28,008	3.6%	87.2%
Thereafter	56	4,316	11.7%	100.0%	100,728	12.8%	100.0%
	1,825	36,840	100.0%		$785,190	100.0%
Weighted average remaining lease term (in years):		5.6			5.9

(1)
Square feet is pursuant to existing leases as of December 31, 2014, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to existing leases as of December 31, 2014, plus straight line rent adjustments and estimated recurring expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

A principal source of funds for our operations is rents from tenants at our properties. Rents are generally received from our tenants monthly in advance, except from our government tenants, who usually pay rents monthly in arrears. As of December 31, 2014, tenants responsible for 1% or more of our total annualized rental revenue were as follows (square feet in thousands):

	Tenant	Square Feet(1)	% of Total Square Feet(1)	% of Annualized Rental Revenue(2)	Weighted Average Remaining Lease Term
1.	Office Depot, Inc.	651	1.5%	2.2%	8.7
2.	Expedia, Inc.	398	0.9%	2.2%	3.8
3.	John Wiley & Sons, Inc	386	0.9%	2.0%	18.2
4.	Telstra Corporation Limited	311	0.7%	1.9%	5.4
5.	PNC Financial Services Group	587	1.4%	1.9%	6.1
6.	U.S. Government	463	1.1%	1.6%	5.2
7.	Royal Dutch Shell plc	700	1.6%	1.4%	11.3
8.	J.P. Morgan Chase & Co.	388	0.9%	1.4%	9.4
9.	Flextronics International Ltd.	1,051	2.4%	1.4%	5.0
10.	United Healthcare Services Inc.	479	1.1%	1.3%	7.9
11.	The Bank of New York Mellon Corp.	395	0.9%	1.3%	2.9
12.	Carmike Cinemas, Inc.	417	1.0%	1.2%	1.7
13.	Bankers Life and Casualty Company	349	0.8%	1.2%	5.8
14.	Jones Day	343	0.8%	1.2%	11.5
15.	Wells Fargo & Co	350	0.8%	1.2%	3.5
16.	Level 3 Communications, Inc.	219	0.5%	1.1%	5.3
17.	Towers Watson & Co	348	0.8%	1.1%	4.4
18.	Ballard Spahr LLP	218	0.5%	1.1%	15.1
19.	RE/MAX Holdings, Inc	248	0.6%	1.0%	13.3
	Total	8,301	19.2%	27.7%	7.3

(1)
Square feet is pursuant to existing leases as of December 31, 2014, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to existing leases as of December 31, 2014, plus straight line rent adjustments and estimated recurring expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

Investment and Disposition Activities
On June 27, 2014, we sold one CBD property (two buildings) and 13 suburban properties (41 buildings) with a combined 2,784,098 square feet for an aggregate sales price of $215.9 million, excluding mortgage debt repayments and closing costs.  These properties were part of our former Trustees’ business plan to reposition our portfolio.  As of December 31, 2014, all of the properties that were part of our former Trustees’ business plan to reposition our portfolio, except for the properties noted above that were reclassified to held and used in operations in 2014, have been sold.
For more information regarding these transactions, see Note 4 to the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.
Financing Activities
Mortgage Debt. On March 11, 2014, we prepaid $12.0 million of 4.95% mortgage debt.  On June 27, 2014, we repaid $11.2 million of 6.14% mortgage debt and $8.5 million of 5.78% mortgage debt in connection with the sale of the related properties and recognized a loss on early extinguishment of debt of $3.3 million from prepayment premiums and the write off of unamortized discounts and deferred financing fees. On August 1, 2014, we prepaid at par $265.0 million of 5.68% mortgage debt at 600 West Chicago Avenue and recognized a net gain on early extinguishment of debt of $6.7 million from the write-off of unamortized premiums and deferred financing fees. On October 31, 2014 we repaid at par the $7.8 million of 5.99% mortgage debt encumbering 6200 Glenn Carlson Drive.

Unsecured Debt. On July 18, 2014, we repaid the $235.0 million balance on our revolving credit facility, on September 15, 2014, we prepaid at par $33.4 million of our 6.40% unsecured senior notes due 2015, and on November 17, 2014 we repaid at par $125.0 million of our 7.50% unsecured senior notes due 2019. On December 5, 2014, we repaid $100.0 million of our unsecured term loan.

For more information regarding our financing sources and activities, please see the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources" in Part II, Item 7 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
Year Ended December 31, 2014, Compared to Year Ended December 31, 2013

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Year Ended December 31,
	2014	2013	$ Change	% Change	2014	2013	2014	2013	$ Change	% Change
	(in thousands, except per share data)
Revenues:
Rental income:
CBD properties	$436,426	$437,945	$(1,519)	(0.3)%	$—	$1,771	$436,426	$439,716	$(3,290)	(0.7)%
Suburban properties	255,287	248,284	7,003	2.8%	(14)	75,262	255,273	323,546	(68,273)	(21.1)%
Rental income	691,713	686,229	5,484	0.8%	(14)	77,033	691,699	763,262	(71,563)	(9.4)%

Tenant reimbursements and other income:
CBD properties	112,550	119,422	(6,872)	(5.8)%	(69)	930	112,481	120,352	(7,871)	(6.5)%
Suburban properties	57,535	56,755	780	1.4%	142	12,660	57,677	69,415	(11,738)	(16.9)%
Tenant reimbursements and other income	170,085	176,177	(6,092)	(3.5)%	73	13,590	170,158	189,767	(19,609)	(10.3)%

Operating expenses:
CBD properties	260,061	264,718	(4,657)	(1.8)%	(295)	1,044	259,766	265,762	(5,996)	(2.3)%
Suburban properties	128,129	128,377	(248)	(0.2)%	87	15,906	128,216	144,283	(16,067)	(11.1)%
Operating expenses	388,190	393,095	(4,905)	(1.2)%	(208)	16,950	387,982	410,045	(22,063)	(5.4)%

NOI(3):
CBD properties	288,915	292,649	(3,734)	(1.3)%	226	1,657	289,141	294,306	(5,165)	(1.8)%
Suburban properties	184,693	176,662	8,031	4.5%	41	72,016	184,734	248,678	(63,944)	(25.7)%
NOI	$473,608	$469,311	$4,297	0.9%	$267	$73,673	473,875	542,984	(69,109)	(12.7)%

Other expenses:
Depreciation and amortization							227,532	234,402	(6,870)	(2.9)%
General and administrative							113,155	80,504	32,651	40.6%
Loss on asset impairment							185,067	124,253	60,814	48.9%
Acquisition related costs							5	318	(313)	(98.4)%
Total other expenses							525,759	439,477	86,282	19.6%
Operating (loss) income							(51,884)	103,507	(155,391)	(150.1)%
Interest and other income							1,561	1,229	332	27.0%
Interest expense							(143,230)	(173,011)	29,781	(17.2)%
Gain (loss) on early extinguishment of debt							4,909	(60,052)	64,961	(108.2)%
Gain on sale of equity investments							171,561	66,293	105,268	158.8%
Gain on issuance of shares by an equity investee							17,020	—	17,020	100.0%
Income (loss) from continuing operations before income tax expense and equity in earnings of investees							(63)	(62,034)	61,971	(99.9)%
Income tax expense							(3,191)	(2,634)	(557)	21.1%
Equity in earnings of investees							24,460	25,754	(1,294)	(5.0)%
Income (loss) from continuing operations							21,206	(38,914)	60,120	(154.5)%
Discontinued operations:
Income from discontinued operations							8,389	6,393	1,996	31.2%
Loss on asset impairment from discontinued operations							(2,238)	(102,869)	100,631	(97.8)%
Loss on early extinguishment of debt from discontinued operations							(3,345)	(1,011)	(2,334)	230.9%
Net loss on sale of properties from discontinued operations							—	(22,162)	22,162	(100.0)%
Income (loss) before gain on sale of properties							24,012	(158,563)	182,575	(115.1)%
Gain on sale of properties							—	1,596	(1,596)	(100.0)%
Net income (loss)							24,012	(156,967)	180,979	(115.3)%
Net income attributable to noncontrolling interest in consolidated subsidiary							—	(20,093)	20,093	(100.0)%
Net income (loss) attributable to Equity Commonwealth							24,012	(177,060)	201,072	(113.6)%
Preferred distributions							(32,095)	(44,604)	12,509	(28.0)%
Distribution on conversion of preferred shares							(16,205)	—	(16,205)	100.0%
Net (loss) income attributable to Equity Commonwealth common shareholders							$(24,288)	$(221,664)	$197,376	(89.0)%

(1)	Comparable properties consist of 156 properties (262 buildings) we owned continuously from January 1, 2013 to December 31, 2014.

(2)	Other properties consist of properties owned by SIR and GOV.

(3)
We calculate net operating income, or NOI, as shown above.  We define NOI as income from our real estate including lease termination fees received from tenants less our property operating expenses, which expenses include property marketing costs.  NOI excludes amortization of capitalized tenant improvement costs and leasing commissions.  We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties.  We use NOI internally to evaluate individual, regional and combined property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs.  The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties’ results of operations.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, net income attributable to Equity Commonwealth, net income attributable to Equity Commonwealth common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  This measure should be considered in conjunction with net income, net income attributable to Equity Commonwealth, net income attributable to Equity Commonwealth common shareholders, operating income and cash flow from operating activities as presented in our condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss) and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate NOI differently than we do.

We refer to the 156 properties (262 buildings) we owned continuously from January 1, 2013 to December 31, 2014, as comparable properties.  We refer to the properties owned by SIR as other properties.  Our condensed consolidated statements of operations for the years ended December 31, 2014 and 2013 include the operating results of 156 properties for the entire periods, as we owned these properties as of January 1, 2013.  Our condensed consolidated statement of operations for the year ended December 31, 2013 also includes the operating results of properties owned by SIR when SIR was our consolidated subsidiary, which was until July 2, 2013.

Rental income. Rental income decreased $71.6 million in the 2014 period, compared to the 2013 period, due to a decrease of $77.0 million primarily related to the deconsolidation of SIR discussed above, and a decrease at our comparable CBD properties totaling $1.5 million, partially offset by an increase at our comparable suburban properties totaling $7.0 million. The increase in comparable property rental income from our suburban segment primarily reflects approximately $8.5 million received from the settlement of litigation with a former tenant at one of our suburban properties. The decrease in comparable property rental income from our CBD segment primarily reflects a decrease in non-cash straight line rent adjustments, partially offset by an increase in parking income and early termination revenue. Rental income includes non-cash straight line rent adjustments totaling $12.5 million in the 2014 period and $31.8 million in the 2013 period, which includes $5.7 million related to SIR, and net reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $10.7 million in the 2014 period and $10.3 million in the 2013 period. Rental income also includes the recognition of lease termination fees totaling $4.7 million in the 2014 period and $2.8 million in the 2013 period.

Tenant reimbursements and other income. Tenant reimbursements and other income decreased $19.6 million in the 2014 period, compared to the 2013 period, due to a decrease in tenant reimbursements and other income totaling $13.5 million primarily related to the deconsolidation of SIR discussed above, and a decrease in tenant reimbursements and other income at our comparable CBD properties totaling $6.9 million, partially offset by an increase in tenant reimbursements and other income at our comparable suburban properties totaling $0.8 million. The decrease in comparable property tenant reimbursements and other income from our CBD segment primarily reflects decreases in real estate taxes and the related tenant reimbursements at some of our CBD properties. The increase in comparable property tenant reimbursements and other income from our suburban segment primarily reflects increases in real estate taxes and the related tenant reimbursements.

Operating expenses. The decrease in operating expenses during the 2014 period totaling $22.1 million reflects a decrease in operating expenses totaling $17.2 million primarily related to the deconsolidation of SIR discussed above, and a decrease in operating expenses at our comparable CBD properties totaling $4.7 million and a decrease in operating expenses at our comparable suburban properties totaling $0.2 million. The decrease in operating expenses at our CBD properties primarily reflects decreases in real estate tax assessments and reduced rates in certain markets, partially offset by increases in utility expenses and snow removal costs related to the more severe winter season during the 2014 period, compared to the 2013 period.

General and administrative expense. The increase in general and administrative expenses primarily relates to $23.4 million for the shareholder approval of reimbursement of expenses incurred by Related/Corvex in connection with their consent solicitation to remove our former Trustees, $3.6 million of expenses related to the termination and cooperation agreement with RMR, the internalization of our management and an increase of $15.0 million related to business management incentive fees. These increases were partially offset by a $19.6 million decrease related to legal and litigation expenses.

Loss on asset impairment. The loss on asset impairment in the 2014 period primarily includes impairment losses recorded in the fourth quarter of 2014 as a result of the change in the anticipated holding period for certain properties and an impairment loss recorded in the second quarter of 2014 on a property for which we made the decision to cease making loan servicing payments. The loss on asset impairment in the 2013 period reflects the write down to estimated fair value, less costs to sell for properties that were being marketed for sale.

Interest and other income. The increase in interest and other income primarily reflects an increase in interest income due to higher cash balances in the current year.

Interest expense. The decrease in interest expense primarily reflects the repurchase of $670.3 million of our unsecured senior notes pursuant to the tender offer we completed in March 2013, the prepayment of $99.0 million of our 5.75% unsecured senior notes in October 2013, the prepayment of $265.0 million of 5.68% mortgage debt in August 2014, the prepayment of $33.4 million of our 6.40% unsecured notes in September 2014, the prepayment of $125.0 million of our 7.50% unsecured notes in November 2014 and the payment of $100.0 million of our term loan in December 2014.

Gain (loss) on early extinguishment of debt. The gain on early extinguishment of debt in the 2014 period primarily reflects the write-off of unamortized premiums net of deferred financing fees related to the prepayment of $265.0 million of 5.68% mortgage debt in August 2014, partially offset by the write off of deferred financing fees related to the prepayment of $125.0 million of our 7.50% unsecured senior notes due 2019. The loss on early extinguishment of debt in the 2013 period primarily reflects the difference between $726.2 million paid to repurchase $670.3 million of our unsecured senior notes pursuant to the tender offer we completed in March 2013, plus the write off of unamortized discounts and deferred financing fees and expenses.

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

Gain on issuance of shares by an equity investee. The gain on issuance of shares by an equity investee primarily reflects the issuance of 10,000,000 common shares by SIR during the year ended December 31, 2014 at prices above our per share carrying value.

Income tax expense. The increase in income tax expense reflects higher Australian taxable income in the 2014 period as compared to the 2013 period.

Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from SIR and AIC during the 2014 period, and from SIR, GOV and AIC during the 2013 period. The decrease in earnings of investees primarily reflects our proportionate share of earnings from SIR since we began accounting for our investment in SIR using the equity method in July 2013, partially offset by the sale of our entire stake of 22,000,000 common shares of SIR on July 9, 2014, the sale of our investment in AIC on May 9, 2014 and our sale in March 2013 of all 9,950,000 common shares that we owned of GOV.

Income from discontinued operations. The increase in income from discontinued operations primarily reflects the decline in depreciation expense from ceasing depreciation when assets are reclassified as held for sale, partially offset by the decline in NOI from 14 properties (43 buildings) that were sold in 2014 and 43 properties (134 buildings) and a land parcel sold during 2013.

Loss on asset impairment from discontinued operations. The 2014 loss on asset impairment reflects the write down to estimated fair value less costs to sell for 14 properties (43 buildings) sold during 2014. The 2013 loss on asset impairment reflects the write down to estimated fair value less costs to sell for 36 properties (76 buildings) sold during the year ended December 31, 2013.

Loss on early extinguishment of debt from discontinued operations. The 2014 loss on early extinguishment of debt reflects prepayment premiums and the write off of unamortized discounts and deferred financing fees associated with the repayment of $11.2 million of 6.14% mortgage debt and $8.5 million of 5.78% mortgage debt in June 2014. The 2013 loss on early extinguishment of debt reflects the write off of unamortized discount and a prepayment premium associated with the prepayment of $7.1 million of 5.76% mortgage debt in December 2013.

Net loss on sale of properties from discontinued operations. Net loss on sale of properties in the 2013 period reflects losses totaling $22.2 million from the sale of 43 suburban properties (134 buildings) and a land parcel during the 2013 period.

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

Preferred distributions. The decrease in preferred distributions in the 2014 period reflects the conversion of 10,264,503 of our series D preferred shares into 10,412,499 of our common shares during the year ended December 31, 2014.

Distribution on conversion of preferred shares. As a result of the conversion of our series D preferred shares in May 2014, we recorded a preferred distribution of $16.2 million for the excess of the market value of the common shares issued above the carrying value of the series D preferred shares converted.

Year Ended December 31, 2013, Compared to Year Ended December 31, 2012

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Year Ended December 31,
	2013	2012	$ Change	% Change	2013	2012	2013	2012	$ Change	% Change
	(in thousands)
Revenues:
Rental income:
CBD properties	$373,293	$384,998	$(11,705)	(3.0)%	$66,423	$38,455	$439,716	$423,453	$16,263	3.8%
Suburban properties	248,284	248,347	(63)	—%	75,262	102,800	323,546	351,147	(27,601)	(7.9)%
Rental income	621,577	633,345	(11,768)	(1.9)%	141,685	141,255	763,262	774,600	(11,338)	(1.5)%
Tenant reimbursements and other income:
CBD properties	93,882	96,195	(2,313)	(2.4)%	26,470	20,131	120,352	116,326	4,026	3.5%
Suburban properties	56,755	53,984	2,771	5.1%	12,660	16,177	69,415	70,161	(746)	(1.1)%
Tenant reimbursements and other income	150,637	150,179	458	0.3%	39,130	36,308	189,767	186,487	3,280	1.8%
Operating expenses:
CBD properties	217,491	219,091	(1,600)	(0.7)%	48,271	29,878	265,762	248,969	16,793	6.7%
Suburban properties	128,377	126,728	1,649	1.3%	15,906	21,976	144,283	148,704	(4,421)	(3.0)%
Operating expenses	345,868	345,819	49	—%	64,177	51,854	410,045	397,673	12,372	3.1%
Net operating income(3):
CBD properties	249,684	262,102	(12,418)	(4.7)%	44,622	28,708	294,306	290,810	3,496	1.2%
Suburban properties	176,662	175,603	1,059	0.6%	72,016	97,001	248,678	272,604	(23,926)	(8.8)%
Net operating income	$426,346	$437,705	$(11,359)	(2.6)%	$116,638	$125,709	542,984	563,414	(20,430)	(3.6)%
Other expenses:
Depreciation and amortization							234,402	230,284	4,118	1.8%
General and administrative							80,504	49,312	31,192	63.3%
Loss on asset impairment							124,253	—	124,253	100.0%
Acquisition related costs							318	5,648	(5,330)	(94.4)%
Total other expenses							439,477	285,244	154,233	54.1%
Operating income							103,507	278,170	(174,663)	(62.8)%
Interest and other income							1,229	1,410	(181)	(12.8)%
Interest expense							(173,011)	(202,055)	29,044	(14.4)%
Loss on early extinguishment of debt							(60,052)	(287)	(59,765)	20,824.0%
Gain on sale of equity investment							66,293	—	66,293	100.0%
Gain on issuance of shares by an equity investee							—	7,246	(7,246)	(100.0)%
(Loss) income from continuing operations before income tax expense and equity in earnings of investees							(62,034)	84,484	(146,518)	(173.4)%
Income tax expense							(2,634)	(3,207)	573	(17.9)%
Equity in earnings of investees							25,754	11,420	14,334	125.5%
(Loss) income from continuing operations							(38,914)	92,697	(131,611)	(142.0)%
Discontinued operations:
Income (loss) from discontinued operations							6,393	(4,341)	10,734	(247.3)%
Loss on asset impairment from discontinued operations							(102,869)	(168,632)	65,763	(39.0)%
Loss on early extinguishment of debt from discontinued operations							(1,011)	(1,608)	597	(37.1)%
Net (loss) gain on sale of properties from discontinued operations							(22,162)	2,039	(24,201)	(1,186.9)%
Loss before gain on sale of properties							(158,563)	(79,845)	(78,718)	98.6%
Gain on sale of properties							1,596	—	1,596	100.0%
Net loss							(156,967)	(79,845)	(77,122)	96.6%
Net income attributable to noncontrolling interest in consolidated subsidiary							(20,093)	(15,576)	(4,517)	29.0%
Net loss attributable to Equity Commonwealth							(177,060)	(95,421)	(81,639)	85.6%
Preferred distributions							(44,604)	(51,552)	6,948	(13.5)%
Excess redemption price paid over carrying value of preferred shares							—	(4,985)	4,985	(100.0)%
Net loss attributable to Equity Commonweatlh common shareholders							$(221,664)	$(151,958)	$(69,706)	45.9%

(1)	Comparable properties consist of 152 properties (256 buildings) we owned continuously from January 1, 2012 to December 31, 2013.

(2)
Other properties consist of: (i) four properties (six buildings) we owned on December 31, 2013 and 2012, respectively, that we acquired during 2012, and (ii) properties owned by SIR when SIR was our consolidated subsidiary.

(3)	See Note 3 on page 58 for further information regarding NOI.
Rental income.    Rental income decreased for the year ended December 31, 2013 compared to the same period in 2012, primarily due to a decrease in rental income from SIR properties, as SIR was recorded in our consolidated results through July 2, 2013 and a decrease in rental income at our comparable properties, partially offset by our acquisition of four CBD properties (six buildings) in 2012. The decrease in comparable property rental income from our CBD segment of $11.7 million primarily reflects a decrease in base rent due to a significant decrease in occupancy at one of our properties. Rental income includes non-cash straight line rent adjustments totaling $31.8 million in the 2013 period and $38.8 million in the 2012 period and reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $10.3 million in the 2013 period and $10.6 million in the 2012 period. Rental income also includes lease termination fees totaling $2.8 million in the 2013 period and $5.4 million in the 2012 period.
Tenant reimbursements and other income.    Tenant reimbursements and other income increased $3.3 million, or 1.8%, primarily reflecting our acquisition of four CBD properties in the 2012 period, partially offset by tenant reimbursements and other income received from SIR properties while SIR was recorded in our consolidated results through July 2, 2013.
Operating expenses.    The increase in operating expenses primarily reflects our acquisition of four CBD properties (six buildings) since January 1, 2012, partially offset by a decrease in operating expenses from SIR properties while SIR was recorded in our consolidated results through July 2, 2013.
Total other expenses.    The increase in total other expenses primarily reflects property acquisitions, depreciation resulting from acquisitions and capital improvements we made since January 1, 2012, and an increase in general and administrative expenses primarily related to $30.4 million of shareholder litigation costs and related expenses and a loss on asset impairment in 2013, partially offset by lower acquisition related costs in the 2013 period compared to the 2012 period. Acquisition related costs recognized in the 2013 period reflect the reversal of estimated acquisition related costs that were over accrued in 2012.
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
Income (loss) from discontinued operations.    The change in income (loss) from discontinued operations reflects the the increase in NOI in the 2013 period as compared to the 2012 period from 14 properties (43 buildings) that were being marketed for sale as of December 31, 2013 and subsequently sold in 2014, 43 properties (134 buildings) and a land parcel sold in the 2013 period and three properties (three buildings) sold in the 2012 period.

Loss on asset impairment from discontinued operations.    The 2013 loss on asset impairment reflects the write down to estimated fair value less costs to sell for 36 properties (76 buildings) sold during the year ended December 31, 2013. The 2012 loss on asset impairment reflects the write down to estimated fair value less costs to sell for 31 properties (58 buildings) that were being marketed for sale as of December 31, 2012 and subsequently sold in 2013.
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
In periods of rapid inflation, our tenants' operating costs may increase faster than revenues, which may have an adverse impact upon us if our tenants' operating income becomes insufficient to pay our rent. To mitigate the adverse impact of tenant financial distress upon us, we require many of our tenants to provide guarantees or security for our rent.
LIQUIDITY AND CAPITAL RESOURCES
Our Operating Liquidity and Resources
The items discussed in the section are the Company’s short-term liquidity needs and resources.

As of December 31, 2014, we had $379.1 million of cash and cash equivalents.  We expect to use our cash balances, cash flow from our operations and proceeds of property sales to fund our operations, debt repayments, distributions, future property acquisitions, tenant improvements and leasing costs and other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

Our future cash flows from operating activities will depend primarily upon our:

•	ability to maintain or improve the occupancy of, and the rental rates at, our properties;

•	ability to control operating cost increases at our properties; and

•	ability to purchase additional properties which produce rents, less property operating expenses, in excess of our costs of acquisition capital.

Volatility in energy costs may cause our future operating costs to fluctuate; however, the impact of these fluctuations is expected to be somewhat offset by the pass through of operating costs to our tenants pursuant to lease terms, although there can be no assurance that we will be able to successfully offset these costs or that doing so would not negatively impact our competitive position or business.

Our future purchases of properties cannot be accurately projected because such purchases depend upon available opportunities which come to our attention, which we determine appropriate for us to purchase and upon our ability to successfully complete such acquisitions.
Cash flows provided by (used in) operating, investing and financing activities were $200.4 million, $804.4 million and $(847.0) million, respectively, for the year ended December 31, 2014, and $234.7 million, $187.9 million and $(301.0) million, respectively, for the year ended December 31, 2013. For the period from January 1, 2013 to July 2, 2013, cash flows provided by operating activities related to SIR, which are included in our consolidated statements of cash flows, totaled $52.6 million, cash flows used in investing activities related to SIR totaled $165.5 million, and cash flows provided by financing activities related to SIR totaled $104.8 million. As noted previously, SIR ceased to be our consolidated subsidiary as of July 2, 2013. Other changes in these three categories of our cash flows between 2014 and 2013 are primarily related to the sale of our SIR common shares during the 2014 period, the sale of our GOV common shares during the 2013 period, our dispositions of properties, our issuance of common shares during the 2013 period, our repayments of debt during the 2014 period, our borrowings and repayments and repurchases of debt during the 2013 period, and our distributions on our common and preferred shares.
Our Investment and Financing Liquidity and Resources
In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain an unsecured revolving credit facility with a group of institutional lenders. On January 29, 2015, we entered into a new credit agreement, pursuant to which the lenders agreed to provide (i) a $750.0 million unsecured revolving credit facility, (ii) a $200.0 million 5-year term loan facility and (iii) a $200.0 million 7-year term loan facility. The new agreement replaces our prior credit agreement, dated as of August 9, 2010, and our prior term loan agreement, dated as of December 16, 2010.  The revolving credit facility has a scheduled maturity date of January 28, 2019, which maturity date may be extended for up to two additional periods of six months at our option subject to satisfaction of certain conditions and the payment of an extension fee of 0.075% of the aggregate amount available under the revolving credit facility. The 5-year term loan and the 7-year term loan have scheduled maturity dates of January 28, 2020 and January 28, 2022, respectively. We used the proceeds of borrowings under the credit agreement to repay all amounts outstanding and due under the previous term loan agreement.
The maturity date of the previous $750.0 million revolving credit facility was October 19, 2015. Borrowings under our previous revolving credit facility had an interest rate of LIBOR plus a premium, which was 150 basis points as of December 31, 2014. We also paid a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee were subject to adjustment based upon changes to our credit ratings. As of December 31, 2014, the interest rate payable under our revolving credit facility was 1.7% as of December 31, 2014. As of December 31, 2014 and February 18, 2015, we had no balance outstanding under our revolving credit facility.
We also had an unsecured term loan that was set to mature in December 2016 and was prepayable without penalty at any time. On December 5, 2014, we paid $100.0 million of the unsecured term loan, reducing our term loan borrowings to $400.0 million. Our term loan had an interest rate of LIBOR plus a premium, which was 185 basis points as of December 31, 2014. The interest rate premium was subject to adjustment based upon changes to our credit ratings. As of December 31, 2014, the interest rate for the amount outstanding under our term loan was 2.0%.
On August 1, 2014, we prepaid at par the $265.0 million of 5.68% mortgage debt at 600 West Chicago Avenue and on September 15, 2014, we prepaid at par $33.4 million of our 6.4% unsecured senior notes due 2015. On November 17, 2014, we repaid at par $125.0 million of our 7.50% unsecured senior notes due 2019.
During the year ended December 31, 2014, we paid distributions on our common shares totaling $29.6 million. We also paid an aggregate of $32.1 million of distributions on our series D and series E preferred shares. In January 2015, our Board of Trustees declared dividends of $0.40625 per series D preferred share and $0.453125 per series E preferred share, both of which are expected to be paid on February 17, 2015 to shareholders of record on February 2, 2015.

Our outstanding debt maturities and weighted average interest rates as of December 31, 2014, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
Year	Unsecured Floating Rate Debt		Unsecured Fixed Rate Debt	Secured Fixed Rate Debt		Total(1)	Weighted Average Interest Rate(2)
2015	$—		$138,773	$7,200		$145,973	5.8%
2016	400,000	(3)	139,104	309,604		848,708	4.1%
2017	—		250,000	45,592	(4)	295,592	6.2%
2018	—		250,000	4,614		254,614	6.6%
2019	—		—	165,422	(5)	165,422	5.7%
2020	—		250,000	2,523		252,523	5.9%
2021	—		—	60,470		60,470	5.5%
2022	—		—	799		799	5.9%
2023	—		—	702		702	5.7%
2024	—		—	743		743	5.7%
Thereafter	—		175,000	991		175,991	5.8%
	$400,000		$1,202,877	$598,660		$2,201,537	5.3%

(1)	Total debt outstanding as of December 31, 2014, including net unamortized premiums and discounts, equals $2,207,665.

(2)	Weighted based on current contractual interest rates.

(3)
Represents amounts outstanding under our term loan which matures on December 15, 2016. On January 29, 2015, we entered into a new revolving credit facility and term loan. The new term loan has scheduled maturity dates in 2020 and 2022.

(4)
On October 10, 2014, we were notified by the lender that our decision to cease making loan servicing payments on the mortgage loan secured by 225 Water Street created an event of default effective July 11, 2014, and the lender has exercised its option to accelerate the maturity of the unpaid balance of $40,059. The lender has filed a suit of foreclosure for this property. Since July 11, 2014, we have accrued interest on this loan at 10.03%, to include the 4.0% of default interest.

(5)
We have a mortgage loan with an aggregate outstanding principal balance as of December 31, 2014 of $171,498 secured by 1735 Market Street that matures in 2019. Interest on this loan is payable at a rate equal to a premium over LIBOR, but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% per year until December 1, 2016.

For a description of our financing activities since January 1, 2014, see "Financing Activities" above. Also, for further information about our indebtedness, see Note 9 to the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.
When significant amounts are outstanding under our revolving credit facility, or as the maturity dates of our revolving credit facility and term debts approach, we explore alternatives for the repayment of amounts due. Such alternatives may include incurring additional debt and issuing new equity securities, extending the maturity of our revolving credit facility and entering into a new revolving credit facility. On January 29, 2015, we entered into a new unsecured revolving credit facility and term loan that replaced the current $750.0 million unsecured revolving credit facility that was set to mature on October 19, 2015 and the $500.0 million unsecured term loan, which had a $400.0 million balance outstanding as of December 31, 2014, that was set to mature on December 15, 2016. We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.
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
Between January 1, 2014 and July 9, 2014, we received cash distributions totaling $20.7 million from SIR. During the second quarter of 2014, SIR issued 10,000,000 common shares in a public offering for $29.00 per common share, raising net proceeds (after deducting underwriters’ discounts and commissions and expenses) of approximately $277.4 million.  We recognized a gain on this sale by an equity investee of $16.9 million as a result of the per share sales price of this transaction being above our per share carrying value.  Our ownership percentage in SIR was reduced from 44.2% to 36.7% after this transaction.
On July 9, 2014, we sold our entire stake of 22,000,000 common shares of SIR for $32.04 per share, raising aggregate gross proceeds of $704.8 million.  As a result of this sale, we recognized a gain on this sale of $171.8 million, and we no longer hold any interest in SIR.  We used a portion of these proceeds to repay the $235.0 million balance on our revolving credit facility, to prepay at par the $265.0 million of 5.68% mortgage debt at 600 West Chicago Avenue, to prepay $33.4 million of 6.4% unsecured senior notes, to repay at par $125.0 million of our 7.50% unsecured senior notes due 2019 and to pay $100.0 million of our unsecured term loan.
During the year ended December 31, 2014, we sold 14 properties (43 buildings) with a combined 2,784,098 square feet for an aggregate sales price of $215.9 million, excluding mortgage debt repayments and closing costs.  For more information regarding properties that we have sold and properties classified as held for sale, see Note 4 to the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.
During the years ended December 31, 2014 and 2013, amounts capitalized at our properties, including properties classified in discontinued operations until the date those properties were sold and properties owned by SIR when SIR was a consolidated subsidiary of ours, for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Year Ended December 31,
	2014	2013
Tenant improvements(1)	$58,238	$78,806
Leasing costs(2)	37,091	41,652
Building improvements(3)	23,006	25,337
Development, redevelopment and other activities(4)	10,364	18,784

(1)	Tenant improvements include capital expenditures to improve tenants' space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs such as brokerage commissions and tenant inducements.

(3)	Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) major capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property, and (ii) major capital expenditure projects that reposition a property or result in new sources of revenue.

During the year ended December 31, 2014, commitments made for expenditures in connection with leasing space at our properties, such as tenant improvements and leasing costs, and concessions, including tenant reimbursements and free rent, excluding properties classified in discontinued operations, were as follows (dollar and square foot measures in thousands, except per square foot measures):

	New Leases	Renewals	Total
Rentable square feet leased during the year	1,164	3,628	4,792
Tenant leasing costs and concession commitments(1)	$30,701	$57,871	$88,572
Tenant leasing costs and concession commitments per rentable square foot(1)	$26.37	$15.95	$18.48
Weighted average lease term by square foot (years)	6.7	6.8	6.8
Total leasing costs and concession commitments per rentable square foot per year(1)	$3.92	$2.33	$2.72

(1)	Includes commitments made for leasing expenditures and concessions, such as improvements, leasing commissions, tenant reimbursements and free rent.
Debt Covenants
Our unsecured debt obligations at December 31, 2014, were our term loan and our publicly issued unsecured senior notes. Our publicly issued debt is governed by an indenture. Our public debt indenture and related supplements, our revolving credit facility and our term loan agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios. At December 31, 2014, we believe we were in compliance with all covenants under our indenture and related supplements, and we believe we were in compliance with all respective covenants under our revolving credit facility and our term loan agreement. In addition to our unsecured debt obligations, we had $609.2 million (including net unamortized premiums and discounts) of mortgage notes outstanding at December 31, 2014.
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
OFF BALANCE SHEET ARRANGEMENTS
As of December 31, 2014, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no swaps or hedges as of December 31, 2014, other than the cash flow hedges associated with our $171.5 million of mortgage debt described in Note 14 to the Notes to Consolidated Financial Statements and under "Quantitative and Qualitative Disclosures About Market Risk" in Part II, Item 7A of this Annual Report on Form 10-K.
CONTRACTUAL OBLIGATIONS
As of December 31, 2014, our contractual obligations were as follows (dollars in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations	$2,201,537	$145,973	$1,144,300	$420,036	$491,228
Tenant related obligations(1)	99,881	64,373	27,879	3,555	4,074
Projected interest expense(2)	576,826	115,027	151,726	67,127	242,946
Ground lease obligation(3)	137,411	1,477	2,954	2,986	129,994
Total	$3,015,655	$326,850	$1,326,859	$493,704	$868,242

(1)	Committed tenant related obligations include leasing commissions and tenant improvements and are based on leases in effect as of December 31, 2014.

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

(3)	Ground lease obligation represents payments due from us pursuant to an operating ground lease at one of our properties where we are the lessee.
FUNDS FROM OPERATIONS (FFO) AND NORMALIZED FFO

We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (NAREIT). NAREIT defines FFO as net income (loss), calculated in accordance with GAAP, excluding real estate depreciation and amortization, gains (or losses) from sales of depreciable property, impairment of depreciable real estate, and our portion of these items related to equity investees and noncontrolling interests.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we exclude certain non-cash items and items that we view as nonrecurring or impacting comparability from period to period.  We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, net income attributable to Equity Commonwealth, net income attributable to Equity Commonwealth common shareholders, operating income and cash flow from operating activities.

We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs.  FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders.  FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income attributable to Equity Commonwealth, net income attributable to Equity Commonwealth common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  These measures should be considered in conjunction with net income, net income attributable to Equity Commonwealth, net income attributable to Equity Commonwealth common shareholders, operating income and cash flow from operating activities as presented in our condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss) and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

The following table provides a reconciliation of net income (loss) attributable to Equity Commonwealth to FFO attributable to Equity Commonwealth common shareholders and a calculation to Normalized FFO attributable to Equity Commonwealth common shareholders (in thousands):

	Years Ended December 31,
	2014	2013
Reconciliation to FFO:
Net income (loss) attributable to Equity Commonwealth	$24,012	$(177,060)
Plus: Depreciation and amortization from continuing operations	227,532	234,402
Depreciation and amortization from discontinued operations	—	12,550
Loss on asset impairment from continuing operations	185,067	124,253
Loss on asset impairment from discontinued operations	2,238	102,869
FFO from equity investees	33,007	33,564
Net income attributable to noncontrolling interest	—	20,093
Less: FFO attributable to noncontrolling interest	—	(26,270)
Gain on sale of properties	—	(1,596)
Net loss on sale of properties from discontinued operations	—	22,162
Equity in earnings of investees	(24,460)	(25,754)
FFO attributable to Equity Commonwealth	447,396	319,213
Less: Preferred distributions	(32,095)	(44,604)
FFO attributable to Equity Commonwealth common shareholders	$415,301	$274,609

Reconciliation to Normalized FFO:
FFO attributable to Equity Commonwealth common shareholders	$415,301	$274,609
Recurring adjustments:
Lease value amortization from continuing operations	10,650	10,310
Lease value amortization from discontinued operations	—	(775)
Straight line rent from continuing operations	(12,531)	(31,791)
Straight line rent from discontinued operations	(226)	562
(Gain) loss on early extinguishment of debt from continuing operations	(4,909)	60,052
Loss on early extinguishment of debt from discontinued operations	3,345	1,011
Minimum cash rent from direct financing lease	8,128	8,125
Gain on sale of equity investments	(171,561)	(66,293)
Gain on issuance of shares by an equity investee	(17,020)	—
Interest earned from direct financing lease	(787)	(1,128)
Normalized FFO from equity investees, net of FFO	(3,353)	(2,530)
Normalized FFO from noncontrolling interest, net of FFO	—	1,987
Other items which affect comparability:
Shareholder litigation costs and transition-related expenses	41,281	29,874
Acquisition related costs from continuing operations	5	318
Normalized FFO attributable to Equity Commonwealth common shareholders	$268,323	$284,331
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
We allocate the consideration paid for our properties among land, buildings and improvements and, for properties that qualify as acquired businesses under the Business Combinations Topic of The FASB Accounting Standards Codification™, identified intangible assets and liabilities, consisting of the value of above market and below market leases, the value of acquired in place leases and the value of tenant relationships. Purchase price allocations and the determination of useful lives are based on our estimates and, under some circumstances, studies from independent real estate appraisal firms to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determination of useful lives.
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
We periodically evaluate our properties for possible impairments. Impairment indicators may include declining tenant occupancy, lack of progress releasing vacant space, tenant bankruptcies, low long term prospects for improvement in property performance, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows to be generated from that property. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. Projections of expected future operating cash flows require that we estimate future market rental revenue amounts subsequent to the expiration of current lease agreements, future property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's fair value and could result in the misstatement of the carrying value of our real estate assets and net income (loss).
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
RELATED PERSON TRANSACTIONS
We have engaged in certain related person transactions during the years ended December 31, 2014 and 2013, both prior to and following our Special Meeting at which our new Board of Trustees was elected.

Following the Special Meeting, we entered into transactions with certain of our existing Trustees and executive officers and shareholders owning 5% or more of our common shares, or with persons or entities associated with such persons. We entered into a one-year license agreement for office space with an entity associated with Mr. Zell, our Chairman, and Mr. Helfand, our President and Chief Executive Officer for approximately $0.2 million for the year. We entered into a one-year lease with one three-month renewal option for office space with an entity associated with Mr. Zell for approximately $0.2 million for the initial term, which lease was terminated, effective January 31, 2015, for a small termination fee. We also entered into a sublease agreement for office space, the landlord of which is an entity associated with Mr. Zell, for approximately $0.2 million for the initial approximately seven-month term. We believe that the foregoing transactions with our existing Trustees and executive officers are on market terms.

At the Special Meeting our shareholders voted to approve the reimbursement of approximately $33.5 million of expenses incurred by Related Fund Management, LLC and Corvex Management LP (together, “Related/Corvex”) since February 2013 in connection with their consent solicitations to remove our former Trustees and elect the new Board of Trustees and to engage in related litigation. At the time the reimbursement was approved, Related/Corvex, according to them, owned approximately 5.7% in the aggregate of our common shares. Approximately $16.7 million was paid and expensed during the year ended December 31, 2014.  Approximately $8.4 million will be reimbursed only if the average closing price of our common shares is at least $26.00 (as adjusted for any share splits or share dividends) during the one year period after the date on which the reimbursement was approved by shareholders, and the remaining approximately $8.4 million will be reimbursed only if the average closing price of our common shares is at least $26.00 (as adjusted for any share splits or share dividends) during the one year period between the first and second anniversaries of the date on which the reimbursement was approved by shareholders. As these future potential payments represent a “derivative liability”, we expensed approximately $6.6 million during the year ended December 31, 2014. The $6.6 million represented the fair value of this derivative liability on December 31, 2014. The total expense of $23.3 million incurred during the year ended December 31, 2014, is included in general and administrative expenses in our consolidated financial statements.

Prior to the election of our new Board of Trustees at the Special Meeting and the appointment of our current executive officers following the Special Meeting on July 31, 2014, we had historical transactions with certain of our former Trustees, former executive officers, RMR, GOV, SIR, AIC and other companies to which RMR provides management services and others affiliated with them. Certain of these transactions continued or have continued following the Special Meeting. On September 30, 2014, we entered into a termination and cooperation agreement (the "Termination Agreement") with RMR and RMR Australia Asset Management Pty Limited (“RMR Australia” and together with RMR, the "Manager"). Under the terms of the Termination Agreement, the existing business and property management agreements with RMR terminated effective September 30, 2014. Our existing Australia management agreement with RMR Australia will remain in effect until December 31, 2015, unless earlier terminated.

Pursuant to the Termination Agreement, until February 28, 2015, RMR has agreed to use best efforts to assist us in the transition of our management and operations. We have agreed to pay RMR $1.2 million per month for transition services from October 1, 2014 to February 28, 2015. The payment of the transition fee also covers continued management and other services for the Australian assets through February 28, 2015. If we require such services beyond February 28, 2015, we have agreed to pay Manager $0.1 million per month until the Australia management agreement is terminated. The $3.6 million incurred pursuant to the Termination Agreement for the year ended December 31, 2014, is included in general and administrative expenses in our consolidated financial statements.

We paid $43.9 million in cash and common shares for various business management fees and the business management incentive fee to RMR under the business management agreement during the year ended December 31, 2014. These amounts are included in general and administrative expenses in our consolidated financial statements. There is no future obligation, nor an expectation, to pay these fees to RMR.

For further information about these and other such relationships and related person transactions, see Note 19 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference, and the section captioned "Business" above in Part I, Item 1 of this Annual Report on Form 10-K. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report on Form 10-K, including "Forward Looking Statements" and Part I, Item 1A, "Risk Factors." Our filings with the SEC, including our Annual Report and our Information Statements, are available at the SEC’s website at www.sec.gov. Copies of certain of our agreements with these related parties, including our business management agreements and property management agreements with RMR and RMR Australia, various agreements we have entered into with GOV and SIR and the shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

IMPACT OF CLIMATE CHANGE
The current political debate about climate change has resulted in various treaties, laws and regulations, which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase in the future. In an effort to reduce the effects of any such increased energy costs, we continuously study ways to improve the energy efficiency at all of our properties. We are a member of the Energy Star Partner program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficiency and sustainability at commercial properties through its ENERGY STAR label program. We do not expect the direct impact of these possible increases in energy costs resulting from laws designed to address climate change to be material to our results of operations because most of the increased costs either may be the responsibility of our tenants directly or in large part may be passed through by us to our tenants as additional lease payments. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations or the financial condition of our tenants and their ability to pay rent to us.
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
At December 31, 2014, our outstanding fixed rate debt consisted of the following unsecured senior notes and secured mortgage notes (dollars in thousands):

Unsecured Senior Notes:

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense(1)	Maturity	Interest Payment Due
5.750% senior unsecured notes due 2015	$138,773	5.750%	$7,979	11/1/2015	Semi-Annually
6.250% senior unsecured notes due 2016	139,104	6.250%	8,694	8/15/2016	Semi-Annually
6.250% senior unsecured notes due 2017	250,000	6.250%	15,625	6/15/2017	Semi-Annually
6.650% senior unsecured notes due 2018	250,000	6.650%	16,625	1/15/2018	Semi-Annually
5.875% senior unsecured notes due 2020	250,000	5.875%	14,688	9/15/2020	Semi-Annually
5.750% senior unsecured notes due 2042	175,000	5.750%	10,063	8/1/2042	Quarterly
	$1,202,877		$73,674

(1)
The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we issued these debts. For more information, see Note 9 to the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

No principal repayments are due under our unsecured senior notes until maturity.
Secured Mortgage Notes:

Debt	Principal Balance(1)	Annual Interest Rate(1)		Annual Interest Expense(1)	Maturity	Interest Payment Due
111 Monument Circle	$116,000	5.235%		6,073	3/1/2016	Monthly
225 Water Street(2)	40,059	6.030%		2,416	5/11/2016	Monthly
111 East Wacker Drive	142,666	6.290%		8,974	7/11/2016	Monthly
2501 20th Place South	10,267	7.360%		756	8/1/2016	Monthly
Parkshore Plaza	41,275	5.670%		2,340	5/1/2017	Monthly
1735 Market Place	171,498	5.660%	(3)	9,707	12/2/2019	Monthly
206 East 9th Street	27,965	5.690%		1,591	1/5/2021	Monthly
1320 Main Street	38,979	5.300%		2,066	6/1/2021	Monthly
33 Stiles Lane	3,132	6.750%		211	3/1/2022	Monthly
97 Newberry Road	6,819	5.710%		389	3/1/2026	Monthly
	$598,660			$34,523

(1)
The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed or issued these debts. For more information, see Note 9 to the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

(2)
During the quarter ended June 30, 2014, we made the decision to cease making loan servicing payments on 225 Water Street in Jacksonville, Florida.  The first payment we determined not to make for this property was due on June 11, 2014.  The property is secured by a non-recourse mortgage loan. On October 10, 2014, we were notified by the lender that our decision to cease making loan servicing payments created an event of default effective July 11, 2014 and the lender has exercised its option to accelerate the maturity of the unpaid balance of the loan. The lender has filed a suit of foreclosure for this property. Since July 11, 2014, we have accrued interest on this loan at 10.03%, to include the 4.0% of default interest.

(3)
Interest on this loan is payable at a rate equal to a premium over LIBOR, but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% until December 1, 2016. The floating interest rate at December 31, 2014 was 2.79%.

Some of our secured notes require principal and interest payments through maturity pursuant to amortization schedules, and some of our secured notes require interest only payments through maturity.
Swap Agreements
We have interest rate swap agreements to manage our interest rate risk exposure on $171.5 million of mortgage notes due 2019, which require us to pay interest at a rate equal to a premium over LIBOR. The interest rate swap agreements utilized by us effectively modify our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements. Approximately 7.8% ($171.5 million) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at December 31, 2014. As of December 31, 2014, the fair value of our derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive loss in our consolidated balance sheet totaled $7.5 million.
Fixed Rate Debt
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
Floating Rate Debt
At December 31, 2014, our unhedged floating rate debt consisted of our term loan. Our revolving credit facility matures in October 2015 and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the maturity by one year to October 2016. Our term loan matures in December 2016. On January 29, 2015, we entered into a new revolving credit facility and term loan. No principal payments are required under our revolving credit facility or term loan prior to maturity, and prepayments may be made at any time without penalty. Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of our revolving credit facility or term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in market interest rates would not affect the value of this floating rate debt, but would affect our operating results. The following table presents the impact a 100 basis point increase in interest rates would have on our floating rate interest expense as of December 31, 2014 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year(1)	Outstanding Debt	Total Interest Expense Per Year
Term loan at December 31, 2014	2.0%	$400,000	$8,000
100 basis point increase	3.0%	$400,000	$12,000

(1)	Based on the interest rates and outstanding borrowings of our floating rate debt as of December 31, 2014.
Foreign Currency Risk
There's a risk that our financial results will be affected by changes in currency exchange rates.  Our primary exposure to foreign currency exchange rates relates to the translation of the operating results of our Australian subsidiary from Australian dollars into U.S. dollars. In the past, we have considered borrowing in Australian currency to mitigate our foreign currency exchange exposure and using foreign currency derivative contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our Australian operations.  At December 31, 2014 and at February 18, 2015, we had

no borrowings in Australian dollars and no derivative contracts outstanding. We do not currently foresee any significant changes in how we manage this exposure in the near future. Accordingly, we may continue to experience future fluctuations in our earnings as a result of changes in foreign currency exchange rates. As of December 31, 2014, approximately 4.4% of our total assets were invested in Australian dollars. During the year ended December 31, 2014, average foreign currency exchange rates used to convert our Australian operating results decreased approximately 6.7%, as compared to the year ended December 31, 2013. During the year ended December 31, 2014, foreign currency translation adjustments of $22.3 million impacted total comprehensive income (loss). A hypothetical 1.0% change in the Australian dollar would have an insignificant impact on our net revenues or our earnings per share. Our new Board of Trustees may adopt a different strategy to manage our foreign currency risk.

Item 8.    Financial Statements and Supplementary Data.
The information required by Item 8 is included in Item 15 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.
Changes in Internal Control Over Financial Reporting
During 2014  we internalized our management structure and terminated our business and property management relationships with RMR for our U.S. properties. Effective October 1, 2014, we engaged CBRE to conduct our day-to-day property management services for our U.S. properties.  Other than the internalization of management and transition of property management services from RMR to CBRE, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2014 our internal control over financial reporting is effective.
Ernst & Young LLP, the independent registered public accounting firm that audited our 2014 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.

Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Our Code of Business Conduct and Ethics applies to all our representatives, including our officers and Trustees. Our Code of Business Conduct and Ethics is posted on our website, www.eqcre.com. A printed copy of our Code of Business Conduct and Ethics is also available free of charge to any person who requests a copy by writing to our Secretary, Equity Commonwealth, Two North Riverside Plaza, Suite 600, Chicago, IL 60606. We intend to disclose any amendments or waivers to our Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.
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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	Index to Financial Statements and Financial Statement Schedules
The following consolidated financial statements and financial statement schedules of Equity Commonwealth are included on the pages indicated:
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.
(b) Exhibits

Exhibit Number	Description
3.1
Articles of Amendment and Restatement of Declaration of Trust of the Company, dated July 1, 1994, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K filed August 1, 2014.)

3.2	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company's Current Report on Form 8-K filed October 11, 2006, File Number 001-09317.)
3.3	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company's Current Report on Form 8-K filed May 31, 2011.)
3.4	Second Amended and Restated Bylaws of the Company, adopted July 31, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K filed August 1, 2014.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)
4.2	Form of 61/2% Series D Cumulative Convertible Preferred Share Certificate. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.)
4.3	Form of 71/4% Series E Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.)

Exhibit Number	Description
4.4
Indenture, dated as of July 9, 1997, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.)

4.5
Supplemental Indenture No. 14, dated as of August 5, 2004, between the Company and U.S. Bank, relating to the Company's 6.25% Senior Notes due 2016, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.6
Supplemental Indenture No. 15, dated as of October 31, 2005, between the Company and U.S. Bank, relating to the Company's 5.75% Senior Notes due 2015, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

4.7
Supplemental Indenture No. 17, dated as of June 25, 2007, between the Company and U.S. Bank, relating to the Company's 6.25% Senior Notes due 2017, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

4.8
Supplemental Indenture No. 18, dated as of September 18, 2007, between the Company and U.S. Bank, relating to the Company's 6.65% Senior Notes due 2018, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.)

4.9
Supplemental Indenture No. 20, dated as of September 17, 2010, between the Company and U.S. Bank, relating to the Company's 5.875% Senior Notes due 2020, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)

4.10
Supplemental Indenture No. 21, dated as of July 25, 2012, between the Company and U.S. Bank, relating to the Company's 5.75% Senior Notes due 2042, including form thereof. (Incorporated by reference to the Company's Registration Statement on Form 8-A filed July 25, 2012.)

10.1
Master Sub-Management Agreement, dated as of June 13, 2014, between Equity Commonwealth Management LLC, a wholly owned subsidiary of the Company, and CBRE, Inc. (+) (Incorporated by reference to the Company's Current Report on Form 8-K filed June 17, 2014.)

10.2
Amended and Restated Business Management Agreement, dated as of December 19, 2013, between the Company and Reit Management & Research LLC. (+) (Incorporated by reference to the Company's Current Report on Form 8-K filed December 26, 2013.)

10.3
Amended and Restated Property Management Agreement, dated as of January 21, 2010, between the Company and Reit Management & Research LLC. (+) (Incorporated by reference to the Company's Current Report on Form 8-K filed January 27, 2010.)

10.4
First Amendment to Amended and Restated Property Management Agreement, dated as of December 9, 2010, between Reit Management & Research LLC and the Company. (+) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.)

10.5
Second Amendment to Amended and Restated Property Management Agreement, dated as of December 11, 2012, by and among Reit Management & Research LLC and the Company. (+) (Incorporated by reference to the Company's Current Report on Form 8-K filed December 13, 2012.)

10.6
Business and Property Management Agreement, dated as of January 31, 2013, between the Company and RMR Australia Asset Management Pty Limited. (+) (Incorporated by reference to the Company's Current Report on Form 8-K filed February 4, 2013.)

10.7	Letter, dated January 31, 2013, from Reit Management & Research LLC to the Company. (+) (Incorporated by reference to the Company's Current Report on Form 8-K filed February 4, 2013.)
10.8
Termination and Cooperation Agreement, dated September 30, 2014, by and among Equity Commonwealth, Reit Management & Research LLC and RMR Australia Asset Management Pty Limited. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 1, 2014.)

10.9	2003 Incentive Share Award Plan. (+) (Incorporated by reference to the Company's Current Report on Form 8-K filed June 18, 2003.)
10.10	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company's Current Report on Form 8-K filed September 20, 2010.)

Exhibit Number	Description
10.11
CommonWealth REIT 2012 Equity Compensation Plan, renamed as the Equity Commonwealth 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company's Current Report on Form 8-K filed May 11, 2012.)

10.12
Amendment No. 1 to CommonWealth REIT 2012 Equity Compensation Plan, renamed as the Equity Commonwealth 2012 Equity Compensation Plan, dated October 28, 2014. (+) (Incorporated by reference to the Registration Statement on Form S-8 filed October 28, 2014.)

10.13	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)
10.14
Form of Restricted Share Agreement for Trustees under Equity Commonwealth 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 31, 2014.)

10.15
Form of Restricted Share Agreement for Employees (Special Awards) under Equity Commonwealth 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 31, 2014.)

10.16
Form of Restricted Share Unit Agreement for Employees (Special Awards) under Equity Commonwealth 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 31, 2014.)

10.17	Zell Restricted Share Agreement under Equity Commonwealth 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 31, 2014.)
10.18	Zell Restricted Share Unit Agreement under Equity Commonwealth 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 31, 2014.)
10.19	Form of Indemnification Agreement. (+) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)
10.20	Summary of Trustee Compensation. (+) (Filed herewith.)
10.21
Credit Agreement, dated as of January 29, 2015, among Equity Commonwealth, Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions or entities from time to time party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K filed February 3, 2015.)

10.22
Credit Agreement, dated as of August 9, 2010, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K filed August 9, 2010.)

10.23
First Amendment to Credit Agreement, dated as of December 20, 2010, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the lenders thereto. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.)

10.24
Second Amendment to Credit Agreement, dated as of October 18, 2011, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the lenders thereto. (Incorporated by reference to the Company's Current Report on Form 8-K filed October 20, 2011.)

10.25
Third Amendment to Credit Agreement, dated as of June 18, 2012, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the lenders thereto. (Incorporated by reference to the Company's Current Report on Form 8-K filed July 18, 2012.)

10.26
Fourth Amendment to Credit Agreement, dated as of August 27, 2013, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company's Current Report on Form 8-K filed August 29, 2013.)

10.27
Forbearance Agreement Regarding Credit Agreement, by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto, effective as of April 11, 2014. (Incorporated by reference to the Company's Current Report on Form 8-K filed April 14, 2014.)

Exhibit Number	Description
10.28
Fifth Amendment to Credit Agreement and Waiver, dated as of June 6, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company's Current Report on Form 8-K filed June 12, 2014.)

10.29
Term Loan Agreement, dated as of December 16, 2010, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K filed December 17, 2010.)

10.30
First Amendment to Term Loan Agreement, dated as of October 26, 2011, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the lenders thereto. (Incorporated by reference to the Company's Current Report on Form 8-K filed October 28, 2011.)

10.31
Second Amendment to Term Loan Agreement, dated as of June 18, 2012, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the lenders thereto. (Incorporated by reference to the Company's Current Report on Form 8-K filed July 18, 2012.)

10.32
Third Amendment to Term Loan Agreement, dated as of August 27, 2013, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company's Current Report on Form 8-K filed August 29, 2013.)

10.33
Forbearance Agreement Regarding Term Loan Agreement, by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto, effective as of April 11, 2014. (Incorporated by reference to the Company's Current Report on Form 8-K filed April 14, 2014.)

10.34
Fourth Amendment to Term Loan Agreement and Waiver, dated as of June 6, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company's Current Report on Form 8-K filed June 12, 2014.)

10.35	Registration Agreement, dated March 11, 2013, between the Company and Government Properties Income Trust. (Incorporated by reference to the Company's Current Report on Form 8-K filed March 11, 2013.)
10.36	Registration Agreement, dated March 25, 2013, between the Company and Select Income REIT. (Incorporated by reference to the Company's Current Report on Form 8-K filed March 25, 2013.)
10.37
Stock Purchase Agreement, dated as of July 8, 2014, by and among the Company, Government Properties Income Trust and Reit Management & Research LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed July 9, 2014.)

10.38
Letter Agreement, dated as of July 23, 2014, by and between the Company and Government Properties Income Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K filed July 23, 2014.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)

Exhibit Number	Description
99.1	Audited Financial Statements as of July 9, 2014 and December 31, 2013 for Select Income REIT. (Filed herewith.)
101.1
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

(+)	Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Equity Commonwealth
We have audited the accompanying consolidated balance sheets of Equity Commonwealth (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Commonwealth at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equity Commonwealth's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 19, 2015

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Equity Commonwealth
We have audited Equity Commonwealth's (the "Company") internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Equity Commonwealth's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Equity Commonwealth maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Equity Commonwealth and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 19, 2015

EQUITY COMMONWEALTH
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2014	2013
ASSETS
Real estate properties:
Land	$714,238	$699,135
Buildings and improvements	5,014,205	4,838,030
	5,728,443	5,537,165
Accumulated depreciation	(1,030,445)	(895,059)
	4,697,998	4,642,106
Properties held for sale	—	573,531
Acquired real estate leases, net	198,287	255,812
Equity investments	—	517,991
Cash and cash equivalents	379,058	222,449
Restricted cash	17,715	22,101
Rents receivable, net of allowance for doubtful accounts of $6,565 and $7,885, respectively	248,101	223,769
Other assets, net	220,480	188,675
Total assets	$5,761,639	$6,646,434
LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving credit facility	$—	$235,000
Senior unsecured debt, net	1,598,416	1,855,900
Mortgage notes payable, net	609,249	914,510
Liabilities related to properties held for sale	—	28,734
Accounts payable and accrued expenses	162,204	165,855
Assumed real estate lease obligations, net	26,784	33,935
Rent collected in advance	31,359	27,553
Security deposits	14,044	11,976
Due to related persons	—	9,385
Total liabilities	2,442,056	3,282,848
Commitments and contingencies
Shareholders' equity:
Shareholders' equity attributable to Equity Commonwealth:
Preferred shares of beneficial interest, $0.01 par value; 50,000,000 shares authorized:
Series D preferred shares; 6 1/2% cumulative convertible; 4,915,497 and 15,180,000 shares issued and outstanding, respectively, aggregate liquidation preference of $122,887 and $379,500, respectively	119,266	368,270
Series E preferred shares; 7 1/4% cumulative redeemable on or after May 15, 2016; 11,000,000 shares issued and outstanding, aggregate liquidation preference $275,000	265,391	265,391
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 129,607,279 and 118,386,918 shares issued and outstanding, respectively (including 710,182 and 130,914 unvested restricted shares)	1,296	1,184
Additional paid in capital	4,487,133	4,213,474
Cumulative net income	2,233,852	2,209,840
Cumulative other comprehensive loss	(53,216)	(38,331)
Cumulative common distributions	(3,111,868)	(3,082,271)
Cumulative preferred distributions	(622,271)	(573,971)
Total shareholders' equity	3,319,583	3,363,586
Total liabilities and shareholders' equity	$5,761,639	$6,646,434
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Rental income	$691,699	$763,262	$774,600
Tenant reimbursements and other income	170,158	189,767	186,487
Total revenues	861,857	953,029	961,087
Expenses:
Operating expenses	387,982	410,045	397,673
Depreciation and amortization	227,532	234,402	230,284
General and administrative	113,155	80,504	49,312
Loss on asset impairment	185,067	124,253	—
Acquisition related costs	5	318	5,648
Total expenses	913,741	849,522	682,917
Operating (loss) income	(51,884)	103,507	278,170
Interest and other income	1,561	1,229	1,410
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $(549), $9 and $3,296, respectively)	(143,230)	(173,011)	(202,055)
Gain (loss) on early extinguishment of debt	4,909	(60,052)	(287)
Gain on sale of equity investment	171,561	66,293	—
Gain on issuance of shares by an equity investee	17,020	—	7,246
(Loss) income from continuing operations before income tax expense and equity in earnings of investees	(63)	(62,034)	84,484
Income tax expense	(3,191)	(2,634)	(3,207)
Equity in earnings of investees	24,460	25,754	11,420
Income (loss) from continuing operations	21,206	(38,914)	92,697
Discontinued operations:
Income (loss) from discontinued operations	8,389	6,393	(4,341)
Loss on asset impairment from discontinued operations	(2,238)	(102,869)	(168,632)
Loss on early extinguishment of debt from discontinued operations	(3,345)	(1,011)	(1,608)
Net (loss) gain on sale of properties from discontinued operations	—	(22,162)	2,039
Income (loss) before gain on sale of properties	24,012	(158,563)	(79,845)
Gain on sale of properties	—	1,596	—
Net income (loss)	24,012	(156,967)	(79,845)
Net income attributable to noncontrolling interest in consolidated subsidiary	—	(20,093)	(15,576)
Net income (loss) attributable to Equity Commonwealth	24,012	(177,060)	(95,421)
Preferred distributions	(32,095)	(44,604)	(51,552)
Excess redemption price paid over carrying value of preferred shares	(16,205)	—	(4,985)
Net loss attributable to Equity Commonwealth common shareholders	$(24,288)	$(221,664)	$(151,958)
Amounts attributable to Equity Commonwealth common shareholders:
(Loss) income from continuing operations	$(27,094)	$(102,015)	$20,584
Income (loss) from discontinued operations	8,389	6,393	(4,341)
Loss on asset impairment from discontinued operations	(2,238)	(102,869)	(168,632)
Loss on early extinguishment of debt from discontinued operations	(3,345)	(1,011)	(1,608)
Net (loss) gain on sale of properties from discontinued operations	—	(22,162)	2,039
Net loss	$(24,288)	$(221,664)	$(151,958)
Weighted average common shares outstanding—basic and diluted	125,163	112,378	83,750
Basic and diluted earnings per common share attributable to Equity Commonwealth common shareholders:
(Loss) income from continuing operations	$(0.21)	$(0.91)	$0.25
Income (loss) from discontinued operations	$0.02	$(1.06)	$(2.06)
Net loss	$(0.19)	$(1.97)	$(1.81)
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$24,012	$(156,967)	$(79,845)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivative instruments and other assets	7,407	4,918	(828)
Foreign currency translation adjustments	(22,270)	(43,718)	6,062
Equity in unrealized (loss) income of an investee	(22)	(132)	47
Total comprehensive income (loss)	9,127	(195,899)	(74,564)
Less: comprehensive income attributable to noncontrolling interest in consolidated subsidiary	—	(20,057)	(15,583)
Comprehensive income (loss) attributable to Equity Commonwealth	$9,127	$(215,956)	$(90,147)
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)

	Equity Commonwealth Shareholders
	Preferred Shares							Common Shares
	Series C		Series D		Series E
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiary	Total
Balance at December 31, 2011	6,000,000	$145,015	15,180,000	$368,270	11,000,000	$265,391	$(476,657)	83,721,736	$837	$(2,826,030)	$3,614,079	$2,482,321	$(4,709)	$—	$3,568,517
Comprehensive income (loss):
Net (loss) income	—	—	—	—	—	—	—	—	—	—	—	(95,421)	—	15,576	(79,845)
Unrealized loss on derivative instrument	—	—	—	—	—	—	—	—	—	—	—	—	(828)	—	(828)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	6,062	—	6,062
Equity in unrealized income of an investee	—	—	—	—	—	—	—	—	—	—	—	—	40	7	47
Total comprehensive loss															(74,564)
Issuance of shares of subsidiary, net	—	—	—	—	—	—	—	—	—	—	—	—	—	363,657	363,657
Adjustments to noncontrolling interest from changes in ownership of a subsidiary	—	—	—	—	—	—	—	—	—	—	(24,817)	—	—	24,817	—
Redemption of shares	(6,000,000)	(145,015)	—	—	—	—	—	—	—	—	(4,985)	—	—	—	(150,000)
Share grants	—	—	—	—	—	—	—	82,332	1	—	1,123	—	—	369	1,493
Distributions	—	—	—	—	—	—	(52,710)	—	—	(146,539)	—	—	—	(8,386)	(207,635)
Balance at December 31, 2012	—	—	15,180,000	368,270	11,000,000	265,391	(529,367)	83,804,068	838	(2,972,569)	3,585,400	2,386,900	565	396,040	3,501,468
Comprehensive income (loss):
Net (loss) income	—	—	—	—	—	—	—	—	—	—	—	(177,060)	—	20,093	(156,967)
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	—	—	—	—	4,918	—	4,918
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	(43,718)	—	(43,718)
Equity in unrealized loss of an investee	—	—	—	—	—	—	—	—	—	—	—	—	(96)	(36)	(132)
Total comprehensive loss															(195,899)
Issuance of shares, net	—	—	—	—	—	—	—	34,500,000	345	—	626,506	—	—	(42)	626,809
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
(amounts in thousands, except share data)

	Equity Commonwealth Shareholders
	Preferred Shares							Common Shares
	Series C		Series D		Series E
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiary	Total
Share grants	—	—	—	—	—	—	—	82,850	1	—	1,536	—	—	284	1,821
Adjustment to noncontrolling interest resulting from changes in ownership of a subsidiary	—	—	—	—	—	—	—	—	—	—	32	—	—	(32)	—
Distributions	—	—	—	—	—	—	(44,604)	—	—	(109,702)	—	—	—	(14,863)	(169,169)
Deconsolidation of a subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(401,444)	(401,444)
Balance at December 31, 2013	—	—	15,180,000	368,270	11,000,000	265,391	(573,971)	118,386,918	1,184	(3,082,271)	4,213,474	2,209,840	(38,331)	—	3,363,586
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	—	—	—	—	24,012	—	—	24,012
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	—	—	—	—	7,407	—	7,407
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	(22,270)	—	(22,270)
Equity in unrealized loss of an investee	—	—	—	—	—	—	—	—	—	—	—	—	(22)	—	(22)
Total comprehensive income															9,127
Issuance of shares, net	—	—	—	—	—	—	—	90,135	—	—	2,402	—	—	—	2,402
Redemption of shares	—	—	(10,264,503)	(249,004)	—	—	(16,205)	10,412,499	104	—	265,105	—	—	—	—
Share grants	—	—	—	—	—	—	—	717,727	8	—	6,152	—	—	—	6,160
Distributions	—	—	—	—	—	—	(32,095)	—	—	(29,597)	—	—	—	—	(61,692)
Balance at December 31, 2014	—	$—	4,915,497	$119,266	11,000,000	$265,391	$(622,271)	129,607,279	$1,296	$(3,111,868)	$4,487,133	$2,233,852	$(53,216)	$—	$3,319,583
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,012	$(156,967)	$(79,845)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	166,076	178,353	188,123
Net amortization of debt discounts, premiums and deferred financing fees	(552)	81	3,405
Straight line rental income	(12,759)	(31,229)	(38,812)
Amortization of acquired real estate leases	51,140	59,274	60,176
Other amortization	20,931	18,850	19,955
Loss on asset impairment	187,305	227,122	168,632
Loss on early extinguishment of debt	(1,564)	61,063	1,895
Equity in earnings of investees	(24,460)	(25,754)	(11,420)
Gain on issuance of shares by an equity investee	(17,020)	—	(7,246)
Gain on sale of equity investment	(171,561)	(66,293)	—
Distributions of earnings from investees	20,680	23,911	10,835
Net loss (gain) on sale of properties	—	20,566	(2,039)
Other non-cash expenses	8,135	—	—
Change in assets and liabilities:
Restricted cash	3,486	(1,832)	(6,216)
Rents receivable and other assets	(54,773)	(57,039)	(38,801)
Accounts payable and accrued expenses	10,389	(14,333)	6,034
Rent collected in advance	(229)	125	(1,104)
Security deposits	433	611	1,548
Due to related persons	(9,277)	(1,858)	1,663
Cash provided by operating activities	200,392	234,651	276,783
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	—	(154,370)	(631,279)
Real estate improvements	(99,651)	(114,451)	(131,300)
Principal payments received from direct financing lease	7,311	6,970	6,645
Principal payments received from real estate mortgages receivable	—	1,000	—
Proceeds from sale of properties, net	185,299	224,976	9,643
Proceeds from sale of equity investment, net	710,492	239,576	—
Distributions in excess of earnings from investees	—	168	5,981
Investment in Affiliates Insurance Company	—	—	(5,335)
Decrease (increase) in restricted cash	900	(3,685)	(2,541)
Deconsolidation of a subsidiary	—	(12,286)	—
Cash provided by (used in) investing activities	804,351	187,898	(748,186)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	—	626,809	363,657
Redemption of preferred shares	—	—	(150,000)
Repurchase and retirement of outstanding debt securities	—	(728,021)	—
Proceeds from borrowings	—	1,036,000	1,702,500
Payments on borrowings	(785,316)	(1,065,432)	(1,312,982)
Deferred financing fees	—	(1,204)	(15,117)
Distributions to common shareholders	(29,597)	(109,702)	(146,539)
Distributions to preferred shareholders	(32,095)	(44,604)	(52,710)
Distributions to noncontrolling interest in consolidated subsidiary	—	(14,863)	(8,386)
Cash (used in) provided by financing activities	(847,008)	(301,017)	380,423
Effect of exchange rate changes on cash	(1,126)	(1,302)	436
Increase (decrease) in cash and cash equivalents	156,609	120,230	(90,544)
Cash and cash equivalents at beginning of year	222,449	102,219	192,763
Cash and cash equivalents at end of year	$379,058	$222,449	$102,219
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$146,265	$192,010	$204,772
Taxes paid	2,732	1,303	779
NON-CASH INVESTING ACTIVITIES:
Real estate acquisitions	$—	$—	$(370,139)
Investment in real estate mortgages receivable	—	(7,688)	(1,419)
Net assets transferred to Select Income REIT	—	492,736	—
Increase (decrease) in capital expenditures recorded as liabilities	7,690	(8,475)	(4,501)
NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage notes payable	$—	$—	$359,213
Liabilities assumed	—	—	10,926
See accompanying notes.

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization
Equity Commonwealth is a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland. Our primary business is the ownership and operation of real estate, primarily office buildings in central business districts (CBD) and suburban locations throughout the United States. As of December 31, 2014, we also own eleven properties (11 buildings) with a combined 1,759,000 square feet in Australia. All number of properties, number of buildings and square feet are unaudited.
At December 31, 2014, our portfolio included the following (square feet in thousands):

	Number of Properties	Number of Buildings	Square Feet
CBD locations	40	53	21,892
Suburban locations	116	209	21,027
Total portfolio	156	262	42,919
From July 2, 2013 through July 9, 2014 we also owned 22,000,000 common shares of Select Income REIT and its consolidated subsidiaries (SIR), and accounted for our investment in SIR under the equity method. SIR is a REIT that primarily owns and invests in net leased, single tenant office and industrial properties throughout the United States and leased lands in Hawaii. On July 9, 2014, we sold our entire stake of 22,000,000 common shares of SIR. SIR was a 100% owned subsidiary of ours until March 12, 2012, on which date SIR completed an initial public offering of 9,200,000 of its common shares (SIR IPO), and became a publicly owned company with shares listed on the New York Stock Exchange (NYSE). On July 2, 2013, SIR issued and sold to the public 10,500,000 of its common shares. Prior to the completion of this offering, our 22,000,000 common shares of SIR represented approximately 56.0% of SIR's outstanding common shares, and SIR was one of our consolidated subsidiaries. Following the completion of this offering, our 22,000,000 common shares of SIR represented approximately 44.2% of SIR's outstanding common shares, and SIR ceased to be our consolidated subsidiary. See Notes 7 and 19 for additional information regarding SIR.
Until March 15, 2013, we also owned 9,950,000, or approximately 18.2%, of the common shares of Government Properties Income Trust (GOV). GOV, a REIT that primarily owns properties located throughout the United States that are majority leased to government tenants, was our wholly owned subsidiary until its initial public offering in June 2009, when it became a publicly owned company with shares listed on the NYSE. On March 15, 2013, we sold all shares that we owned of GOV. See Notes 7 and 19 for additional information regarding GOV.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation.    The consolidated financial statements include our investments in 100% owned subsidiaries and majority owned subsidiaries that are controlled by us. References to we, us, our and the Company, refer to Equity Commonwealth and its consolidated subsidiaries as of December 31, 2014, unless the context indicates otherwise. The portion of a consolidated subsidiary that is not controlled by us, or the noncontrolling interest, is presented as a separate component of equity in our consolidated balance sheets. In addition, net income attributable to the noncontrolling interest is presented separately in our consolidated statements of operations. All intercompany transactions and balances have been eliminated.
We account for our investments in 50% or less owned companies, including our investments in SIR (beginning on July 2, 2013 when SIR ceased to be our consolidated subsidiary through the sale date on July 9, 2014), GOV (until March 15, 2013, when we sold all of our GOV common shares) and Affiliates Insurance Company, or AIC (until May 9, 2014, when we sold all of our AIC shares), over which we can exercise influence, but do not control, using the equity method of accounting. We used the income statement method to account for issuance of common shares of beneficial interest by SIR and GOV, and shares of common stock by AIC. Under this method, gains and losses reflecting changes in the value of our investments at the date of issuance of additional common shares by SIR and GOV, or common stock by AIC, are recognized in our income statement.
Real Estate Properties.    We record real estate properties at cost. We depreciate real estate investments on a straight line basis over estimated useful lives of up to 40 years for buildings and improvements, and up to 12 years for personal property.

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We allocate the consideration paid for our properties among land, buildings and improvements and, for properties that qualify as acquired businesses under the Business Combinations Topic of the FASB Accounting Standards Codification™, or the Codification, to identified intangible assets and liabilities, consisting of the value of above market and below market leases, the value of acquired in place leases and the value of tenant relationships. Purchase price allocations and the determination of useful lives are based on our estimates and, under some circumstances, studies from independent real estate appraisal firms to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determination of useful lives.
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
We review our properties for impairment quarterly, or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Impairment indicators may include declining tenant occupancy, lack of progress releasing vacant space, tenant bankruptcies, low long term prospects for improvement in property performance, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. The determination of undiscounted cash flow includes consideration of many factors including income to be earned from the investment, holding costs (exclusive of interest), estimated selling prices, and prevailing economic and market conditions. In the event that such expected undiscounted future cash flows do not exceed the carrying values, we estimate the fair value of the assets and record an impairment charge equal to the amount by which the carrying value exceeds the estimated fair value. Estimated fair values are calculated based on the following information, (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows. During the year ended December 31, 2014, we recorded a loss on asset impairment in continuing operations totaling $185.1 million to reduce the carrying value of properties to their estimated fair values (see Note 16).

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

When we classify properties as held for sale, we discontinue the recording of depreciation expense and estimate their fair value less costs to sell. If we determine that the carrying value for these properties exceed their estimated fair value less costs to sell, we record a loss on asset impairment. During the year ended December 31, 2013, we recorded a loss on asset impairment of $79.8 million in discontinued operations and a loss on asset impairment of $124.3 million in continuing operations to reduce the carrying value of 39 properties (93 buildings) classified as held for sale to their estimated fair value less costs to sell. In addition, we recorded losses on asset impairment for properties sold during 2013 totaling $23.1 million.
Certain of our real estate assets contain hazardous substances, including asbestos. We believe any asbestos in our buildings is contained in accordance with current regulations, and we have no current plans to remove any such asbestos. If we remove the asbestos or renovate or demolish these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed. We do not believe that there are other environmental conditions at any of our properties that have a material adverse effect on us. However, no assurances can be given that such conditions are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. As of December 31, 2014 and 2013, accrued environmental remediation costs by us totaling $0.5 million and $0.4 million, respectively, were included in accounts payable and accrued expenses in our consolidated balance sheets.
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
We are exposed to certain risks relating to our ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swaps are entered into to manage interest rate risk associated with our floating rate borrowings. We designate interest rate swaps as cash flow hedges of floating rate borrowings.
Revenue Recognition.    Rental income from operating leases, which includes rent concessions (including free rent and other lease incentives) and scheduled increases in rental rates during the lease term, is recognized on a straight line basis over the life of the lease agreements. We defer the recognition of contingent rental income, such as percentage rents, until the specific targets that trigger the contingent rental income are achieved. Tenant reimbursements and other income includes property level operating expenses reimbursed by our tenants, as well as other incidental revenues, which are recorded as expenses are incurred.
Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of certain tenants to make payments required under their leases. The computation of the allowance is based on the tenants' payment histories and current credit profiles, as well as other considerations.
Share-Based Compensation. All share-based compensation is measured at fair value on the grant date or date of modification, as applicable, and recognized in earnings over the requisite service period. Depending upon the settlement terms of the awards, all or a portion of the fair value of share-based awards may be presented as a liability or as equity in the consolidated balance sheets.

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings Per Common Share.    Earnings per common share, or EPS, is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if our series D convertible preferred shares were converted into our common shares or our restricted share units (RSUs), which could result in a lower EPS amount. The effect of our series D convertible preferred shares and RSUs on income from continuing operations and net income attributable to common shareholders is anti-dilutive for all periods presented.
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
Foreign Operations.    The U.S. dollar is the functional currency for our consolidated subsidiaries operating in the United States. The functional currency for our consolidated subsidiaries in countries other than the United States is the principal currency in which the entity's assets, liabilities, income and expenses are denominated. The functional currency of our consolidated subsidiary that operates in Australia is the Australian dollar. We translate our Australian subsidiary's financial statements into U.S. dollars when we consolidate that subsidiary's financial statements on a quarterly basis. Generally, we translate assets and liabilities at the exchange rate in effect as of the balance sheet date. The resulting translation adjustments are included in cumulative other comprehensive loss in our consolidated balance sheets. We translate income statement accounts using the average exchange rate for the period and income statement accounts that include significant non-recurring transactions at the rate in effect as of the date of the transaction. We are subject to foreign currency risk due to potential fluctuations in exchange rates between Australian and U.S. currencies. A significant change in the value of Australian currency compared to U.S. currency would have an effect on future reported results of operations and financial position. We do not currently borrow in Australian dollars or enter currency derivative contracts to mitigate foreign currency risk. As of December 31, 2014 and 2013, cumulative foreign currency translation adjustments were $(48.9) million and $(26.6) million, respectively.
New Accounting Pronouncements.    In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08.  ASU 2014-08 changes the criteria for reporting a discontinued operation.  Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation.  We are required to adopt ASU 2014-08 prospectively for all disposals of components of our business classified as held for sale during fiscal periods beginning after December 15, 2014 and are currently evaluating what impact, if any, its adoption will have to the presentation of our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This update is effective for interim and annual reporting periods beginning after December 15, 2016.  We are currently in the process of evaluating the impact, if any, the adoption of this ASU will have on our consolidated financial statements.

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Board of Trustees
On March 18, 2014, Related Fund Management, LLC (Related) and Corvex Management LP (Corvex) together, (Related/Corvex), delivered to us written consents which they represented were from a sufficient number of holders of our outstanding common shares to remove all of our then Trustees and any other person or persons elected or appointed to our Board of Trustees prior to the effective time of the Related/Corvex removal proposal. After inspection, our then Board of Trustees determined that holders of more than two-thirds of our outstanding common shares as of the February 18, 2014 record date consented to the Related/Corvex proposal, reaching the threshold required to remove all of our then Trustees and any other person or persons appointed as a Trustee prior to the effective time of the Related/Corvex removal proposal. Accordingly, on March 25, 2014, all of our then Trustees (former Trustees) certified their removal as Trustees of EQC.

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
We did not make any acquisitions during the years ended December 31, 2014 or 2013.
During the years ended December 31, 2014, 2013 and 2012 we made improvements totaling $91.6 million, $122.9 million and $134.6 million, respectively, to our properties. Improvements made during the year ended December 31, 2013 include improvements made by SIR to its properties for the period that SIR was our consolidated subsidiary until July 2, 2013.
We committed $88.6 million for expenditures related to 4,792,000 square feet of leases executed during 2014. Committed but unspent tenant related obligations based on existing leases as of December 31, 2014, were $99.9 million.

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property Sales:
During the years ended December 31, 2014, 2013 and 2012 , we sold the following (dollars in thousands):

Asset	Date Sold	Number of Properties	Number of Buildings	Square Footage	Sales Price	Gain (Loss) on Sale
Sales of properties resulting in gains and losses
Suburban properties	December 2013	3	40	1,670,104	$89,000	$(25,521)
Land parcel	June 2013	—	—	—	2,551	1,765
Suburban property	June 2013	1	1	30,105	1,600	317
Land parcel adjacent to CBD property	March 2013	—	—	—	1,806	1,596
Suburban office and industrial properties(1)	January 2013	3	18	1,060,026	10,250	1,277
		7	59	2,760,235	$105,207	$(20,566)

Suburban property	September 2012	1	—	208,850	$9,900	$1,689
Suburban property(2)	June 2012	1	—	76,978	1,250	192
Suburban property (3)	April 2012	1	—	12,934	575	158
		3	—	298,762	$11,725	$2,039

Sales of properties with previously recorded asset impairment losses:
CBD and suburban properties(4)	June 2014	14	43	2,784,098	$215,900	$—

Suburban properties	December 2013	2	2	77,394	$2,020	$—
CBD and suburban properties	November 2013	18	21	2,125,278	50,500	—
Suburban property	October 2013	1	2	199,418	4,000	—
Suburban property	October 2013	1	1	665,545	13,900	—
Suburban properties	October 2013	9	41	1,211,536	43,000	—
Suburban property	August 2013	1	3	129,452	4,100	—
Suburban property	June 2013	1	1	143,802	5,250	—
Suburban property	June 2013	1	2	356,045	16,300	—
Suburban property	May 2013	1	1	57,250	4,025	—
Suburban property	April 2013	1	1	618,000	830	—
		36	75	5,583,720	$143,925	$—
(1) We provided mortgage financing to the buyer, an unrelated third party, totaling $7.7 million at 6.0% per annum (Note 8).
(2) We provided mortgage financing to the buyer, an unrelated third party, totaling $1.0 million at 5.0% per annum. In September 2013, this mortgage note was prepaid in full (Note 8).
(3) We provided mortgage financing to the buyer, an unrelated third party, totaling $0.4 million at 6.0% per annum (Note 8).
(4) In connection with this transaction, we recognized a loss on asset impairment of $2.2 million and a loss on early extinguishment of debt of $3.3 million for the year ended December 31, 2014.  The sales price excludes mortgage debt repayments. These properties were previously classified as held for sale as of December 31, 2013 and are included in income from discontinued operations for all years presented.
We classify all properties that meet the criteria outlined in the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification™, or the Codification, as held for sale, as such on our consolidated balance sheets. As of December 31, 2013, we had three CBD properties (four buildings) and 42 suburban properties (106 buildings) with a combined 8,425,548 square feet held for sale. During March 2014, the former management team ceased to actively market two CBD properties (two buildings) and 29 suburban properties (65 buildings) with a combined 5,641,450 square feet that we had

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

previously classified as held for sale as of December 31, 2013.  These properties were not under agreement for sale when our former Trustees were removed in March 2014.  These properties were reclassified to properties held and used in operations because they no longer meet the requirements under GAAP for classification as held for sale.  Operating results for these properties were reclassified from discontinued operations to continuing operations for all periods presented herein.  In connection with this reclassification, we reversed previously recorded impairment losses totaling $4.8 million, which includes the elimination of estimated costs to sell.
Results of operations for properties sold or held for sale are included in discontinued operations in our consolidated statements of operations once the criteria for discontinued operations in the Presentation of Financial Statements Topic of the Codification are met.
Summarized balance sheet information for all properties classified as held for sale and income statement information for properties held for sale or sold is as follows (in thousands):

December 31,
2013
Real estate properties	$536,552
Acquired real estate leases	6,937
Rents receivable	14,180
Other assets, net	15,862
Properties held for sale	$573,531
Mortgage notes payable, net	$20,018
Assumed real estate lease obligations	2,070
Rent collected in advance	4,043
Security deposits	2,603
Liabilities related to properties held for sale	$28,734

	Year Ended December 31,
	2014	2013	2012
Rental income	$14,243	$55,073	$69,752
Tenant reimbursements and other income	1,900	6,842	8,156
Total revenues	16,143	61,915	77,908
Operating expenses	7,138	37,027	46,705
Depreciation and amortization	—	12,550	28,008
General and administrative	10	4,268	5,420
Total expenses	7,148	53,845	80,133
Operating income	8,995	8,070	(2,225)
Interest and other income	2	65	73
Interest expense	(608)	(1,742)	(2,189)
Income from discontinued operations	$8,389	$6,393	$(4,341)
Lease Payments
Our real estate properties are generally leased on gross lease, modified gross lease or triple net lease bases pursuant to non-cancelable, fixed term operating leases expiring between 2015 and 2045. Our triple net leases generally require the lessee to pay all property operating costs. Our gross leases and modified gross leases require us to pay all or some property operating expenses and to provide all or some property management services.

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The future minimum lease payments, excluding tenant reimbursement revenue, scheduled to be received by us during the current terms of our leases as of December 31, 2014 are as follows (in thousands):

2015	$640,967
2016	576,172
2017	513,445
2018	459,290
2019	392,832
Thereafter	1,404,960
$3,987,666
One of our real estate properties is subject to a ground lease. The land on this property is leased pursuant to a non-cancelable, fixed term operating ground lease that expires in 2098.
The future minimum lease payments scheduled to be paid by us during the current terms of this ground lease under which we are the lessee, as of December 31, 2014, are as follows (in thousands):

2015	$1,477
2016	1,477
2017	1,477
2018	1,483
2019	1,503
Thereafter	129,994
$137,411
The amount of ground lease expense included in operating expenses during the years ended December 31, 2014, 2013 and 2012, totaled $1.8 million, $1.9 million and $1.8 million, respectively.
Note 5. Lease Intangibles
The following table summarizes the carrying amounts for our acquired real estate leases and assumed real estate lease obligations as of December 31, 2014 and 2013 and (in thousands):

	December 31,		December 31, 2013 Properties Held for Sale
	2014	2013
Acquired in-place leases	$272,077	$282,754	$9,351
Acquired above market leases	121,969	127,944	2,047
Acquired real estate leases	394,046	410,698	11,398
Accumulated amortization, acquired in-place leases	(136,089)	(106,045)	(4,461)
Accumulated amortization, acquired above market leases	(59,670)	(48,841)	—
Acquired real estate leases, net	$198,287	$255,812	$6,937

Acquired below market leases	56,541	56,815	4,996
Accumulated amortization	(29,757)	(22,880)	(2,926)
Assumed real estate lease obligations, net	$26,784	$33,935	$2,070

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization of the lease intangibles for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

		December 31,
	Income Statement Location	2014	2013	2012
Amortization of acquired in-place leases	Depreciation and amortization	$40,493	$48,023	$46,306
Amortization of acquired in-place leases	Discontinued operations	—	1,720	3,909
Amortization of above and below market leases	Rental income	(10,650)	(10,310)	(10,621)
Amortization of above and below market leases	Discontinued operations	—	775	659

Future amortization of net intangible lease assets and liabilities to be recognized by us during the current terms of our leases as of December 31, 2014 are approximately (in thousands):

2015	$39,533
2016	31,702
2017	24,151
2018	20,066
2019	14,765
Thereafter	41,286
$171,503

Note 6. Investment in Direct Financing Lease
We have an investment in a direct financing lease that relates to a lease with a term that exceeds 75% of the useful life of an office tower located within a mixed use property in Phoenix, AZ. We recognize income using the effective interest method to produce a level yield on funds not yet recovered. The carrying amount of our net investment of $12.5 million and $19.8 million as of December 31, 2014 and 2013, respectively, is included in other assets in our consolidated balance sheets.
We monitor the payment history and credit profile of the tenant and have determined that no allowance for losses related to our direct financing lease was necessary at December 31, 2014 and 2013.
Our direct financing lease has an expiration date in 2045. Future minimum rentals receivable on this direct financing lease as of December 31, 2014 are as follows:

2015	$8,098
2016	226
2017	226
2018	226
2019	226
Thereafter	5,887
$14,889

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Equity Investments
At December 31, 2014 and 2013, we had the following equity investments (in thousands):

	Ownership Percentage		Equity Investments		Equity in Earnings
	December 31,		December 31,		Year Ended December 31,
	2014	2013	2014	2013	2014	2013	2012
SIR	—%	44.2%	$—	$512,078	$24,516	$21,153	$—
GOV	—%	—%	—	—	—	4,111	10,836
AIC	—%	12.5%	—	5,913	(56)	490	584
			$—	$517,991	$24,460	$25,754	$11,420

Investment in SIR
SIR is a REIT that is primarily focused on owning and investing in net leased, single tenant properties. SIR was one of our consolidated subsidiaries until July 2, 2013 and was an unconsolidated equity investment from July 2, 2013 until July 9, 2014. At December 31, 2013, we owned 22,000,000, or approximately 44.2%, of the common shares of beneficial interest of SIR, with a carrying value of $512.1 million and a market value, based on quoted market prices, of $588.3 million ($26.74 per share). On July 9, 2014, we sold our entire stake of 22,000,000 common shares of SIR. We received $704.8 million in cash representing $32.04 per share and recognized a gain on sale of equity investment of $171.6 million in our consolidated statement of operations. Proceeds from this sale were used to repay our revolving credit facility and certain mortgage loans (Note 9). As a result of this sale, we no longer hold any interest in SIR.
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
Accordingly, since the completion of this offering on July 2, 2013, we no longer consolidated our investment in SIR, but instead account for this investment under the equity method. Under the equity method, we recorded our percentage share of net earnings of SIR in our consolidated statements of operations. Prior to July 2, 2013, the operating results and investments of SIR were included in our consolidated results of operations and financial position. On July 2, 2013, our share of the underlying equity of SIR exceeded our carrying value by $17.6 million. As required under GAAP, we amortized this difference to equity in earnings of investees over a 34 year period, which approximates the average remaining useful lives of the buildings owned by SIR as of July 2, 2013. See Notes 1 and 19 for additional information regarding SIR.
For the period from July 2, 2013 through December 31, 2013, we received cash distributions from SIR totaling $19.8 million. For the period from January 1, 2014 through July 9, 2014, we received cash distributions from SIR totaling $20.7 million.

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	July 9, 2014	December 31, 2013
Real estate properties, net	$1,772,684	$1,579,234
Acquired real estate leases, net	125,163	129,426
Cash and cash equivalents	27,531	20,025
Rents receivable, net	60,474	55,335
Other assets, net	17,698	17,839
Total assets	$2,003,550	$1,801,859
Revolving credit facility	$74,000	$159,000
Term loan	350,000	350,000
Mortgage notes payable	19,069	27,147
Assumed real estate lease obligations, net	26,945	26,966
Other liabilities	44,225	40,055
Shareholders' equity	1,489,311	1,198,691
Total liabilities and shareholders' equity	$2,003,550	$1,801,859

	For the Period from January 1, 2014 through July 9, 2014	Year Ended December 31,
		2013	2012
Rental income	$98,226	$159,011	$105,559
Tenant reimbursements and other income	16,980	29,312	17,231
Total revenues	115,206	188,323	122,790
Operating expenses	20,982	36,382	23,796
Depreciation and amortization	20,832	31,091	14,860
Acquisition related costs	374	2,002	2,470
General and administrative	7,731	12,423	8,203
Total expenses	49,919	81,898	49,329
Operating income	65,287	106,425	73,461
Interest expense	(7,287)	(13,763)	(7,565)
Gain on early extinguishment of debt	243	—	—
Income before income tax expense and equity in earnings of an investee	58,243	92,662	65,896
Income tax (expense) benefit	(90)	96	(290)
Equity in earnings of an investee	32	334	269
Net income	$58,185	$93,092	$65,875
Weighted average common shares outstanding	52,394	44,565	27,122
Net income per common share	$1.11	$2.09	$2.43

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investment in GOV
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
During the years ended December 31, 2013 and 2012, we received cash distributions from GOV totaling $4.3 million and $16.8 million, respectively.
The following summarized financial data of GOV for the year ended December 31, 2012, is as reported in GOV's Annual Report on Form 10-K for the year ended December 31, 2013, or the GOV Annual Report. References in our financial statements to the GOV Annual Report are included as references to the source of the data only, and the information in the GOV Annual Report is not incorporated by reference into our financial statements. Summarized income statement information for the year ended December 31, 2012 is as follows (in thousands, except per share data):

Year Ended December 31, 2012
Rental income	$203,700
Operating expenses	75,326
Depreciation and amortization	49,070
Acquisition related costs	1,614
General and administrative	11,924
Total expenses	137,934
Operating income	65,766
Interest and other income	29
Interest expense	(16,892)
Income from continuing operations before income tax expense and equity in earnings of an investee	48,903
Income tax expense	(159)
Equity in earnings of an investee	316
Income from continuing operations	49,060
Income from discontinued operations	900
Net income	$49,960
Weighted average common shares outstanding	48,617
Per common share:
Income from continuing operations	$1.01
Income from discontinued operations	$0.02
Net income	$1.03
Investment in AIC
As of May 9, 2014, we had a net investment of $5.8 million in AIC, an insurance company owned in equal proportion until May 9, 2014 by us, our former manager RMR, GOV, SIR and four other companies to which RMR provides management services. On May 9, 2014, as a result of the removal of the former Trustees and in accordance with the terms of the shareholders agreement between us and the other AIC shareholders, the other AIC shareholders exercised their right to purchase all of the 20,000 shares of AIC we then owned.  We received $5.8 million in aggregate proceeds from this sale.  We no longer own any interest in AIC.  Our participation in the AIC property insurance program expired in June 2014.  See Note 19 for additional information about our investment in AIC.

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Other Assets
Real Estate Mortgages Receivable
As of December 31, 2014 and 2013, we had total real estate mortgages receivable with an aggregate carrying value of $8.1 million and $8.1 million, respectively, included in other assets in our consolidated balance sheets. We provided mortgage financing totaling $7.7 million at 6.0% per annum in connection with our sale of three suburban office and industrial properties (18 buildings) in January 2013 in Dearborn, MI. This real estate mortgage requires monthly interest payments and matures on January 24, 2023. We also provided mortgage financing totaling $0.4 million at 6.0% per annum in connection with our sale of a suburban office property in Salina, NY in April 2012. This real estate mortgage requires monthly interest payments and matures on April 30, 2019. In addition, in September 2013, another buyer of a property we sold prepaid to us in full a $1.0 million real estate mortgage that was scheduled to mature on July 1, 2017.
We monitor the payment history and credit profiles of the borrowers and have determined that no allowance for losses related to these real estate mortgages receivable were necessary at December 31, 2014 and 2013.
Deferred Financing Fees, Deferred Leasing Costs and Capitalized Lease Incentives
The following table summarizes our deferred financing fees, deferred leasing costs and capitalized lease incentives as of December 31, 2014 and 2013 and (in thousands):

	December 31,		December 31, 2013 Properties Held for Sale
	2014	2013
Deferred financing fees	$41,339	$45,985	$272
Accumulated amortization	(24,478)	(21,455)	(132)
Deferred financing fees, net	$16,861	$24,530	$140

Deferred leasing costs	$184,600	$146,996	$13,769
Accumulated amortization	(58,348)	(46,228)	(987)
Deferred leasing costs, net	$126,252	$100,768	$12,782

Capitalized lease incentives	$22,650	$20,651	$590
Accumulated amortization	(7,459)	(5,392)	(40)
Capitalized lease incentives, net	$15,191	$15,259	$550
Future amortization of deferred leasing costs and capitalized lease incentives to be recognized by us during the current terms of our leases as of December 31, 2014 are approximately (in thousands):

	Deferred Leasing Costs	Capitalized Lease Incentives
2015	$22,515	$2,514
2016	18,867	2,471
2017	16,745	2,386
2018	14,380	2,292
2019	12,287	2,121
Thereafter	41,458	3,407
	$126,252	$15,191

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Indebtedness
At December 31, 2014 and 2013, our outstanding indebtedness included the following (in thousands):

				December 31,
	Interest Rate at December 31, 2014		Maturity Date	2014	2013
Unsecured revolving credit facility, at LIBOR plus a premium	1.669%		10/19/2015	$—	$235,000
Unsecured term loan, at LIBOR plus a premium	2.019%		12/15/2016	400,000	500,000
Unsecured floating rate debt	2.019%	(1)		$400,000	$735,000

6.40% Senior Unsecured Notes due 2015	—%		—	$—	$33,440
5.75% Senior Unsecured Notes due 2015	5.75%		11/1/2015	138,773	138,773
6.25% Senior Unsecured Notes due 2016	6.25%		8/15/2016	139,104	139,104
6.25% Senior Unsecured Notes due 2017	6.25%		6/15/2017	250,000	250,000
6.65% Senior Unsecured Notes due 2018	6.65%		1/15/2018	250,000	250,000
7.50% Senior Unsecured Notes due 2019	—%		—	—	125,000
5.875% Senior Unsecured Notes due 2020	5.875%		9/15/2020	250,000	250,000
5.75% Senior Unsecured Notes due 2042	5.75%		8/1/2042	175,000	175,000
Unsecured fixed rate debt	6.125%	(1)		$1,202,877	$1,361,317

3920 Arkwright Road	—%		—	$—	$12,040
6200 Glenn Carlson Drive	—%		—	—	7,987
111 Monument Circle	5.235%		3/1/2016	116,000	116,000
225 Water Street(2)	6.03%		5/11/2016	40,059	40,334
111 East Wacker Drive	6.29%		7/11/2016	142,666	144,522
2501 20th Place South	7.36%		8/1/2016	10,267	10,804
Parkshore Plaza	5.67%		5/1/2017	41,275	41,275
600 West Chicago Avenue	—%		—	—	265,000
1735 Market Street(3)	5.66%		12/2/2019	171,498	173,247
206 East 9th Street	5.69%		1/5/2021	27,965	28,391
1320 Main Street	5.3%		6/1/2021	38,979	39,598
33 Stiles Lane	6.75%		3/1/2022	3,132	3,456
97 Newberry Road	5.71%		3/1/2026	6,819	7,240
Secured fixed rate debt	5.767%	(1)		$598,660	$889,894
				$2,201,537	$2,986,211
Unamortized net premiums and discounts				6,128	19,199
				$2,207,665	$3,005,410

(1)	Represents weighted average interest rate at December 31, 2014.

(2)
During the quarter ended June 30, 2014, we made the decision to cease making loan servicing payments on 225 Water Street in Jacksonville, Florida.  The first payment we determined not to make for this property was due on June 11, 2014.  The property is secured by a non-recourse mortgage loan, with a current principal balance of $40.1 million. On October 10, 2014, we were notified by the lender that our decision to cease making loan servicing payments created an event of default effective July 11, 2014 and the lender has exercised its option to accelerate the maturity of the unpaid balance of the loan. The lender has filed a suit of foreclosure for this property. Since July 11, 2014, we have accrued interest on this loan at 10.03%, to include the 4.0% of default interest.

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	Interest on this loan is payable at a spread over LIBOR but has been fixed for the first seven years to December 1, 2016 by a cash flow hedge which sets the rate at approximately 5.66%.
Unsecured Revolving Credit Facility and Unsecured Term Loan:
We have a $750.0 million unsecured revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is October 19, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to October 19, 2016. Borrowings under our revolving credit facility bear interest at LIBOR plus a premium, which was 150 basis points as of December 31, 2014 and 2013. We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of December 31, 2014 and 2013, the interest rate payable on borrowings under our revolving credit facility was 1.7%. As of December 31, 2014, we had no balance outstanding and $750.0 million available under our revolving credit facility.
We also have an unsecured term loan that matures in December 2016 and is prepayable without penalty at any time. Our term loan includes a feature under which maximum borrowings may be increased to up to $1.0 billion in certain circumstances. Our term loan bears interest at a rate of LIBOR plus a premium, which was 185 basis points as of December 31, 2014 and 2013. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of December 31, 2014 and 2013, the interest rate for the amount outstanding under our term loan was 2.0% and 2.0%, respectively. On December 5, 2014, we paid $100.0 million of our unsecured term loan, reducing our term loan borrowings to $400.0 million.
Our revolving credit facility agreement and our term loan agreement provide for a right to accelerate payment of all amounts due thereunder upon the occurrence and continuation of certain events of default. The removal of our former Trustees on March 25, 2014 constituted an event of default under our revolving credit facility and term loan agreements. As a consequence, the lenders under each of these agreements became entitled to exercise certain remedies, including the right to accelerate their loans and to require that their loans bear interest at the post-default rate. Effective as of April 11, 2014, we entered into separate forbearance agreements regarding our revolving credit facility and term loan agreements. Pursuant to each forbearance agreement, the applicable lenders agreed, on and subject to the terms and conditions set forth therein, to forbear during the period (which period would have expired on June 13, 2014, but for the waivers and amendments described below) from exercising certain of their rights and remedies under the revolving credit facility or term loan, as applicable, including, without limitation, their right to accelerate repayment of the loans thereunder and to require that the loans bear interest at the post-default rate. Following the election of our new Board of Trustees on May 23, 2014, we requested that the lenders provide waivers of these events of default. Effective as of June 6, 2014, we obtained such waivers and amended the revolving credit facility and term loan agreements. Pursuant to these amendments and waivers, the lenders waived the events of default arising from the removal of our former Trustees, and each of the revolving credit facility and term loan agreements was amended to:

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
On January 29, 2015, we entered into a new credit agreement, pursuant to which the lenders agreed to provide (i) a $750.0 million unsecured revolving credit facility, (ii) a $200.0 million 5-year term loan facility and (iii) a $200.0 million 7-year term loan facility. The new agreement replaces our prior credit agreement, dated as of August 9, 2010, and our prior term loan agreement, dated as of December 16, 2010.  The revolving credit facility has a scheduled maturity date of January 28, 2019, which maturity date may be extended for up to two additional periods of six months at our option subject to satisfaction of certain conditions and the payment of an extension fee of 0.075% of the aggregate amount available under the revolving credit

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

facility. The 5-year term loan and the 7-year term loan have scheduled maturity dates of January 28, 2020 and January 28, 2022, respectively. We used the proceeds of borrowings under the credit agreement to repay all amounts outstanding and due under the previous term loan agreement.
Unsecured Senior Notes:
On November 17, 2014, we prepaid at par $125.0 million of our 7.50% unsecured senior notes due 2019 and recognized a loss on early extinguishment of debt of $1.8 million from the write-off of an unamortized discount and deferred financing fees.
On September 15, 2014, we prepaid at par $33.4 million of our 6.40% unsecured senior notes due 2015.
In October 2013, we prepaid at par all $99.0 million of our 5.75% unsecured senior notes due 2014, using borrowings under our revolving credit facility.
In March 2013, we purchased a total of $670.3 million of the outstanding principal amount of the following senior notes for $726.2 million, excluding transaction costs, pursuant to a tender offer:

Senior Note	Principal	Purchase Price
5.75% Senior Notes due February 15, 2014	$145,612	$148,746
6.40% Senior Notes due February 15, 2015	152,560	164,140
5.75% Senior Notes due November 1, 2015	111,227	121,047
6.25% Senior Notes due August 15, 2016	260,896	292,218
	$670,295	$726,151
In connection with the purchase of these senior notes, we recognized a combined loss on early extinguishment of debt totaling $60.0 million, which includes the write-off of unamortized discounts and deferred financing fees and expenses.
Mortgage Notes Payable:
At December 31, 2014, 10 of our properties (14 buildings) with an aggregate net book value of $705.3 million had secured mortgage notes totaling $609.2 million (including net premiums and discounts) maturing from 2015 through 2026.
On October 31, 2014 we repaid at par the $7.8 million mortgage loan encumbering 6200 Glenn Carlson Drive.

On August 1, 2014, we prepaid at par the $265.0 million of 5.68% mortgage debt at 600 West Chicago Avenue and recognized a net gain on early extinguishment of debt of $6.7 million from the write-off of an unamortized premium, net of the write-off of unamortized deferred financing fees.

On June 27, 2014, we repaid $11.2 million of 6.14% mortgage debt and $8.5 million of 5.78% mortgage debt in connection with the sale of the related properties and recognized a loss on early extinguishment of debt of $3.3 million, included in loss on early extinguishment of debt from discontinued operations, from prepayment penalties and the write-off of unamortized discounts and deferred financing fees.

On March 11, 2014, we prepaid at par the $12.0 million of 4.95% mortgage debt at 3920 Arkwright Road using cash on hand.
In addition, we prepaid $7.1 million of 5.76% mortgage debt in December 2013, in connection with the sale of the related property. In connection with the prepayment of mortgage debt, we recorded a loss on early extinguishment of debt totaling $1.0 million from a prepayment premium and the write off of unamortized discount.
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

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2014, we believe we were in compliance with all of our respective covenants under our public debt indenture and related supplements, our revolving credit facility and our term loan agreements.
Required Principal Payments:
The required principal payments due during the next five years and thereafter under all of our outstanding debt at December 31, 2014 are as follows (in thousands):

2015	$145,973
2016	848,708
2017	295,592
2018	254,614
2019	165,422
Thereafter	491,228
$2,201,537

Note 10. Shareholders' Equity
Common Share Issuances:
During the year ended December 31, 2014, we issued 90,135 common shares to RMR pursuant to the amended and restated business management agreement. See Note 19 for further information regarding this agreement.
During the year ended December 31, 2014, we issued 10,412,499 common shares to holders of 10,264,503 of our series D cumulative convertible preferred shares (series D preferred shares) who converted their series D preferred shares into our common shares.
Common Share Distributions:
In January 2014, we declared a distribution of $0.25 per common share, or $29.6 million, which we paid on February 21, 2014 to shareholders of record on January 13, 2014. Our revolving credit facility agreement and term loan agreement contain a number of financial and other covenants, including a covenant which restricts our ability to make distributions under certain circumstances. See Note 9 for additional information regarding our revolving credit facility agreement and term loan agreement.
The following characterizes distributions paid per common share for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Ordinary income	—%	—%	61.72%
Return of capital	—%	100.00%	38.28%
Capital gain	100.00%	—%	—%
Unrecaptured Section 1250 gain	—%	—%	—%
	100.00%	100.00%	100.00%
Series D Preferred Shares:
Each of our 4,915,497 series D cumulative convertible preferred shares accrue dividends of $1.625, or 6.50% per annum of the liquidation amount, payable in equal quarterly payments. Our series D preferred shares are convertible, at the holder's option, into our common shares at an initial conversion rate of 0.480775 common shares per series D preferred share, which is equivalent to an initial conversion price of $52.00 per common share, or 2,363,248 additional common shares at December 31, 2014. On or after November 20, 2011, if our common shares trade at or above the then applicable conversion price, we may, at our option, convert some or all of the series D preferred shares into common shares at the then applicable conversion rate. If a fundamental change occurs, which generally will be deemed to occur upon a change in control of us or a termination of trading

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of our common shares (or other equity securities into which our series D preferred shares are then convertible), holders of our series D preferred shares will have a special right to convert their series D preferred shares into a number of our common shares per $25.00 liquidation preference, plus accrued and unpaid distributions, divided by 98% of the average closing market price of our common shares for a specified period before such event is effective, unless we exercise our right to repurchase these series D preferred shares for cash, at a purchase price equal to 100% of their liquidation preference, plus accrued and unpaid distributions. The issuance of a large number of common shares as a result of the exercise of this conversion right after a fundamental change may have a dilutive effect on income from continuing operations attributable to Equity Commonwealth common shareholders per share for future periods.
The removal of our former Trustees on March 25, 2014 triggered a Fundamental Change Conversion Right of the series D preferred shares, as defined in our Articles Supplementary dated October 10, 2006, setting forth the terms of the series D preferred shares.  Pursuant to such right, the holders of series D preferred shares had the option to elect to convert all or any portion of their series D preferred shares at any time from April 9, 2014 until the close of business on May 14, 2014 into a number of common shares per $25.00 liquidation preference of the series D preferred shares equal to the sum of such $25.00 liquidation preference plus accrued and unpaid dividends to, but not including, May 14, 2014, divided by 98% of the average of the closing sale prices of the common shares for the five consecutive trading days ending on May 9, 2014, or the Fundamental Change Conversion Rate.  We calculated the Fundamental Change Conversion Rate as 1.0145 common shares per $25.00 liquidation preference.  May 14, 2014 was the last day upon which holders of the series D preferred shares could exercise their Fundamental Change Conversion Right.  Holders of 10,263,003 series D preferred shares elected to exercise their Fundamental Change Conversion Right and converted their series D preferred shares into 10,411,779 of our common shares.  As a result of this transaction, we recorded a distribution of $16.2 million, for the excess of the market value of the common shares issued above the carrying value of the series D preferred shares redeemed.  As of December 31, 2014, we had 4,915,497 outstanding series D preferred shares that were convertible into 2,363,248 of our common shares.

Series E Preferred Shares
Each of our 11,000,000 series E preferred shares has a liquidation preference of $25.00 and requires dividends of $1.8125, or 7.25% per annum of the liquidation amount, payable in equal quarterly payments. The series E preferred shares are redeemable at our option for $25.00 each plus accrued and unpaid distributions at any time on or after May 15, 2016 or if a change of control occurs which results in our common shares (or the common securities of an acquiring or surviving entity) not being listed or quoted on the NYSE or certain other exchanges or quotation systems. Also, upon the occurrence of such a change of control, holders of series E preferred shares that we do not elect to redeem may at their option convert those series E preferred shares into our common shares (or certain alternative consideration) at a conversion rate generally based on their $25.00 liquidation preference per share, plus accrued and unpaid distributions, and the market price of our common shares at the time of conversion, subject to a cap.
Preferred Share Distributions
Under our governing documents and Maryland law, distributions to our shareholders are to be authorized and declared by our Board of Trustees.  Additionally, the removal of our former Trustees, which occurred on March 25, 2014, constituted an event of default under our term loan and revolving credit facility agreements, under which we generally are prevented from making any distributions or paying any dividends during the pendency of an event of default.  As a result of the foregoing, we were unable to declare and pay dividends between March 25, 2014 and June 6, 2014, the date on which we obtained waivers of the aforementioned events of default from our lenders.

On July 25, 2014, our Board of Trustees declared a dividend of $0.81250 per series D preferred share to be paid on August 15, 2014 to shareholders of record on August 5, 2014. This dividend includes the accrued dividend of $0.40625 per share for the period from February 15, 2014 to May 14, 2014 and the accrued dividend of $0.40625 per share for the period from May 15, 2014 to August 14, 2014. On July 25, 2014, our Board of Trustees also declared a dividend of $0.90625 per series E preferred share to be paid on August 15, 2014 to shareholders of record on August 5, 2014. This dividend includes the accrued dividend of $0.453125 per share for the period from February 15, 2014 to May 14, 2014 and the accrued dividend of $0.453125 per share for the period from May 15, 2014 to August 14, 2014. The aggregate amounts of $0.81250 and $0.90625 paid to the holders of series D preferred shares and series E preferred shares, respectively, represent the full amounts of accrued and unpaid dividends under the series D preferred shares and the series E preferred shares, respectively.

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Alternative Minimum Tax

Alternative minimum tax adjustments are to be apportioned between a REIT and its shareholders under Internal Revenue Code Section 59(d). Although regulations have not yet been issued under that provision, based on regulations issued pursuant to a similar provision of prior law and the legislative history of the current provision, it appears that such alternative minimum tax adjustments are to be apportioned to a REIT’s shareholders to the extent that the REIT distributes its regular taxable income. It is our policy to distribute all of our regular taxable income and accordingly, all of our alternative minimum tax adjustments are being apportioned to our shareholders.

We have determined that 15.41% of each distribution to our shareholders for the tax year ended December 31, 2014 consists of an alternative minimum tax adjustment.

Note 11. Cumulative Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in cumulative other comprehensive loss by component for the year ended December 31, 2014:

	Year Ended December 31, 2014
	Unrealized Gain (Loss) on Derivative Instruments and Other Assets	Foreign Currency Translation Adjustments	Equity in Unrealized Gain (Loss) of an Investee	Total
Balances as of December 31, 2013	$(11,706)	$(26,647)	$22	$(38,331)
Other comprehensive income (loss) before reclassifications	2,387	(22,270)	42	(19,841)
Amounts reclassified from cumulative other comprehensive income (loss) to net income (loss)	5,020	—	(64)	4,956
Net current period other comprehensive income (loss)	7,407	(22,270)	(22)	(14,885)
Balances as of December 31, 2014	$(4,299)	$(48,917)	$—	$(53,216)

The following table presents reclassifications out of cumulative other comprehensive loss for the year ended December 31, 2014:

	Year Ended December 31, 2014
Details about Cumulative Other Comprehensive Loss Components	Amounts Reclassified from Cumulative Other Comprehensive Loss to Net Income (Loss)	Affected Line Items in the Statement of Operations
Interest rate swap contracts	$5,020	Interest expense
Realized gains and losses on available for sale securities	(64)	Equity in earnings of investees
	$4,956

Note 12. Noncontrolling Interest in Consolidated Subsidiary
At December 31, 2013 and 2012, we owned 22,000,000, or approximately 44.2% and 56.0%, respectively, of SIR's outstanding common shares. SIR is a REIT that is focused on owning and investing in net leased, single tenant properties and was a 100% owned subsidiary of ours until the SIR IPO in March 2012, when it became a publicly owned company listed on the NYSE. We were SIR's largest shareholder and SIR was one of our consolidated subsidiaries until July 2, 2013. During the time that SIR was our majority owned consolidated subsidiary (from the date of the SIR IPO to July 2, 2013), the portion of SIR's equity that we did not own is reported as noncontrolling interest in our consolidated balance sheets, and the portion of SIR's net income not allocated to us is reported as noncontrolling interest in our consolidated statements of operations. See Note 19 for additional information regarding the SIR IPO and Note 7 for information regarding the deconsolidation of SIR.

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Income Taxes
Our provision for income taxes consists of the following (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
State	$350	$519	$765
Foreign	2,772	2,572	199
	3,122	3,091	964
Deferred:
Foreign	69	(457)	2,243
	69	(457)	2,243
Income tax provision	$3,191	$2,634	$3,207
A reconciliation of our effective tax rate and the U.S. Federal statutory income tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Taxes at statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
Dividends paid deduction and net operating loss utilization	(35.00)%	(35.00)%	(35.00)%
State, local, and foreign income taxes, net of federal tax benefit	11.73%	(1.71)%	(4.20)%
Effective tax rate	11.73%	(1.71)%	(4.20)%
Deferred income tax assets and liabilities, net of a valuation allowance, represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and are determined using tax rates expected to be in effect when the deferred income tax assets and liabilities are anticipated to be paid or recovered. At December 31, 2014 and 2013, we had deferred tax assets of $2.4 million and $2.6 million, respectively, net of valuation allowances of $0.6 million and $0.5 million, respectively, and deferred tax liabilities of $3.1 million and $3.3 million, respectively, which primarily relate to different carrying amounts for financial reporting and for Australian income tax purposes related to our properties and operations in Australia. Because we are uncertain of our ability to realize the future benefit of certain Australian loss carry forwards, we have reduced our net deferred income tax assets by a valuation allowance, as noted above. The deferred tax assets primarily relate to depreciation differences and the deferred tax liabilities primarily relate to straight line rent adjustments.
Note 14. Derivative Instruments
Risk Management Objective of Using Derivatives

We are exposed to certain risks relating to our ongoing business operations, including the effect of changes in foreign currency exchange rates and interest rates.  The only risk we currently manage by using derivative instruments is a part of our interest rate risk.  Although we have not done so as of December 31, 2014, we may manage our Australian currency exchange exposure by borrowing in Australian dollars or using derivative instruments in the future, depending on the relative significance of our business activities in Australia at that time.

We may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions. We do not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, we only enter into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which we and our

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

affiliates may also have other financial relationships. We do not anticipate that any of the counterparties will fail to meet their obligations.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we periodically use interest rate swaps, caps, or other similar instruments as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable-rate amounts if interest rates fall below the floor strike rate on the contract.

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

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $4.7 million will be reclassified from other comprehensive income as an increase to interest expense.

We have interest rate swap agreements to manage our interest rate risk exposure on $171.5 million of mortgage debt due 2019, which require interest at a premium over LIBOR.  The interest rate swap agreements utilized by us qualify as cash flow hedges and effectively modify our exposure to interest rate risk by converting our floating interest rate debt to a fixed interest rate basis for this loan through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  As of December 31, 2014, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount (in thousands)
Interest rate swap	2	$171,498

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2014 and 2013 (amounts in thousands):

		Fair Value as of December 31,
Interest Rate Derivative Designated as Hedging Instrument	Balance Sheet Location	2014	2013
Pay-fixed swaps	Accounts payable and accrued expenses	$7,462	$11,706

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$(11,706)	$(16,624)	$(15,796)
Amount of loss recognized in cumulative other comprehensive loss	(776)	(103)	(5,790)
Amount of loss reclassified from cumulative other comprehensive loss into interest expense	5,020	5,021	4,962
Unrealized gain (loss) on derivative instruments	4,244	4,918	(828)
Balance at end of year	$(7,462)	$(11,706)	$(16,624)

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of its indebtedness, then we could also be declared in default on our derivative obligations.

As of December 31, 2014, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $8.1 million. As of December 31, 2014, we have not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their aggregate termination value of $8.1 million at December 31, 2014.

Note 15. Share-Based Compensation
2012 Equity Compensation Plan
We have common shares available for issuance under the terms of our 2012 Equity Compensation Plan, or the 2012 Plan. The 2012 Plan was adopted in May 2012 and replaced our 2003 Incentive Share Award Plan, or the 2003 Plan. We awarded common shares to our former officers and certain employees of RMR pursuant to both of these plans. On January 28, 2014, we granted 2,000 common shares of beneficial interest, par value $0.01 per share, valued at $23.46 per share, the closing price of our common shares on the New York Stock Exchange, or NYSE, on that day, to two of our former Trustees as part of their then annual compensation. We also awarded each of our former Trustees 2,000 common shares in 2013 with an aggregate market value of $0.2 million on the date of grant and 2,000 common shares in 2012 with an aggregate market value of $0.2 million on the date of the grant, as part of their annual compensation. The common shares awarded to our former Trustees vested immediately. We include the value of awarded shares in general and administrative expenses at the time the awards vest. See Note 19 for further information regarding grants of restricted shares we made to our former officers and certain employees of RMR.

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of shares granted and vested to our former Trustees, former officers and certain employees of RMR under the terms of our 2012 Plan and our 2003 Plan for the years ended December 31, 2014, 2013 and 2012, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at December 31, 2011	103,615	23.32
Granted	83,617	15.99
Vested	(71,244)	15.75
Forfeited	(1,285)	18.74
Unvested shares at December 31, 2012	114,703	19.39
Granted	83,450	23.29
Vested	(66,639)	23.06
Forfeited	(600)	22.49
Unvested shares at December 31, 2013	130,914	20.70
Granted	4,000	23.46
Vested	(134,914)	25.79
Unvested shares at December 31, 2014	—	—

As a result of the removal of our former Trustees on March 25, 2014, the vesting of 130,914 common shares previously issued to our former officers and certain employees of RMR pursuant to our equity compensation plans accelerated in accordance with the terms of their governing share grants.  During the year ended December 31, 2014, we recorded $3.4 million of compensation expense in general and administrative expense related to the vesting of these shares.

During the years ended December 31, 2014, 2013 and 2012, we recorded $3.4 million, $1.8 million and $1.2 million, respectively, of compensation expense for former Trustees, former officers and certain employees of RMR under the terms of our 2012 Plan and our 2003 Plan. In addition, during the period that SIR was our consolidated subsidiary, we recorded compensation expense related to SIR's equity compensation plan of $0.4 million and $0.5 million for the years ended December 31, 2013 and 2012, respectively.

2012 Plan Amendment

On October 28, 2014, our Board of Trustees approved an amendment to the 2012 Plan (as amended, the Plan).  This amendment permits us to issue RSUs.  Additionally, on October 28, 2014, our Compensation Committee (Committee) approved new forms of Restricted Share and Restricted Share Unit Agreements to be used for grants of restricted common shares to members of the Board of Trustees, as well as grants of restricted common shares and restricted share units to officers and employees of the Company.

Recipients of the Company’s unvested restricted shares have the same voting rights as any other common share holder. During the period of restriction, the Company’s unvested restricted shareholders are eligible to receive dividend payments on their shares at the same rate and on the same date as any other common share holder.

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

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of restricted share and RSU activity under the Plan for the year ended December 31, 2014 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	—	$—	—	$—
Granted	713,727	26.66	1,266,237	15.99
Vested	(3,545)	26.66	—	—
Outstanding at December 31, 2014	710,182	$—	1,266,237	$—
The restricted shares are service based awards and vest over a four year period. The restricted shares were granted on October 28, 2014 and were valued using $26.66 per share, the closing price of our common shares on the NYSE on that day. The 710,182 unvested restricted shares as of December 31, 2014 are scheduled to vest as follows: 86,517 shares in 2015, 155,916 shares in 2016, 155,916 shares in 2017 and 311,833 shares in 2018. As of December 31, 2014, the estimated future compensation expense for the unvested restricted shares was $17.4 million. Compensation expense for the restricted share awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the compensation expense will be recorded for the restricted shares is approximately 3.5 years.
The RSUs are market based awards with a service condition and grant recipients may earn between 0% - 100% of the RSU grant based on the Company’s total shareholder return (TSR) relative to the TSR for the NAREIT Office Index for the period from October 28, 2014 - October 28, 2017. Following the end of the performance period on October 28, 2017, the number of earned awards will be determined. The earned awards vest in two tranches with 50% of the earned award vesting on October 28, 2017 and the remaining 50% of the earned award vesting on October 28, 2018 subject to the grant recipient’s continued employment. Dividends on the RSUs will be earned during the vesting period. To the extent that an award does not vest, the dividends will be forfeited. Compensation expense for the RSU awards was determined using a Monte Carlo simulation model and is being recognized ratably from the grant date to the vesting date of each tranche. As of December 31, 2014, the estimated future compensation expense for the unvested RSUs was $19.2 million. The weighted average period over which the compensation expense will be recorded for the RSUs is approximately 3.3 years.
The assumptions and fair values for the RSUs granted for the year ended December 31, 2014 is included in the following table on a per share basis.

2014
Fair value of RSUs granted	$15.99
Expected term (years)	4
Expected volatility	—
Expected dividend yield	1.88%
Risk-free rate	0.84%
During the year ended December 31, 2014, we recorded $2.6 million of compensation expense in general and administrative expense for grants to the Trustees and the Company's employees related to our Plan. At December 31, 2014, 849,569 common shares remain available for issuance under the Plan.

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Fair Value of Assets and Liabilities
The table below presents certain of our assets and liabilities measured at fair value during 2014 and 2013, categorized by the level of inputs used in the valuation of each asset and liability:

		Fair Value at December 31, 2014 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Fair Value Measurements:
Effective portion of interest rate contracts	$(7,462)	$—	$(7,462)	$—
Derivative liability	$(6,658)	$—	$—	$(6,658)

		Fair Value at December 31, 2013 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Fair Value Measurements:
Effective portion of interest rate contracts	$(11,706)	$—	$(11,706)	$—
Effective Portion of Interest Rate Swap Contracts
The fair value of our interest rate swap contracts is determined using the net discounted cash flows of each derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated credit spreads of the counterparties (level 3 inputs). Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. As of December 31, 2014, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified as level 2 inputs in the fair value hierarchy.
Derivative Liability
On July 31, 2014, our shareholders voted to approve the reimbursement of expenses incurred by Related/Corvex (Note 19). Approximately $8.4 million will be reimbursed only if the average closing price of our common shares is at least $26.00 (as adjusted for any share splits or share dividends) during the one year period after the date on which the reimbursement was approved by shareholders, and the remaining approximately $8.4 million will be reimbursed only if the average closing price of our common shares is at least $26.00 (as adjusted for any share splits or share dividends) during the one year period between the first and second anniversaries of the date on which the reimbursement was approved by shareholders. The potential future reimbursement represents a derivative instrument as codified in ASC 815 Derivatives and Hedging which requires the potential future reimbursement to be recorded at fair value at each reporting date. The valuation techniques and significant unobservable inputs used for our level 3 fair value measurement at December 31, 2014 were as follows:

Description	Fair Value at December 31, 2014	Primary Valuation Techniques	Unobservable Inputs	Rate
Derivative liability	$(6,658)	Monte Carlo	Risk-free rate	0.50%
		simulation	Volatility	20.0%
Properties Held and Used
In 2014, we ceased to actively market two CBD properties and 29 suburban properties with a combined 5,641,450 square feet which we had previously classified as held for sale as of December 31, 2013, which were not under agreement for sale

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

when our former Trustees were removed. These properties were reclassified to properties held and used in operations because they no longer meet the requirements for classification as held for sale. Operating results for these properties were reclassified from discontinued operations to continuing operations for all periods presented herein. In connection with this reclassification, we reversed previously recorded impairment losses totaling $4.8 million, which includes the elimination of estimated costs to sell.

In connection with the internalization of management, we developed a disposition plan in the fourth quarter of 2014. Through this plan, we expect to dispose of many of our assets in the coming years. Pursuant to our accounting policy, we evaluated the recoverability of the carrying values of each of the real estate assets that comprised our portfolio and determined that due to the shortening of the expected periods of ownership, as a result of the disposition plan, that it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio.  As a result, we recorded a loss on asset impairment for 34 properties of $167.1 million in 2014, to reflect the estimated fair values of those real estate assets in our portfolio that failed the recoverability test because the net book values exceeded their fair values.  We reduced the aggregate carrying value of these properties from $581.7 million to their estimated fair value of $414.6 million, reflected in the table below.

The fair value measurements used in the evaluation of our real estate assets are considered to be Level 3 valuations within the fair value hierarchy outlined above, as there are significant unobservable inputs. Examples of inputs that were utilized in the fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, and third party broker information. The valuation techniques and significant unobservable inputs used for our level 3 fair value measurements at December 31, 2014 were as follows:

Description	Fair Value at December 31, 2014	Primary Valuation Techniques	Unobservable Inputs	Weighted Average(1)
Properties held and used on which we recognized impairment losses	$414,625	Discounted cash flows	Discount rate	10.2%
			Exit capitalization rate	9.1%

(1) Calculated as a weighted average based on the fair value at December 31, 2014.

In 2014, we made the decision to cease making loan servicing payments on 225 Water Steet in Jacksonville, Florida (Note 9).  As a result of the decision to discontinue making loan servicing payments on this property, we recorded a loss on asset impairment totaling $22.7 million to reduce the aggregate carrying value of this property from $42.3 million to its estimated fair value of $19.6 million.  We used discounted cash flow analysis and third party broker information (level 3 inputs) in determining the fair value of this property.  The valuation techniques and significant unobservable inputs used for our level 3 fair value measurements at June 30, 2014 were as follows:

Description	Fair Value at June 30, 2014	Primary Valuation Techniques	Unobservable Inputs	Rate
225 Water Street	$19,589	Discounted cash flows	Discount rate	8%
			Exit capitalization rate	8%

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the period ended December 31, 2013, we recorded a net loss on asset impairment totaling $204.0 million (excluding $23.1 million of asset impairment recorded on properties sold during 2013) for 39 of our properties to reduce the aggregate carrying value of these properties from $668.3 million to their estimated fair value of $471.5 million, reflected in the table below, less costs to sell of $7.2 million, for a net of $464.3 million. All of these properties were classified as held for sale as of December 31, 2013. We used third party broker information, independent appraisals and sales comparables (level 3 inputs), in determining the fair value of these properties. The valuation techniques and significant unobservable inputs used for our level 3 fair value measurements at December 31, 2013 were as follows:

Description	Fair Value at December 31, 2013	Primary Valuation Techniques	Unobservable Inputs	Weighted Average
Properties held for sale on which we recognized impairment losses	$471,457	Discounted cash flows	Discount rate	10.3%
			Exit capitalization rate	8.8%
Financial Instruments
In addition to the assets and liabilities described in the above table, our financial instruments include our cash and cash equivalents, rents receivable, investment in direct financing lease receivable, real estate mortgages receivable, restricted cash, revolving credit facility, senior notes and mortgage notes payable, accounts payable and accrued expenses, rent collected in advance, security deposits and amounts due to related persons. At December 31, 2014 and 2013, the fair values of these additional financial instruments, excluding mortgage debt related to properties held for sale, were not materially different from their carrying values, except as follows (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving credit facility, senior unsecured debt and mortgage notes payable, net	$2,207,665	$2,263,535	$3,005,410	$3,037,649
The fair values of our revolving credit facility, senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads (level 3 inputs).
Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, as of December 31, 2014, no single tenant of ours is responsible for more than 3% of our total rents.
Our derivative financial instruments, including interest rate swaps, are entered into with major financial institutions and we monitor the amount of credit exposure to any one counterparty.

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Numerator for earnings per common share - basic and diluted:
Income (loss) from continuing operations	$21,206	$(38,914)	$92,697
Gain on sale of properties	—	1,596	—
Net income attributable to noncontrolling interest in consolidated subsidiary	—	(20,093)	(15,576)
Preferred distributions	(32,095)	(44,604)	(51,552)
Distribution on conversion of preferred shares	(16,205)	—	(4,985)
(Loss) income from continuing operations attributable to Equity Commonwealth common shareholders	(27,094)	(102,015)	20,584
Discontinued operations	2,806	(119,649)	(172,542)
Numerator for net loss per share - basic and diluted	$(24,288)	$(221,664)	$(151,958)

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic and diluted	125,163	112,378	83,750

Earnings per share - basic and diluted:
(Loss) income from continuing operations attributable to Equity Commonwealth common shareholders	$(0.21)	$(0.91)	$0.25
Discontinued operations	0.02	(1.06)	(2.06)
Net loss per share - basic and diluted	$(0.19)	$(1.97)	$(1.81)

Anti-dilutive securities:
Effect of Series D preferred shares; 6 1/2% cumulative convertible(1)	4,175	7,298	7,298
Effect of RSUs(2)	—	—	—

(1) The Series D preferred shares are anti-dilutive as the Company reported a net loss for the year ended December 31, 2014.
(2) As of December 31, 2014, the Company's performance criteria detailed in the Plan would have resulted in zero RSU's being issued.

Note 18. Segment Information
Our primary business is the ownership and operation of office properties. We account for each of our individual properties as a separate operating segment. We have aggregated our separate operating segments into two reportable segments based on our primary method of internal reporting: CBD properties and suburban properties. More than 90% of our CBD and suburban properties are office properties. Each of our reportable segments includes properties with similar operating and economic characteristics that are subject to unique supply and demand conditions. Our operating segments (i.e., our individual properties) are managed and operated consistently in accordance with our standard operating procedures. We use property net operating income, or NOI, and cash yield to evaluate the performance of our operating segments. We define NOI as income from our real estate including lease termination fees received from tenants less our property operating expenses, which include property marketing costs. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions.
As of December 31, 2014, we owned 40 CBD properties (53 buildings) and 116 suburban properties (209 buildings). Prior periods have been restated to reflect properties reclassified from discontinued operations to continuing operations during 2014.

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property level information by operating segment as of December 31, 2014 and 2013, excluding assets held for sale as of December 31, 2013, and for the years ended December 31, 2014, 2013 and 2012, is as follows (in thousands):

	As of December 31,
	2014	2013
Square feet (in thousands):
CBD properties	21,892	21,889
Suburban properties	21,027	21,026
Total properties(1)	42,919	42,915
(1) The change in total square feet from December 31, 2013 to 2014 is a result of remeasuring certain spaces.

	As of December 31,
	2014	2013
Investment in real estate properties, net of accumulated depreciation
CBD properties	$2,966,926	$3,001,397
Suburban properties	1,731,072	1,640,709
Total properties	$4,697,998	$4,642,106

	Year Ended December 31,
	2014	2013	2012
Rental income:
CBD properties	$436,426	$439,716	$423,453
Suburban properties	255,273	323,546	351,147
Total properties	$691,699	$763,262	$774,600
Tenant reimbursements and other income:
CBD properties	$112,481	$120,352	$116,326
Suburban properties	57,677	69,415	70,161
Total properties	$170,158	$189,767	$186,487
NOI:
CBD properties	$289,141	$294,306	$290,810
Suburban properties	184,734	248,678	272,604
Total properties	$473,875	$542,984	$563,414
As of December 31, 2014, 2013 and 2012, we had assets in Australia of $252.0 million, $285.1 million and $362.0 million, respectively. For the years ended December 31, 2014, 2013 and 2012, we recognized revenues in Australia of $30.1 million, $33.1 million and $34.7 million, respectively. We do not believe either of our segments is dependent on the Australian assets.
The following table includes the reconciliation of NOI to net income (loss), the most directly comparable financial measure under GAAP reported in our consolidated financial statements. We consider NOI to be an appropriate supplemental measure to net income(loss) because it may help both investors and management to understand the operations of our properties. We use NOI internally to evaluate individual, regional and combined property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs. The calculation of NOI excludes certain components of net income (loss) in order to provide results that are more closely related to our properties' results of operations. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income (loss), net income (loss) attributable to Equity Commonwealth, net loss attributable to Equity Commonwealth common shareholders, operating (loss) income or cash

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs. This measure should be considered in conjunction with net income (loss), net income (loss) attributable to Equity Commonwealth, net (loss) attributable to Equity Commonwealth common shareholders, operating (loss) income and cash flow from operating activities as presented in our consolidated statements of operations, consolidated statements of comprehensive income (loss) and consolidated statements of cash flows. Other REITs and real estate companies may calculate NOI differently than we do.
A reconciliation of NOI to net income (loss) for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Year Ended December 31,
	2014	2013	2012
Rental income	$691,699	$763,262	$774,600
Tenant reimbursements and other income	170,158	189,767	186,487
Operating expenses	(387,982)	(410,045)	(397,673)
NOI	$473,875	$542,984	$563,414

NOI	$473,875	$542,984	$563,414
Depreciation and amortization	(227,532)	(234,402)	(230,284)
General and administrative	(113,155)	(80,504)	(49,312)
Loss on asset impairment	(185,067)	(124,253)	—
Acquisition related costs	(5)	(318)	(5,648)
Operating (loss) income	(51,884)	103,507	278,170
Interest and other income	1,561	1,229	1,410
Interest expense	(143,230)	(173,011)	(202,055)
Gain (loss) on early extinguishment of debt	4,909	(60,052)	(287)
Gain on sale of equity investment	171,561	66,293	—
Gain on issuance of shares by an equity investee	17,020	—	7,246
Income (loss) from continuing operations before income tax expense and equity in earnings of investees	(63)	(62,034)	84,484
Income tax expense	(3,191)	(2,634)	(3,207)
Equity in earnings of investees	24,460	25,754	11,420
Income (loss) from continuing operations	21,206	(38,914)	92,697
Income (loss) from discontinued operations	8,389	6,393	(4,341)
Loss on asset impairment from discontinued operations	(2,238)	(102,869)	(168,632)
Loss on early extinguishment of debt from discontinued operations	(3,345)	(1,011)	(1,608)
Net (loss) gain on sale of properties from discontinued operations	—	(22,162)	2,039
Income (loss) before gain on sale of properties	24,012	(158,563)	(79,845)
Gain on sale of properties	—	1,596	—
Net income (loss)	$24,012	$(156,967)	$(79,845)

Note 19. Related Person Transactions
The following discussion includes a description of our related person transactions for the years ended December 31, 2014, 2013 and 2012. Certain of these related person transactions, and their approvals, occurred prior to the election of our new Board of Trustees at the Special Meeting and the appointment of our current executive officers following the Special Meeting. The disclosure below under “—Transactions with Prior Related Persons” describes our transactions and approvals with our prior related persons.

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Related Person Transactions Following the Special Meeting:

Equity Group Investments and associated entities: Effective June 1, 2014, we entered into a one-year license agreement with Equity Group Investments, a private investment firm, (Equity Group), to use office space on the sixth floor at Two North Riverside Plaza in Chicago, Illinois. The license fee is $0.2 million for the year. The license fee includes the non-exclusive use of additional areas on the sixth floor (such as conference rooms and common areas), certain administrative services (such as mail room services and reception desk staffing), office equipment, office furniture, supplies, licensee’s share of building operating expenses and real estate taxes and access to one parking space. The license expires on May 31, 2015, unless terminated earlier in accordance with the terms of the license. Mr. Zell, our Chairman, is the Chairman and Chief Executive Officer of Equity Group Investments, and Mr. Helfand, our President and Chief Executive Officer, is the Co-President of Equity Group Investments. This license agreement was approved by the Audit Committee of the Board of Trustees.

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

Related/Corvex: On July 31, 2014, at the reconvened session of our 2014 annual meeting of shareholders, our shareholders voted to approve the reimbursement of approximately $33.5 million of expenses incurred by Related/Corvex since February 2013 in connection with their consent solicitations to remove our former Trustees and elect the new Board of Trustees and to engage in related litigation. Approximately $16.7 million was paid during the year ended December 31, 2014.  Approximately $8.4 million will be reimbursed only if the average closing price of our common shares is at least $26.00 (as adjusted for any share splits or share dividends) during the one year period after the date on which the reimbursement was approved by shareholders, and the remaining approximately $8.4 million will be reimbursed only if the average closing price of our common shares is at least $26.00 (as adjusted for any share splits or share dividends) during the one year period between the first and second anniversaries of the date on which the reimbursement was approved by shareholders.

According to Related/Corvex’s Schedule 13D, as amended, Related/Corvex each owned approximately 2.8%, or approximately 5.7% in the aggregate, of our common shares as of August 5, 2014.  Seven of our current Trustees were nominated by Related/Corvex for election at our Special Meeting to fill the vacancies on our Board of Trustees created by the removal of our former Trustees as a result of Related/Corvex’s consent solicitation. In addition, Sam Zell and David Helfand, our Chairman and Chief Executive Officer, respectively, are associated with EGI-CW Holdings, L.L.C., which entered into certain arrangements with Related/Corvex in connection with the agreement of Messrs. Zell and Helfand to become nominees of Related/Corvex. Also, James Lozier, one of our new Trustees, is party to an agreement with Related pursuant to which certain amounts have been paid or are payable to him for consulting and other services provided to Related. In addition, James Corl, one of our new Trustees, is entitled to receive payments based on the performance of funds managed by Siguler Guff, which funds invest in an entity associated with Related.

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
During the time we were externally managed by RMR, one of our former Trustees, Mr. Barry Portnoy, was Chairman, majority owner and an employee of RMR. Another former Managing Trustee and our former President, Mr. Adam Portnoy, is

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the son of Mr. Barry Portnoy, and was an owner, President, Chief Executive Officer and a director of RMR. Mr. John Popeo, our former Treasurer and Chief Financial Officer, and Mr. David Lepore, our former Chief Operating Officer, were also officers of RMR. Two of our former independent Trustees served as independent directors or independent trustees of other public companies to which RMR provided management services. Mr. Barry Portnoy served as a managing director or managing trustee of a majority of the public companies to which RMR or its affiliate provided management services and Mr. Adam Portnoy served as a managing trustee of a majority of those companies. In addition, officers of RMR served as officers of those companies. As a result of the removal, effective March 25, 2014, of Mr. Barry Portnoy and Mr. Adam Portnoy as Trustees of the Company and the resignation on May 23, 2014, of Mr. Adam D. Portnoy, Mr. John C. Popeo, Mr. David M. Lepore and other officers of RMR from their respective positions as officers of the Company, they, RMR, RMR Australia Asset Management Pty Limited (RMR Australia), GOV, SIR and AIC have ceased to be related persons of the Company. Therefore, we only present related person transactions with these entities through June 30, 2014.
Our former Trustees had given our Compensation Committee, which was comprised exclusively of our former independent Trustees, authority to act on our behalf with respect to our management agreements with RMR. The charter of our former Compensation Committee required the committee to annually review the terms of these agreements, evaluate RMR's performance under the agreements and determine whether to renew, amend or terminate the management agreements.
In 2013, our former Compensation Committee retained FTI Consulting, Inc., a nationally recognized compensation consultant experienced in REIT compensation programs, to assist the committee in developing the terms of the incentive fee payable to RMR under our business management agreement with RMR beginning in 2014. In connection with retaining this consultant, our former Compensation Committee determined that the consultant did not have any conflicts of interest which would prevent the consultant from advising the committee.
On December 19, 2013, we and RMR entered into an amended and restated business management agreement, effective with respect to services performed on and after January 1, 2014. Under the terms of this amended and restated business management agreement:

•	The annual amount of the base management fee which was to be paid to RMR by us for each applicable period was to be equal to the lesser of:

•
the sum of (a) 0.7% of the average historical cost of our real estate investments during such period up to $250.0 million, plus (b) 1.0% of the average historical cost of our real estate investments located outside the United States, Puerto Rico and Canada during such period, plus (c) 0.5% of the average historical cost of our real estate investments during such period exceeding $250.0 million and the average historical cost of our real estate investments located outside the United States, Puerto Rico and Canada combined; and

•
the sum of (a) 0.7% of the average closing price per share of our common shares on the NYSE, during such period, multiplied by the average number of our common shares outstanding during such period, plus the daily weighted average of the aggregate liquidation preference of each class of our preferred shares outstanding during such period, plus the daily weighted average of the aggregate principal amount of our consolidated indebtedness during such period, or, together, our Average Market Capitalization, up to $250.0 million, plus (b) 1.0% of the average historical cost of our real estate investments located outside the United States, Puerto Rico and Canada during such period, plus (c) 0.5% of our Average Market Capitalization exceeding $250.0 million and the average historical cost of our real estate investments located outside the United States, Puerto Rico and Canada during such period combined.

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

•
Although the fee calculation is stated in annual percentages, the base management fee is paid monthly to RMR, ninety percent (90%) in cash and ten percent (10%) in our common shares, which shall be fully-vested when issued. The number of our common shares to be issued in payment of the base management fee for each month is equal to the value of 10.0% of the total base management fee for that month divided by the average daily closing price of our common shares during that month.

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
The incentive management fee which may be earned by RMR for an annual period will be an amount, subject to a cap based on the value of our outstanding common shares, equal to 12.0% of the product of (a) our equity market capitalization on the last trading day on the year immediately prior to the relevant measurement period, and (b) the amount (expressed as a percentage) by which the total returns per share realized by the holders of our common shares (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the SNL Office REIT Index (in each case subject to certain adjustments) for the relevant measurement period. The measurement periods are generally three-year periods ending with the year for which the incentive management fee is being calculated, with shorter periods applicable in the case of the calculation of the incentive management fee for 2014 (one year) and 2015 (two years).

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

Pursuant to our amended and restated business management agreement with RMR as described above, we recognized business management fees of $31.7 million for the six months ended June 30, 2014. The fees for the six months ended June 30, 2014, include estimated 2014 incentive fees payable in common shares based on our common share total return. These amounts are included in general and administrative expenses in our consolidated financial statements. In accordance with the terms of our business management agreement, as amended in December 2013, we issued 68,206 of our common shares to RMR for the six months ended June 30, 2014 as payment for 10.0% of the base business management fee we recognized for such period.
For 2013 and 2012, our business management agreement provided for the base business management fee to be paid to RMR at an annual rate equal to (a) 0.7% of the historical cost of our real estate investments, as described in the business management agreement, located in the United States, Puerto Rico or Canada, for the first $250.0 million of such investments, and 0.5% thereafter, plus (b) 1.0% of the historical cost of our real estate investments located outside the United States, Puerto Rico and Canada. In addition, for 2013 and 2012, our business management agreement provided for RMR to be paid an incentive fee equal to 15% of the product of (i) the weighted average of our common shares outstanding on a fully diluted basis during a fiscal year and (ii) the excess, if any, of the FFO Per Share, as defined in the business management agreement, for such fiscal year over the FFO Per Share for the preceding fiscal year. Our investments in GOV and SIR, which are described below, were not counted for purposes of determining the business management fees payable by us to RMR; however, we reported the business management fees payable to RMR by SIR in our consolidated 2012 results and 2013 results until we deconsolidated our investment in SIR on July 2, 2013. The business management fees, we and SIR (while SIR was a consolidated subsidiary of ours) recognized on a consolidated basis were $43.3 million and $43.6 million for 2013 and 2012, respectively. These amounts are included in general and administrative expenses and income from discontinued operations, as appropriate, in our consolidated financial statements. No incentive fees were paid by us to RMR for 2013 or 2012.
Our property management agreement with RMR provided for management fees equal to 3.0% of gross collected rents and construction supervision fees for construction equal to 5.0% of construction costs. The aggregate property management and construction supervision fees we and SIR (while SIR was a consolidated subsidiary of ours) recognized on a consolidated basis were $13.8 million for the six months ended June 30, 2014, and $32.5 million and $33.7 million for 2013 and 2012, respectively. These amounts are included in operating expenses and income from discontinued operations or have been capitalized, as appropriate, in our consolidated financial statements.
MacarthurCook Fund Management Limited (MacarthurCook) previously provided us with business and property management services related to our Australian properties. Our contract with MacarthurCook terminated on January 31, 2013, and on that date we entered into a business and property management agreement (Australia Management Agreement) with RMR Australia for the benefit of CWH Australia Trust (formerly the MacarthurCook Industrial Property Fund), a subsidiary of ours (CWHAT). The terms of the Australia Management Agreement are substantially similar to the terms of the management agreement we had with MacarthurCook. RMR Australia is owned by two of our former Trustees and our former President and it has been granted an Australian financial services license by the Australian Securities & Investments Commission. The Australia

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management Agreement provides for compensation to RMR Australia for business management and real estate investment services at an annual rate equal to 0.5% of the average historical cost of CWHAT's real estate investments, as described in the Australia Management Agreement. The Australia Management Agreement also provides for additional compensation to RMR Australia (i) for property management services at an annual rate equal to 50% of the difference between 3.0% of collected gross rents and the aggregate of all amounts paid or payable by or on behalf of CWHAT to third party property managers, and (ii) for construction supervision services at an annual rate equal to 50% of the difference between 5.0% of constructions costs and any amounts paid to third parties for construction management and/or supervision. Similar to our prior arrangement with respect to fees we paid to MacarthurCook, RMR has agreed to waive half of the fees payable by us under our property management agreement with RMR and half of the business management fees otherwise payable by us under our business management agreement with RMR related to real estate investments that are subject to the Australia Management Agreement for so long as the Australia Management Agreement is in effect and we or any of our subsidiaries are paying the fees under that agreement. The aggregate business and property management fees we recognized pursuant to the Australia Management Agreement were $0.9 million for the six months ended June 30, 2014, which amounts are equal to the fees waived by RMR and excluded from the amount that was payable to RMR during the six months ended June 30, 2014.  Pursuant to the Australia Management Agreement, we recognized aggregate business and property management fees of $1.6 million for the year ended December 31, 2013, which amount is equal to the fees waived by RMR and excluded from the amounts that were payable to RMR during 2013.
For January 2013 and the year 2012, with respect to our investments in Australia, RMR agreed to waive half of the fees payable by us under our property management agreement and half of the business management fees related to real estate investments located outside of the United States, Puerto Rico and Canada, so long as our business and property management agreement with MacarthurCook, with respect to those investments, was in effect and we or any of our subsidiaries were paying fees under that agreement. MacarthurCook earned $0.2 million and $1.8 million in January 2013 and the year 2012, respectively, with respect to our Australian properties, which amounts are equal to the fees waived by RMR and excluded from the amounts that were payable to RMR during those periods.
RMR also provided internal audit services to us in return for our share of the total internal audit costs incurred by RMR for us and other publicly owned companies managed by RMR and its affiliates, which amounts were subject to approval by our former Compensation Committee. Our former Audit Committee appointed our Director of Internal Audit. Our and SIR's (while SIR was a consolidated subsidiary of ours) share of RMR's costs of providing this internal audit function was, on a consolidated basis, approximately $0.3 million and $0.4 million and for 2013 and 2012, respectively, which amounts are included in general and administrative expenses in our consolidated financial statements. These allocated costs are in addition to the business and property management fees we and SIR paid to RMR.
RMR also leased from us office space for eleven of its regional offices. We earned approximately $0.4 million for the six months ended June 30, 2014 and $0.8 million and $0.6 million in rental income from RMR in 2013 and 2012, respectively, with respect to approximately 36,500 square feet of office space, which we believe was commercially reasonable rent for this office space, not all of which was leased to RMR for the entire three-year period. These leases were terminated when our management agreements with RMR terminated.
Under our share award plans, we granted restricted shares to certain employees of RMR, some of whom are our former officers. We granted a total of 73,450 restricted shares with an aggregate value of $1.7 million and 71,617 restricted shares with an aggregate value of $1.1 million to such persons in 2013 and 2012, respectively, based on upon the closing price of our common shares on the NYSE on the dates of grants. One fifth of those restricted shares vested on the grant dates and one fifth vests on each of the next four anniversaries of the grant dates. These share grants to RMR employees were in addition to the fees we pay to RMR. On occasion, we have entered into arrangements with former employees of RMR in connection with the termination of their employment with RMR, providing for the acceleration of vesting of restricted shares previously granted to them under our share award plan. Additionally, each of our former President, former Treasurer and former Chief Financial Officer and former Senior Vice President and former Chief Operating Officer received grants of restricted shares of other companies to which RMR provides management services in their capacities as officers of RMR. As a result of the removal of our former Trustees on March 25, 2014, the vesting of common shares previously issued to our former officers and certain employees of RMR pursuant to our equity compensation plans accelerated in accordance with the terms of their governing share grants (Note 15).
Termination and Cooperation Agreement: On September 30, 2014, we entered into a termination and cooperation agreement (Termination Agreement) with RMR and RMR Australia together, (Manager). Under the terms of the agreement, the

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

existing business and property management agreements with RMR terminated effective September 30, 2014. Our existing Australia Management Agreement with RMR Australia will remain in effect until December 31, 2015, unless earlier terminated.

Pursuant to the Termination Agreement, until February 28, 2015, Manager has agreed to use best efforts to assist us in the transition of our management and operations. We have agreed to pay Manager $1.2 million per month for transition services from October 1, 2014 to February 28, 2015. The payment of the transition fee also covers continued management and other services for the Australian assets through February 28, 2015. If we require such services beyond February 28, 2015, we have agreed to pay Manager $0.1 million per month until the Australia Management Agreement is terminated.

RMR is responsible for any severance payments to its employees. We paid accrued vacation benefits for any of Manager’s employees that were terminated as a result of the transition and we paid Manager the $15.3 million pro-rata portion of the current year’s incentive fee under the existing business management agreement for the period from January 1, 2014 to September 30, 2014. This incentive fee relates to the business management agreement entered into prior to the election of our new Board of Trustees on May 23, 2014. There is no future obligation to pay an incentive fee to RMR.
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
During the time we were externally managed by RMR, RMR provided management services to both us and GOV, two of our former Trustees and our former President were managing trustees of GOV and GOV’s executive officers were officers of RMR. On March 15, 2013, we sold all of our 9,950,000 common shares of GOV in a public offering for net proceeds (after deducting underwriters' discounts and commissions and expenses) of $239.6 million and we realized a gain of $66.3 million. In connection with this public offering, on March 11, 2013, we entered into a registration agreement with GOV under which we agreed to pay all expenses incurred by GOV relating to the registration and sale of our GOV common shares. We incurred and paid $0.3 million of reimbursements to GOV pursuant to this agreement during 2013. In addition, under the registration agreement, GOV agreed to indemnify us and our officers, Trustees and controlling persons, and we agreed to indemnify GOV and its officers, trustees and controlling persons, against certain liabilities related to the public offering, including liabilities under the Securities Act of 1933, as amended, (Securities Act).
SIR:    SIR was formerly our 100% owned subsidiary. In March 12, 2012, SIR completed the SIR IPO. Until July 9, 2014, we were SIR's largest shareholder and, until July 2, 2013, SIR was one of our consolidated subsidiaries. As of June 30, 2014, we owned 22,000,000 common shares of SIR, which represented approximately 36.7% of SIR's outstanding common shares. Two of our former Trustees and our former President were managing trustees of SIR and our former Treasurer and Chief Financial Officer served as the treasurer and chief financial officer of SIR and SIR’s executive officers were officers of RMR. In addition, one of our former independent Trustees was an independent trustee of SIR.
In March 2012, SIR completed an initial public offering pursuant to which it issued 9,200,000 of its common shares for net proceeds (after deducting underwriters' discounts and commissions and expenses) of $180.8 million. SIR applied those net proceeds, along with proceeds from drawings under SIR's revolving credit facility, to repay in full a $400.0 million demand promissory note that we received from SIR on February 16, 2012, along with 22,000,000 SIR common shares (including SIR common shares that had been previously issued to us in connection with SIR's formation), in exchange for our transfer to SIR of 79 properties (251 separate buildings or land parcels with a combined approximately 21,400,000 rentable square feet). SIR also reimbursed us for costs that we incurred in connection with SIR's organization and preparation for the SIR IPO.
In March 2013, we entered into a registration agreement with SIR, pursuant to which SIR agreed to, among other things, file a registration statement with respect to an offering of up to all of the 22,000,000 common shares of SIR that we owned, and SIR filed a registration statement on Form S-3 to permit the resale by us of some or all of the common shares of SIR we owned. Under the registration agreement, we agreed to pay all expenses incurred by SIR relating to the registration and sale of the

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shares in an offering. We incurred and paid $0.6 million of reimbursements to SIR pursuant to this agreement. By letter dated March 31, 2014, SIR notified us that, effective that same day, SIR had elected to terminate the registration agreement with us as a result of the removal of all the former Trustees effective March 25, 2014, which constituted a change of control of us as provided in that agreement. The letter also noted that SIR would welcome the opportunity to meet with our new Board of Trustees to discuss mutually beneficial arrangements regarding the registration of the shares of SIR owned by EQC.  On July 9, 2014, we sold our entire stake of 22,000,000 common shares of SIR, for $32.04 per share, raising aggregate gross proceeds of $704.8 million.  As a result of this sale, we no longer hold any interest in SIR.
AIC:    We previously owned 12.5% of AIC, an Indiana insurance company, and, as of May 9, 2014, had invested $5.2 million in AIC since we became an equity owner of AIC in 2009. RMR, GOV, SIR and four other companies to which RMR provides management services also own shares of AIC. During the time we were externally managed by RMR, RMR provided management and administrative services to AIC pursuant to a management and administrative services agreement with AIC and a majority of the former Trustees, our former President and most of the trustees and directors of the other AIC shareholders served on the board of directors of AIC. On March 25, 2014, as a result of the removal of the former Trustees, we underwent a change in control, as defined in the shareholders’ agreement among us, the other shareholders of AIC and AIC. As a result of that change in control and in accordance with the terms of the shareholders agreement, the other shareholders of AIC, on May 9, 2014, exercised their right to purchase the 20,000 shares of AIC we then owned. We received $5.8 million in aggregate proceeds from this sale and we no longer own any interest in AIC.
We previously purchased property insurance providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. This program expired in June 2014. We paid AIC a premium, including taxes and fees, of approximately $6.0 million in connection with that policy. Our annual premiums for this property insurance in 2012 were $6.6 million, before adjustments made for acquisitions or dispositions we made during that period.
Indemnification: Pursuant to our declaration of trust and separate indemnification agreements, we have advanced amounts incurred for legal fees and costs on behalf of certain of the former Trustees and officers with respect to the legal proceedings described in Part I, Item 3, "Legal Proceedings" in this Annual Report on Form 10-K. Pursuant to indemnification provisions in our business and property management agreements with RMR, we have also incurred legal fees and costs on behalf of RMR for claims brought against RMR in its capacity as our business and property manager with respect to certain legal proceedings described in Part I, Item 3, "Legal Proceedings" in this Annual Report on Form 10-K. For the six months ended June 30, 2014, we incurred approximately $5.4 million in such legal fees and costs, including our costs, and for the year ended December 31, 2013, we incurred approximately $30.4 million in such legal fees and costs, including our costs.
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

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20. Selected Quarterly Financial Data (Unaudited)
The following is a summary of our unaudited quarterly results of operations for 2014 and 2013. Reclassifications have been made to the prior quarterly results to reflect properties reclassified from discontinued operations to continuing operations during 2014.

	2014
	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter
Total revenues	$217,260	$215,194	$216,595	$212,808
Net income (loss) attributable to Equity Commonwealth common shareholders	9,297	(17,802)	149,759	(165,542)
Net income (loss) attributable to Equity Commonwealth common shareholders per share—basic and diluted	0.08	(0.14)	1.16	(1.28)
Common distributions declared	0.25	—	—	—

The decrease in the second quarter 2014 net loss attributable to Equity Commonwealth common shareholders was primarily attributable to a loss on asset impairment of $22.7 million. The increase in third quarter 2014 net income attributable to Equity Commonwealth common shareholders was largely attributable to the gain on equity investment in SIR of $171.8 million. The decrease in the fourth quarter 2014 net loss attributable to Equity Commonwealth common shareholders was impacted by a loss on asset impairment of $167.1 million.

	2013
	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter
Total revenues	$262,612	$262,188	$214,201	$214,028
Net income (loss) attributable to Equity Commonwealth common shareholders	14,516	7,738	(227,466)	(16,452)
Net income (loss) attributable to Equity Commonwealth common shareholders per share—basic and diluted	0.15	0.07	(1.92)	(0.14)
Common distributions declared	0.25	0.25	0.25	0.25

(1)	Amounts previously reported have been adjusted as follows:

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues as previously reported	$242,653	$246,181	$198,283	$198,419
Total revenues from properties reclassified to discontinued operations during 2014	19,959	16,007	15,918	15,609
Total revenues restated	$262,612	$262,188	$214,201	$214,028
The decrease in revenues and net loss attributable to Equity Commonwealth common shareholders for the third quarter and fourth quarter 2013 were largely the result of the deconsolidation of SIR, which occurred in July 2013. Also, negatively impacting the net loss attributable to Equity Commonwealth common shareholders in the third quarter was the loss on asset impairment of $124.3 million.
Note 21. Subsequent Event
On January 29, 2015, we entered into a new unsecured revolving credit facility and unsecured term loan. See Note 9 for additional information regarding this agreement.

COMMONWEALTH REIT
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2014
(dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2012:
Allowance for doubtful accounts	$12,575	$504	$(3,117)	$9,962
Year Ended December 31, 2013:
Allowance for doubtful accounts	$9,962	$818	$(2,895)	$7,885
Year Ended December 31, 2014:
Allowance for doubtful accounts	$7,885	$2,196	$(3,516)	$6,565

COMMONWEALTH REIT
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(dollars in thousands)

					Initial Cost to Company				Cost Amount Carried at Close of Period
Property	City	State	Property Location	Encumbrances(1)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition, Net	Impairment/Write Downs	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation(3)	Date Acquired	Original Construction Date
2501 20th Place South	Birmingham	AL	CBD	$10,267	$4,000	$19,604	$511	$—	$4,002	$20,113	$24,115	$4,153	12/27/2006	2001
420 20th Street North	Birmingham	AL	CBD	—	1,740	49,565	4,397	—	1,740	53,962	55,702	4,724	7/29/2011	1986
Inverness Center	Birmingham	AL	Suburban	—	8,525	38,367	4,807	—	8,525	43,174	51,699	5,214	12/9/2010	1980;1981;1982
785 Schilinger Road South	Mobile	AL	Suburban	—	1,540	9,732	(3)	—	1,540	9,729	11,269	1,747	10/22/2007	1998
Arizona Center	Phoenix	AZ	CBD	—	22,614	64,105	11,157	—	22,614	75,262	97,876	6,970	3/4/2011	1990;1998
4 South 84th Avenue	Tolleson	AZ	Suburban	—	1,257	9,210	915	—	1,257	10,125	11,382	2,639	12/19/2003	1989
One South Church Avenue	Tucson	AZ	CBD	—	3,261	26,357	3,762	—	3,262	30,118	33,380	9,129	2/27/2002	1986
Parkshore Plaza	Folsom	CA	Suburban	41,275	4,370	41,749	510	—	4,370	42,259	46,629	3,782	6/16/2011	1999
Leased Land	Gonzalez	CA	Suburban	—	18,941	9,060	3,824	—	18,940	12,885	31,825	2,276	8/31/2010	-
Sky Park Centre	San Diego	CA	Suburban	—	936	8,094	756	—	935	8,851	9,786	3,029	6/24/2002	1986
Sorrento Valley Business Park	San Diego	CA	Suburban	—	1,425	12,842	3,308	—	1,425	16,150	17,575	6,951	12/31/1996	1984
1921 E. Alton Avenue	Santa Ana	CA	Suburban	—	1,363	10,158	1	—	1,362	10,160	11,522	2,908	11/10/2003	2000
9110 East Nichols Avenue	Centennial	CO	Suburban	—	1,708	14,616	3,962	—	1,708	18,578	20,286	5,739	11/2/2001	1984
7450 Campus Drive	Colorado Springs	CO	Suburban	—	1,250	7,982	249	—	1,250	8,231	9,481	962	4/30/2010	1996
1225 Seventeenth Street	Denver	CO	CBD	—	22,400	110,090	12,616	—	22,400	122,706	145,106	17,456	6/24/2009	1982
5073, 5075, & 5085 S. Syracuse Street	Denver	CO	Suburban	—	4,720	58,890	—	—	4,720	58,890	63,610	6,871	4/16/2010	2007
1601 Dry Creek Drive	Longmont	CO	Suburban	—	3,714	24,397	4,244	—	3,715	28,640	32,355	8,166	10/26/2004	1982
129 Worthington Ridge Road	Berlin	CT	Suburban	—	2,770	8,409	1,161	(7,088)	1,114	4,138	5,252	714	10/24/2006	1968
97 Newberry Road	East Windsor	CT	Suburban	6,819	2,960	12,360	30	—	2,943	12,407	15,350	2,555	10/24/2006	1989
185 Asylum Street	Hartford	CT	CBD	—	15,930	60,312	1,856	—	15,930	62,168	78,098	4,247	3/30/2012	1983
599 Research Parkway	Meriden	CT	Suburban	—	768	6,164	1,160	—	768	7,324	8,092	1,938	7/24/2003	1982
33 Stiles Lane	North Haven	CT	Suburban	3,132	2,090	9,141	216	(1,654)	1,799	7,994	9,793	1,949	10/24/2006	1970
181 Marsh Hill Road	Orange	CT	Suburban	—	2,270	7,943	581	—	2,271	8,523	10,794	1,659	10/24/2006	1993
101 Barnes Road	Wallingford	CT	Suburban	—	367	3,301	1,153	(3,398)	154	1,269	1,423	39	12/22/1998	1988
15 Sterling Drive	Wallingford	CT	Suburban	—	2,010	7,352	235	(4,792)	1,139	3,666	4,805	116	10/24/2006	1978
35 Thorpe Avenue	Wallingford	CT	Suburban	—	640	10,017	1,276	(5,431)	518	5,984	6,502	185	6/1/1998	1986
50 Barnes Industrial Road North	Wallingford	CT	Suburban	—	2,300	8,621	2,955	(2,472)	1,865	9,539	11,404	2,457	10/24/2006	1976
5-9 Barnes Industrial Road	Wallingford	CT	Suburban	—	740	2,552	218	—	741	2,769	3,510	547	10/24/2006	1980
860 North Main Street	Wallingford	CT	Suburban	—	680	3,144	941	(915)	537	3,313	3,850	919	10/24/2006	1982
One Barnes Industrial Road South	Wallingford	CT	Suburban	—	800	2,251	6	(691)	631	1,735	2,366	466	10/24/2006	1977
Village Lane	Wallingford	CT	Suburban	—	1,090	4,448	1,078	(2,600)	750	3,266	4,016	109	10/24/2006	1974;1979

COMMONWEALTH REIT
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(dollars in thousands)

					Initial Cost to Company				Cost Amount Carried at Close of Period
							Costs Capitalized Subsequent to Acquisition, Net
Property	City	State	Property Location	Encumbrances(1)	Land	Buildings and Improvements		Impairment/Write Downs	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation(3)	Date Acquired	Original Construction Date
100 Northfield Drive	Windsor	CT	Suburban	—	1,376	11,212	2,791	(2,093)	1,183	12,103	13,286	4,234	8/29/2003	1988
1250 H Street, NW	Washington	DC	CBD	—	5,975	53,778	5,272	—	5,975	59,050	65,025	24,069	6/23/1998	1992
Georgetown-Green and Harris Buildings	Washington	DC	CBD	—	24,000	35,979	44	—	24,000	36,023	60,023	4,797	9/3/2009	1960;1975
802 Delaware Avenue	Wilmington	DE	CBD	—	4,409	39,681	10,530	(11,156)	3,390	40,074	43,464	21,964	7/23/1998	1986
6600 North Military Trail	Boca Raton	FL	Suburban	—	15,900	129,790	—	—	15,900	129,790	145,690	12,979	1/11/2011	2008
225 Water Street	Jacksonville	FL	CBD	40,059	1,480	43,770	4,482	(29,720)	871	19,141	20,012	338	11/24/2008	1985
The Exchange	Atlanta	GA	Suburban	—	1,576	13,134	3,170	—	1,578	16,302	17,880	4,376	9/9/2004; 9/2/2005	1974;1983
9040 Roswell Road	Atlanta	GA	Suburban	—	2,459	18,549	2,213	—	2,463	20,758	23,221	5,425	8/24/2004	1985
Executive Park	Atlanta	GA	Suburban	—	13,729	78,032	5,980	(54,310)	10,954	32,477	43,431	13,947	7/16/2004; 7/26/2007	1972
3920 Arkwright Road	Macon	GA	Suburban	—	2,674	19,311	2,892	(4,383)	2,243	18,251	20,494	4,825	4/28/2006	1988
1775 West Oak Commons Court	Marietta	GA	Suburban	—	2,190	6,586	1,217	(1,689)	1,814	6,490	8,304	1,458	9/5/2007	1998
633 Ahua Street	Honolulu	HI	Suburban	—	1,256	3	18,050	(2,912)	1,100	15,297	16,397	3,397	12/5/2003	2006
625 Crane Street	Aurora	IL	Suburban	—	1,180	3,411	(2)	(2,978)	533	1,078	1,611	56	4/2/2007	1977
905 Meridian Lake Drive	Aurora	IL	Suburban	—	1,740	13,586	52	(3,069)	1,431	10,878	12,309	2,609	5/1/2007	1999
1200 Lakeside Drive	Bannockburn	IL	Suburban	—	5,846	48,568	10,623	—	5,858	59,179	65,037	12,964	12/29/2005	1999
Illinois Center	Chicago	IL	CBD	142,666	66,757	239,143	27,735	—	66,757	266,878	333,635	23,133	5/11/2011; 1/9/2012	1970;1972
600 West Chicago Avenue	Chicago	IL	CBD	—	34,980	315,643	4,314	—	34,980	319,957	354,937	27,356	8/10/2011	1908
8750 Bryn Mawr Avenue	Chicago	IL	Suburban	—	6,600	77,764	6,460	—	6,600	84,224	90,824	9,137	10/28/2010	1985
1717 Deerfield Road	Deerfield	IL	Suburban	—	2,515	20,186	2,540	(16,742)	985	7,514	8,499	213	12/14/2005	1986
1955 West Field Court	Lake Forest	IL	Suburban	—	1,258	9,630	2,991	(1,954)	1,065	10,860	11,925	3,025	12/14/2005	2001
11350 North Meridian Street	Carmel	IN	Suburban	—	667	5,815	1,654	(5,415)	270	2,451	2,721	125	6/15/2006	1982
101-115 W. Washington Street	Indianapolis	IN	CBD	—	7,495	60,465	21,160	—	7,496	81,624	89,120	20,875	5/10/2005	1977
111 Monument Circle	Indianapolis	IN	CBD	116,000	9,670	158,085	5,014	—	9,670	163,099	172,769	8,737	10/22/2012	1959;1990
5015 S. Water Circle	Wichita	KS	Suburban	—	2,720	2,029	1,125	—	2,719	3,155	5,874	731	4/2/2007	1995
701 Poydras Street	New Orleans	LA	CBD	—	9,100	78,540	9,971	—	9,100	88,511	97,611	7,252	8/29/2011	1972
109 Brookline Avenue	Boston	MA	CBD	—	3,168	30,397	11,492	—	3,168	41,889	45,057	17,245	9/28/1995	1915
Adams Place	Braintree/Quincy	MA	Suburban	—	4,145	27,742	8,420	(20,532)	2,956	16,819	19,775	853	4/3/1998	1998
Cabot Business Park	Mansfield	MA	Suburban	—	2,733	23,657	5,376	(17,038)	1,654	13,074	14,728	556	8/1/2003	1978;1981
Cabot Business Park Land	Mansfield	MA	Suburban	—	1,033	—	—	—	1,033	—	1,033	—	8/1/2003	0

COMMONWEALTH REIT
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(dollars in thousands)

					Initial Cost to Company		Costs Capitalized Subsequent to Acquisition, Net		Cost Amount Carried at Close of Period
Property	City	State	Property Location	Encumbrances(1)	Land	Buildings and Improvements		Impairment/Write Downs	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation(3)	Date Acquired	Original Construction Date
2300 Crown Colony Drive	Quincy	MA	Suburban	—	774	5,815	1,591	(1,036)	678	6,466	7,144	2,419	2/24/2004	1999
Myles Standish Industrial Park	Taunton	MA	Suburban	—	1,013	8,728	2,214	(4,077)	686	7,192	7,878	135	8/29/2007	1986;1989
340 Thompson Road	Webster	MA	Suburban	—	315	2,834	39	—	315	2,873	3,188	1,270	5/15/1997	1995
100 South Charles Street	Baltimore	MD	CBD	—	—	12,430	3,931	—	—	16,361	16,361	6,870	11/18/1997	1988
111 Market Place	Baltimore	MD	CBD	—	6,328	54,645	15,070	—	6,328	69,715	76,043	21,931	1/28/2003	1990
25 S. Charles Street	Baltimore	MD	CBD	—	2,830	22,996	12,677	—	2,830	35,673	38,503	11,158	7/16/2004	1972
820 W. Diamond	Gaithersburg	MD	Suburban	—	4,381	18,798	10,193	—	4,461	28,911	33,372	10,230	3/31/1997	1995
6710 Oxon Hill	Oxon Hill	MD	Suburban	—	3,181	13,653	2,998	(2,300)	2,725	14,807	17,532	7,032	3/31/1997	1992
Danac Stiles Business Park	Rockville	MD	Suburban	—	7,638	62,572	5,846	(10,480)	6,595	58,981	65,576	17,078	7/20/2004	2002
East Eisenhower Parkway	Ann Arbor	MI	Suburban	—	6,760	46,988	1,297	—	6,760	48,285	55,045	5,528	6/15/2010	1975;2006
8800 Queen Avenue South	Bloomington	MN	Suburban	—	1,898	17,081	2,038	(7,378)	1,788	11,851	13,639	331	3/19/1998	1957
2250 Pilot Knob Road	Mendota Heights	MN	Suburban	—	533	4,795	1,201	—	533	5,996	6,529	2,394	3/19/1998	1995
9800 Shelard Parkway	Plymouth	MN	Suburban	—	563	5,064	1,090	(1,433)	433	4,851	5,284	2,378	8/3/1999	1987
Rosedale Corporate Plaza	Roseville	MN	Suburban	—	1,860	16,750	8,938	—	1,859	25,689	27,548	8,775	12/1/1999	1987
411 Farwell Avenue	South St. Paul	MN	Suburban	—	1,303	10,451	4,595	—	1,304	15,045	16,349	3,035	6/2/2004	1970
6200 Glenn Carlson Drive	St. Cloud	MN	Suburban	—	1,950	13,803	—	—	1,950	13,803	15,753	1,811	10/15/2009	1999
1000 Shelard Parkway	St. Louis Park	MN	Suburban	—	695	6,254	1,778	(835)	622	7,270	7,892	3,017	8/3/1999	1986
525 Park Street	St. Paul	MN	CBD	—	696	6,263	1,513	—	695	7,777	8,472	3,104	8/3/1999	1987
1900 Meyer Drury Drive	Arnold	MO	Suburban	—	834	7,302	474	—	838	7,772	8,610	2,039	2/11/2004	1999
4700 Belleview Avenue	Kansas City	MO	Suburban	—	1,165	3,097	2,375	—	1,165	5,472	6,637	793	7/17/2008	1986
131-165 West Ninth Street	N. Kansas City	MO	Suburban	—	494	959	300	—	494	1,259	1,753	200	7/17/2008	1970
12655 Olive Boulevard	St. Louis	MO	Suburban	—	4,800	8,020	1,760	—	4,801	9,779	14,580	2,016	10/5/2006	1988
1285 Fern Ridge Parkway	St. Louis	MO	Suburban	—	903	7,602	1,495	(3,503)	556	5,941	6,497	2,497	11/7/2003	1998
300 North Greene Street	Greensboro	NC	CBD	—	2,070	37,073	1,616	—	2,070	38,689	40,759	4,322	9/14/2010	1989
7-9 Vreeland Road	Florham Park	NJ	Suburban	—	1,412	12,709	2,191	(9,087)	916	6,309	7,225	442	7/31/1998	1979
111 River Street	Hoboken	NJ	CBD	—	—	134,199	602	—	—	134,801	134,801	18,206	8/11/2009	2002
5 Paragon Drive	Montvale	NJ	Suburban	—	3,650	13,725	351	(3,298)	3,075	11,353	14,428	1,363	2/11/2011	1984

COMMONWEALTH REIT
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(dollars in thousands)

					Initial Cost to Company		Costs Capitalized Subsequent to Acquisition, Net		Cost Amount Carried at Close of Period
Property	City	State	Property Location	Encumbrances(1)	Land	Buildings and Improvements		Impairment/Write Downs	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation(3)	Date Acquired	Original Construction Date
1000 Voorhees Drive and 333 and 400 Laurel Oak Drive	Voorhees	NJ	Suburban	—	2,171	13,655	2,361	(9,829)	1,688	6,670	8,358	358	5/26/1998	1989
One Park Square	Albuquerque	NM	CBD	—	2,582	21,532	5,756	—	2,583	27,287	29,870	8,448	2/12/2002	1985;1987
Widewaters Parkway	Dewitt	NY	Suburban	—	4,574	39,419	8,218	(33,428)	2,058	16,725	18,783	883	12/28/199;3/14/2006	1977;1982;1986;1988;1989;1991
5062 Brittonfield Parkway	East Syracuse	NY	Suburban	—	718	4,756	(10)	(1,700)	590	3,174	3,764	74	3/14/2006	1995
Woodcliff Drive	Fairport	NY	Suburban	—	6,538	55,938	11,385	(25,814)	4,622	43,425	48,047	3,651	3/14/2006	1987;1989;1991;1996;1999;2004
1601 Veterans Highway	Islandia	NY	Suburban	—	813	7,319	2,684	(7,281)	368	3,167	3,535	120	6/11/1999	1987
Two Corporate Center Drive	Melville	NY	Suburban	—	3,155	28,395	6,625	(26,344)	1,868	9,963	11,831	841	7/22/1999	1985
Interstate Place	North Syracuse	NY	Suburban	—	563	4,874	1,243	(3,750)	296	2,634	2,930	79	3/14/2006	1972;1973
1000 Pittsford-Victor Road	Pittsford	NY	Suburban	—	583	4,700	967	(3,295)	314	2,641	2,955	91	3/14/2006	1986
1200 Pittsford - Victor Road	Pittsford	NY	Suburban	—	307	2,083	4	(540)	295	1,559	1,854	38	11/30/2004	2004
Corporate Crossing	Pittsford	NY	Suburban	—	3,012	22,546	1,088	(12,224)	2,047	12,375	14,422	337	11/30/2004	1998;1999;2000;2002
Canal View Boulevard	Rochester	NY	Suburban	—	1,575	12,686	1,791	(4,428)	1,290	10,334	11,624	1,796	1/6/2006	1999;2000;2003
14 Classic Street	Sherburne	NY	Suburban	—	140	1,250	15	(16)	140	1,249	1,389	274	3/14/2006	1979
110 W Fayette Street	Syracuse	NY	CBD	—	1,788	16,096	14,881	(17,214)	1,075	14,476	15,551	651	6/29/1999	1972
251 Salina Meadows Parkway	Syracuse	NY	Suburban	—	466	4,196	1,134	(2,748)	335	2,713	3,048	124	9/24/1999	1990
11311 Cornell Park Drive	Blue Ash	OH	Suburban	—	883	7,175	1,120	(2,561)	773	5,844	6,617	213	6/15/2006	1982
North Point Office Complex	Cleveland	OH	CBD	—	12,000	94,448	15,496	—	12,000	109,944	121,944	18,849	2/12/2008	1985;1989;1990
5300 Kings Island Drive	Mason	OH	Suburban	—	1,528	13,748	4,620	(8,546)	1,320	10,030	11,350	725	6/10/1998	1994
3 Crown Point Court	Sharonville	OH	Suburban	—	956	8,290	1,362	(181)	1,125	9,302	10,427	1,915	12/30/2005	1999
Raintree Industrial Park	Solon	OH	Suburban	—	1,808	16,620	2,064	(8,359)	1,339	10,794	12,133	394	7/16/2004	1975
401 Vine Street	Delmont	PA	Suburban	—	1,575	5,542	—	—	1,575	5,542	7,117	991	10/22/2007	1999
515 Pennsylvania Avenue	Fort Washington	PA	Suburban	—	1,872	8,816	4,091	(4,225)	1,259	9,295	10,554	4,404	9/22/1997	1958
443 Gulph Road	King of Prussia	PA	Suburban	—	634	3,251	773	—	634	4,024	4,658	1,528	9/22/1997	1966
4350 Northern Pike	Monroeville	PA	Suburban	—	6,558	51,775	16,926	(34,439)	3,667	37,153	40,820	15,106	9/16/2004	1971

COMMONWEALTH REIT
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(dollars in thousands)

					Initial Cost to Company				Cost Amount Carried at Close of Period
Property	City	State	Property Location	Encumbrances(1)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition, Net	Impairment/Write Downs	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation(3)	Date Acquired	Original Construction Date
Cherrington Corporate Center	Moon Township	PA	Suburban	—	11,369	39,892	18,276	(5,440)	11,164	52,933	64,097	19,102	9/14/1998; 8/23/1999	1987;1988; 1989;1990; 1991;1992; 1994
1500 Market Street	Philadelphia	PA	CBD	—	18,758	167,487	96,002	—	18,758	263,489	282,247	68,976	10/10/2002	1974
1525 Locust Street	Philadelphia	PA	CBD	—	931	8,377	1,853	—	930	10,231	11,161	3,719	6/11/1999	1987
1600 Market Street	Philadelphia	PA	CBD	—	3,462	111,946	16,320	—	3,462	128,266	131,728	51,508	3/30/1998	1983
16th and Race Street	Philadelphia	PA	CBD	—	7,884	71,002	5,749	(48,329)	5,939	30,367	36,306	1,306	3/30/1998	1983
1735 Market Street	Philadelphia	PA	CBD	171,498	24,753	222,775	50,376	—	24,747	273,157	297,904	110,910	6/30/1998	1990
Foster Plaza	Pittsburgh	PA	Suburban	—	6,168	51,588	15,524	—	6,171	67,109	73,280	16,665	9/16/2005	1987;1990; 1994; 1995; 1996
128 Crews Drive	Columbia	SC	Suburban	—	2,420	4,017	1,322	(4,012)	1,024	2,723	3,747	385	4/2/2007	1968
1320 Main Street	Columbia	SC	CBD	38,979	1,660	53,058	399	—	1,660	53,457	55,117	3,008	9/18/2012	2004
111 Southchase Boulevard	Fountain Inn	SC	Suburban	—	520	6,822	1,725	(2,912)	390	5,765	6,155	1,393	5/23/2007	1987
1043 Global Avenue	Graniteville	SC	Suburban	—	720	15,552	598	—	720	16,150	16,870	3,042	4/2/2007	1998
633 Frazier Drive	Franklin	TN	Suburban	—	5,800	13,190	(10)	—	5,800	13,180	18,980	2,381	10/22/2007	1999
775 Ridge Lake Boulevard	Memphis	TN	CBD	—	2,113	18,201	515	—	2,114	18,715	20,829	5,044	4/28/2004	2000
1601 Rio Grande Street	Austin	TX	CBD	—	688	6,192	1,272	—	697	7,455	8,152	2,874	6/3/1999	1985
206 East 9th Street	Austin	TX	CBD	27,965	7,900	38,533	1,822	—	7,900	40,355	48,255	2,568	5/31/2012	1984
4515 Seton Center Parkway	Austin	TX	Suburban	—	2,038	18,338	2,487	—	2,037	20,826	22,863	8,310	10/8/1999	1997
4516 Seton Center Parkway	Austin	TX	Suburban	—	2,028	18,251	3,046	—	2,027	21,298	23,325	8,717	10/8/1999	1985
7800 Shoal Creek Boulevard	Austin	TX	Suburban	—	1,731	14,921	4,407	—	1,731	19,328	21,059	6,842	6/30/1999	1974
812 San Antonio Street	Austin	TX	CBD	—	626	5,636	2,286	—	621	7,927	8,548	2,807	8/18/1999	1987
8701 N Mopac	Austin	TX	Suburban	—	1,574	14,168	2,511	—	1,573	16,680	18,253	6,201	8/3/1999	1982
Bridgepoint Parkway	Austin	TX	Suburban	—	7,784	70,526	9,757	—	7,785	80,282	88,067	34,829	12/5/1997	1986;1996; 1997
Lakewood on the Park	Austin	TX	Suburban	—	3,548	31,936	1,629	—	3,548	33,565	37,113	13,597	10/20/1998	1998
Research Park	Austin	TX	Suburban	—	15,859	60,175	14,551	—	18,411	72,174	90,585	26,848	10/7/1998	1968;1998; 2001
9840 Gateway Boulevard North	El Paso	TX	Suburban	—	1,700	9,736	(4)	—	1,700	9,732	11,432	1,752	10/22/2007	1999

COMMONWEALTH REIT
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(dollars in thousands)

					Initial Cost to Company		Costs Capitalized Subsequent to Acquisition, Net		Cost Amount Carried at Close of Period
Property	City	State	Property Location	Encumbrances(1)	Land	Buildings and Improvements		Impairment/Write Downs	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation(3)	Date Acquired	Original Construction Date
3003 South Expressway 281	Hidalgo	TX	Suburban	—	1,480	15,533	(9)	—	1,480	15,524	17,004	2,805	10/22/2007	1999
3330 N Washington Boulevard	Arlington	VA	Suburban	—	810	7,289	744	—	811	8,032	8,843	3,100	8/26/1998	1987
6160 Kempsville Circle	Norfolk	VA	Suburban	—	1,273	11,083	2,931	—	1,273	14,014	15,287	4,087	10/25/2002	1987
Thunderbolt Place	Chantilly	VA	Suburban	—	1,374	12,369	819	—	1,375	13,187	14,562	4,998	9/29/1999	1988
448 Viking Drive	Virginia Beach	VA	Suburban	—	682	5,431	1,443	—	686	6,870	7,556	1,664	6/4/2004	1991
333 108th Avenue NE	Bellevue	WA	CBD	—	14,400	136,412	1,731	—	14,400	138,143	152,543	18,429	11/12/2009	2008
600 108th Avenue NE	Bellevue	WA	CBD	—	3,555	30,244	11,912	—	3,555	42,156	45,711	10,119	7/16/2004	1980
1331 North Center Parkway	Kennewick	WA	Suburban	—	1,850	7,339	(2)	—	1,850	7,337	9,187	1,323	10/22/2007	1999
100 East Wisconsin Avenue	Milwaukee	WI	CBD	—	3,150	72,113	6,615	—	3,150	78,728	81,878	9,063	8/11/2010	1989
111 East Kilbourn Avenue	Milwaukee	WI	CBD	—	2,400	47,562	5,107	—	2,400	52,669	55,069	8,919	6/12/2008	1988
Australia:
7 Modal Crescent	Canning Vale	Australia	Suburban	—	9,806	3,925	(505)	—	8,171	5,055	13,226	454	10/7/2010	2001
71-93 Whiteside Road	Clayton	Australia	Suburban	—	9,757	8,495	(3,043)	—	8,130	7,079	15,209	749	10/7/2010	1965
9-13 Titanium Court	Crestmead	Australia	Suburban	—	3,400	3,185	(1,098)	(409)	2,621	2,457	5,078	281	10/7/2010	2005
16 Rodborough Road	Frenchs Forest	Australia	Suburban	—	7,355	9,498	(2,386)	—	6,128	8,339	14,467	859	10/7/2010	1987
22 Rodborough Road	Frenchs Forest	Australia	Suburban	—	2,452	3,923	453	—	2,043	4,785	6,828	459	10/7/2010	1997
127-161 Cherry Lane	Laverton North	Australia	Suburban	—	4,266	5,220	(1,237)	—	3,554	4,695	8,249	462	10/7/2010	1965
310-314 Invermay Road	Mowbray	Australia	Suburban	—	431	535	(919)	—	56	(9)	47	47	10/7/2010	1963
253-293 George Town Road	Rocherlea	Australia	Suburban	—	2,108	1,331	(574)	(2,748)	526	(409)	117	117	10/7/2010	1963
310-320 Pitt Street	Sydney	Australia	CBD	—	63,271	104,588	(30,272)	—	51,886	85,701	137,587	9,109	12/21/2010	1989
44-46 Mandarin Street	Villawood	Australia	Suburban	—	6,374	8,179	(1,096)	—	5,311	8,146	13,457	814	10/7/2010	1980
19 Leadership Way	Wangara	Australia	Suburban	—	4,217	2,685	(961)	—	3,514	2,427	5,941	247	10/7/2010	2000
				$598,660	$769,100	$4,798,293	$678,281	$(517,231)	$714,238	$5,014,205	$5,728,443	$1,030,445

COMMONWEALTH REIT
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(dollars in thousands)

Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at January 1, 2012	$7,244,232	$934,170
Additions(4)	1,041,655	188,220
Loss on asset impairment	(242,497)	(73,865)
Properties reclassified to discontinued operations	(174,562)	(10,521)
Disposals	(39,419)	(30,398)
Balance at December 31, 2012	7,829,409	1,007,606
Additions(4)	231,485	176,777
Loss on asset impairment	(384,141)	(185,795)
Deconsolidation of SIR	(1,446,781)	(56,023)
Properties reclassified to discontinued operations	(552,024)	(15,471)
Disposals	(140,783)	(32,035)
Balance at December 31, 2013	5,537,165	895,059
Additions(4)	70,963	164,815
Loss on asset impairment	(191,490)	(6,423)
Properties reclassified to continuing operations	341,024	5,724
Disposals	(29,219)	(28,730)
Balance at December 31, 2014	$5,728,443	$1,030,445

(1)	Includes net unamortized premiums and discounts.

(2)	Excludes value of real estate intangibles. Aggregate cost for federal income tax purposes is approximately $6,672,730.

(3)	Depreciation is calculated using the straight line method over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property.

(4)
Includes adjustments to real estate properties additions of $(20,445), $(40,020) and $4,986, and adjustments to accumulated depreciation additions of $(1,279), $(1,528) and $97, related to changes in foreign currency exchange rates during 2014, 2013 and 2012, respectively.

COMMONWEALTH REIT
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
December 31, 2014
(dollars in thousands)

Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgage(1)	Carrying Amount of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest
Salina, NY	6.00%	4/30/2019	Interest payable monthly in arrears. $419 due at maturity.	$419	419	$—
Dearborn, MI	6.00%	1/24/2023	Interest payable monthly in arrears. $7,688 due at maturity.	7,688	7,688	—
				$8,107	$8,107	$—
Reconciliation of the carrying amount of mortgage loans at the beginning of the period:
Balance at January 1, 2012				$—
New mortgage loans				1,419
Balance at December 31, 2012				1,419
New mortgage loans				7,688
Collections of principal				(1,000)
Balance at December 31, 2013				8,107
Balance at December 31, 2014				$8,107

(1)	Also represents cost for federal income tax purposes.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
President and Chief Executive Officer

Dated: February 19, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David A. Helfand	President and Chief Executive Officer (principal executive officer), Trustee	February 19, 2015
David A. Helfand

/s/ Adam S. Markman	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 19, 2015
Adam S. Markman

/s/ Sam Zell	Chairman of the Board of Trustees	February 19, 2015
Sam Zell

/s/ James S. Corl	Trustee	February 19, 2015
James S. Corl

/s/ Martin L. Edelman	Trustee	February 19, 2015
Martin L. Edelman

/s/ Edward A. Glickman	Trustee	February 19, 2015
Edward A. Glickman

/s/ Peter Linneman	Trustee	February 19, 2015
Peter Linneman

/s/ James L. Lozier, Jr.	Trustee	February 19, 2015
James L. Lozier, Jr.

/s/ Mary Jane Robertson	Trustee	February 19, 2015
Mary Jane Robertson

/s/ Kenneth Shea	Trustee	February 19, 2015
Kenneth Shea

/s/ Gerald A. Spector	Trustee	February 19, 2015
Gerald A. Spector

/s/ James A. Star	Trustee	February 19, 2015
James A. Star