Form 10-Q
period 2015-03-31
Equity Commonwealth
filed 2015-05-07
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of May 6, 2015:  129,725,693.

EQUITY COMMONWEALTH

FORM 10-Q

March 31, 2015

EXPLANATORY NOTE

References in this Quarterly Report on Form 10-Q to the Company, EQC, we, us or our, refer to Equity Commonwealth and its consolidated subsidiaries as of March 31, 2015, unless the context indicates otherwise. Prior to July 2, 2013, we owned the majority of the shares of Select Income REIT, or SIR. From July 2, 2013 to July 9, 2014, we owned less than a majority of SIR's common shares and therefore no longer consolidated our investment in SIR, instead accounting for this investment under the equity method.  As of July 9, 2014, we sold our entire stake of SIR shares and therefore no longer hold any interest in SIR.

i

PART I.      Financial Information

Item 1.         Financial Statements.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	March 31, 2015	December 31, 2014
		(audited)
ASSETS
Real estate properties:
Land	$705,222	$714,238
Buildings and improvements	4,994,374	5,014,205
	5,699,596	5,728,443
Accumulated depreciation	(1,066,369)	(1,030,445)
	4,633,227	4,697,998
Acquired real estate leases, net	184,894	198,287
Cash and cash equivalents	421,736	364,516
Restricted cash	33,349	32,257
Rents receivable, net of allowance for doubtful accounts of $8,110 and $6,565, respectively	249,408	248,101
Other assets, net	211,682	220,480
Total assets	$5,734,296	$5,761,639

LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior unsecured debt, net	$1,598,652	$1,598,416
Mortgage notes payable, net	606,423	609,249
Accounts payable and accrued expenses	149,009	162,204
Assumed real estate lease obligations, net	24,220	26,784
Rent collected in advance	30,719	31,359
Security deposits	14,095	14,044
Total liabilities	2,423,118	2,442,056

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6 1/2% cumulative convertible; 4,915,196 and 4,915,497 shares issued and outstanding, respectively, aggregate liquidation preference of $122,880 and $122,887, respectively	119,263	119,266
Series E preferred shares; 7 1/4% cumulative redeemable on or after May 15, 2016; 11,000,000 shares issued and outstanding, aggregate liquidation preference $275,000	265,391	265,391
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 129,733,742 and 129,607,279 shares issued and outstanding, respectively	1,297	1,296
Additional paid in capital	4,491,093	4,487,133
Cumulative net income	2,247,482	2,233,852
Cumulative other comprehensive loss	(72,228)	(53,216)
Cumulative common distributions	(3,111,868)	(3,111,868)
Cumulative preferred distributions	(629,252)	(622,271)
Total shareholders’ equity	3,311,178	3,319,583
Total liabilities and shareholders’ equity	$5,734,296	$5,761,639
See accompanying notes.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental income	$167,972	$172,040
Tenant reimbursements and other income	45,083	45,220
Total revenues	213,055	217,260
Expenses:
Operating expenses	97,871	101,731
Depreciation and amortization	62,699	51,649
General and administrative	16,558	24,848
Loss (reversal of loss) on asset impairment	1,904	(4,761)
Acquisition related costs	—	5
Total expenses	179,032	173,472
Operating income	34,023	43,788
Interest and other income	3,448	384
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $29 and $(309), respectively)	(29,842)	(37,935)
Loss on early extinguishment of debt	(428)	—
Gain on issuance of shares by an equity investee	—	109
Gain on sale of properties	5,868	—
Income from continuing operations before income taxes and equity in earnings of investees	13,069	6,346
Income tax benefit (expense)	561	(555)
Equity in earnings of investees	—	10,934
Income from continuing operations	13,630	16,725
Discontinued operations:
Income from discontinued operations	—	4,011
Loss on asset impairment from discontinued operations	—	(288)
Net income	13,630	20,448
Preferred distributions	(6,981)	(11,151)
Net income attributable to Equity Commonwealth common shareholders	$6,649	$9,297
Amounts attributable to Equity Commonwealth common shareholders:
Income from continuing operations	$6,649	$5,574
Income from discontinued operations	—	4,011
Loss on asset impairment from discontinued operations	—	(288)
Net income	$6,649	$9,297
Weighted average common shares outstanding — basic	129,696	118,400
Weighted average common shares outstanding — diluted	129,874	118,400
Basic and diluted earnings per common share attributable to Equity Commonwealth common shareholders:
Income from continuing operations	$0.05	$0.05
Income from discontinued operations	$—	$0.03
Net income	$0.05	$0.08
Distributions declared per common share	$—	$0.25
See accompanying notes.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$13,630	$20,448

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on derivative instruments and other assets	(2,622)	1,000
Foreign currency translation adjustments	(16,390)	10,587
Equity in unrealized income of an investee	—	20
Total comprehensive (loss) income	$(5,382)	$32,055

See accompanying notes.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,630	$20,448
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	46,418	37,682
Net amortization of debt discounts, premiums and deferred financing fees	29	(309)
Straight line rental income	187	(5,977)
Amortization of acquired real estate leases	10,304	11,979
Other amortization	7,346	4,231
Share-based compensation	3,958	3,354
Loss (reversal of loss) on asset impairment	1,904	(4,473)
Loss on early extinguishment of debt	428	—
Equity in earnings of investees	—	(10,934)
Gain on issuance of shares by an equity investee	—	(109)
Distributions of earnings from investees	—	10,120
Net gain on sale of properties	(5,868)	—
Other non-cash expenses	—	7,142
Change in assets and liabilities:
Restricted cash	2,366	5,362
Rents receivable and other assets	(28,678)	(18,250)
Accounts payable and accrued expenses	(11,134)	(12,545)
Rent collected in advance	(620)	(1,125)
Security deposits	51	204
Due to related persons	—	(173)
Cash provided by operating activities	40,321	46,627

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(12,163)	(38,457)
Principal payments received from direct financing lease	1,883	1,795
Proceeds from sale of properties, net	19,841	—
Proceeds from sale of securities	27,068	—
Increase in restricted cash	(3,458)	(141)
Cash provided by (used in) investing activities	33,171	(36,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(1,589)	(14,066)
Deferred financing fees	(7,143)	—
Distributions to common shareholders	—	(29,597)
Distributions to preferred shareholders	(6,981)	(11,151)
Cash used in financing activities	(15,713)	(54,814)

Effect of exchange rate changes on cash	(559)	657

Increase (decrease) in cash and cash equivalents	57,220	(44,333)
Cash and cash equivalents at beginning of period	364,516	217,032
Cash and cash equivalents at end of period	$421,736	$172,699
See accompanying notes.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$33,479	$43,228
Taxes paid	2,251	2,321

NON-CASH INVESTING ACTIVITIES:
Increase in capital expenditures recorded as liabilities	$1,139	$10,627

See accompanying notes.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of EQC have been prepared without audit.  Certain information and footnote disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K (Annual Report) for the year ended December 31, 2014.  Capitalized terms used, but not defined in this Quarterly Report, have the same meanings as in our Annual Report.

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

Share amounts are presented in whole numbers, except where noted.

Note 2.  Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08.  ASU 2014-08 changes the criteria for reporting a discontinued operation.  Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation.  We adopted ASU 2014-08 on January 1, 2015, and the adoption is reflected in the presentation of our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This update is effective for interim and annual reporting periods beginning after December 15, 2016.  We are currently in the process of evaluating the impact, if any, the adoption of this ASU will have on our condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. We are currently evaluating the impact the adoption of this standard will have on our condensed consolidated financial statements.

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

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On May 23, 2014, at a special meeting of our shareholders (Special Meeting), the following seven individuals were elected to serve on our Board of Trustees (new Board of Trustees): Sam Zell, who serves as the Chairman of the new Board of Trustees, James S. Corl, Edward A. Glickman, David A. Helfand, Peter Linneman, James L. Lozier, Jr. and Kenneth Shea.  Each of the foregoing individuals was nominated to serve on the new Board of Trustees by Related/Corvex. On July 31, 2014, our shareholders re-elected the seven individuals listed above and elected Martin L. Edelman, Mary Jane Robertson, Gerald A. Spector and James A. Star to serve on our Board of Trustees, bringing our total number of Trustees to eleven.

Note 4.  Real Estate Properties

During the three months ended March 31, 2015 and 2014, we made improvements to our properties totaling $10.9 million and $27.8 million, respectively.

Property Sales:

We classify all properties that meet the criteria outlined in the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification (Codification) as held for sale on our condensed consolidated balance sheets.  As of March 31, 2015 and December 31, 2014, we had no properties classified as held for sale.

During March 2014, the former management team ceased to actively market two CBD properties (two buildings) and 29 suburban properties (65 buildings) with a combined 5,641,450 square feet that we had previously classified as held for sale as of December 31, 2013.  These properties were not under agreement for sale when our former Trustees were removed in March 2014.  These properties were reclassified to properties held and used in operations because they no longer met the requirements under GAAP for classification as held for sale.  Operating results for these properties were reclassified from discontinued operations to continuing operations for all periods presented herein.  In connection with this reclassification, we reversed previously recorded impairment losses totaling $4.8 million, which includes the elimination of estimated costs to sell.
During the three months ended March 31, 2015, we sold the following properties (dollars in thousands):

Asset	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price	Gain on Sale
Sales of properties resulting in gains
11350 North Meridian Street	January 2015	1	1	72,264	$4,200	$766
333 Laurel Oak Drive(1)	March 2015	—	1	27,164	2,450	251
1921 E. Alton Avenue	March 2015	1	1	67,846	14,533	4,851
		2	3	167,274	$21,183	$5,868

(1) We sold one building in a property containing three buildings.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Results of operations for properties sold prior to December 31, 2014 are included in discontinued operations in our condensed consolidated statements of operations. Summarized income statement information for properties sold during the three months ended March 31, 2014 is as follows (in thousands):

Three Months Ended March 31, 2014
Rental income	$7,274
Tenant reimbursements and other income	522
Total revenues	7,796

Operating expenses	3,479
General and administrative	3
Total expenses	3,482
Operating income	4,314
Interest expense	(303)
Income from discontinued operations	$4,011

Note 5.  Investment in Direct Financing Lease

We have an investment in a direct financing lease that relates to a lease with a term that exceeds 75% of the useful life of an office tower located within a mixed use property in Phoenix, AZ.  We recognize income using the effective interest method to produce a level yield on funds not yet recovered.  The carrying amount of our net investment of $10.6 million and $12.5 million as of March 31, 2015 and December 31, 2014, respectively, is included in other assets in our condensed consolidated balance sheets.

We monitor the payment history and credit profile of the tenant and have determined that no allowance for losses related to our direct financing lease was necessary at March 31, 2015 and December 31, 2014.  Our direct financing lease has an expiration date in 2045.

Note 6.  Equity Investments

Investment in SIR

SIR is a REIT that is primarily focused on owning and investing in net leased, single tenant properties. SIR was an unconsolidated equity method investment from July 2, 2013 until July 9, 2014. On July 9, 2014, we sold our entire stake of 22,000,000 common shares of SIR. As a result of this sale, we no longer hold any interest in SIR.

For the three months ended March 31, 2014, we recorded equity in earnings of $11.0 million related to our investment in SIR on our condensed consolidated statement of operations. During the three months ended March 31, 2014, we received cash distributions from SIR totaling $10.1 million.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following unaudited summarized income statement information of SIR as reported in SIR's Quarterly Report on Form 10-Q for the three months ended March 31, 2014 is as follows (in thousands, except per share data):

Three Months Ended March 31, 2014
Rental income	$45,063
Tenant reimbursements and other income	7,965
Total revenues	53,028

Operating expenses	9,979
Depreciation and amortization	9,294
Acquisition related costs	238
General and administrative	5,176
Total expenses	24,687
Operating income	28,341
Interest expense	(3,358)
Gain on early extinguishment of debt	243
Income before income tax expense and equity in earnings of an investee	25,226
Income tax expense	(71)
Equity in loss of an investee	(97)
Net income	$25,058
Weighted average common shares outstanding	49,841
Net income per common share	$0.50

Investment in AIC

As of May 9, 2014, we had a net investment of $5.8 million in AIC, an insurance company that was owned in equal proportion by us, our former manager Reit Management & Research LLC (RMR), GOV, SIR and four other companies to which RMR provides management services.  For the three months ended March 31, 2014, we recorded equity in loss of $(0.1) million related to our investment in AIC on our condensed consolidated statement of operations.

On May 9, 2014, as a result of the removal of the former Trustees and in accordance with the terms of the shareholders agreement between us and the other AIC shareholders, the other AIC shareholders exercised their right to purchase all of the 20,000 shares of AIC we then owned.  We received $5.8 million in aggregate proceeds from this sale.  We no longer own any interest in AIC.  Our participation in the AIC property insurance program expired in June 2014.  See Note 17 for additional information about our investment in AIC.

Note 7.  Real Estate Mortgages Receivable

As of March 31, 2015 and December 31, 2014, we had total real estate mortgages receivable with an aggregate carrying value of $8.1 million included in other assets in our condensed consolidated balance sheets.  We provided mortgage financing totaling $7.7 million at 6.0% per annum in connection with our sale of three suburban office and industrial properties (18 buildings) in January 2013 in Dearborn, MI; this real estate mortgage requires monthly interest payments and matures on January 24, 2023.  We also provided mortgage financing totaling $0.4 million at 6.0% per annum in connection with our sale of a suburban office property in Salina, NY in April 2012. This real estate mortgage requires monthly interest payments and matures on April 30, 2019.

We monitor the payment history and credit profiles of the borrowers and have determined that no allowance for losses related to these real estate mortgages receivable were necessary at March 31, 2015 and December 31, 2014.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8.  Indebtedness

Unsecured Revolving Credit Facility and Term Loan:

Prior to January 29, 2015, we had a $750.0 million unsecured revolving credit facility. The unsecured revolving credit facility was set to mature on October 19, 2015 and had an interest rate of LIBOR plus a premium, which was 150 basis points as of December 31, 2014.  We also paid a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Prior to January 29, 2015, we also had a $400.0 million unsecured term loan that was set to mature on December 15, 2016.  Our term loan had an interest rate of LIBOR plus a premium, which was 185 basis points as of December 31, 2014.
On January 29, 2015, we entered into a new credit agreement, pursuant to which the lenders agreed to provide (i) a $750.0 million unsecured revolving credit facility, (ii) a $200.0 million 5-year term loan facility and (iii) a $200.0 million 7-year term loan facility. The new agreement replaced our prior credit agreement, dated as of August 9, 2010, and our prior term loan agreement, dated as of December 16, 2010.  In connection with the new agreement, we recognized a loss on early extinguishment of debt of $0.4 million from the write-off of unamortized deferred financing fees for the three months ended March 31, 2015. The revolving credit facility has a scheduled maturity date of January 28, 2019, which maturity date may be extended for up to two additional periods of six months at our option subject to satisfaction of certain conditions and the payment of an extension fee of 0.075% of the aggregate amount available under the revolving credit facility. The 5-year term loan and the 7-year term loan have scheduled maturity dates of January 28, 2020 and January 28, 2022, respectively. We used the proceeds of borrowings under the credit agreement to repay all amounts outstanding and due under the previous term loan agreement.

The credit agreement permits us to utilize up to $100.0 million of the revolving credit facility for the issuance of letters of credit. Amounts outstanding under the credit agreement generally may be prepaid at any time without premium or penalty, subject to certain exceptions. We have the right to request increases in the aggregate maximum amount of borrowings available under the revolving credit facility and term loans up to an additional $1.15 billion, subject to certain conditions.

Borrowings under the 5-year term loan and 7-year term loan will, subject to certain exceptions, bear interest at a LIBOR rate plus a margin of 90 to 180 basis points for the 5-year term loan and 140 to 235 basis points for the 7-year term loan, in each case depending on our credit rating. Borrowings under the revolving credit facility will, subject to certain exceptions, bear interest at a rate equal to, at our option, either a LIBOR rate or a base rate plus a margin of 87.5 to 155 basis points for LIBOR rate advances and 0 to 55 basis points for base rate advances, in each case depending on our credit rating. In addition, we are required to pay a facility fee of 12.5 to 30 basis points, depending on our credit rating, on the borrowings available under the revolving credit facility, whether or not utilized.

As of March 31, 2015, the interest rate payable on borrowings under our revolving credit facility was 1.43%.  As of March 31, 2015, we had no balance outstanding and $750.0 million available under our revolving credit facility. As of March 31, 2015, the interest rates for the amounts outstanding under our 5-year term loan and 7-year term loan were 1.58% and 1.98%, respectively.  As of March 31, 2015, we had $200.0 million outstanding under each of our 5-year and 7-year term loans.

Credit Facility and Term Loan Debt Covenants:

Our public debt indenture and related supplements, our revolving credit facility agreement and our term loan agreement contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.  At March 31, 2015, we believe we were in compliance with all of our respective covenants under our public debt indenture and related supplements, our revolving credit facility and our term loan agreements.

Mortgage Notes Payable:

At March 31, 2015, 10 of our properties (14 buildings) with an aggregate net book value of $700.8 million had secured mortgage notes totaling $606.4 million (including net premiums and discounts) maturing from 2016 through 2026.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the quarter ended June 30, 2014, we made the decision to cease making loan servicing payments on 225 Water Street in Jacksonville, Florida.  The first payment we determined not to make for this property was due on June 11, 2014.  The property is secured by a non-recourse mortgage loan, with a current principal balance of $40.1 million. On October 10, 2014, we were notified by the lender that our decision to cease making loan servicing payments created an event of default effective July 11, 2014 and the lender has exercised its option to accelerate the maturity of the unpaid balance of the loan. The lender has filed a suit of foreclosure for this property. We have cooperated with the lender to allow for a consensual foreclosure process.  The final step of the foreclosure process, the foreclosure sale, is expected to occur in the second quarter of 2015. Since July 11, 2014, we have accrued interest on this loan at 10.03%, to include the 4.0% of default interest.

Note 9.  Shareholders’ Equity

Common Share Issuances:

During the three months ended March 31, 2015, we issued 144 common shares to holders of 301 of our series D cumulative convertible preferred shares (series D preferred shares) who elected to convert their series D preferred shares into our common shares.

During 2014, we issued 10,412,499 common shares to holders of 10,264,503 of our series D preferred shares who converted their series D preferred shares into our common shares.

See Note 13 for information regarding equity issuances related to share-based compensation.

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
Preferred Share Distributions:

Our Board of Trustees declared distributions on our series D preferred shares and series E cumulative redeemable preferred shares during the three months ended March 31, 2015 as follows:

Declaration Date	Record Date	Payment Date	Series D Dividend Per Share	Series E Dividend Per Share
January 16, 2015	February 2, 2015	February 17, 2015	$0.40625	$0.453125

Series D Preferred Shares:

The removal of our former Trustees on March 25, 2014 triggered a Fundamental Change Conversion Right of the series D preferred shares, as defined in our Articles Supplementary dated October 10, 2006, setting forth the terms of the series D preferred shares.  Holders of 10,263,003 series D preferred shares elected to exercise their Fundamental Change Conversion Right and converted their series D preferred shares into 10,411,779 of our common shares.  As of March 31, 2015, we had 4,915,196 outstanding series D preferred shares that were convertible into 2,363,103 of our common shares.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10.  Cumulative Other Comprehensive Loss

The following tables present the amounts recognized in cumulative other comprehensive loss by component for the three months ended March 31, 2015 (in thousands):

	Three Months Ended March 31, 2015
	Unrealized Loss on Derivative Instruments and Other Assets	Foreign Currency Translation Adjustments	Total
Balances as of December 31, 2014	$(4,299)	$(48,917)	$(53,216)

Other comprehensive loss before reclassifications	(769)	(16,390)	(17,159)
Amounts reclassified from cumulative other comprehensive loss to net income	(1,853)	—	(1,853)
Net current period other comprehensive loss	(2,622)	(16,390)	(19,012)

Balances as of March 31, 2015	$(6,921)	$(65,307)	$(72,228)

The following tables present reclassifications out of cumulative other comprehensive loss for the three months ended March 31, 2015 (in thousands):

	Amounts Reclassified from Cumulative Other Comprehensive Loss to Net Income
Details about Cumulative Other Comprehensive Loss Components	Three Months Ended March 31, 2015	Affected Line Items in the Statement of Operations
Interest rate swap contracts	$1,227	Interest expense
Realized gain on available for sale securities	(3,080)	Interest and other income
	$(1,853)

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

	Three Months Ended March 31,
	2015	2014
State	$90	$34
Foreign	(651)	521
Income tax (benefit) expense	$(561)	$555

Note 12.  Derivative Instruments

Risk Management Objective of Using Derivatives

We are exposed to certain risks relating to our ongoing business operations, including the effect of changes in foreign currency exchange rates and interest rates.  The only risk we currently manage by using derivative instruments is a part of our interest rate risk.

We may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

such arrangements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions. We do not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, we only enter into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which we and our affiliates may also have other financial relationships. We do not anticipate that any of the counterparties will fail to meet their obligations.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2015, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Amounts reported in cumulative other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $4.6 million will be reclassified from cumulative other comprehensive loss as an increase to interest expense.

We have interest rate swap agreements to manage our interest rate risk exposure on $171.0 million of mortgage debt due 2019, which require interest at a premium over LIBOR.  The interest rate swap agreements utilized by us qualify as cash flow hedges and effectively modify our exposure to interest rate risk by converting our floating interest rate debt to a fixed interest rate basis for this loan through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  As of March 31, 2015, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount (in thousands)
Interest rate swap	2	$171,039

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 (amounts in thousands):

		Fair Value as of
Interest Rate Derivative Designated as Hedging Instrument	Balance Sheet Location	March 31, 2015	December 31, 2014
Pay-fixed swaps	Accounts payable and accrued expenses	$6,921	$7,462

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2015 and 2014 (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$(7,462)	$(11,706)
Amount of loss recognized in cumulative other comprehensive loss	(686)	(229)
Amount of loss reclassified from cumulative other comprehensive loss into interest expense	1,227	1,229
Unrealized gain on derivative instruments	541	1,000
Balance at end of period	$(6,921)	$(10,706)

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations.

As of March 31, 2015, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $7.5 million. As of March 31, 2015, we have not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their aggregate termination value of $7.5 million at March 31, 2015.

Note 13. Share-Based Compensation
2012 Equity Compensation Plan

The Company has granted equity-based compensation under the Equity Commonwealth 2012 Equity Compensation Plan (as amended, the 2012 Plan). The 2012 Plan authorizes grants of the Company’s restricted common shares and restricted share units (RSUs).

Recipients of the Company’s restricted shares have the same voting rights as any other common share holder. During the period of restriction, the Company’s unvested restricted shareholders are eligible to receive dividend payments on their shares at the same rate and on the same date as any other common share holder. Recipients of the Company’s RSUs are entitled to receive dividends with respect to the common shares underlying the RSUs if and when the RSUs are earned, at which time the recipient will be entitled to receive an amount in cash equal to the aggregate amount of ordinary cash dividends that would have been paid in respect of the common shares underlying the recipient’s earned RSUs had such common shares been issued to the recipient on the first day of the performance period.

Equity Grants for 2014 Performance
On January 28, 2015, the Committee approved a grant of 126,319 restricted common shares and 256,467 restricted share units at target to the Company’s officers, certain employees and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2014.
The restricted shares are service based awards and vest over a four year period. The restricted shares were granted on January 28, 2015 and were valued at $26.58 per share, the closing price of our common shares on the NYSE on that day.
As of March 31, 2015, the estimated future compensation expense for all unvested restricted share grants was $18.8 million. Compensation expense for the restricted share awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the compensation expense will be recorded for the restricted shares is approximately 3.5 years.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The RSUs are market based awards with a service condition and grant recipients may earn between 0% - 100% of the RSU grant based on the Company’s total shareholder return (TSR) relative to the TSR's for the constituent REITs that comprise the NAREIT Office Index for the performance period of January 28, 2015 - January 28, 2018. Following the end of the performance period on January 28, 2018, the number of earned awards will be determined. The earned awards vest in two tranches with 50% of the earned award vesting on January 28, 2018 and the remaining 50% of the earned award vesting on January 28, 2019 subject to the grant recipient’s continued employment. Recipients of the Company’s RSUs are entitled to receive dividends with respect to the common shares underlying the RSUs if and when the RSUs are earned. To the extent that an award does not vest, the dividends will be forfeited. Compensation expense for the RSU awards was determined using a Monte Carlo simulation model and is being recognized ratably from the grant date to the vesting date of each tranche.
As of March 31, 2015, the estimated future compensation expense for all unvested RSUs was $27.2 million. The weighted average period over which the compensation expense will be recorded for the RSUs is approximately 3.0 years.
The assumptions and fair values for the RSUs granted for the three months ended March 31, 2015 are included in the following table on a per share basis.

2015
Fair value of RSUs granted	$38.55
Expected term (years)	4
Expected volatility	—
Expected dividend yield	1.88%
Risk-free rate	0.81%
During the three months ended March 31, 2015, we recorded $4.0 million of compensation expense in general and administrative expense for grants to our Board of Trustees and the Company's employees related to our Plan. At March 31, 2015, 84,000 common shares remain available for issuance under the Plan.
Prior Equity Grants:

As a result of the removal of our former Trustees on March 25, 2014, the vesting of 130,914 common shares previously issued to our former officers and certain employees of RMR pursuant to our equity compensation plans accelerated in accordance with the terms of their governing share grants.  During the three months ended March 31, 2014, we recorded $3.4 million of general and administrative expense related to the vesting of these shares.

Note 14.  Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value during 2015, categorized by the level of inputs used in the valuation of each asset and liability (dollars in thousands):

		Fair Value at March 31, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Recurring Fair Value Measurements:
Effective portion of interest rate swap contracts	$(6,921)	$—	$(6,921)	$—
Derivative liability	(9,280)	—	—	(9,280)

Effective Portion of Interest Rate Swap Contracts

The fair value of our interest rate swap contracts is determined using the net discounted cash flows of each derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

credit spreads of the counterparties (level 3 inputs).  Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  As of March 31, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified as level 2 inputs in the fair value hierarchy.

Derivative Liability

On July 31, 2014, our shareholders voted to approve the reimbursement of expenses incurred by Related/Corvex (Note 17). Approximately $8.4 million will be reimbursed only if the average closing price of our common shares is at least $26.00 (as adjusted for any share splits or share dividends) during the one year period after the date on which the reimbursement was approved by shareholders, and the remaining approximately $8.4 million will be reimbursed only if the average closing price of our common shares is at least $26.00 (as adjusted for any share splits or share dividends) during the one year period between the first and second anniversaries of the date on which the reimbursement was approved by shareholders. The potential future reimbursement represents a derivative instrument as codified in ASC 815 Derivatives and Hedging which requires the potential future reimbursement to be recorded at fair value at each reporting date. The fair value of the derivative liability as of December 31, 2014 was $(6.7) million and the change in the fair value was recorded in general and administrative expenses in our condensed consolidated statement of operations for the three months ended March 31, 2015. The valuation techniques and significant unobservable inputs used for our level 3 fair value measurement at March 31, 2015 were as follows:

Description	Fair Value at March 31, 2015	Primary Valuation Technique	Unobservable Inputs	Rate
Derivative liability	$(9,280)	Monte Carlo simulation	Risk-free rate	0.36%
			Volatility	20.0%

Financial Instruments

In addition to the assets and liabilities described in the above table, our financial instruments include our cash and cash equivalents, real estate mortgages receivable, restricted cash, senior unsecured debt and mortgage notes payable.  At March 31, 2015 and December 31, 2014, the fair value of these additional financial instruments were not materially different from their carrying values, except as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior unsecured debt and mortgage notes payable, net	$2,205,075	$2,266,982	$2,207,665	$2,263,535

The fair values of our senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads (level 3 inputs).

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, as of March 31, 2015, no single tenant of ours is responsible for more than 3% of our total annualized rents.

Our derivative financial instruments, including interest rate swaps, are entered with major financial institutions and we monitor the amount of credit exposure to any one counterparty.

Note 15.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator for earnings per common share - basic and diluted:
Income from continuing operations	$13,630	$16,725
Preferred distributions	(6,981)	(11,151)
Income from continuing operations attributable to Equity Commonwealth common shareholders	6,649	5,574
Discontinued operations	—	3,723
Numerator for net income per share - basic and diluted	$6,649	$9,297

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic	129,696	118,400
Weighted average number of common shares outstanding - diluted(1)	129,874	118,400

Earnings per share - basic and diluted:
Income from continuing operations attributable to Equity Commonwealth common shareholders	$0.05	$0.05
Discontinued operations	—	0.03
Net income per share - basic and diluted	$0.05	$0.08

Anti-dilutive securities:
Effect of Series D preferred shares; 6 1/2% cumulative convertible(2)	2,363	7,298

(1) As of March 31, 2015, we had granted RSUs to certain employees, officers, and the chairman of the Board of Trustees.  The RSUs contain both service and market-based vesting components.  None of the RSUs have vested.  If the market-based vesting component was measured as of March 31, 2015, 254 common shares would be issued to the RSU holders, and no shares would have been issued for the other periods presented.  Using a weighted average basis, 178 common shares are reflected in diluted earnings per share.

(2)
The Series D preferred shares are excluded from the diluted earnings per share calculation because including the Series D preferred shares would also require that the preferred distributions be added back to net income, resulting in anti-dilution during the periods presented.

Note 16.  Segment Information

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

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2015, we owned 40 CBD properties (53 buildings) and 114 suburban properties (206 buildings).  Property level information by operating segment as of March 31, 2015, and for the three months ended March 31, 2015 and 2014, is as follows (in thousands):

	As of March 31,
	2015	2014
Square feet:
CBD properties	21,893	21,889
Suburban properties	20,859	21,024
Total properties(1)	42,752	42,913
 (1) Square footage of properties owned as of the respective dates and excludes properties held for sale as of March 31, 2014.

	Three Months Ended March 31,
	2015	2014
Rental income:
CBD properties	$109,843	$110,239
Suburban properties	58,129	61,801
Total properties	$167,972	$172,040

Tenant reimbursements and other income:
CBD properties	$29,697	$30,241
Suburban properties	15,386	14,979
Total properties	$45,083	$45,220

NOI:
CBD properties	$73,947	$73,170
Suburban properties	41,237	42,359
Total properties	$115,184	$115,529

As of March 31, 2015, our investments in CBD properties and suburban properties, net of accumulated depreciation, were $2,941.8 million and $1,691.4 million, respectively.

The following table includes the reconciliation of NOI to net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements.  We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties.  We use NOI internally to evaluate individual, regional and combined property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs.  The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties’ results of operations.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, net income attributable to Equity Commonwealth common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  This measure should be considered in conjunction with net income, net income attributable to Equity Commonwealth common shareholders, operating income and cash flow from operating activities as presented in our condensed consolidated statements of operations, condensed consolidated statements of comprehensive (loss) income and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate NOI differently than we do.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A reconciliation of NOI to net income for the three months ended March 31, 2015 and 2014, is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Rental income	$167,972	$172,040
Tenant reimbursements and other income	45,083	45,220
Operating expenses	(97,871)	(101,731)
NOI	$115,184	$115,529

NOI	$115,184	$115,529
Depreciation and amortization	(62,699)	(51,649)
General and administrative	(16,558)	(24,848)
Loss (reversal of loss) on asset impairment	(1,904)	4,761
Acquisition related costs	—	(5)
Operating income	34,023	43,788

Interest and other income	3,448	384
Interest expense	(29,842)	(37,935)
Loss on early extinguishment of debt	(428)	—
Gain on issuance of shares by an equity investee	—	109
Gain on sale of properties	5,868	—
Income from continuing operations before income taxes and equity in earnings of investees	13,069	6,346
Income tax benefit (expense)	561	(555)
Equity in earnings of investees	—	10,934
Income from continuing operations	13,630	16,725
Income from discontinued operations	—	4,011
Loss on asset impairment from discontinued operations	—	(288)
Net income	$13,630	$20,448

Note 17.  Related Person Transactions

The following discussion includes a description of our related person transactions for the three months ended March 31, 2015 and 2014. Certain of these related person transactions, and their approvals, occurred prior to the election of our new Board of Trustees at the Special Meeting and the appointment of our current executive officers following the Special Meeting. The disclosure below under “—Transactions with Prior Related Persons” describes our transactions and approvals with our prior related persons.

Related Person Transactions Following the Special Meeting:

Equity Group Investments and associated entities: Effective June 1, 2014, we entered into a one-year license agreement with Equity Group Investments, a private investment firm (Equity Group), to use office space on the sixth floor at Two North Riverside Plaza in Chicago, Illinois. The license fee is $0.2 million for the year. The license fee includes the non-exclusive use of additional areas on the sixth floor (such as conference rooms and common areas), certain administrative services (such as mail room services and reception desk staffing), office equipment, office furniture, supplies, licensee’s share of building operating expenses and real estate taxes and access to one parking space. The license expires on May 31, 2015, unless terminated earlier in accordance with the terms of the license. Mr. Zell, our Chairman, is the Chairman and Chief Executive Officer of Equity Group Investments, and Mr. Helfand, our President and Chief Executive Officer, is the Co-President of Equity Group Investments. This license agreement was approved by the Audit Committee of the Board of Trustees. On May 4, 2015, the Audit Committee of the Board of Trustees approved an agreement to extend the term of the license agreement through November 30, 2015. The license fee payment is approximately $0.1 million for the extended term.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effective June 1, 2014, we entered into a one-year lease with one 3-month renewal option with Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman, to occupy office space on the fourteenth floor at Two North Riverside Plaza in Chicago, Illinois. The lease payment is $0.2 million for the initial term. This lease was terminated, effective January 31, 2015, for a small termination fee. This lease was approved by the Audit Committee of the Board of Trustees.

Effective July 31, 2014, we entered into a sublease with Equity Residential Management, L.L.C. to occupy office space on the tenth floor of Two North Riverside Plaza in Chicago, Illinois. Equity Residential Management, L.L.C. leases the space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman. The initial term of the sublease is approximately seven months commencing on or about October 22, 2014, expiring on May 31, 2015, with one 3-month renewal option. The sublease payment is approximately $0.2 million for the initial term. This sublease was approved by the Audit Committee of the Board of Trustees. On May 4, 2015, the Audit Committee of the Board of Trustees approved an agreement to extend the term of the sublease through November 30, 2015. The sublease payment is approximately $0.2 million for the extended term.

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

Pursuant to our business management agreement with RMR, we recognized business management fees of $15.4 million for the three months ended March 31, 2014. The fees for the three months ended March 31, 2014, include estimated 2014 incentive fees payable in common shares based on our common share total return. These amounts are included in general and administrative expenses, in our condensed consolidated financial statements. In accordance with the terms of our business management agreement, as amended in December 2013, we issued 34,222 of our common shares to RMR for the three months ended March 31, 2014 as payment for 10% of the base business management fee we recognized for such period. In connection with our property management agreement with RMR, the aggregate property management and construction supervision fees we recognized were $7.0 million for the three months ended March 31, 2014. These amounts are included in operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

Our contract with MacarthurCook Fund Management Limited (MacarthurCook) terminated on January 31, 2013, and on that date we entered into a business and property management agreement (Australia Management Agreement) with RMR

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Australia for the benefit of CWH Australia Trust (formerly the MacarthurCook Industrial Property Fund), a subsidiary of ours. The terms of the Australia Management Agreement are substantially similar to the terms of the management agreement we had with MacarthurCook. RMR Australia is owned by our former Managing Trustees and our former President and it has been granted an Australian financial services license by the Australian Securities & Investments Commission. Similar to our prior arrangement with respect to fees we paid to MacarthurCook, RMR has agreed to waive half of the fees payable by us under our property management agreement with RMR and half of the business management fees otherwise payable by us under our business management agreement with RMR related to real estate investments that are subject to the Australia Management Agreement for so long as the Australia Management Agreement is in effect and we or any of our subsidiaries are paying the fees under that agreement. Pursuant to the Australia Management Agreement, we recognized aggregate business and property management fees of $0.4 million for the three months ended March 31, 2014, which amounts are equal to the fees waived by RMR and excluded from the amount that was payable to RMR during the three months ended March 31, 2014.

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

Pursuant to the Cooperation Agreement, through February 28, 2015, Manager agreed to use best efforts to assist us in the transition of our management and operations. We paid Manager $1.2 million per month for transition services from October 1, 2014 to February 28, 2015. The payment of the transition fee also covers continued management and other services for the Australian assets through February 28, 2015. Beyond February 28, 2015, we have agreed to pay Manager $0.1 million per month until we no longer require such services or until the Australia Management Agreement is terminated.

There is no future obligation to pay an incentive fee to RMR.

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

We previously purchased property insurance providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC was a reinsurer of certain coverage amounts. This program expired in June 2014. We recognized a loss of $0.1 million related to our investment in AIC for the three months ended March 31, 2014.

Indemnification:  Pursuant to our declaration of trust and separate indemnification agreements, we have advanced amounts incurred for legal fees and costs on behalf of certain of the former Trustees and officers with respect to the legal proceedings described in Part II, Item 1, “Legal Proceedings” in this Quarterly Report. Pursuant to indemnification provisions in our business and property management agreements with RMR, we have also incurred legal fees and costs on behalf of RMR

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

for claims brought against RMR in its capacity as our business and property manager with respect to certain legal proceedings described in Part II, Item 1, “Legal Proceedings” in this Quarterly Report. For the three months ended March 31, 2014, we incurred approximately $3.9 million in such legal fees and costs, including our costs.

Note 18.  Subsequent Events

On March 18, 2015, our Board of Trustees approved the redemption at par of $138.8 million of our 5.75% senior unsecured notes due 2015. The notes were redeemed on May 1, 2015.
In April, the Company entered into several contracts to sell 52 properties, representing over 8.0 million square feet, in various portfolio and single asset transactions. Proceeds are anticipated to total approximately $750 million. These transactions are projected to close in the second and third quarter of 2015 but are subject to customary closing conditions. There is no certainty that these conditions will be met or that these transactions will close.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in this Quarterly Report, and in our Annual Report.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report constitute forward-looking statements within the meaning of the federal securities laws. Any forward-looking statements contained in this Quarterly Report are intended to be made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in market conditions are forward-looking statements. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

The forward-looking statements contained in this Quarterly Report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in our Annual Report on Form 10-K.

OVERVIEW

We are an internally managed and self-advised REIT engaged in the ownership and operation primarily of office buildings in CBD and suburban locations throughout the United States. We were formed in 1986 under Maryland law and are one of the largest commercial office REITs in the United States.

At March 31, 2015, our portfolio included 154 properties (259 buildings) with a combined 42.8 million square feet for a total investment of $5.7 billion at cost and a depreciated book value of $4.6 billion. Our portfolio consisted of: (i) 40 properties (53 buildings) with a combined 21.9 million square feet located in CBD locations, and (ii) 114 properties (206 buildings) with a combined 20.9 million square feet located in suburban locations. Eleven of our properties (11 buildings) with a combined 1.8 million square feet are located in Australia.

As of March 31, 2015, our overall portfolio was 85.9% leased. During the three months ended March 31, 2015, we entered into leases for 1,478,000 square feet, including lease renewals for 758,000 square feet and new leases for 720,000 square feet.  Leases entered into during the three months ended March 31, 2015, including both lease renewals and new leases, had weighted average cash rental rates that were approximately the same as compared to prior rental rates for the same space and weighted average GAAP rental rates that were approximately 5.6% higher than prior rental rates for the same space.

On January 29, 2015, we entered into a new $1.15 billion credit agreement that reduced the interest rate and extended the term of our unsecured revolving credit facility and term loan. Pursuant to the new credit agreement, the lenders agreed to provide (i) a $750.0 million unsecured revolving credit facility, (ii) a $200.0 million 5-year term loan and (iii) a $200.0 million 7-year term loan.

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

We have undertaken a comprehensive review of our portfolio and operations and have developed a new business strategy that focuses on reshaping our portfolio over time. We anticipate that as part of this plan, we will dispose of a significant portion of our properties that do not meet our long-term goals. Specifically, our Board of Trustees adopted a strategy to consider disposing of assets that have one or more of the following attributes: (1) assets that do not offer an opportunity to create a competitive advantage, (2) assets that are less than 150,000 square feet, (3) assets that are not office buildings, (4) assets that are not located in the U.S., or (5) assets that produce a low cash yield or require significant capital expenditures. We are in the early stages of implementing this plan and over the next 24 to 36 months, we hope to sell $2.0 billion to $3.0 billion of assets, depending on market conditions. We expect to sell assets on a one-off basis, as well as in portfolio transactions, where appropriate.

During the three months ended March 31, 2015, we sold two suburban properties (three buildings) with a combined 167,274 square feet for an aggregate sales price of $21.2 million, excluding closing costs.  For more information regarding these transactions, see Note 4 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

In April, the Company entered into several contracts to sell 52 properties, representing over 8.0 million square feet, in various portfolio and single asset transactions. Proceeds are anticipated to total approximately $750 million. These transactions are projected to close in the second and third quarter of 2015 but are subject to customary closing conditions. There is no certainty that these conditions will be met or that these transactions will close.

While we are in the midst of our disposition program, our asset base will be fluid. We intend to defer a decision on a common dividend until the Board of Trustees evaluates the Company's taxable income, including gains or losses from asset sales, at the end of each year. The Board of Trustees has regularly reviewed our dividend policy and will continue to do so, at least annually. If required or prudent at that time, we will declare a dividend.

As part of the disposition plan noted above, we anticipate that we will dispose of a significant portion of our properties in the coming years. Pursuant to our accounting policy, we evaluated the recoverability of the carrying values of each of the real estate assets that comprised our portfolio and determined that due to the shortening of the expected periods of ownership, as a result of the disposition plan, it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio to reduce the assets to their estimated fair values.  During the three months ended March 31, 2015, we recorded an impairment charge of $1.9 million based upon updated market information in accordance with our impairment analysis procedures.

We expect to reinvest the capital received from dispositions to purchase new properties, repay debt, buy back shares or make other investments that further our long-term strategic goals. However, we may not be able to make acquisitions or other investments with the proceeds of the dispositions at the same pace that we are making such dispositions. Thus, as we transform our portfolio over the next several years, the timing of dispositions and acquisitions may cause significant shifts in our balance sheet, particularly with respect to our real estate assets and cash. If our real estate investments decrease significantly, income from operations and distributions to shareholders may also decline.

Effective September 30, 2014, we terminated our business and property management relationships with RMR for our U.S. properties pursuant to a termination and cooperation agreement, which we refer to as the Cooperation Agreement. RMR continues to manage our Australian assets pursuant to an existing management agreement, which is scheduled to terminate on December 31, 2015. Under the Cooperation Agreement, in lieu of the business management fees and the business management incentive fee, we paid RMR $1.2 million per month for transition services from October 1, 2014 to February 28, 2015. The payment of the transition fee also covered continued management and other services for the Australian assets through February 28, 2015. Beyond February 28, 2015, we have agreed to pay RMR $0.1 million per month until we no longer require such services or until the Australia management agreement is terminated. The $2.2 million incurred pursuant to the Termination Agreement for the three months ended March 31, 2015, is included in general and administrative expenses in our consolidated financial statements, and is net of certain amounts due from RMR.

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

 Since the internalization of management, we have focused on deleveraging our balance sheet. From May 23, 2014 to December 31, 2014, we prepaid $292.5 million of mortgage debt using cash on hand, repaid the $235.0 million balance on our revolving credit facility, prepaid at par $158.4 million of our senior unsecured notes and prepaid $100.0 million of our term loan, reducing our term loan borrowings to $400.0 million. These amounts do not include debt repaid for disposed properties.

Property Operations

Occupancy data for 2015 and 2014 is as follows (square feet in thousands):

	All Properties(1)		Comparable Properties(2)
	As of March 31,		As of March 31,
	2015	2014	2015	2014
Total properties	154	156	154	154
Total square feet	42,752	42,913	42,752	42,746
Percent leased(3)	85.9%	86.5%	85.9%	86.6%

(1)	Excludes properties sold during the period ended March 31, 2015 and properties classified as discontinued operations for the period ended March 31, 2014.

(2)
Based on properties owned continuously since January 1, 2014 through March 31, 2015, and excludes properties sold during the period ended March 31, 2015 and properties classified as discontinued operations for the period ended March 31, 2014.

(3)	Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

The weighted average lease term based on square feet for leases entered into during the three months ended March 31, 2015 was 6.6 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for leases entered into during the three months ended March 31, 2015 totaled $40.8 million, or $27.61 per square foot on average (approximately $4.20 per square foot per year of the lease term).

As of March 31, 2015, approximately 8.2% of our leased square feet and 9.3% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2015.  Renewed and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  Lease expirations by year, as of March 31, 2015, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring	Square Feet Expiring(1)	% of Square Feet Expiring(1)	Cumulative % of Square Feet Expiring(1)	Annualized Rental Revenue Expiring(2)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2015	319	3,029	8.2%	8.2%	$71,848	9.3%	9.3%
2016	310	4,568	12.4%	20.6%	72,447	9.4%	18.7%
2017	276	3,823	10.4%	31.0%	84,435	10.9%	29.6%
2018	237	4,180	11.4%	42.4%	88,010	11.4%	41.0%
2019	184	3,768	10.3%	52.7%	68,824	8.9%	49.9%
2020	156	4,213	11.5%	64.2%	89,093	11.4%	61.3%
2021	88	2,380	6.5%	70.7%	52,909	6.7%	68.0%
2022	62	1,960	5.3%	76.0%	46,281	6.0%	74.0%
2023	64	2,713	7.4%	83.4%	67,065	8.7%	82.7%
2024	40	1,317	3.6%	87.0%	26,896	3.5%	86.2%
Thereafter	68	4,768	13.0%	100.0%	106,614	13.8%	100.0%
	1,804	36,719	100.0%		$774,422	100.0%

Weighted average remaining lease term (in years):		5.5			5.8

(1)
Square feet is pursuant to existing leases as of March 31, 2015, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to existing leases as of March 31, 2015, plus straight line rent adjustments and estimated recurring expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

A principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance, except from our government tenants, who usually pay rents monthly in arrears.  As of March 31, 2015, tenants representing 1% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant		Square Feet(1)	% of Total Square Feet(1)	% of Annualized Rental Revenue(2)	Weighted Average Remaining Lease Term
1.	Office Depot, Inc.	651	1.5%	2.2%	8.5
2.	Expedia, Inc.	398	0.9%	2.1%	3.6
3.	John Wiley & Sons, Inc.	396	1.0%	2.1%	17.6
4.	PNC Financial Services Group	587	1.4%	1.9%	5.9
5.	Telstra Corporation Limited	311	0.7%	1.9%	5.2
6.	U.S. Government	463	1.1%	1.6%	5.0
7.	Royal Dutch Shell plc	700	1.6%	1.5%	11.1
8.	The Bank of New York Mellon Corp.	395	0.9%	1.4%	2.7
9.	Flextronics International Ltd.	1,051	2.5%	1.4%	4.8
10.	J.P. Morgan Chase & Co.	388	0.9%	1.4%	9.2
11.	United Healthcare Services Inc.	479	1.1%	1.4%	7.6
12.	Towers Watson & Co	347	0.8%	1.3%	4.1
13.	Bankers Life and Casualty Company	349	0.8%	1.3%	5.5
14.	Level 3 Communications, Inc.	219	0.5%	1.2%	5.1
15.	Wells Fargo & Co	338	0.8%	1.2%	3.4
16.	Jones Day	343	0.8%	1.2%	11.3
17.	Ballard Spahr LLP	218	0.5%	1.1%	14.9
18.	RE/MAX Holdings, Inc.	248	0.6%	1.0%	13.1
	Total	7,881	18.4%	27.2%	7.6

(1)
Square feet is pursuant to existing leases as of March 31, 2015, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to existing leases as of March 31, 2015, plus straight line rent adjustments and estimated recurring expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

Financing Activities

On January 29, 2015, we entered into a new credit agreement, pursuant to which the lenders agreed to provide (i) a $750.0 million unsecured revolving credit facility, (ii) a $200.0 million 5-year term loan facility and (iii) a $200.0 million 7-year term loan facility. The new credit agreement, which replaced our prior credit agreement and our prior term loan agreement, reduces the interest rate and extends the term of our revolving credit facility and term loan borrowings.  The revolving credit facility has a scheduled maturity date of January 28, 2019, with two six-month extension options subject to certain conditions and the payment of an extension fee. The 5-year term loan and the 7-year term loan have scheduled maturity dates of January 28, 2020 and January 28, 2022, respectively, and have been fully funded. We used the proceeds from the new term loans to repay all amounts outstanding and due under the previous term loan agreement. We do not currently have any amounts outstanding under the revolving credit facility.

On March 18, 2015, our Board of Trustees approved the redemption at par of $138.8 million of our 5.75% senior unsecured notes due 2015. The notes were redeemed on May 1, 2015.

For more information regarding our financing sources and activities, please see the section captioned “Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” below.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2015, Compared to Three Months Ended March 31, 2014

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Three Months Ended March 31,				Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	$ Change	% Change	2015	2014	2015	2014	$ Change	% Change
	(in thousands)
Revenues:
Rental income:
CBD properties	$109,843	$110,239	$(396)	(0.4)%	$—	$—	$109,843	$110,239	$(396)	(0.4)%
Suburban properties	57,877	61,280	(3,403)	(5.6)%	252	521	58,129	61,801	(3,672)	(5.9)%
Rental income	167,720	171,519	(3,799)	(2.2)%	252	521	167,972	172,040	(4,068)	(2.4)%

Tenant reimbursements and other income:
CBD properties	29,697	30,253	(556)	(1.8)%	—	(12)	29,697	30,241	(544)	(1.8)%
Suburban properties(3)	14,224	14,851	(627)	(4.2)%	1,162	128	15,386	14,979	407	2.7%
Tenant reimbursements and other income	43,921	45,104	(1,183)	(2.6)%	1,162	116	45,083	45,220	(137)	(0.3)%

Operating expenses:
CBD properties	65,593	67,304	(1,711)	(2.5)%	—	6	65,593	67,310	(1,717)	(2.6)%
Suburban properties	32,037	34,188	(2,151)	(6.3)%	241	233	32,278	34,421	(2,143)	(6.2)%
Operating expenses	97,630	101,492	(3,862)	(3.8)%	241	239	97,871	101,731	(3,860)	(3.8)%

Net operating income(4):
CBD properties	73,947	73,188	759	1.0%	—	(18)	73,947	73,170	777	1.1%
Suburban properties	40,064	41,943	(1,879)	(4.5)%	1,173	416	41,237	42,359	(1,122)	(2.6)%
Net operating income	$114,011	$115,131	$(1,120)	(1.0)%	$1,173	$398	115,184	115,529	(345)	(0.3)%

Other expenses:
Depreciation and amortization							62,699	51,649	11,050	21.4%
General and administrative							16,558	24,848	(8,290)	(33.4)%
Loss (reversal of loss) on asset impairment							1,904	(4,761)	6,665	(140.0)%
Acquisition related costs							—	5	(5)	(100.0)%
Total other expenses							81,161	71,741	9,420	13.1%
Operating income							34,023	43,788	(9,765)	(22.3)%
Interest and other income							3,448	384	3,064	797.9%
Interest expense							(29,842)	(37,935)	8,093	(21.3)%
Loss on early extinguishment of debt							(428)	—	(428)	—
Gain on issuance of shares by an equity investee							—	109	(109)	(100.0)%
Gain on sale of properties							5,868	—	5,868	—
Income from continuing operations before income taxes and equity in earnings of investees							13,069	6,346	6,723	105.9%
Income tax benefit (expense)							561	(555)	1,116	(201.1)%
Equity in earnings of investees							—	10,934	(10,934)	(100.0)%
Income from continuing operations							13,630	16,725	(3,095)	(18.5)%
Discontinued operations:
Income from discontinued operations							—	4,011	(4,011)	(100.0)%
Loss on asset impairment from discontinued operations							—	(288)	288	(100.0)%
Net income							13,630	20,448	(6,818)	(33.3)%
Preferred distributions							(6,981)	(11,151)	4,170	(37.4)%
Net income attributable to Equity Commonwealth common shareholders							$6,649	$9,297	$(2,648)	(28.5)%

(1)	Comparable properties consist of 154 properties (259 buildings) we owned continuously from January 1, 2014 to March 31, 2015.

(2)	Other properties consist of properties owned by SIR and properties sold.

(3)	Tenant reimbursement and other income from other properties for the three months ended March 31, 2015 includes real estate tax refunds of $1.0 million related to previously-disposed properties.

(4)
We calculate net operating income, or NOI, as shown above.  We define NOI as income from our real estate including lease termination fees received from tenants less our property operating expenses, which expenses include property marketing costs.  NOI excludes amortization of capitalized tenant improvement costs and leasing commissions.  We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties.  We use NOI internally to evaluate individual, regional and combined property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs.  The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties’ results of operations.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, net income attributable to Equity Commonwealth common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  This measure should be considered in conjunction with net income, net income attributable to Equity Commonwealth common shareholders, operating income and cash flow from operating activities as presented in our condensed consolidated statements of operations, condensed consolidated statements of comprehensive (loss) income and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate NOI differently than we do.

We refer to the 154 properties (259 buildings) we owned continuously from January 1, 2014 to March 31, 2015, as comparable properties.  We refer to the properties owned by SIR and properties sold as other properties.  Our condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 includes the operating results of 154 properties for the entire periods, as we owned these properties as of January 1, 2014.

Rental income. Rental income decreased $4.1 million in the 2015 period, compared to the 2014 period, primarily due to a decrease at our comparable suburban properties totaling $3.4 million. The decrease in comparable property rental income from our suburban segment primarily relates to leasing activity at a particular building where one tenant vacated its space and two tenants shortened the remaining lease term. In connection with these leasing transactions, the corresponding deferred rent receivable balances were written off or amortized over the shorter term. Rental income includes non-cash straight line rent adjustments totaling $(0.2) million in the 2015 period and $5.9 million in the 2014 period, and net reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $1.5 million in the 2015 period and $2.3 million in the 2014 period. Rental income also includes the recognition of lease termination fees totaling $1.9 million in the 2015 period and $0.6 million in the 2014 period.

Tenant reimbursements and other income. Tenant reimbursements and other income decreased $0.1 million in the 2015 period, compared to the 2014 period. This decrease primarily related to a decrease at our comparable CBD and suburban properties totaling $1.2 million resulting from lower real estate tax expense, partially offset by real estate tax refunds received at sold properties.

Operating expenses. The $3.9 million decrease in operating expenses during the 2015 period as compared to the 2014 period is primarily due to a decrease at our comparable CBD properties of $1.7 million and a decrease at our comparable suburban properties of $2.2 million. The decrease in operating expenses primarily reflects reduced real estate tax expense, decreases in utility expenses related to the more severe winter season during the 2014 period as compared to the 2015 period and decreases in management fees, partially offset by increases in bad debt expense and property related legal fees.

Depreciation and amortization. The increase in depreciation and amortization expense primarily relates to leasing transactions discussed above, where due to one tenant vacating its space and two other tenants shortening the remaining lease term, the corresponding tenant improvements were written off or depreciation was accelerated. Depreciation and amortization also increased as we did not record depreciation expense during the three months ended March 31, 2014 for the assets that were classified as held for sale as of December 31, 2013 and then subsequently reclassified to held and used in operations as of March 31, 2014.

General and administrative. The decrease in general and administrative expenses primarily relates to a decrease of $15.8 million related to business management incentive fees and a $3.2 million decrease in litigation costs, partially offset by $2.6 million for the shareholder approved reimbursement of expenses incurred by Related/Corvex in connection with their consent solicitation to remove our former Trustees, $2.2 million of expenses related to the termination and cooperation agreement with RMR, and the internalization of our management.

Loss (reversal of loss) on asset impairment. During the three months ended March 31, 2015, we recorded an impairment charge of $1.9 million related to 12655 Olive Boulevard and 1285 Fern Ridge Parkway, based upon updated market information in accordance with our impairment analysis procedures. In 2014, we ceased to actively market properties which we had previously classified as held for sale. These properties were reclassified to properties held and used in operations because they no longer met the requirements for classification as held for sale. In connection with this reclassification, we reversed previously recorded impairment losses totaling $4.8 million, which includes the elimination of estimated costs to sell.

Interest and other income. The increase in interest and other income primarily relates to a $3.1 million gain on the sale of securities.

Interest expense. The decrease in interest expense in the 2015 period primarily reflects the payment of the $235.0 million balance on our revolving credit facility in July 2014, the prepayment of $265.0 million of 5.68% mortgage debt in August 2014, the prepayment of $33.4 million of our 6.40% unsecured notes in September 2014, the prepayment of $125.0 million of our 7.50% unsecured notes in November 2014, and the payment of $100.0 million of our term loan in December 2014.

Loss on early extinguishment of debt. The loss on early extinguishment of debt in the 2015 period primarily reflects the write-off of unamortized deferred financing fees related to the new credit agreement entered into in January 2015.

Gain on issuance of shares by an equity investee. The gain on issuance of shares by an equity investee reflects the issuance of 38,383 common shares by SIR during the three months ended March 31, 2014 at prices in excess of our per share carrying value.

Income tax benefit (expense). The decrease in income tax expense reflects lower Australian taxable income in the 2015 period as compared to the 2014 period.

Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from SIR and AIC during the 2014 period. The decrease in earnings of investees primarily reflects the sale of our entire stake of 22,000,000 common shares of SIR on July 9, 2014 and the sale of our investment in AIC on May 9, 2014.

Income from discontinued operations. In 2015, we adopted ASU 2014-08 and did not classify the properties sold in 2015 as discontinued operations. Income from discontinued operations in the 2014 period relates to 14 properties (43 buildings) sold in 2014.

Gain on sale of properties. Gain on sale of properties in the 2015 period relates to gains from the sale of two suburban properties (three buildings) in January and March 2015.

Preferred distributions. The decrease in preferred distributions in the 2015 period reflects the conversion of 10,264,503 of our series D preferred shares into 10,412,499 of our common shares in the second quarter of 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As of March 31, 2015, we had $421.7 million of cash and cash equivalents.  We expect to use our cash balances, cash flow from our operations and proceeds of property sales to fund our operations, debt repayments, distributions, future property acquisitions, tenant improvements and leasing costs and other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

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

Cash flows provided by (used in) operating, investing and financing activities were $40.3 million, $33.2 million and $(15.7) million, respectively, for the three months ended March 31, 2015, and $46.6 million, $(36.8) million and $(54.8) million, respectively, for the three months ended March 31, 2014.  Changes in these three categories of our cash flows between 2015 and 2014 are primarily related to real estate improvements, our dispositions of properties, our disposition of securities, our repayments of debt, and our distributions on our common and preferred shares.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain an unsecured revolving credit facility with a group of institutional lenders. On January 29, 2015, we entered into a new credit agreement, pursuant to which the lenders agreed to provide (i) a $750.0 million unsecured revolving credit facility, (ii) a $200.0 million 5-year term loan facility and (iii) a $200.0 million 7-year term loan facility. The new agreement replaced our prior credit agreement, dated as of August 9, 2010, and our prior term loan agreement, dated as of December 16, 2010.  The revolving credit facility has a scheduled maturity date of January 28, 2019, which maturity date may be extended for up to two additional periods of six months at our option subject to satisfaction of certain conditions and the payment of an extension fee of 0.075% of the aggregate amount available under the revolving credit facility. The 5-year term loan and the 7-year term loan have scheduled maturity dates of January 28, 2020 and January 28, 2022, respectively. We used the proceeds of borrowings under the credit agreement to repay all amounts outstanding and due under the previous term loan agreement.

 Borrowings under our revolving credit facility currently bear interest at LIBOR plus a premium, which was 125 basis points as of March 31, 2015.  We also pay a facility fee of 25 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  We are allowed to borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  As of March 31, 2015, the interest rate payable on borrowings under our revolving credit facility was 1.43%.  As of March 31, 2015 and May 6, 2015, we had no balance outstanding under our revolving credit facility.

Our term loan currently bears interest at a rate of LIBOR plus a premium, which was 140 and 180 basis points for the 5-year and 7-year term loan, respectively, as of March 31, 2015.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of March 31, 2015, the interest rate for the amount outstanding under our term loan was 1.58% and 1.98% for the 5-year and 7-year term loan, respectively.

On March 18, 2015, our Board of Trustees approved the redemption at par of $138.8 million of our 5.75% senior unsecured notes due 2015. The notes were redeemed on May 1, 2015.

During the three months ended March 31, 2015, we paid an aggregate of $7.0 million of distributions on our series D and series E preferred shares.  On April 8, 2015, we announced that our Board of Trustees declared dividends of $0.40625 per series D preferred share and $0.453125 per series E preferred share, both of which are expected to be paid on May 15, 2015 to shareholders of record on May 1, 2015.

Our outstanding debt maturities and weighted average interest rates as of March 31, 2015, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
Year	Unsecured Floating Rate Debt	Unsecured Fixed Rate Debt		Secured Fixed Rate Debt		Total(1)	Weighted Average Interest Rate(2)
2015	$—	$138,773	(3)	$5,612		$144,385	5.8%
2016	—	139,104		309,604	(4)	448,708	6.0%
2017	—	250,000		45,592		295,592	6.2%
2018	—	250,000		4,614		254,614	6.6%
2019	—	—		165,422	(5)	165,422	5.7%
2020	200,000	250,000		2,523		452,523	4.0%
2021	—	—		60,470		60,470	5.5%
2022	200,000	—		799		200,799	2.0%
2023	—	—		702		702	5.7%
2024	—	—		743		743	5.7%
Thereafter	—	175,000		991		175,991	5.8%
	$400,000	$1,202,877		$597,072		$2,199,949	5.2%

(1)	Total debt outstanding as of March 31, 2015, including net unamortized premiums and discounts, equals $2,205,075.

(2)	Weighted based on current contractual interest rates.

(3)	On March 18, 2015, our Board of Trustees approved the redemption at par of $138.8 million of our 5.75% senior unsecured notes due 2015. The notes were redeemed on May 1, 2015.

(4)
On October 10, 2014, we were notified by the lender that our decision to cease making loan servicing payments on the mortgage loan secured by 225 Water Street created an event of default effective July 11, 2014, and the lender has exercised its option to accelerate the maturity of the unpaid balance of $40,059. The lender has filed a suit of foreclosure for this property. We have cooperated with the lender to allow for a consensual foreclosure process.  The final step of the foreclosure process, the foreclosure sale, is expected to occur in the second quarter of 2015. Since July 11, 2014, we have accrued interest on this loan at 10.03%, to include the 4.0% of default interest.

(5)
We have a mortgage loan with an aggregate outstanding principal balance as of March 31, 2015 of $171,039 secured by 1735 Market Street that matures in 2019. Interest on this loan is payable at a rate equal to a premium over LIBOR, but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% per year until December 1, 2016.

For a description of our financing activities since January 1, 2015, see “Financing Activities” above.  Also, for further information about our indebtedness, see Note 8 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
When significant amounts are outstanding under our revolving credit facility, or as the maturity dates of our revolving credit facility and term debts approach, we explore alternatives for the repayment of amounts due. Such alternatives may include incurring additional debt and issuing new equity securities, extending the maturity of our revolving credit facility and entering into a new revolving credit facility. On January 29, 2015, we entered into a new unsecured revolving credit facility and term loan that replaced the prior $750.0 million unsecured revolving credit facility that was set to mature on October 19, 2015 and the $500.0 million unsecured term loan, which had a $400.0 million balance outstanding as of December 31, 2014, that was set to mature on December 15, 2016. We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.
We believe that we will have access to various types of financings, including debt or equity offerings, to fund our future acquisitions and to pay our debts and other obligations as they become due. The completion and the costs of our future debt transactions will depend primarily upon market conditions and our credit ratings. We have no control over market conditions. Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans and, in particular, whether we appear to have the ability to maintain our earnings, to space our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably foreseeable adverse changes. We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities. However, there can be no assurance regarding our credit ratings or our ability to complete any debt or equity offerings or that our cost of any future public or private financings will not increase.
During the three months ended March 31, 2015, we sold two suburban properties (three buildings) with a combined 167,274 square feet for an aggregate sales price of $21.2 million, excluding closing costs.  For more information regarding our properties, see Note 4 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

During the three months ended March 31, 2015 and 2014, amounts capitalized at our properties, including properties sold and properties classified in discontinued operations, for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Tenant improvements(1)	$8,167	$19,483
Leasing costs(2)	10,868	5,075
Building improvements(3)	2,674	4,244
Development, redevelopment and other activities(4)	76	3,743

(1)	Tenant improvements include capital expenditures to improve tenants’ space.

(2)	Leasing costs include leasing related costs such as brokerage commissions and tenant inducements.

(3)	Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) major capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property, and (ii) major capital expenditure projects that reposition a property or result in new sources of revenue.

During the three months ended March 31, 2015, commitments made for expenditures in connection with leasing space at our properties, such as tenant improvements and leasing commissions, excluding properties sold, were as follows (dollar and square foot measures in thousands, except per square foot measures):

	New Leases	Renewals	Total
Rentable square feet leased during the period	720	758	1,478
Tenant leasing costs and concession commitments (1)	$31,644	$9,164	$40,808
Tenant leasing costs and concession commitments per rentable square foot (1)	$43.95	$12.09	$27.61
Weighted average lease term by square foot (years)	8.8	4.5	6.6
Total leasing costs and concession commitments per rentable square foot per year (1)	$4.99	$2.70	$4.20

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions.

Debt Covenants

Our unsecured debt obligations at March 31, 2015 were our term loan and our publicly issued senior unsecured notes. Our public debt indenture and related supplements, our revolving credit facility and our term loan agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios.  At March 31, 2015, we believe we were in compliance with all covenants under our indenture and related supplements, and we believe we were in compliance with all respective covenants under our revolving credit facility and our term loan agreement.  In addition to our unsecured debt obligations, we had $606.4 million (including net unamortized premiums and discounts) of mortgage notes outstanding at March 31, 2015.

None of our indenture and related supplements, our revolving credit facility and term loan agreement, or our mortgage notes contain provisions for acceleration or require us to provide collateral security which could be triggered by our debt ratings.  However, our senior debt rating is used to determine the interest rate and the fees payable under our revolving credit facility and our term loan agreement.

Off Balance Sheet Arrangements

As of March 31, 2015, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We had no swaps or hedges as of March 31, 2015, other than the cash flow hedge associated with our $171.0 million of mortgage debt described in Note 12 to the notes to our condensed consolidated financial statements, under “Our Investment and Financing Liquidity and Resources” above in this Part I, Item 2 and under “Quantitative and Qualitative Disclosures About Market Risk” included in Part I, Item 3 of this Quarterly Report.

Funds from Operations (FFO) and Normalized FFO

We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (NAREIT). NAREIT defines FFO as net income (loss), calculated in accordance with GAAP, excluding real estate depreciation and amortization, gains (or losses) from sales of depreciable property, impairment of depreciable real estate, and our portion of these items related to equity investees and noncontrolling interests.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we exclude certain items that we view as nonrecurring or impacting comparability from period to period.  We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, net income attributable to Equity Commonwealth common shareholders, operating income and cash flow from operating activities.

We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs.  FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders.  FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income attributable to Equity Commonwealth common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  These measures should be considered in conjunction with net income, net income attributable to Equity Commonwealth common shareholders, operating income and cash flow from operating activities as presented in our condensed consolidated statements of operations, condensed consolidated statements of comprehensive (loss) income and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

The following table provides a reconciliation of net income to FFO attributable to Equity Commonwealth common shareholders and a calculation to Normalized FFO attributable to Equity Commonwealth common shareholders (in thousands):

	Three Months Ended March 31,
	2015	2014
Reconciliation to FFO:
Net income	$13,630	$20,448
Plus: Depreciation and amortization	62,699	51,649
Loss (reversal of loss) on asset impairment from continuing operations	1,904	(4,761)
Loss on asset impairment from discontinued operations	—	288
FFO from equity investees	—	14,940
Less: Gain on sale of properties	(5,868)	—
Equity in earnings of investees	—	(10,934)
FFO attributable to Equity Commonwealth	72,365	71,630
Less: Preferred distributions	(6,981)	(11,151)
FFO attributable to Equity Commonwealth common shareholders	$65,384	$60,479

Reconciliation to Normalized FFO:
FFO available for Equity Commonwealth common shareholders	$65,384	$60,479
Recurring adjustments:
Lease value amortization	1,474	2,252
Straight line rent from continuing operations	181	(5,896)
Straight line rent from discontinued operations	—	(81)
Loss on early extinguishment of debt	428	—
Minimum cash rent from direct financing lease	2,032	2,032
Gain on issuance of shares by an equity investee	—	(109)
Interest earned from direct financing lease	(141)	(229)
Normalized FFO from equity investees, net of FFO	—	(1,399)
Other items which affect comparability:
Shareholder litigation costs and transition-related expenses	5,707	3,913
Acquisition related costs	—	5
Gain on sale of securities	(3,080)	—
Normalized FFO attributable to Equity Commonwealth common shareholders	$71,985	$60,967

Related Person Transactions

We have engaged in certain related person transactions during the three months ended March 31, 2015 and March 31, 2014, both prior to and following our Special Meeting at which our new Board of Trustees was elected.

Following the Special Meeting, we entered into transactions with certain of our existing Trustees and executive officers and shareholders owning 5% or more of our common shares, or with persons or entities associated with such persons. We entered into a one-year license agreement for office space with an entity associated with Mr. Zell, our Chairman, and Mr. Helfand, our President and Chief Executive Officer for approximately $0.2 million for the year. On May 4, 2015, the Audit Committee of the Board of Trustees approved an agreement to extend the term of the license agreement through November 30, 2015. The license fee payment is approximately $0.1 million for the extended term. We entered into a one-year lease with one three-month renewal option for office space with an entity associated with Mr. Zell for approximately $0.2 million for the initial term, which lease was terminated, effective January 31, 2015, for a small termination fee. We also entered into a sublease agreement for office space, the landlord of which is an entity associated with Mr. Zell, for approximately $0.2 million for the initial approximately seven-month term. On May 4, 2015, the Audit Committee of the Board of Trustees approved an agreement to extend the term of the sublease through November 30, 2015. The sublease payment is approximately $0.2 million for the extended term. We believe that the foregoing transactions with our existing Trustees and executive officers are on market terms.

At the Special Meeting our shareholders voted to approve the reimbursement of approximately $33.5 million of expenses incurred by Related Fund Management, LLC and Corvex Management LP (together, “Related/Corvex”) since February 2013 in connection with their consent solicitations to remove our former Trustees and elect the new Board of Trustees and to engage in related litigation. At the time the reimbursement was approved, Related/Corvex, according to them, owned approximately 5.7% in the aggregate of our common shares. Approximately $16.7 million was paid and expensed during the year ended December 31, 2014.  Approximately $8.4 million will be reimbursed only if the average closing price of our common shares is at least $26.00 (as adjusted for any share splits or share dividends) during the one year period after the date on which the reimbursement was approved by shareholders, and the remaining approximately $8.4 million will be reimbursed only if the average closing price of our common shares is at least $26.00 (as adjusted for any share splits or share dividends) during the one year period between the first and second anniversaries of the date on which the reimbursement was approved by shareholders. As these future potential payments represent a “derivative liability”, we expensed approximately $2.6 million during the three months ended March 31, 2015 for the change in fair value of the derivative liability. The fair value of this derivative liability on March 31, 2015 was $9.3 million. The total expense of $2.6 million incurred during the three months ended March 31, 2015, is included in general and administrative expenses in our condensed consolidated financial statements.

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

Pursuant to the Termination Agreement, through February 28, 2015, Manager agreed to use best efforts to assist us in the transition of our management and operations. We agreed to pay Manager $1.2 million per month for transition services from October 1, 2014 to February 28, 2015. The payment of the transition fee also covers continued management and other services for the Australian assets through February 28, 2015. Beyond February 28, 2015, we have agreed to pay Manager $0.1 million per month until we no longer require such services or until the Australia management agreement is terminated. The $2.2 million incurred pursuant to the Termination Agreement for the three months ended March 31, 2015, is included in general and administrative expenses in our condensed consolidated financial statements, and is net of certain amounts due from RMR.

For further information about these and other such relationships and related person transactions, see Note 17 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Quarterly Report, including "Forward Looking Statements." Our filings with the SEC, including our Annual Report and our Information Statements, are available at the SEC’s website at www.sec.gov. Copies of certain of our agreements with these related parties, including our business management agreements and property management agreements with RMR and RMR Australia, various agreements we have entered into with GOV and SIR and the shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

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

At March 31, 2015, our outstanding fixed rate debt consisted of the following senior unsecured notes and secured mortgage notes (dollars in thousands):

Senior Unsecured Notes:

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense(1)	Maturity	Interest Payment Due
5.750% senior unsecured notes due 2015	$138,773	5.75%	$7,979	11/1/2015	Semi-Annually
6.250% senior unsecured notes due 2016	139,104	6.25%	8,694	8/15/2016	Semi-Annually
6.250% senior unsecured notes due 2017	250,000	6.25%	15,625	6/15/2017	Semi-Annually
6.650% senior unsecured notes due 2018	250,000	6.65%	16,625	1/15/2018	Semi-Annually
5.875% senior unsecured notes due 2020	250,000	5.88%	14,688	9/15/2020	Semi-Annually
5.750% senior unsecured notes due 2042	175,000	5.75%	10,063	8/1/2042	Quarterly
	$1,202,877		$73,674

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

No principal repayments are due under our senior unsecured notes until maturity.

Secured Mortgage Notes:

Debt	Principal Balance(1)	Annual Interest Rate(1)		Annual Interest Expense(1)	Maturity	Interest Payment Due
111 Monument Circle	116,000	5.24%		6,140	3/1/2016	Monthly
225 Water Street(2)	40,059	6.03%		2,416	5/11/2016	Monthly
111 East Wacker Drive	142,153	6.29%		9,034	7/11/2016	Monthly
2501 20th Place South	10,127	7.36%		736	8/1/2016	Monthly
Parkshore Plaza	41,275	5.67%		2,373	5/1/2017	Monthly
1735 Market Place	171,039	5.66%	(3)	9,650	12/2/2019	Monthly
206 East 9th Street	27,850	5.69%		1,601	1/5/2021	Monthly
1320 Main Street	38,811	5.30%		2,079	6/1/2021	Monthly
33 Stiles Lane	3,047	6.75%		223	3/1/2022	Monthly
97 Newberry Road	6,711	5.71%		378	3/1/2026	Monthly
	$597,072			$34,630

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

(2)
During the quarter ended June 30, 2014, we made the decision to cease making loan servicing payments on 225 Water Street in Jacksonville, Florida.  The first payment we determined not to make for this property was due on June 11, 2014.  The property is secured by a non-recourse mortgage loan. On October 10, 2014, we were notified by the lender that our decision to cease making loan servicing payments created an event of default effective July 11, 2014 and the lender has exercised its option to accelerate the maturity of the unpaid balance of the loan. The lender has filed a suit of foreclosure for this property. The lender has filed a suit of foreclosure for this property. We have cooperated with the lender to allow for a consensual foreclosure process.  The final step of the foreclosure process, the foreclosure sale, is expected to occur in the second quarter of 2015. Since July 11, 2014, we have accrued interest on this loan at 10.03%, to include the 4.0% of default interest.

(3)
Interest on this loan is payable at a rate equal to a premium over LIBOR, but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% until December 1, 2016.  The floating interest rate at March 31, 2015 was 2.80%.

Some of our secured notes require principal and interest payments through maturity pursuant to amortization schedules, and some of our secured notes require interest only payments through maturity.

Swap Agreements

We have interest rate swap agreements to manage our interest rate risk exposure on $171.0 million of mortgage notes due 2019, which require us to pay interest at a rate equal to a premium over LIBOR.  The interest rate swap agreements utilized by us effectively modify our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements.  Approximately 7.8% ($171.0 million) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at March 31, 2015.  As of March 31, 2015, the fair value of our derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive loss in our condensed consolidated balance sheet totaled $6.9 million.

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

Floating Rate Debt

At March 31, 2015, our unhedged floating rate debt consisted of our term loan.  Our $200.0 million 5-year term loan matures in January 2020 and our $200.0 million 7-year term loan matures in January 2022.  Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility or term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk.  Generally, a change in market interest rates would not affect the value of these floating rate debts, but would affect our operating results.  The following table presents the impact a 100 basis point increase in interest rates would have on our floating rate interest expense as of March 31, 2015 (dollars in thousands):

	Impact of Changes in Interest Rates
			Total Interest
	Interest Rate Per Year(1)	Outstanding Debt	Expense Per Year
Term loan at March 31, 2015	1.58%/1.98%	$400,000	$7,105
100 basis point increase	2.58%/2.98%	$400,000	$11,105

(1)	Based on the interest rates and outstanding borrowings of our floating rate debt as of March 31, 2015.

Foreign Currency Risk

There's a risk that our financial results will be affected by changes in currency exchange rates.  Our primary exposure to foreign currency exchange rates relates to the translation of the operating results of our Australian subsidiary from Australian dollars into U.S. dollars. In the past, we have considered borrowing in Australian currency to mitigate our foreign currency exchange exposure and using foreign currency derivative contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our Australian operations.  At March 31, 2015 and at May 6, 2015, we had no borrowings in Australian dollars and no derivative contracts outstanding. We do not currently foresee any significant changes in how we manage this exposure in the near future. Accordingly, we may continue to experience future fluctuations in our earnings as a result of changes in foreign currency exchange rates. As of March 31, 2015, approximately 3.9% of our total assets were invested in Australian dollars. During the three months ended March 31, 2015, average foreign currency exchange rates used to convert our Australian operating results decreased approximately 12.4%, as compared to the three months ended March 31, 2014. During the three months ended March 31, 2015, foreign currency translation adjustments of $16.4 million impacted total comprehensive (loss) income. A hypothetical 1.0% change in the Australian dollar would have an insignificant impact on our net revenues or our earnings per share. Our Board of Trustees may adopt a different strategy to manage our foreign currency risk.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The parties each selected an arbitrator in the Chashin Arbitration, and the party arbitrators selected a neutral arbitrator (collectively, the three arbitrators comprise the Chashin Arbitration Panel). On June 12, 2014, Mr. Chashin filed his response to claims and counterclaims against claimants (Counterclaims), alleging claims and seeking relief similar to his previously filed complaint in the Chashin Action. On July 3, 2014, EQC filed a motion to stay proceedings for 120 days pending the outcome of the SLC’s investigation of the claims asserted in the Shareholder Actions. A preliminary hearing was held on July 10, 2014, at which the Chashin Arbitration Panel bifurcated for administrative purposes the claims Mr. Chashin alleged derivatively from those he alleged directly. The Chashin Arbitration Panel also (i) granted EQC’s motion to stay proceedings as to Mr. Chashin's derivative claims, and (ii) established a briefing schedule for claimants to file motions to dismiss Mr. Chashin's direct claims and for cross-motions for summary judgment relating to enforceability of the Company's arbitration by-laws.

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

A status conference was held on February 18, 2015 at which the parties discussed certain procedural and scheduling matters. On April 8, 2015, the parties submitted letters addressing certain disputed discovery matters. On April 14, 2015, the Chashin Arbitration Panel issued rulings on those disputes. Another hearing will be set to address issues relating to the motion to dismiss.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit Number	Description
3.1
Articles of Amendment and Restatement of Declaration of Trust of the Company, dated July 1, 1994, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K filed August 1, 2014.)

3.2	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 11, 2006.)

3.3	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K filed May 31, 2011.)

3.4	Second Amended and Restated Bylaws of the Company, adopted July 31, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K filed August 1, 2014.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

4.2	Form of 61/2% Series D Cumulative Convertible Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

4.3	Form of 71/4% Series E Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

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

10.1
Credit Agreement, dated as of January 29, 2015, among Equity Commonwealth, Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions or entities from time to time party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 2015.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
President and Chief Executive Officer
Dated: May 7, 2015

By:	/s/ Adam S. Markman
Adam S. Markman
Executive Vice President, Chief Financial Officer and Treasurer
Dated: May 7, 2015