Form 10-Q
period 2015-06-30
Equity Commonwealth
filed 2015-08-06
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of July 31, 2015:  129,760,214.

EQUITY COMMONWEALTH

FORM 10-Q

June 30, 2015

EXPLANATORY NOTE

References in this Quarterly Report on Form 10-Q to the Company, EQC, we, us or our, refer to Equity Commonwealth and its consolidated subsidiaries as of June 30, 2015, unless the context indicates otherwise.

i

PART I.      Financial Information

Item 1.         Financial Statements.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	June 30, 2015	December 31, 2014
		(audited)
ASSETS
Real estate properties:
Land	$456,614	$714,238
Buildings and improvements	3,834,855	5,014,205
	4,291,469	5,728,443
Accumulated depreciation	(913,303)	(1,030,445)
	3,378,166	4,697,998
Properties held for sale	360,781	—
Acquired real estate leases, net	121,912	198,287
Cash and cash equivalents	1,286,902	364,516
Restricted cash	31,351	32,257
Rents receivable, net of allowance for doubtful accounts of $10,008 and $6,565, respectively	209,089	248,101
Other assets, net	159,845	220,480
Total assets	$5,548,046	$5,761,639

LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior unsecured debt, net	$1,460,131	$1,598,416
Mortgage notes payable, net	513,561	609,249
Liabilities related to properties held for sale	20,336	—
Accounts payable and accrued expenses	128,590	162,204
Assumed real estate lease obligations, net	5,728	26,784
Rent collected in advance	21,860	31,359
Security deposits	10,610	14,044
Total liabilities	2,160,816	2,442,056

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6 1/2% cumulative convertible; 4,915,196 and 4,915,497 shares issued and outstanding, respectively, aggregate liquidation preference of $122,880 and $122,887, respectively	119,263	119,266
Series E preferred shares; 7 1/4% cumulative redeemable on or after May 15, 2016; 11,000,000 shares issued and outstanding, aggregate liquidation preference $275,000	265,391	265,391
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 129,760,214 and 129,607,279 shares issued and outstanding, respectively	1,298	1,296
Additional paid in capital	4,495,244	4,487,133
Cumulative net income	2,260,098	2,233,852
Cumulative other comprehensive loss	(5,963)	(53,216)
Cumulative common distributions	(3,111,868)	(3,111,868)
Cumulative preferred distributions	(636,233)	(622,271)
Total shareholders’ equity	3,387,230	3,319,583
Total liabilities and shareholders’ equity	$5,548,046	$5,761,639
See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$163,697	$172,407	$331,669	$344,447
Tenant reimbursements and other income	39,997	42,787	85,080	88,007
Total revenues	203,694	215,194	416,749	432,454
Expenses:
Operating expenses	89,686	92,701	187,557	194,432
Depreciation and amortization	53,637	59,831	116,336	111,480
General and administrative	10,911	24,097	27,469	48,945
Loss on asset impairment	15,258	22,683	17,162	17,922
Acquisition related costs	—	—	—	5
Total expenses	169,492	199,312	348,524	372,784
Operating income	34,202	15,882	68,225	59,670
Interest and other income	728	281	4,176	665
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $(177), $(300), $(148) and $(609), respectively)	(27,973)	(37,899)	(57,815)	(75,834)
Gain on early extinguishment of debt	10,426	—	9,998	—
Loss on sale of equity investment	—	(33)	—	(33)
Gain on issuance of shares by an equity investee	—	16,911	—	17,020
Foreign currency exchange gain	856	—	856	—
(Loss) gain on sale of properties	(2,708)	—	3,160	—
Income (loss) from continuing operations before income taxes and equity in earnings of investees	15,531	(4,858)	28,600	1,488
Income tax expense	(2,915)	(908)	(2,354)	(1,463)
Equity in earnings of investees	—	12,454	—	23,388
Income from continuing operations	12,616	6,688	26,246	23,413
Discontinued operations:
Income from discontinued operations	—	4,114	—	8,125
Loss on asset impairment from discontinued operations	—	(2,072)	—	(2,360)
Loss on early extinguishment of debt from discontinued operations	—	(3,345)	—	(3,345)
Net income	12,616	5,385	26,246	25,833
Preferred distributions	(6,981)	(6,982)	(13,962)	(18,133)
Excess fair value of consideration over carrying value of preferred shares	—	(16,205)	—	(16,205)
Net income (loss) attributable to Equity Commonwealth common shareholders	$5,635	$(17,802)	$12,284	$(8,505)
Amounts attributable to Equity Commonwealth common shareholders:
Income (loss) from continuing operations	$5,635	$(16,499)	$12,284	$(10,925)
Income from discontinued operations	—	4,114	—	8,125
Loss on asset impairment from discontinued operations	—	(2,072)	—	(2,360)
Loss on early extinguishment of debt from discontinued operations	—	(3,345)	—	(3,345)
Net income (loss)	$5,635	$(17,802)	$12,284	$(8,505)
Weighted average common shares outstanding — basic	129,733	123,812	129,714	121,121
Weighted average common shares outstanding — diluted	130,537	123,812	130,205	121,121
Basic and diluted earnings per common share attributable to Equity Commonwealth common shareholders:
Income (loss) from continuing operations	$0.04	$(0.13)	$0.09	$(0.09)
(Loss) income from discontinued operations	$—	$(0.01)	$—	$0.02
Net income (loss)	$0.04	$(0.14)	$0.09	$(0.07)
Distributions declared per common share	$—	$—	$—	$0.25
See accompanying notes.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$12,616	$5,385	$26,246	$25,833

Other comprehensive income, net of tax:
Unrealized gain (loss) on derivative instruments and other assets	958	627	(1,664)	1,627
Foreign currency translation adjustments	65,307	4,961	48,917	15,548
Equity in unrealized loss of an investee	—	(69)	—	(49)
Total comprehensive income	$78,881	$10,904	$73,499	$42,959

See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,246	$25,833
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	86,374	80,512
Net amortization of debt discounts, premiums and deferred financing fees	(148)	(612)
Straight line rental income	(1,611)	(7,201)
Amortization of acquired real estate leases	20,413	27,806
Other amortization	12,782	9,579
Share-based compensation	8,110	3,354
Loss on asset impairment	17,162	20,282
(Gain) loss on early extinguishment of debt	(9,998)	3,345
Equity in earnings of investees	—	(23,388)
Loss on sale of equity investments	—	33
Gain on issuance of shares by an equity investee	—	(17,020)
Distributions of earnings from investees	—	20,680
Net gain on sale of properties	(3,160)	—
Other non-cash expenses	—	15,048
Change in assets and liabilities:
Restricted cash	(2,917)	641
Rents receivable and other assets	(20,462)	(19,856)
Accounts payable and accrued expenses	(847)	(7,833)
Rent collected in advance	(8,539)	(2,339)
Security deposits	597	241
Due to related persons	—	47
Cash provided by operating activities	124,002	129,152
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(28,623)	(60,437)
Principal payments received from direct financing lease	3,789	3,612
Proceeds from sale of properties, net	962,003	185,179
Proceeds from sale of securities	27,068	—
Proceeds from sale of equity investments, net	—	5,776
Increase in restricted cash	(2,313)	(3,661)
Cash provided by investing activities	961,924	130,469
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(141,908)	(15,998)
Deferred financing fees	(7,143)	—
Distributions to common shareholders	—	(29,597)
Distributions to preferred shareholders	(13,962)	(11,151)
Cash used in financing activities	(163,013)	(56,746)

Effect of exchange rate changes on cash	(527)	757

Increase in cash and cash equivalents	922,386	203,632
Cash and cash equivalents at beginning of period	364,516	217,032
Cash and cash equivalents at end of period	$1,286,902	$420,664
See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$62,094	$77,120
Taxes paid	3,088	2,732

NON-CASH INVESTING ACTIVITIES:
Increase in capital expenditures recorded as liabilities	$523	$13,368

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

Note 2.  Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08.  ASU 2014-08 changes the criteria for reporting a discontinued operation.  Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation.  We adopted ASU 2014-08 on January 1, 2015, and determined that our individual 2015 dispositions and properties held for sale as of June 30, 2015 do not represent a strategic shift, as defined by the standard, that has or will have a major effect on our operations and financial results.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This update is effective for interim and annual reporting periods beginning after December 15, 2017.  We are currently in the process of evaluating the impact, if any, the adoption of this ASU will have on our condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. We do not expect that the adoption of this standard will have a material impact on our condensed consolidated financial statements.

Note 3.  Board of Trustees

On March 18, 2014, Related Fund Management, LLC (Related) and Corvex Management LP (Corvex) together, (Related/Corvex), delivered written consents which they represented were from a sufficient number of holders of our outstanding common shares to remove all of our then Trustees (former Trustees) and any other person or persons elected or appointed to our Board of Trustees prior to the effective time of the Related/Corvex removal proposal. After inspection, our then Board of Trustees determined that holders of more than two-thirds of our outstanding common shares as of the February 18, 2014 record date consented to the Related/Corvex proposal, reaching the threshold required to remove all of our then Trustees and any other person or persons appointed as a Trustee prior to the effective time of the Related/Corvex removal proposal. Accordingly, on March 25, 2014, all of our former Trustees certified their removal as Trustees of EQC.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On May 23, 2014, at a special meeting of our shareholders (Special Meeting), the following seven individuals were elected to serve on our Board of Trustees: Sam Zell, who serves as the Chairman of the new Board of Trustees, James S. Corl, Edward A. Glickman, David A. Helfand, Peter Linneman, James L. Lozier, Jr. and Kenneth Shea.  Each of the foregoing individuals was nominated to serve on the new Board of Trustees by Related/Corvex. On July 31, 2014, our shareholders re-elected the seven individuals listed above and elected Martin L. Edelman, Mary Jane Robertson, Gerald A. Spector and James A. Star to serve on our Board of Trustees, bringing our total number of Trustees to eleven (new Board of Trustees). At the 2015 annual meeting of shareholders held on June 16, 2015, our shareholders re-elected each of our eleven Trustees to serve on our Board of Trustees for the 2015-2016 term.

Note 4.  Real Estate Properties

During the six months ended June 30, 2015 and 2014, we made improvements to our properties totaling $27.8 million and $47.0 million, respectively.

Properties Held For Sale:

We classify all properties that meet the criteria outlined in the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification (Codification) as held for sale on our condensed consolidated balance sheets.  As of June 30, 2015, we classified Illinois Center and 16th and Race Street (together, two properties and three buildings), with a combined 2,698,787 square feet, as held for sale. On August 4, 2015 we sold Illinois Center (see Note 18). The sale of 16th and Race Street is projected to close in the third quarter of 2015, subject to customary closing conditions. There is no certainty that these conditions will be met or that this transaction will close. As of December 31, 2014, we had no properties classified as held for sale.

Summarized balance sheet information for all properties classified as held for sale is as follows (in thousands):

June 30, 2015
Real estate properties	$341,263
Acquired real estate leases	13,238
Other assets, net	6,280
Properties held for sale	$360,781

Accounts payable and accrued expenses	$12,387
Assumed real estate lease obligations	6,516
Rent collected in advance	113
Security deposits	1,320
Liabilities related to properties held for sale	$20,336

During March 2014, the former management team ceased to actively market two CBD properties (two buildings) and 29 suburban properties (65 buildings) with a combined 5,641,450 square feet that we had previously classified as held for sale as of December 31, 2013.  These properties were not under agreement for sale when our former Trustees were removed in March 2014.  These properties were reclassified to properties held and used in operations because they no longer met the requirements under GAAP for classification as held for sale.  Operating results for these properties were reclassified from discontinued operations to continuing operations for all periods presented herein.  In connection with this reclassification, we reversed previously recorded impairment losses totaling $4.8 million, which included the elimination of estimated costs to sell.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property Dispositions:
During the six months ended June 30, 2015, we disposed of the following properties (dollars in thousands):

Asset	Date Disposed	Segment	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price	Gain (Loss) on Sale
Properties
11350 North Meridian Street	January 2015	Suburban	1	1	72,264	$4,200	$766
333 Laurel Oak Drive(1)	March 2015	Suburban	—	1	27,164	2,450	251
1921 E. Alton Avenue	March 2015	Suburban	1	1	67,846	14,533	4,851
46 Inverness Center Parkway	April 2015	Suburban	—	—	—	2,000	1,857
225 Water Street(2)	May 2015	CBD	1	1	318,997	—	—
Sorrento Valley Business Park	June 2015	Suburban	1	4	105,003	23,500	11,896

Portfolio of properties
7450 Campus Drive	May 2015	Suburban	1	1	77,411
129 Worthington Ridge Road	May 2015	Suburban	1	1	227,500
599 Research Parkway	May 2015	Suburban	1	1	48,249
181 Marsh Hill Road	May 2015	Suburban	1	1	162,036
101 Barnes Road	May 2015	Suburban	1	1	45,755
15 Sterling Drive	May 2015	Suburban	1	1	173,015
35 Thorpe Avenue	May 2015	Suburban	1	1	79,862
50 Barnes Industrial Road North	May 2015	Suburban	1	1	154,255
5-9 Barnes Industrial Road	May 2015	Suburban	1	1	38,006
860 North Main Street	May 2015	Suburban	1	1	31,165
One Barnes Industrial Road South	May 2015	Suburban	1	1	30,170
Village Lane	May 2015	Suburban	1	2	58,185
100 Northfield Drive	May 2015	Suburban	1	1	116,986
905 Meridian Lake Drive	May 2015	Suburban	1	1	74,652
1717 Deerfield Road	May 2015	Suburban	1	1	141,186
1955 West Field Court	May 2015	Suburban	1	1	59,130
5015 S. Water Circle	May 2015	Suburban	1	1	113,524
Adams Place	May 2015	Suburban	1	2	230,259
Cabot Business Park	May 2015	Suburban	1	2	252,755
2300 Crown Colony Drive	May 2015	Suburban	1	1	45,974
Myles Standish Industrial Park	May 2015	Suburban	1	2	74,800
340 Thompson Road	May 2015	Suburban	1	1	25,000
100 South Charles Street	May 2015	CBD	1	1	159,616
6710 Oxon Hill	May 2015	Suburban	1	1	118,336
8800 Queen Avenue South	May 2015	Suburban	1	1	280,822
9800 Sherlard Parkway	May 2015	Suburban	1	1	46,765
Rosedale Corporate Plaza	May 2015	Suburban	1	3	149,116
1000 Shelard Parkway	May 2015	Suburban	1	1	62,499
525 Park Street	May 2015	CBD	1	1	75,636
1900 Meyer Drury Drive	May 2015	Suburban	1	1	65,225
131-165 West Ninth Street	May 2015	Suburban	1	1	75,517
7-9 Vreeland Road	May 2015	Suburban	1	1	155,891
5 Paragon Drive	May 2015	Suburban	1	1	119,089

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Asset	Date Disposed	Segment	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price	Gain (Loss) on Sale
1000 Vorhees Drive and 400 Laurel Oak Drive(1)	May 2015	Suburban	1	2	125,415
1601 Veterans Highway	May 2015	Suburban	1	1	63,608
Two Corporate Center Drive	May 2015	Suburban	1	1	291,230
11311 Cornell Park Drive	May 2015	Suburban	1	1	93,413
5300 Kings Island Drive	May 2015	Suburban	1	1	159,421
3 Crown Point Court	May 2015	Suburban	1	1	73,987
515 Pennsylvania Avenue	May 2015	Suburban	1	1	82,000
443 Gulph Road	May 2015	Suburban	1	1	21,000
4350 Northern Pike	May 2015	Suburban	1	1	503,885
Thunderbolt Place	May 2015	Suburban	1	2	100,505
6160 Kempsville Circle	May 2015	Suburban	1	1	129,565
448 Viking Drive	May 2015	Suburban	1	1	75,374
Portfolio of small office and industrial assets			45	53	5,287,790	$376,000	$(7,915)

2501 20th Place South	June 2015	CBD	1	1	125,722
420 20th Street North	June 2015	CBD	1	1	514,893
Inverness Center	June 2015	Suburban	1	4	475,951
701 Poydras Street	June 2015	CBD	1	1	1,256,971
300 North Greene Street	June 2015	CBD	1	1	324,305
1320 Main Street	June 2015	CBD	1	1	334,075
AL, LA, NC, SC office portfolio			6	9	3,031,917	$417,450	$41,596

12655 Olive Boulevard	June 2015	Suburban	1	1	98,588
1285 Fern Ridge Parkway	June 2015	Suburban	1	1	66,510
St. Louis portfolio			2	2	165,098	$14,300	$(2,338)

310-314 Invermay Road(3)	April 2015	Suburban	1	1	47,480
253-293 George Town Road(3)	April 2015	Suburban	1	1	143,914
7 Modal Crescent	June 2015	Suburban	1	1	164,160
71-93 Whiteside Road	June 2015	Suburban	1	1	303,488
9-13 Titanium Court	June 2015	Suburban	1	1	69,664
16 Rodborough Road	June 2015	Suburban	1	1	90,525
22 Rodborough Road	June 2015	Suburban	1	1	43,427
127-161 Cherry Lane	June 2015	Suburban	1	1	278,570
310-320 Pitt Street	June 2015	CBD	1	1	313,865
44-46 Mandarin Street	June 2015	Suburban	1	1	226,718
19 Leadership Way	June 2015	Suburban	1	1	76,714
Australia portfolio(4)			11	11	1,758,525	$232,955	$(47,804)
			68	83	10,834,604	$1,087,388	$3,160

(1)	This property contains three buildings. We sold one building in March 2015 and two buildings in May 2015.

(2)
Title to this property was transferred to the lender pursuant to a consensual foreclosure in full satisfaction of the mortgage debt with a principal balance of $40.1 million, resulting in a gain on early extinguishment of debt of $17.3 million for the three and six months ended June 30, 2015. See Note 8 for additional information.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)	These properties were sold in a separate transaction to a different buyer than other Australian properties.

(4)	The loss on sale includes a $63.2 million cumulative foreign currency translation adjustment reclassified from cumuluative other comprehensive loss due to the disposition of the Australian portfolio.
On June 27, 2014, we sold one CBD property (two buildings) and 13 suburban properties (41 buildings) with a combined 2,784,098 square feet for an aggregate sales price of $215.9 million, excluding mortgage debt repayments and closing costs. In conjunction with this transaction, we recognized a loss on asset impairment of $2.4 million and a loss on early extinguishment of debt of $3.3 million.

Results of operations for properties sold prior to December 31, 2014 are included in discontinued operations in our condensed consolidated statements of operations. Summarized income statement information for properties included in discontinued operations is as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2014
Rental income	$6,962	$14,236
Tenant reimbursements and other income	801	1,323
Total revenues	7,763	15,559

Operating expenses	3,375	6,854
General and administrative	—	3
Total expenses	3,375	6,857
Operating income	4,388	8,702
Interest expense	(274)	(577)
Income from discontinued operations	$4,114	$8,125

Note 5.  Investment in Direct Financing Lease

We have an investment in a direct financing lease that relates to a lease with a term that exceeds 75% of the useful life of an office tower located within a mixed use property in Phoenix, AZ.  We recognize income using the effective interest method to produce a level yield on funds not yet recovered.  The carrying amount of our net investment of $8.7 million and $12.5 million as of June 30, 2015 and December 31, 2014, respectively, is included in other assets in our condensed consolidated balance sheets.

We monitor the payment history and credit profile of the tenant and have determined that no allowance for losses related to our direct financing lease was necessary at June 30, 2015 and December 31, 2014.  Our direct financing lease has an expiration date in 2045.

Note 6.  Equity Investments

Investment in SIR

SIR is a REIT that is primarily focused on owning and investing in net leased, single tenant properties. SIR was an unconsolidated equity method investment from July 2, 2013 until July 9, 2014. On July 9, 2014, we sold our entire stake of 22,000,000 common shares of SIR. As a result of this sale, we no longer hold any interest in SIR.

For the three and six months ended June 30, 2014, we recorded equity in earnings of $12.4 million and $23.4 million, respectively, related to our investment in SIR on our condensed consolidated statement of operations. During the three and six months ended June 30, 2014, we received cash distributions from SIR totaling $10.6 million and $20.7 million, respectively.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following unaudited summarized income statement information of SIR as reported in SIR's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014 is as follows (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2014
Rental income	$48,465	93,528
Tenant reimbursements and other income	8,092	16,057
Total revenues	56,557	109,585

Operating expenses	9,985	19,964
Depreciation and amortization	10,495	19,789
Acquisition related costs	136	374
General and administrative	2,198	7,374
Total expenses	22,814	47,501
Operating income	33,743	62,084
Interest expense	(3,634)	(6,992)
Gain on early extinguishment of debt	—	243
Income before income tax expense and equity in earnings of an investee	30,109	55,335
Income tax expense	(19)	(90)
Equity in earnings of an investee	118	21
Net income	$30,208	$55,266
Weighted average common shares outstanding	54,178	52,021
Net income per common share	$0.56	$1.06

Investment in AIC

As of May 9, 2014, we had a net investment of $5.8 million in AIC, an insurance company that was owned in equal proportion by us, our former manager Reit Management & Research LLC (RMR), SIR and five other companies to which RMR provides management services.

On May 9, 2014, as a result of the removal of the former Trustees and in accordance with the terms of the shareholder agreement between us and the other AIC shareholders, the other AIC shareholders exercised their right to purchase all of the 20,000 shares of AIC we then owned.  We received $5.8 million in aggregate proceeds from this sale.  We no longer own any interest in AIC.  For the period from April 1, 2014 through May 9, 2014 and for the period from January 1, 2014 through May 9, 2014, we recorded equity in earnings (loss) of $0.04 million and $(0.1) million, respectively, related to our investment in AIC on our condensed consolidated statement of operations.

Our participation in the AIC property insurance program expired in June 2014.  See Note 17 for additional information about our investment in AIC.

Note 7.  Real Estate Mortgages Receivable

As of June 30, 2015 and December 31, 2014, we had total real estate mortgages receivable with an aggregate carrying value of $8.1 million included in other assets in our condensed consolidated balance sheets.  We provided mortgage financing totaling $7.7 million at 6.0% per annum in connection with our sale of three suburban office and industrial properties (18 buildings) in January 2013 in Dearborn, MI; this real estate mortgage requires monthly interest payments and matures on January 24, 2023.  We also provided mortgage financing totaling $0.4 million at 6.0% per annum in connection with our sale of a suburban office property in Salina, NY in April 2012. This real estate mortgage requires monthly interest payments and matures on April 30, 2019.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We monitor the payment history of the borrowers and have determined that no allowance for losses related to these real estate mortgages receivable were necessary at June 30, 2015 and December 31, 2014.

Note 8.  Indebtedness

Unsecured Revolving Credit Facility and Term Loan:

Prior to January 29, 2015, we had a $750.0 million unsecured revolving credit facility. The unsecured revolving credit facility was set to mature on October 19, 2015, and had an interest rate of LIBOR plus a spread, which was 150 basis points as of December 31, 2014.  We paid a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Prior to January 29, 2015, we also had a $400.0 million unsecured term loan that was set to mature on December 15, 2016.  Our term loan had an interest rate of LIBOR plus a spread, which was 185 basis points as of December 31, 2014.
On January 29, 2015, we entered into a new credit agreement, pursuant to which the lenders agreed to provide (i) a $750.0 million unsecured revolving credit facility, (ii) a $200.0 million 5-year term loan facility and (iii) a $200.0 million 7-year term loan facility. The new agreement replaced our prior credit agreement, dated as of August 9, 2010, and our prior term loan agreement, dated as of December 16, 2010.  In connection with the new agreement, we recognized a loss on early extinguishment of debt of $0.4 million from the write-off of unamortized deferred financing fees for the six months ended June 30, 2015. The revolving credit facility has a scheduled maturity date of January 28, 2019, which maturity date may be extended for up to two additional periods of six months at our option subject to satisfaction of certain conditions and the payment of an extension fee of 0.075% of the aggregate amount available under the revolving credit facility. The 5-year term loan and the 7-year term loan have scheduled maturity dates of January 28, 2020 and January 28, 2022, respectively. We used the proceeds of borrowings under the credit agreement to repay all amounts outstanding and due under the previous term loan agreement.

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

Borrowings under our revolving credit facility currently bear interest at LIBOR plus a spread, which was 125 basis points as of June 30, 2015.  As of June 30, 2015, the interest rate payable on borrowings under our revolving credit facility was 1.44%.  As of June 30, 2015, we had no balance outstanding and $750.0 million available under our revolving credit facility. Our term loans currently bear interest at a rate of LIBOR plus a spread, which was 140 and 180 basis points for the 5-year and 7-year term loan, respectively, as of June 30, 2015.  As of June 30, 2015, the interest rates for the amounts outstanding under our 5-year term loan and 7-year term loan were 1.59% and 1.99%, respectively.  As of June 30, 2015, we had $200.0 million outstanding under each of our 5-year and 7-year term loans.

Debt Covenants:

Our public debt indenture and related supplements, our revolving credit facility agreement and our term loan agreement contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.  At June 30, 2015, we believe we were in compliance with all of our respective covenants under our public debt indenture and related supplements, our revolving credit facility and our term loan agreements.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Senior Unsecured Notes:

On May 1, 2015, we redeemed at par $138.8 million of our 5.75% senior unsecured notes due 2015 and recognized a loss on early extinguishment of debt of $0.1 million from the write-off of an unamortized discount and unamortized deferred financing fees.

Mortgage Notes Payable:

At June 30, 2015, seven of our properties (11 buildings) with an aggregate net book value of $605.5 million had secured mortgage notes totaling $513.6 million (including net premiums and discounts) maturing from 2016 through 2026.

During the quarter ended June 30, 2014, we made the decision to cease making loan servicing payments on 225 Water Street in Jacksonville, Florida.  The first payment we determined not to make for this property was due on June 11, 2014.  The property was secured by a non-recourse mortgage loan. On October 10, 2014, we were notified by the lender that our decision to cease making loan servicing payments created an event of default effective July 11, 2014, and the lender exercised its option to accelerate the maturity of the unpaid balance of the loan. Beginning July 11, 2014, we accrued interest on this loan at 10.03%, to include the 4.0% of default interest. The lender filed a suit of foreclosure for this property and we cooperated with the lender to allow for a consensual foreclosure process.  On May 22, 2015, title to 225 Water Street was transferred to the lender pursuant to the consensual foreclosure in full satisfaction of the mortgage debt, with a principal balance of $40.1 million. The transaction resulted in a gain on early extinguishment of debt of $17.3 million for the excess of the debt principal balance over the net book value of the property for the three and six months ended June 30, 2015.

In accordance with the agreement to sell 1320 Main Street, we were required to deliver the property unencumbered. On June 3, 2015, prior to the sale, we defeased the $38.7 million outstanding balance of the mortgage loan secured by 1320 Main Street. This debt is no longer reflected in the accompanying condensed consolidated balance sheet as of June 30, 2015. The defeasance costs and write off of the unamortized deferred financing costs, net of the write off of the unamortized premium, resulted in a net loss on early extinguishment of debt of $6.2 million for the three and six months ended June 30, 2015.

In accordance with the agreement to sell 2501 20th Place South, we were required to deliver the property unencumbered. On June 5, 2015, we prepaid $10.0 million of 7.36% mortgage debt at 2501 20th Place South and recognized a loss on early extinguishment of debt totaling $0.6 million for the three and six months ended June 30, 2015, which consisted of a prepayment premium and the write off of unamortized deferred financing fees, net of the write off of an unamortized premium.

Note 9.  Shareholders’ Equity

Common Share Issuances:

During the six months ended June 30, 2015, we issued 144 common shares to holders of 301 of our series D cumulative convertible preferred shares (series D preferred shares) who elected to convert their series D preferred shares into our common shares.

During 2014, we issued 10,412,499 common shares to holders of 10,264,503 of our series D preferred shares who converted their series D preferred shares into our common shares.

See Note 13 for information regarding equity issuances related to share-based compensation.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Preferred Share Distributions:

In 2015, our Board of Trustees declared distributions on our series D preferred shares and series E cumulative redeemable preferred shares to date as follows:

Declaration Date	Record Date	Payment Date	Series D Dividend Per Share	Series E Dividend Per Share
January 16, 2015	February 2, 2015	February 17, 2015	$0.40625	$0.453125
April 8, 2015	May 1, 2015	May 15, 2015	$0.40625	$0.453125
July 9, 2015	July 31, 2015	August 17, 2015	$0.40625	$0.453125

Series D Preferred Shares:

The removal of our former Trustees on March 25, 2014, triggered a Fundamental Change Conversion Right of the series D preferred shares, as defined in our Articles Supplementary dated October 10, 2006, setting forth the terms of the series D preferred shares.  Pursuant to such right, the holders of series D preferred shares had the option to elect to convert all or any portion of their series D preferred shares at any time from April 9, 2014 until the close of business on May 14, 2014 into a number of common shares per $25.00 liquidation preference of the series D preferred shares equal to the sum of such $25.00 liquidation preference plus accrued and unpaid dividends to, but not including, May 14, 2014, divided by 98% of the average of the closing sale prices of the common shares for the five consecutive trading days ending on May 9, 2014, or the Fundamental Change Conversion Rate.  Holders of 10,263,003 series D preferred shares elected to exercise their Fundamental Change Conversion Right and converted their series D preferred shares into 10,411,779 of our common shares.  As a result of this transaction, we recorded a distribution of $16.2 million, for the excess of the market value of the common shares issued above the carrying value of the series D preferred shares redeemed. As of June 30, 2015, we had 4,915,196 outstanding series D preferred shares that were convertible into 2,363,103 of our common shares.

Note 10.  Cumulative Other Comprehensive Loss

The following tables present the amounts recognized in cumulative other comprehensive loss by component for the three and six months ended June 30, 2015 (in thousands):

	Three Months Ended June 30, 2015
	Unrealized Loss on Derivative Instruments and Other Assets	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2015	$(6,921)	$(65,307)	$(72,228)

Other comprehensive (loss) income before reclassifications	(274)	2,100	1,826
Amounts reclassified from cumulative other comprehensive loss to net income	1,232	63,207	64,439
Net current period other comprehensive income	958	65,307	66,265

Balances as of June 30, 2015	$(5,963)	$—	$(5,963)

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Six Months Ended June 30, 2015
	Unrealized Loss on Derivative Instruments and Other Assets	Foreign Currency Translation Adjustments	Total
Balances as of December 31, 2014	$(4,299)	$(48,917)	$(53,216)

Other comprehensive loss before reclassifications	(1,043)	(14,290)	(15,333)
Amounts reclassified from cumulative other comprehensive loss to net income	(621)	63,207	62,586
Net current period other comprehensive (loss) income	(1,664)	48,917	47,253

Balances as of June 30, 2015	$(5,963)	$—	$(5,963)

The following tables present reclassifications out of cumulative other comprehensive loss for the three and six months ended June 30, 2015 (in thousands):

	Amounts Reclassified from Cumulative Other Comprehensive Loss to Net Income
Details about Cumulative Other Comprehensive Loss Components	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Affected Line Items in the Statement of Operations
Interest rate swap contracts	$1,232	$2,459	Interest expense
Foreign currency translation adjustment activity	63,207	63,207	(Loss) gain on sale of properties
Realized gain on available for sale securities	—	(3,080)	Interest and other income
	$64,439	$62,586

Note 11.  Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and are generally not subject to federal and state income taxes provided we distribute a sufficient amount of our taxable income to our shareholders and meet other requirements for qualifying as a REIT.  Federal income tax expense for the three and six months ended June 30, 2015 relates to taxes incurred incurred as a result of a taxable built-in gain triggered by the sale of a property that was previously owned by a C corporation. We are also subject to certain state, local and Australian taxes without regard to our REIT status.

Our provision for income taxes consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Current:
State	$90	$227	$180	$261
Federal	525	—	525	—
Foreign	2,450	681	2,404	1,202
	3,065	908	3,109	1,463

Deferred:
Foreign	(150)	—	(755)	—
	(150)	—	(755)	—

Income tax expense	$2,915	$908	$2,354	$1,463

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Amounts reported in cumulative other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $4.5 million will be reclassified from cumulative other comprehensive loss as an increase to interest expense.

We have interest rate swap agreements to manage our interest rate risk exposure on $170.6 million of mortgage debt due 2019, which require interest at a spread over LIBOR.  The interest rate swap agreements utilized by us qualify as cash flow hedges and effectively modify our exposure to interest rate risk by converting our floating interest rate debt to a fixed interest rate basis for this loan through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  As of June 30, 2015, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount (in thousands)
Interest rate swap	2	$170,573

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 (amounts in thousands):

		Fair Value as of
Interest Rate Derivative Designated as Hedging Instrument	Balance Sheet Location	June 30, 2015	December 31, 2014
Pay-fixed swaps	Accounts payable and accrued expenses	$5,963	$7,462

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2015 and 2014 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$(6,921)	$(10,706)	$(7,462)	$(11,706)
Amount of loss recognized in cumulative other comprehensive loss	(274)	(632)	(960)	(861)
Amount of loss reclassified from cumulative other comprehensive loss into interest expense	1,232	1,259	2,459	2,488
Unrealized gain on derivative instruments	958	627	1,499	1,627
Balance at end of period	$(5,963)	$(10,079)	$(5,963)	$(10,079)

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations.

As of June 30, 2015, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $6.5 million. As of June 30, 2015, we have not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their aggregate termination value of $6.5 million at June 30, 2015.

Note 13. Share-Based Compensation
Equity Commonwealth 2015 Omnibus Incentive Plan

On June 16, 2015, at our 2015 annual meeting of shareholders, our shareholders approved the Equity Commonwealth 2015 Omnibus Incentive Plan (the 2015 Incentive Plan). The 2015 Incentive Plan replaced the Equity Commonwealth 2012 Equity Compensation Plan (as amended, the 2012 Plan). The Board of Trustees approved the 2015 Incentive Plan, subject to shareholder approval, on March 18, 2015 (the Effective Date). The following description of certain terms of the 2015 Incentive Plan is qualified in all respects by the terms of the 2015 Incentive Plan.

Eligibility. Awards may be granted under the 2015 Incentive Plan to employees, officers and non-employee directors of the Company, its subsidiaries or its affiliates, or consultants and advisors (who are natural persons) providing services to the Company, its subsidiaries or its affiliates, or any other person whose participation in the 2015 Incentive Plan is determined by the Compensation Committee to be in the best interests of the Company.

Term. The 2015 Incentive Plan terminates automatically ten years after the Effective Date, unless it is terminated earlier by the Board of Trustees.

Shares Available for Issuance. Subject to adjustment as provided in the 2015 Incentive Plan, the maximum number of common shares of the Company that are available for issuance under the 2015 Incentive Plan is 3,250,000 shares.

Awards. The following types of awards may be made under the 2015 Incentive Plan, subject to limitations set forth in the 2015 Incentive Plan:
· Stock options;
· Stock appreciation rights;
· Restricted stock;
· Restricted stock units;
· Unrestricted stock;
· Dividend equivalent rights;

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

· Performance shares and other performance-based awards;
· Limited partnership interests in any partnership entity through which the Company may conduct its business in the future;
· Other equity-based awards; and
· Cash bonus awards.

Recipients of the Company’s restricted shares have the same voting rights as any other common shareholder. During the period of restriction, the Company’s unvested restricted shareholders are eligible to receive dividend payments on their shares at the same rate and on the same date as any other common shareholder. Recipients of the Company’s restricted stock units (RSUs) are entitled to receive dividends with respect to the common shares underlying the RSUs if and when the RSUs are earned, at which time the recipient will be entitled to receive an amount in cash equal to the aggregate amount of ordinary cash dividends that would have been paid in respect of the common shares underlying the recipient’s earned RSUs had such common shares been issued to the recipient on the first day of the performance period.

Administration. The 2015 Incentive Plan will be administered by the Compensation Committee, which will determine all terms and recipients of awards under the 2015 Incentive Plan.

2012 Equity Compensation Plan

In the past, the Company has granted equity-based compensation under the 2012 Plan. The 2012 Plan authorized grants of the Company’s restricted common shares and RSUs. The 2015 Incentive Plan replaced the 2012 Plan. No future grants will be made under the 2012 Plan, although the terms and conditions of the 2012 Plan will continue to govern any outstanding awards granted under the 2012 Plan.

2015 Equity Award Activity

On June 16, 2015, in accordance with the Company’s compensation plan for independent Trustees, the Committee awarded each of the nine independent Trustees $0.1 million in restricted shares as part of their compensation for the 2015-2016 year of service on the Board of Trustees. These awards equated to 3,843 shares per Trustee, for a total of 34,587 shares, valued at $26.02 per share, the closing price of our common shares on the NYSE on that day. These shares vest one year after the date of the award.
During the three and six months ended June 30, 2015, due to employee terminations, 8,115 restricted shares were forfeited with an average per share fair value at grant date of $26.64, and 16,475 RSUs were forfeited with an average per share fair value at grant date of $20.50.
Equity Grants for 2014 Performance
On January 28, 2015, the Committee approved a grant of 126,319 restricted common shares and 256,467 RSUs at target to the Company’s officers, certain employees and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2014.
The restricted shares are service based awards and vest over a four-year period. The restricted shares were granted on January 28, 2015 and were valued at $26.58 per share, the closing price of our common shares on the NYSE on that day.
As of June 30, 2015, the estimated future compensation expense for all unvested restricted share grants was $17.5 million. Compensation expense for the restricted share awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the compensation expense will be recorded for the restricted shares is approximately 3.3 years.
The RSUs are market based awards with a service condition and grant recipients may earn between 0% - 100% of the RSU grant based on the Company’s total shareholder return (TSR) relative to the TSR's for the constituent REITs that comprise the NAREIT Office Index for the performance period of January 28, 2015 - January 28, 2018. Following the end of the performance period on January 28, 2018, the number of earned awards will be determined. The earned awards vest in two tranches with 50% of the earned award vesting on January 28, 2018 and the remaining 50% of the earned award vesting on January 28, 2019, subject to the grant recipient’s continued employment. Recipients of the Company’s RSUs are entitled to receive dividends with respect to the common shares underlying the RSUs if and when the RSUs are earned. To the extent that

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

an award does not vest, the dividends will be forfeited. Compensation expense for the RSU awards was determined using a Monte Carlo simulation model and is being recognized ratably from the grant date to the vesting date of each tranche.
As of June 30, 2015, the estimated future compensation expense for all unvested RSUs was $25.0 million. The weighted average period over which the compensation expense will be recorded for the RSUs is approximately 2.9 years.
The assumptions and fair values for the RSUs granted for the six months ended June 30, 2015 are included in the following table on a per share basis.

2015
Fair value of RSUs granted	$38.55
Expected term (years)	4
Expected volatility	—
Expected dividend yield	1.88%
Risk-free rate	0.81%
During the three and six months ended June 30, 2015, we recorded $4.1 million and $8.1 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our Board of Trustees and the Company's employees related to our Plan. At June 30, 2015, 3,215,413 common shares remain available for issuance under the Plan.
Prior Equity Grants:

As a result of the removal of our former Trustees on March 25, 2014, the vesting of 130,914 common shares previously issued to our former officers and certain employees of RMR pursuant to our equity compensation plans accelerated in accordance with the terms of their governing share grants.  During the six months ended June 30, 2014, we recorded $3.4 million of general and administrative expense related to the vesting of these shares.

Note 14.  Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value during 2015, categorized by the level of inputs used in the valuation of each asset and liability (dollars in thousands):

		Fair Value at June 30, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Recurring Fair Value Measurements:
Effective portion of interest rate swap contracts	$(5,963)	$—	$(5,963)	$—
Derivative liability	(8,919)	—	—	(8,919)

Effective Portion of Interest Rate Swap Contracts

The fair value of our interest rate swap contracts is determined using the net discounted cash flows of each derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated credit spreads of the counterparties (level 3 inputs).  Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  As of June 30, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified as level 2 inputs in the fair value hierarchy.

Derivative Liability

On July 31, 2014, our shareholders voted to approve the reimbursement of expenses incurred by Related/Corvex (Note 17). Approximately $8.4 million will be reimbursed only if the average closing price of our common shares is at least $26.00 (as adjusted for any share splits or share dividends) during the one year period after the date on which the reimbursement was approved by shareholders, and the remaining approximately $8.4 million will be reimbursed only if the average closing price of our common shares is at least $26.00 (as adjusted for any share splits or share dividends) during the one year period between the first and second anniversaries of the date on which the reimbursement was approved by shareholders. The potential future reimbursement represents a derivative instrument as codified in ASC 815 Derivatives and Hedging which requires the potential future reimbursement to be recorded at fair value at each reporting date. The fair value of the derivative liability as of March 31, 2015 and December 31, 2014 was $(9.3) million and $(6.7) million, respectively. The change in the fair value was recorded in general and administrative expenses in our condensed consolidated statement of operations for the three and six months ended June 30, 2015. The valuation techniques and significant unobservable inputs used for our level 3 fair value measurement at June 30, 2015 were as follows:

Description	Fair Value at June 30, 2015	Primary Valuation Technique	Unobservable Inputs	Rate
Derivative liability	$(8,919)	Monte Carlo simulation	Risk-free rate	0.30%
			Volatility	20.0%

Financial Instruments

In addition to the assets and liabilities described in the above table, our financial instruments include our cash and cash equivalents, real estate mortgages receivable, restricted cash, senior unsecured debt and mortgage notes payable.  At June 30, 2015 and December 31, 2014, the fair value of these additional financial instruments were not materially different from their carrying values, except as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior unsecured debt and mortgage notes payable, net	$1,973,692	$2,033,171	$2,207,665	$2,263,535

The fair values of our senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads (level 3 inputs).

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, as of June 30, 2015, no single tenant of ours is responsible for more than 3% of our total annualized rents.

Our derivative financial instruments, including interest rate swaps, are entered with major financial institutions and we monitor the amount of credit exposure to any one counterparty.

In July 2015, we transferred approximately $218.0 million in U.S. dollars from our Australian subsidiary to our U.S. bank accounts. As a result of these transfers, we expect to recognize foreign currency exchange losses of approximately $9.5 million in our third quarter 2015 consolidated financial statements. As of August 6, 2015, the Australia dollar cash and cash equivalents balance was approximately $7.0 million in U.S. dollars.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator for earnings per common share - basic and diluted:
Income from continuing operations	$12,616	$6,688	$26,246	$23,413
Preferred distributions	(6,981)	(6,982)	(13,962)	(18,133)
Excess fair value of consideration over carrying vale of preferred shares	—	(16,205)	—	(16,205)
Income (loss) from continuing operations attributable to Equity Commonwealth common shareholders	5,635	(16,499)	12,284	(10,925)
Discontinued operations	—	(1,303)	—	2,420
Numerator for net income (loss) per share - basic and diluted	$5,635	$(17,802)	$12,284	$(8,505)

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic	129,733	123,812	129,714	121,121
Weighted average number of common shares outstanding - diluted(1)	130,537	123,812	130,205	121,121

Earnings per share - basic and diluted:
Income (loss) from continuing operations attributable to Equity Commonwealth common shareholders	$0.04	$(0.13)	$0.09	$(0.09)
Discontinued operations	—	(0.01)	—	0.02
Net income (loss) per share - basic and diluted	$0.04	$(0.14)	$0.09	$(0.07)

Anti-dilutive securities:
Effect of Series D preferred shares; 6 1/2% cumulative convertible(2)	2,363	4,721	2,363	6,017

(1)
As of June 30, 2015, we had granted RSUs to certain employees, officers, and the chairman of the Board of Trustees.  The RSUs contain both service and market-based vesting components.  None of the RSUs have vested.  If the market-based vesting component was measured as of June 30, 2015, 803 common shares would be issued to the RSU holders, and no shares would have been issued for the other periods presented.  Using a weighted average basis, 804 and 491 common shares are reflected in diluted earnings per share for the three and six months ended June 30, 2015, respectively.

(2)
The Series D preferred shares are excluded from the diluted earnings per share calculation because including the Series D preferred shares would also require that the preferred distributions be added back to net income, resulting in anti-dilution during the periods presented.

Note 16.  Segment Information

Our primary business is the ownership and operation of office properties.  We account for each of our individual properties as a separate operating segment. We have aggregated our separate operating segments into two reportable segments based on our primary method of internal reporting: CBD properties and suburban properties.  More than 90% of our CBD and suburban properties are office properties.  Our operating segments (i.e., our individual properties) are managed and operated consistently in accordance with our standard operating procedures.  We use property net operating income, or NOI, to evaluate the performance of our operating segments.  We define NOI as income from our real estate including lease termination fees received from tenants less our property operating expenses.  NOI excludes amortization of capitalized tenant improvement costs and leasing commissions.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2015, we owned 29 CBD properties (41 buildings) and 57 suburban properties (135 buildings), excluding assets held for sale as of June 30, 2015.  Property level information by operating segment as of June 30, 2015, and for the three and six months ended June 30, 2015 and 2014, is as follows (in thousands):

	As of June 30,
	2015	2014
Square feet:
CBD properties	15,769	21,892
Suburban properties	13,616	21,028
Total properties(1)	29,385	42,920
 (1) Square footage of properties owned as of the respective dates.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Rental income:
CBD properties	$108,349	$106,094	$218,192	$216,333
Suburban properties	55,348	66,313	113,477	128,114
Total properties	$163,697	$172,407	$331,669	$344,447

Tenant reimbursements and other income:
CBD properties	$27,683	$28,465	$57,380	$58,706
Suburban properties	12,314	14,322	27,700	29,301
Total properties	$39,997	$42,787	$85,080	$88,007

NOI:
CBD properties	$75,566	$71,996	$149,513	$145,166
Suburban properties	38,442	50,497	79,679	92,856
Total properties	$114,008	$122,493	$229,192	$238,022

As of June 30, 2015, our investments in CBD properties and suburban properties, net of accumulated depreciation, were $2,182.7 million and $1,195.5 million, respectively.

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

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A reconciliation of NOI to net income for the three and six months ended June 30, 2015 and 2014, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Rental income	$163,697	$172,407	$331,669	$344,447
Tenant reimbursements and other income	39,997	42,787	85,080	88,007
Operating expenses	(89,686)	(92,701)	(187,557)	(194,432)
NOI	$114,008	$122,493	$229,192	$238,022

NOI	$114,008	$122,493	$229,192	$238,022
Depreciation and amortization	(53,637)	(59,831)	(116,336)	(111,480)
General and administrative	(10,911)	(24,097)	(27,469)	(48,945)
Loss on asset impairment	(15,258)	(22,683)	(17,162)	(17,922)
Acquisition related costs	—	—	—	(5)
Operating income	34,202	15,882	68,225	59,670

Interest and other income	728	281	4,176	665
Interest expense	(27,973)	(37,899)	(57,815)	(75,834)
Gain on early extinguishment of debt	10,426	—	9,998	—
Loss on sale of equity investments	—	(33)	—	(33)
Gain on issuance of shares by an equity investee	—	16,911	—	17,020
Foreign currency exchange gain	856	—	856	—
(Loss) gain on sale of properties	(2,708)	—	3,160	—
Income (loss) from continuing operations before income taxes and equity in earnings of investees	15,531	(4,858)	28,600	1,488
Income tax expense	(2,915)	(908)	(2,354)	(1,463)
Equity in earnings of investees	—	12,454	—	23,388
Income from continuing operations	12,616	6,688	26,246	23,413
Income from discontinued operations	—	4,114	—	8,125
Loss on asset impairment from discontinued operations	—	(2,072)	—	(2,360)
Loss on early extinguishment of debt from discontinued operations	—	(3,345)	—	(3,345)
Net income	$12,616	$5,385	$26,246	$25,833

Note 17.  Related Person Transactions

The following discussion includes a description of our related person transactions for the three and six months ended June 30, 2015 and 2014. Certain of these related person transactions, and their approvals, occurred prior to the election of our new Board of Trustees at the Special Meeting and the appointment of our current executive officers following the Special Meeting. The disclosure below under “—Transactions with Prior Related Persons” describes our transactions and approvals with our prior related persons.

Related Person Transactions Following the Special Meeting:

Equity Group Investments and associated entities: Effective July 20, 2015, we entered into a lease with Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman, to occupy office space on the twentieth and twenty-first floors of Two North Riverside Plaza in Chicago, Illinois. The initial term of the lease is approximately five years, with one 5-year renewal option. The lease payment is approximately $0.5 million for the initial year beginning in 2016, and $0.8 million annually thereafter. This lease was approved by the Audit Committee of the Board of Trustees on June 16, 2015.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effective June 1, 2014, we entered into a one-year license agreement with Equity Group Investments, a private investment firm (Equity Group), to use office space on the sixth floor at Two North Riverside Plaza in Chicago, Illinois. The license fee was $0.2 million for the initial year. The license fee includes the non-exclusive use of additional areas on the sixth floor (such as conference rooms and common areas), certain administrative services (such as mail room services and reception desk staffing), office equipment, office furniture, supplies, licensee’s share of building operating expenses and real estate taxes and access to one parking space. Mr. Zell, our Chairman, is the Chairman and Chief Executive Officer of Equity Group, and Mr. Helfand, our President and Chief Executive Officer, is the Co-President of Equity Group. This license agreement was approved by the Audit Committee of the Board of Trustees and was scheduled to expire on May 31, 2015. On May 4, 2015, the Audit Committee of the Board of Trustees approved an agreement to extend the term of the license agreement through November 30, 2015. The license fee payment is approximately $0.1 million for the extended term.

Effective June 1, 2014, we entered into a one-year lease with one 3-month renewal option with Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman, to occupy office space on the fourteenth floor at Two North Riverside Plaza in Chicago, Illinois. The lease payment was $0.2 million for the initial term. This lease was terminated, effective January 31, 2015. This lease was approved by the Audit Committee of the Board of Trustees.

Effective July 31, 2014, we entered into a sublease with Equity Residential Management, L.L.C. to occupy office space on the tenth floor of Two North Riverside Plaza in Chicago, Illinois. Equity Residential Management, L.L.C. leases the space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman. The initial term of the sublease was approximately seven months commencing on or about October 22, 2014, expiring on May 31, 2015, with one 3-month renewal option. The sublease payment was approximately $0.2 million for the initial term. This sublease was approved by the Audit Committee of the Board of Trustees. On May 4, 2015, the Audit Committee of the Board of Trustees approved an agreement to extend the term of the sublease through November 30, 2015. The sublease payment is approximately $0.2 million for the extended term.

Related/Corvex: On July 31, 2014, at the reconvened session of our 2014 annual meeting of shareholders, our shareholders voted to approve the reimbursement of approximately $33.5 million of expenses incurred by Related/Corvex since February 2013 in connection with their consent solicitations to remove our former Trustees and elect the new Board of Trustees and to engage in related litigation. Approximately $16.7 million was paid during the year ended December 31, 2014.  Approximately $8.4 million will be reimbursed only if the average closing price of our common shares is at least $26.00 (as adjusted for any share splits or share dividends) during the one year period after the date on which the reimbursement was approved by shareholders, and the remaining approximately $8.4 million will be reimbursed only if the average closing price of our common shares is at least $26.00 (as adjusted for any share splits or share dividends) during the one year period between the first and second anniversaries of the date on which the reimbursement was approved by shareholders. The closing price of our common shares was at least $26.00 during the first one year period after the date on which the reimbursement was approved by shareholders, and in August 2015, we paid $8.4 million to Related/Corvex.

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

During the time we were externally managed by RMR, one of our former Managing Trustees, Mr. Barry Portnoy, was Chairman, majority owner and an employee of RMR. Another former Managing Trustee and our former President, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and was an owner, President, Chief Executive Officer and a director of RMR. As a result of the removal, effective March 25, 2014, of Mr. Barry Portnoy and Mr. Adam Portnoy as Trustees of the Company and the resignation on May 23, 2014, of Mr. Adam D. Portnoy, Mr. John C. Popeo, Mr. David M. Lepore and other officers of RMR from their respective positions as officers of the Company, they, RMR, RMR Australia Asset Management Pty Limited, or RMR Australia, SIR and AIC have ceased to be related persons of the Company. Therefore, we only present related person transactions with these entities through June 30, 2014.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pursuant to our business management agreement with RMR, we recognized business management fee expense of $16.3 million and $31.7 million for the three and six months ended June 30, 2014, respectively. The fees for the three and six months ended June 30, 2014, include estimated 2014 incentive fees payable in common shares based on our common share total return. These amounts are included in general and administrative expenses, in our condensed consolidated financial statements. In accordance with the terms of our business management agreement, as amended in December 2013, we issued 68,206 of our common shares to RMR for the six months ended June 30, 2014 as payment for 10% of the base business management fee we recognized for such period. In connection with our property management agreement with RMR, the aggregate property management and construction supervision fees we recognized were $6.8 million and $13.8 million for the three and six months ended June 30, 2014, respectively. These amounts are included in operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

Our contract with MacarthurCook Fund Management Limited (MacarthurCook) terminated on January 31, 2013, and on that date we entered into a business and property management agreement (Australia Management Agreement) with RMR Australia for the benefit of CWH Australia Trust (formerly the MacarthurCook Industrial Property Fund), a subsidiary of ours. The terms of the Australia Management Agreement are substantially similar to the terms of the management agreement we had with MacarthurCook. RMR Australia is owned by our former Managing Trustees and our former President and it has been granted an Australian financial services license by the Australian Securities & Investments Commission. Similar to our prior arrangement with respect to fees we paid to MacarthurCook, RMR has agreed to waive half of the fees payable by us under our property management agreement with RMR and half of the business management fees otherwise payable by us under our business management agreement with RMR related to real estate investments that are subject to the Australia Management Agreement for so long as the Australia Management Agreement is in effect and we or any of our subsidiaries are paying the fees under that agreement. Pursuant to the Australia Management Agreement, we recognized aggregate business and property management fee expense of $0.4 million and $0.9 million for the three and six months ended June 30, 2014, respectively, which amounts are equal to the fees waived by RMR and excluded from the amount that was payable to RMR during the three and six months ended June 30, 2014, respectively.

Termination and Cooperation Agreement: On September 30, 2014, we entered into a termination and cooperation agreement (Cooperation Agreement) with RMR and RMR Australia together, (Manager). Under the terms of the agreement, the existing business and property management agreements with RMR terminated effective September 30, 2014.

Pursuant to the Cooperation Agreement, through February 28, 2015, Manager agreed to use best efforts to assist us in the transition of our management and operations. We paid Manager $1.2 million per month for transition services from October 1, 2014 to February 28, 2015. The payment of the transition fee also covered continued management and other services for the Australian assets. RMR continues to manage our Australian assets pursuant to an existing management agreement, which is scheduled to terminate no later than January 31, 2016. Beginning March 1, 2015, we have agreed to pay Manager $0.1 million per month until we no longer require such services or until the Australia Management Agreement is terminated.

There is no future obligation to pay an incentive fee to RMR.

SIR:  SIR was formerly our 100% owned subsidiary. In March 2012, SIR completed an initial public offering, or the SIR IPO. As of June 30, 2014, we owned 22,000,000 common shares of SIR, which represented approximately 44.1% of SIR’s outstanding common shares. On July 9, 2014, we sold our entire stake of 22,000,000 common shares of SIR, for $32.04 per share, raising aggregate gross proceeds of $704.8 million.  As a result of this sale, we no longer hold any interest in SIR.

AIC:  We previously owned 12.5% of AIC, an Indiana insurance company, and, as of May 9, 2014, had invested $5.2 million in AIC since we became an equity owner of AIC in 2009. RMR, SIR and five other companies to which RMR provides management services also own shares of AIC. The other shareholders of AIC, on May 9, 2014, exercised their right to purchase the 20,000 shares of AIC we then owned. We received $5.8 million in aggregate proceeds from this sale and we no longer own any interest in AIC.

We previously purchased property insurance providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC was a reinsurer of certain coverage amounts. This program expired in June 2014.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Indemnification:  Pursuant to our declaration of trust and separate indemnification agreements, we have advanced amounts incurred for legal fees and costs on behalf of certain of the former Trustees and officers with respect to the legal proceedings described in Part II, Item 1, “Legal Proceedings” in this Quarterly Report. Pursuant to indemnification provisions in our business and property management agreements with RMR, we have also incurred legal fees and costs on behalf of RMR for claims brought against RMR in its capacity as our business and property manager with respect to certain legal proceedings described in Part II, Item 1, “Legal Proceedings” in this Quarterly Report. For the three and six months ended June 30, 2014, we incurred approximately $1.5 million and $5.4 million, respectively, in such legal fees and costs.

Note 18.  Subsequent Events

On August 4, 2015, we sold Illinois Center (two buildings), with 2,090,162 square feet for $376.0 million and on August 3, 2015, we defeased the outstanding $141.4 million balance of the mortgage loan secured by 111 East Wacker Drive, one of the buildings included in Illinois Center.

On July 31, 2015, we entered into a settlement agreement with Jason Katz, Central Laborers' Pension Fund and certain other named plaintiffs to resolve two previously disclosed actions against us and certain of our former officers and former Trustees. We have agreed to pay $0.2 million to the plaintiffs' counsel for a portion of the costs and expenses incurred in connection with those two actions.

On July 24, 2015, we entered into a settlement agreement with William Gore to resolve a previously disclosed action against certain of our former officers and former Trustees. We have agreed to pay $0.1 million to the plaintiffs' counsel for a portion of the costs and expenses incurred in connection with the action.

On July 17, 2015, we entered into a settlement agreement with Delaware County Employees Retirement Fund and certain other named plaintiffs to resolve two previously disclosed actions against certain of our former officers and former Trustees and the Company's former external manager, RMR. We have agreed to pay $0.1 million to the plaintiffs' counsel for a portion of the costs and expenses incurred in connection with those actions.

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

OVERVIEW

We are an internally managed and self-advised REIT engaged in the ownership and operation primarily of office buildings in CBD and suburban locations throughout the United States. We were formed in 1986 under Maryland law.

At June 30, 2015, our portfolio, excluding properties held for sale, included 86 properties (176 buildings) with a combined 29.4 million square feet for a total investment of $4.3 billion at cost and a depreciated book value of $3.4 billion. Our portfolio consisted of: (i) 29 properties (41 buildings) with a combined 15.8 million square feet located in CBD locations, and (ii) 57 properties (135 buildings) with a combined 13.6 million square feet located in suburban locations.

As of June 30, 2015, our overall portfolio was 90.6% leased. During the three months ended June 30, 2015, we entered into leases for 1,030,000 square feet, including lease renewals for 518,000 square feet and new leases for 512,000 square feet.  Renewal leases entered into during the three months ended June 30, 2015 had weighted average cash and GAAP rental rates that were approximately 3.4% lower and 5.3% higher, respectively, as compared to prior rental rates for the same space and new leases entered into during the three months ended June 30, 2015 had weighted average cash and GAAP rental rates that were approximately 0.7% higher and 5.5% higher, respectively, than prior rental rates for the same space.  The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatement, the magnitude and timing of contractual rent increases over the lease term, and the years of term for the newly executed lease compared to the prior lease.

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

We have undertaken a comprehensive review of our portfolio and operations and have developed a new business strategy that focuses on reshaping our portfolio over time. We anticipate that as part of this plan, we will dispose of a significant portion of our properties that do not meet our long-term goals. Specifically, our Board of Trustees adopted a strategy to consider disposing of assets that have one or more of the following attributes: (1) assets that do not offer an opportunity to create a competitive advantage, (2) assets that are less than 150,000 square feet, (3) assets that are not office buildings, (4) assets that are not located in the U.S., or (5) assets that produce a low cash yield or require significant capital expenditures. In February 2015, we announced that we were in the early stages of implementing this plan and over the next 24 to 36 months we hope to sell $2.0 billion to $3.0 billion of assets, depending on market conditions. We expect to sell assets on a one-off basis as well as in portfolio transactions, where appropriate.

During the six months ended June 30, 2015, we sold 67 properties (82 buildings) and one land parcel with a combined 10,515,607 square feet for an aggregate gross sales price of $1.1 billion, excluding closing costs. For more information regarding these transactions, see Note 4 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report. On August 4, 2015, we sold Illinois Center (two buildings), with 2,090,162 square feet for $376.0 million.

While we are in the midst of our disposition program, our asset base will be fluid. We intend to defer a decision on a common dividend until the Board of Trustees evaluates the Company's taxable income, including gains or losses from asset sales, at the end of each year. The Board of Trustees has regularly reviewed our dividend policy and will continue to do so, at least annually.

As part of the disposition plan noted above, and pursuant to our accounting policy, we evaluated the recoverability of the carrying values of each of the real estate assets that comprised our portfolio and determined that due to the shortening of the expected periods of ownership and as a result of the disposition plan, it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio to reduce the assets to their estimated fair values.  During the six months ended June 30, 2015, we recorded an impairment charge of $17.2 million based upon updated market information in accordance with our impairment analysis procedures.

We expect to reinvest the capital received from dispositions to purchase new properties, repay debt, buy back shares or make other investments that further our long-term strategic goals. However, we may not be able to make acquisitions or other investments with the proceeds of the dispositions at the same pace that we are making such dispositions. Thus, as we transform our portfolio over the next several years, the timing of dispositions and acquisitions may cause significant shifts in our balance sheet, particularly with respect to our real estate assets and cash. If our real estate investments decrease significantly, income from operations may also decline.

Effective September 30, 2014, we terminated our business and property management relationships with RMR for our U.S. properties pursuant to a termination and cooperation agreement, which we refer to as the Cooperation Agreement. RMR continues to manage our Australian assets pursuant to an existing management agreement, which is scheduled to terminate no later than January 31, 2016. Under the Cooperation Agreement we paid RMR $1.2 million per month for transition services from October 1, 2014 to February 28, 2015. The payment of the transition fee also covered continued management and other services for the Australian assets through February 28, 2015. We have agreed to pay RMR $0.1 million per month until we no longer require such services or until the Australia management agreement is terminated. The $2.4 million incurred pursuant to the Cooperation Agreement for the six months ended June 30, 2015, is included in general and administrative expenses in our consolidated financial statements, and is net of certain amounts due from RMR.

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

For the three and six month ended June 30, 2015, we incurred expenses of $12.0 million and $24.8 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a portion of the properties revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of June 30, 2015 and December 31, 2014, we had amounts payable pursuant to these services of $4.6 million and $6.7 million, respectively.

From January 1, 2015 to June 30, 2015, we prepaid at par $138.8 million of our senior unsecured notes, defeased $38.7 million of mortgage debt, prepaid $10.0 million of mortgage debt and transferred to the lender a mortgage debt with a principal balance of $40.1 million pursuant to a consensual foreclosure.

Property Operations

Occupancy data for 2015 and 2014 is as follows (square feet in thousands):

	All Properties(1)		Comparable Properties(2)
	As of June 30,		As of June 30,
	2015	2014	2015	2014
Total properties	86	156	86	86
Total square feet	29,385	42,920	29,385	29,385
Percent leased(3)	90.6%	86.7%	90.6%	90.5%

(1)	Excludes properties sold classified as held for sale.

(2)
Based on properties owned continuously from January 1, 2014 through June 30, 2015, and excludes properties sold or classified as held for sale during the period ended June 30, 2015 and properties classified as discontinued operations for the period ended June 30, 2014.

(3)	Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

The weighted average lease term based on square feet for leases entered into during the three months ended June 30, 2015 was 5.5 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for leases entered into during the three months ended June 30, 2015 totaled $23.3 million, or $22.63 per square foot on average (approximately $4.11 per square foot per year of the lease term).

As of June 30, 2015, approximately 5.3% of our leased square feet and 7.4% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2015.  Renewed and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring for the remainder of 2015 are slightly above market. Lease expirations by year, as of June 30, 2015, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring	Square Feet Expiring(1)	% of Square Feet Expiring(1)	Cumulative % of Square Feet Expiring(1)	Annualized Rental Revenue Expiring(2)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2015	154	1,419	5.3%	5.3%	$43,991	7.4%	7.4%
2016	223	2,886	10.8%	16.1%	65,309	11.1%	18.5%
2017	181	2,560	9.6%	25.7%	61,551	10.4%	28.9%
2018	186	3,237	12.2%	37.9%	81,019	13.7%	42.6%
2019	134	2,279	8.6%	46.5%	53,760	9.1%	51.7%
2020	132	4,264	16.0%	62.5%	59,338	10.0%	61.7%
2021	68	1,927	7.2%	69.7%	44,214	7.5%	69.2%
2022	51	1,058	4.0%	73.7%	26,968	4.6%	73.8%
2023	50	2,285	8.6%	82.3%	51,013	8.7%	82.5%
2024	24	670	2.5%	84.8%	14,774	2.5%	85.0%
Thereafter	63	4,046	15.2%	100.0%	88,617	15.0%	100.0%
	1,266	26,631	100.0%		$590,554	100.0%

Weighted average remaining lease term (in years):		5.6			5.4

(1)
Square feet is pursuant to existing leases as of June 30, 2015, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of June 30, 2015, plus estimated recurring expense reimbursements; includes some triple net lease rents and excludes lease value amortization, straight line rent adjustments, free rent periods, and parking revenue.

A principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance, except from our government tenants, who usually pay rents monthly in arrears.  As of June 30, 2015, tenants representing 1% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant		Square Feet(1)	% of Total Square Feet(1)	% of Annualized Rental Revenue(2)	Weighted Average Remaining Lease Term
1.	Expedia, Inc.	398	1.5%	2.9%	3.3
2.	Office Depot, Inc.	640	2.4%	2.7%	8.3
3.	John Wiley & Sons, Inc.	414	1.6%	2.7%	16.7
4.	PNC Financial Services Group	587	2.2%	2.5%	5.6
5.	J.P. Morgan Chase & Co.	381	1.4%	1.8%	9.0
6.	Flextronics International Ltd.	1,051	3.9%	1.8%	4.5
7.	United Healthcare Services Inc.	464	1.7%	1.7%	7.6
8.	Level 3 Communications, Inc.	219	0.8%	1.7%	4.9
9.	Jones Day	343	1.3%	1.5%	11.0
10.	The Bank of New York Mellon Corp.	242	0.9%	1.5%	2.5
11.	Towers Watson & Co	376	1.4%	1.5%	4.1
12.	Ballard Spahr LLP	218	0.8%	1.3%	14.6
13.	Carmike Cinemas, Inc.	552	2.1%	1.3%	1.2
14.	RE/MAX Holdings, Inc.	248	0.9%	1.2%	12.8
15.	Sunoco	191	0.7%	1.1%	2.9
16.	Exelon Corporation	279	1.0%	1.1%	2.9
17.	Georgetown University	240	0.9%	1.0%	4.3
18.	Bankers Life and Casualty Company	210	0.8%	1.0%	3.4
19.	University of Pennsylvania Health System	238	0.9%	1.0%	6.3
20.	Snell & Wilmer LLP	219	0.8%	1.0%	7.3
	Total	7,510	28.0%	32.3%	6.5

(1)
Square footage is pursuant to existing leases as of June 30, 2015, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to existing leases as of June 30, 2015, plus straight line rent adjustments and estimated recurring expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

Financing Activities

On June 5, 2015, we prepaid $10.0 million of 7.36% mortgage debt at 2501 20th Place South and recognized a loss on early extinguishment of debt of $0.6 million due to a prepayment penalty for the three and six months ended June 30, 2015.

On June 3, 2015, we defeased the $38.7 million outstanding balance of the mortgage loan secured by 1320 Main Street. The defeasance costs and write off of the unamortized deferred financing costs, net of the write off of the unamortized premium, resulted in a net loss on early extinguishment of debt of $6.2 million for the three and six months ended June 30, 2015.

On May 22, 2015, title to 225 Water Street was transferred to the lender pursuant to the consensual foreclosure in full satisfaction of the mortgage debt, with a principal balance of $40.1 million. The transaction resulted in a gain on early extinguishment of debt of $17.3 million for the three and six months ended June 30, 2015.

On May 1, 2015, we redeemed at par $138.8 million of our 5.75% senior unsecured notes due 2015.

On January 29, 2015, we entered into a new credit agreement, pursuant to which the lenders agreed to provide (i) a $750.0 million unsecured revolving credit facility, (ii) a $200.0 million 5-year term loan facility and (iii) a $200.0 million 7-

year term loan facility. The new credit agreement, which replaced our prior credit agreement and our prior term loan agreement, reduces the interest rate and extends the term of our revolving credit facility and term loan borrowings.  The revolving credit facility has a scheduled maturity date of January 28, 2019, with two six-month extension options subject to certain conditions and the payment of an extension fee. The 5-year term loan and the 7-year term loan have scheduled maturity dates of January 28, 2020 and January 28, 2022, respectively, and have been fully funded. We used the proceeds from the new term loans to repay all amounts outstanding and due under the previous term loan agreement. We do not currently have any amounts outstanding under the revolving credit facility.

For more information regarding our financing sources and activities, please see the section captioned “Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” below.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2015, Compared to Three Months Ended June 30, 2014

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Three Months Ended June 30,				Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	2015	2014	$ Change	% Change
	(in thousands)
Revenues:
Rental income:
CBD properties	$87,083	$80,397	$6,686	8.3%	$21,266	$25,697	$108,349	$106,094	$2,255	2.1%
Suburban properties	41,327	42,938	(1,611)	(3.8)%	14,021	23,375	55,348	66,313	(10,965)	(16.5)%
Rental income	128,410	123,335	5,075	4.1%	35,287	49,072	163,697	172,407	(8,710)	(5.1)%
Tenant reimbursements and other income:
CBD properties	21,789	22,599	(810)	(3.6)%	5,894	5,866	27,683	28,465	(782)	(2.7)%
Suburban properties	9,335	9,685	(350)	(3.6)%	2,979	4,637	12,314	14,322	(2,008)	(14.0)%
Tenant reimbursements and other income	31,124	32,284	(1,160)	(3.6)%	8,873	10,503	39,997	42,787	(2,790)	(6.5)%
Operating expenses:
CBD properties	46,763	48,217	(1,454)	(3.0)%	13,703	14,346	60,466	62,563	(2,097)	(3.4)%
Suburban properties	19,853	19,970	(117)	(0.6)%	9,367	10,168	29,220	30,138	(918)	(3.0)%
Operating expenses	66,616	68,187	(1,571)	(2.3)%	23,070	24,514	89,686	92,701	(3,015)	(3.3)%

Net operating income(3):
CBD properties	62,109	54,779	7,330	13.4%	13,457	17,217	75,566	71,996	3,570	5.0%
Suburban properties	30,809	32,653	(1,844)	(5.6)%	7,633	17,844	38,442	50,497	(12,055)	(23.9)%
Net operating income	$92,918	$87,432	$5,486	6.3%	$21,090	$35,061	114,008	122,493	(8,485)	(6.9)%
Other expenses:
Depreciation and amortization							53,637	59,831	(6,194)	(10.4)%
General and administrative							10,911	24,097	(13,186)	(54.7)%
Loss on asset impairment							15,258	22,683	(7,425)	(32.7)%
Total other expenses							79,806	106,611	(26,805)	(25.1)%
Operating income							34,202	15,882	18,320	115.4%
Interest and other income							728	281	447	159.1%
Interest expense							(27,973)	(37,899)	9,926	(26.2)%
Gain on early extinguishment of debt							10,426	—	10,426	100.0%
Loss on sale of equity investment							—	(33)	33	(100.0)%
Gain on issuance of shares by an equity investee							—	16,911	(16,911)	(100.0)%
Foreign currency exchange gain							856	—	856	100.0%
Loss on sale of properties							(2,708)	—	(2,708)	(100.0)
Income (loss) from continuing operations before income taxes and equity in earnings of investees							15,531	(4,858)	20,389	(419.7)%
Income tax expense							(2,915)	(908)	(2,007)	221.0%
Equity in earnings of investees							—	12,454	(12,454)	(100.0)%
Income from continuing operations							12,616	6,688	5,928	88.6%
Discontinued operations:
Income from discontinued operations							—	4,114	(4,114)	(100.0)%
Loss on asset impairment from discontinued operations							—	(2,072)	2,072	(100.0)%
Loss on early extinguishment of debt from discontinued operations							—	(3,345)	3,345	(100.0)%
Net income							12,616	5,385	7,231	134.3%
Preferred distributions							(6,981)	(6,982)	1	—%
Excess fair value of consideration over carrying value of preferred shares							—	(16,205)	16,205	(100.0)%
Net income (loss) attributable to Equity Commonwealth common shareholders							$5,635	$(17,802)	$23,437	(131.7)%

(1)	Comparable properties consist of 86 properties (176 buildings) we owned continuously from April 1, 2014 to June 30, 2015.

(2)	Other properties consist of properties sold and classified as held for sale.

(3)
We calculate net operating income, or NOI, as shown above.  We define NOI as income from our real estate including lease termination fees received from tenants less our property operating expenses, which expenses include property marketing costs.  NOI excludes amortization of capitalized tenant improvement costs and leasing commissions.  We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties.  We use NOI internally to evaluate individual and combined property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs.  The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties’ results of operations.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, net income (loss) attributable to Equity Commonwealth common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  This measure should be considered in conjunction with net income, net income (loss) attributable to Equity Commonwealth common shareholders, operating income and cash flow from operating activities as presented in our condensed consolidated statements of operations, condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate NOI differently than we do.

We refer to the 86 properties (176 buildings) we owned continuously from April 1, 2014 to June 30, 2015, as comparable properties.  We refer to the sold properties and properties classified as held for sale as other properties.  Our condensed consolidated statements of operations for the three months ended June 30, 2015 and 2014 include the operating results of 86 properties for the entire periods, as we owned these properties as of April 1, 2014.

Rental income. Rental income decreased $8.7 million in the 2015 period, compared to the 2014 period, primarily due to the properties sold in 2015. Our comparable suburban properties also decreased by $1.6 million, primarily due to two tenant lease expirations. The decrease in rental income was offset by a $6.7 million increase at our CBD properties primarily due to the write offs in 2014 of an acquired real estate lease after a tenant vacated its space prior to the lease expiration and of a deferred rent receivable after a tenant contracted its lease space. Rental income includes non-cash straight line rent adjustments totaling $1.9 million in the 2015 period and $1.1 million in the 2014 period, and net reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $1.8 million in the 2015 period and $4.2 million in the 2014 period. Rental income also includes the recognition of lease termination fees totaling $4.2 million in the 2015 period and $1.1 million in the 2014 period.

Tenant reimbursements and other income. Tenant reimbursements and other income decreased $2.8 million in the 2015 period, compared to the 2014 period. This decrease primarily related to the properties sold in 2015 and decreases of $0.8 million and $0.4 million at our comparable CBD and suburban properties, respectively, resulting from lower real estate tax expense and lower operating expenses.

Operating expenses. The $3.0 million decrease in operating expenses during the 2015 period as compared to the 2014 period is due to the properties sold in 2015 and a $1.5 million decrease at our comparable CBD properties primarily related to lower real estate tax expense and decreases in management fees, partially offset by increases in property related legal fees.

Depreciation and amortization. The decrease in depreciation and amortization expense primarily relates to the write off of an acquired real estate lease balance in 2014 after a tenant vacated its space prior to the lease expiration and a tenant lease restructure at a CBD property in 2014.

General and administrative. The decrease in general and administrative expenses primarily relates to $16.7 million of business management incentive fees incurred in 2014, a $3.2 million decrease in transition costs and a $1.4 million decrease in litigation costs, partially offset by the costs of internalizing our management.

Loss on asset impairment. During the three months ended June 30, 2015, we recorded an impairment charge of $15.3 million related to portfolios of properties in Georgia and New York, based upon updated market information in accordance with our impairment analysis procedures. In 2014, we recorded an impairment charge of $22.7 million on 225 Water Street where we made the decision to cease making loan servicing payments.

Interest and other income. The increase in interest and other income primarily reflects an increase in interest income due to higher cash balances in the current year.

Interest expense. The decrease in interest expense in the 2015 period primarily reflects the payment of the $235.0 million balance on our revolving credit facility in July 2014, the prepayment of $265.0 million of 5.68% mortgage debt in August 2014, the prepayment of $33.4 million of our 6.40% unsecured notes in September 2014, the prepayment of $125.0 million of our 7.50% unsecured notes in November 2014, the payment of $100.0 million of our term loan in December 2014 and the prepayment of $138.8 million of our 5.75% senior unsecured notes due 2015 in May 2015.

Gain on early extinguishment of debt. The gain on early extinguishment of debt in the 2015 period primarily reflects a $17.3 million gain related to the 225 Water Street foreclosure, partially offset by a $6.2 million loss related to the defeasance of the mortgage loan secured by 1320 Main Street, a $0.6 million loss related to the prepayment of mortgage debt at 2501 20th Place South and a $0.1 million loss related to the redemption of $138.8 million of our 5.75% senior notes.

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

Foreign currency exchange gain. The foreign currency exchange gain for the three months ended June 30, 2015 relates to the translation of the proceeds from the sale of the Australian portfolio that were held in an Australian bank account as of June 30, 2015.

Loss on sale of properties. In the second quarter of 2015, we sold a portfolio of properties in Australia and recorded a loss on sale of properties of $(47.8) million, which is net of the write off of approximately $63.2 million of foreign currency translation adjustments previously recorded in accumulated other comprehensive loss. We also recognized losses of $(7.9) million and $(2.3) million related to sales of a portfolio of small office and industrial properties and two properties in St. Louis, respectively. These losses were partially offset by gains of $41.6 million and $11.9 million related to the sale of an office portfolio in AL, LA, NC, SC and Sorrento Valley Business Park, respectively.

Income tax expense. The increase in income tax expense primarily relates to the foreign tax expense incurred as a result of the sale of the Australian portfolio in 2015.

Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from SIR and AIC during the 2014 period. The decrease in earnings of investees primarily reflects the sale of our entire stake of 22,000,000 common shares of SIR on July 9, 2014 and the sale of our investment in AIC on May 9, 2014.

Income from discontinued operations. In 2015, we adopted ASU 2014-08 and did not classify the properties sold in 2015 as discontinued operations in accordance with this guidance. Income from discontinued operations in the 2014 period relates to 14 properties (43 buildings) sold in 2014.

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

Excess fair value of consideration over carrying value of preferred shares. As a result of the conversion of our series D preferred shares in May 2014, we recorded a preferred distribution of $16.2 million for the excess of the market value of the common shares issued above the carrying value of the series D preferred shares converted.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Six Months Ended June 30,				Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	2015	2014	$ Change	% Change
	(in thousands)
Revenues:
Rental income:
CBD properties	$172,235	$164,725	$7,510	4.6%	$45,957	$51,608	$218,192	$216,333	$1,859	0.9%
Suburban properties	80,779	85,660	(4,881)	(5.7)%	32,698	42,454	113,477	128,114	(14,637)	(11.4)%
Rental income	253,014	250,385	2,629	1.0%	78,655	94,062	331,669	344,447	(12,778)	(3.7)%
Tenant reimbursements and other income:
CBD properties	43,699	46,044	(2,345)	(5.1)%	13,681	12,662	57,380	58,706	(1,326)	(2.3)%
Suburban properties	18,898	19,358	(460)	(2.4)%	8,802	9,943	27,700	29,301	(1,601)	(5.5)%
Tenant reimbursements and other income	62,597	65,402	(2,805)	(4.3)%	22,483	22,605	85,080	88,007	(2,927)	(3.3)%
Operating expenses:
CBD properties	95,751	98,343	(2,592)	(2.6)%	30,308	31,530	126,059	129,873	(3,814)	(2.9)%
Suburban properties	40,454	41,396	(942)	(2.3)%	21,044	23,163	61,498	64,559	(3,061)	(4.7)%
Operating expenses	136,205	139,739	(3,534)	(2.5)%	51,352	54,693	187,557	194,432	(6,875)	(3.5)%
Net operating income(3):
CBD properties	120,183	112,426	7,757	6.9%	29,330	32,740	149,513	145,166	4,347	3.0%
Suburban properties	59,223	63,622	(4,399)	(6.9)%	20,456	29,234	79,679	92,856	(13,177)	(14.2)%
Net operating income	$179,406	$176,048	$3,358	1.9%	$49,786	$61,974	229,192	238,022	(8,830)	(3.7)%
Other expenses:
Depreciation and amortization							116,336	111,480	4,856	4.4%
General and administrative							27,469	48,945	(21,476)	(43.9)%
Loss on asset impairment							17,162	17,922	(760)	(4.2)%
Acquisition related costs							—	5	(5)	(100.0)%
Total other expenses							160,967	178,352	(17,385)	(9.7)%
Operating income							68,225	59,670	8,555	14.3%
Interest and other income							4,176	665	3,511	528.0%
Interest expense							(57,815)	(75,834)	18,019	(23.8)%
Gain on early extinguishment of debt							9,998	—	9,998	100.0%
Loss on sale of equity investments							—	(33)	33	(100.0)%
Gain on issuance of shares by an equity investee							—	17,020	(17,020)	(100.0)%
Foreign currency exchange gain							856	—	856	100.0%
Gain on sale of properties							3,160	—	3,160	100.0%
Income from continuing operations before income taxes and equity in earnings of investees							28,600	1,488	27,112	1,822.0%
Income tax expense							(2,354)	(1,463)	(891)	60.9%
Equity in earnings of investees							—	23,388	(23,388)	(100.0)%
Income from continuing operations							26,246	23,413	2,833	12.1%
Discontinued operations:
Income from discontinued operations							—	8,125	(8,125)	(100.0)%
Loss on asset impairment from discontinued operations							—	(2,360)	2,360	(100.0)%
Loss on early extinguishment of debt from discontinued operations							—	(3,345)	3,345	(100.0)%
Net income							26,246	25,833	413	1.6%
Preferred distributions							(13,962)	(18,133)	4,171	(23.0)%
Excess fair value of consideration over carrying value of preferred shares							—	(16,205)	16,205	(100.0)%
Net income (loss) available for Equity Commonwealth common shareholders							$12,284	$(8,505)	$20,789	(244.4)%

(1)	Comparable properties consist of 86 properties (176 buildings) we owned continuously from January 1, 2014 to June 30, 2015.

(2)	Other properties consist of properties sold and classified as held for sale.

(3)	See Note 3 on page 34 for further information regarding NOI.
We refer to the 86 properties (176 buildings) we owned continuously from January 1, 2014 to June 30, 2015, as comparable properties.  We refer to the sold properties and properties classified as held for sale as other properties.  Our condensed consolidated statements of operations for the six months ended June 30, 2015 and 2014 includes the operating results of 86 properties for the entire periods, as we owned these properties as of January 1, 2014.

Rental income. Rental income decreased $12.8 million in the 2015 period, compared to the 2014 period, primarily due to the properties sold during the six months ended June 30, 2015. Our comparable suburban properties decreased $4.9 million primarily due to leasing activity at a particular building where one tenant vacated its space and two tenants shortened their remaining lease terms. In connection with these leasing transactions, the corresponding deferred rent receivable balances were written off or amortized over the shorter term. The decrease in rental income was offset by a $7.5 million increase at our CBD properties primarily due to the write offs in 2014 of an acquired real estate lease after a tenant vacated its space prior to the lease expiration and of a deferred rent receivable after a tenant contracted its lease space. Rental income includes non-cash straight line rent adjustments totaling $1.7 million in the 2015 period and $7.0 million in the 2014 period, and net reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $3.3 million in the 2015 period and $6.4 million in the 2014 period. Rental income also includes the recognition of lease termination fees totaling $6.1 million in the 2015 period and $1.7 million in the 2014 period.

Tenant reimbursements and other income. Tenant reimbursements and other income decreased $2.9 million in the 2015 period, compared to the 2014 period. This decrease is primarily related to a $2.3 million decrease at our comparable CBD properties resulting from lower real estate tax expense and lower operating expenses.

Operating expenses. The $6.9 million decrease in operating expenses during the 2015 period as compared to the 2014 period is primarily due to the properties sold during the six months ended June 30, 2015, a decrease at our comparable CBD properties of $2.6 million and a decrease at our comparable suburban properties of $0.9 million. The decrease in operating expenses primarily reflects reduced real estate tax expense at our CBD properties and decreases in management fees at both our CBD and suburban properties, partially offset by increases in bad debt expense at the CBD properties and increases in property related legal fees.

Depreciation and amortization. The increase in depreciation and amortization expense in the 2015 period when compared to the 2014 period primarily relates to leasing transactions discussed above, where due to one tenant vacating its space and two other tenants shortening their remaining lease term, the corresponding tenant improvements were written off or depreciation was accelerated. The increase in depreciation and amortization was partially offset by a decrease in amortization due to the write off of an acquired real estate lease balance in 2014 after a tenant vacated its space prior to the lease expiration.

General and administrative. The decrease in general and administrative expenses primarily relates to $32.6 million of business management incentive fees incurred in 2014 and a $4.6 million decrease in litigation costs, partially offset by $2.3 million for the change in fair value of the derivative liability related to the shareholder approved reimbursement of expenses incurred by Related/Corvex in connection with their consent solicitation to remove our former Trustees, $2.4 million of expenses related to the termination and cooperation agreement with RMR, and the internalization of our management.

Loss on asset impairment. During the six months ended June 30, 2015, we recorded an impairment charge of $17.2 million related to 12655 Olive Boulevard, 1285 Fern Ridge Parkway and portfolios of properties located in Georgia and New York, based upon updated market information in accordance with our impairment analysis procedures. The impairment charge in 2014 includes $22.7 million related to 225 Water Street where we made the decision to cease making loan servicing payments, partially offset by the reversal of previously recorded impairment losses totaling $4.8 million for properties that were reclassified to continuing operations, which includes the elimination of estimated costs to sell.

Interest and other income. The increase in interest and other income primarily relates to a $3.1 million gain on the sale of securities in the first quarter of 2015.

Interest expense. The decrease in interest expense in the 2015 period primarily reflects the payment of the $235.0 million balance on our revolving credit facility in July 2014, the prepayment of $265.0 million of 5.68% mortgage debt in August 2014, the prepayment of $33.4 million of our 6.40% unsecured notes in September 2014, the prepayment of $125.0 million of our 7.50% unsecured notes in November 2014 the payment of $100.0 million of our term loan in December 2014 and the prepayment of $138.8 million of our 5.75% senior unsecured notes due 2015 in May 2015.

Gain on early extinguishment of debt. The gain on early extinguishment of debt in the 2015 period reflects a $17.3 million gain related to the 225 Water Street foreclosure, partially offset by a $6.2 million loss related to the defeasance of the mortgage loan secured by 1320 Main Street, a $0.6 million loss related to the prepayment of mortgage debt at 2501 20th Place South, a $0.1 million loss related to the redemption of $138.8 million of our 5.75% senior notes and a $0.4 million loss related to the new credit agreement, which resulted in the termination of our prior credit agreement, entered into in January 2015.

Loss on sale of equity investments. The loss on sale of equity investments in the 2014 period reflects the sale of our investment in AIC in May 2014.

Gain on issuance of shares by an equity investee. The gain on issuance of shares by an equity investee primarily reflects the issuance of 10,000,000 common shares by SIR during the six months ended June 30, 2014 at prices above our per share carrying value.

Foreign currency exchange gain. The foreign currency exchange gain for the six months ended June 30, 2015 relates to the translation of the proceeds from the sale of the Australian portfolio that were held in an Australian bank account as of June 30, 2015.

Gain on sale of properties. In the first quarter of 2015, we sold two suburban properties (three buildings) and recorded a $5.9 million gain on sale of properties. In the second quarter of 2015, we recorded gains of $41.6 million and $11.9 million related to the sales of an office portfolio in AL, LA, NC, SC and Sorrento Valley Business Park, respectively. These gains were partially offset by a loss on sale of properties in Australia of $(47.8) million, which is net of the write off of approximately $63.2 million of foreign currency translation adjustments previously recorded in accumulated other comprehensive loss. We also recognized losses of $(7.9) million and $(2.3) million related to sales of a portfolio of small office and industrial properties and two properties in St. Louis, respectively.

Income tax expense. The increase in income tax expense primarily relates to the foreign tax expense incurred as a result of the sale of the Australian portfolio in 2015.

Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from SIR and AIC during the 2014 period. The decrease in earnings of investees primarily reflects the sale of our entire stake of 22,000,000 common shares of SIR on July 9, 2014 and the sale of our investment in AIC on May 9, 2014.

Income from discontinued operations. In 2015, we adopted ASU 2014-08 and did not classify the properties sold in 2015 as discontinued operations in accordance with this guidance. Income from discontinued operations in the 2014 period relates to 14 properties (43 buildings) sold in 2014.

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

Excess fair value of consideration over carrying value of preferred shares. As a result of the conversion of our series D preferred shares in May 2014, we recorded a preferred distribution of $16.2 million for the excess of the market value of the common shares issued above the carrying value of the series D preferred shares converted.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As of June 30, 2015, we had $1,286.9 million of cash and cash equivalents.  We expect to use our cash balances, cash flow from our operations and proceeds of property sales to fund our operations, debt repayments, distributions, future property acquisitions, tenant improvements and leasing costs and other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

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

Cash flows provided by (used in) operating, investing and financing activities were $124.0 million, $961.9 million and $(163.0) million, respectively, for the six months ended June 30, 2015, and $129.2 million, $130.5 million and $(56.7) million, respectively, for the six months ended June 30, 2014.  Changes in these three categories of our cash flows between 2015 and 2014 are primarily related to real estate improvements, our dispositions of properties, our disposition of securities, our repayments of debt, and our distributions on our common and preferred shares.

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

 Borrowings under our revolving credit facility currently bear interest at LIBOR plus a spread, which was 125 basis points as of June 30, 2015.  We also pay a facility fee of 25 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Both the interest rate spread and the facility fee are subject to adjustment based upon changes to our credit ratings.  We are allowed to borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  As of June 30, 2015, the interest rate payable on borrowings under our revolving credit facility was 1.44%.  As of June 30, 2015, we had no balance outstanding under our revolving credit facility.

Our term loans currently bear interest at a rate of LIBOR plus a spread, which was 140 and 180 basis points for the 5-year and 7-year term loan, respectively, as of June 30, 2015.  The interest rate spread is subject to adjustment based upon changes to our credit ratings.  As of June 30, 2015, the interest rate for the amounts outstanding under our term loan was 1.59% and 1.99% for the 5-year and 7-year term loan, respectively. As of June 30, 2015, our 5-year and 7-year term loans each had balances of $200.0 million.

On June 5, 2015, we prepaid $10.0 million of 7.36% mortgage debt at 2501 20th Place South. On June 3, 2015, we defeased the $38.7 million outstanding balance of the mortgage loan secured by 1320 Main Street. On May 22, 2015, title to 225 Water Street was transferred to the lender pursuant to the consensual foreclosure in full satisfaction of the mortgage debt, with a principal balance of $40.1 million. On May 1, 2015, we redeemed at par $138.8 million of our 5.75% senior unsecured notes due 2015.

During the six months ended June 30, 2015, we paid an aggregate of $14.0 million of distributions on our series D and series E preferred shares.  On July 9, 2015, we announced that our Board of Trustees declared dividends of $0.40625 per series D preferred share and $0.453125 per series E preferred share, both of which are expected to be paid on August 17, 2015 to shareholders of record on July 31, 2015.

Our outstanding debt maturities and weighted average interest rates as of June 30, 2015, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
Year	Unsecured Floating Rate Debt	Unsecured Fixed Rate Debt	Secured Fixed Rate Debt		Total(1)	Weighted Average Interest Rate(2)
2015	$—	$—	$2,580		$2,580	6.0%
2016	—	139,104	260,035	(3)	399,139	6.0%
2017	—	250,000	44,865		294,865	6.2%
2018	—	250,000	3,847		253,847	6.6%
2019	—	—	164,613	(4)	164,613	5.7%
2020	200,000	250,000	1,674		451,674	4.0%
2021	—	—	25,982		25,982	5.7%
2022	200,000	—	799		200,799	2.0%
2023	—	—	702		702	5.7%
2024	—	—	743		743	5.7%
Thereafter	—	175,000	991		175,991	5.8%
	$400,000	$1,064,104	$506,831		$1,970,935	5.2%

(1)	Total debt outstanding as of June 30, 2015, including net unamortized premiums and discounts, equals $1,973,692.

(2)	Weighted based on current contractual interest rates.

(3)	On August 3, 2015, we defeased the outstanding $141.4 million balance of the mortgage loan secured by 111 East Wacker Drive.

(4)
We have a mortgage loan with an aggregate outstanding principal balance as of June 30, 2015 of $170,573 secured by 1735 Market Street that matures in 2019. Interest on this loan is payable at a rate equal to a spread over LIBOR, but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% per year until December 1, 2016.

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
During the six months ended June 30, 2015, we sold 67 properties (82 buildings) and one land parcel with a combined 10,515,607 square feet for an aggregate sales price of $1.1 billion, excluding closing costs. For more information regarding these transactions, see Note 4 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report. On August 4, 2015, we sold Illinois Center (two buildings), with 2,090,162 square feet for $376.0 million and on August 3, 2015, we defeased the outstanding $141.4 million balance of the mortgage loan secured by 111 East Wacker Drive, one of the buildings included in Illinois Center.

 During the six months ended June 30, 2015 and 2014, amounts capitalized at our properties, including properties sold and properties classified in discontinued operations, for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Tenant improvements(1)	$11,734	$11,687	$19,901	$31,530
Leasing costs(2)	9,698	5,661	20,566	10,736
Building improvements(3)	5,012	4,659	7,686	8,903
Development, redevelopment and other activities(4)	163	2,804	239	6,547

(1)	Tenant improvements include capital expenditures to improve tenants’ space.

(2)	Leasing costs include leasing related costs such as brokerage commissions and tenant inducements.

(3)	Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) major capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property, and (ii) major capital expenditure projects that reposition a property or result in new sources of revenue.

During the three months ended June 30, 2015, commitments made for expenditures in connection with leasing space at our properties, such as tenant improvements and leasing commissions, excluding properties sold, were as follows (dollar and square foot measures in thousands, except per square foot measures):

	New Leases	Renewals	Total
Rentable square feet leased during the period	512	518	1,030
Tenant leasing costs and concession commitments (1)	$13,276	$10,034	$23,310
Tenant leasing costs and concession commitments per rentable square foot (1)	$25.93	$19.37	$22.63
Weighted average lease term by square foot (years)	5.8	5.2	5.5
Total leasing costs and concession commitments per rentable square foot per year (1)	$4.44	$3.74	$4.11

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions.

Debt Covenants

Our unsecured debt obligations at June 30, 2015 were our term loans and our publicly issued senior unsecured notes. Our public debt indenture and related supplements, our revolving credit facility and our term loan agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios.  At June 30, 2015, we believe we were in compliance with all covenants under our indenture and related supplements, and we believe we were in compliance with all respective covenants under our revolving credit facility and our term loan agreement.  In addition to our unsecured debt obligations, we had $513.6 million (including net unamortized premiums and discounts) of mortgage notes outstanding at June 30, 2015.

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

Off Balance Sheet Arrangements

As of June 30, 2015, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We had no swaps or hedges as of June 30, 2015, other than the cash flow hedge associated with our $170.6 million of mortgage debt described in Note 12 to the notes to our condensed consolidated financial statements, under “Our Investment and Financing Liquidity and Resources” above in Part I, Item 2 and under “Quantitative and Qualitative Disclosures About Market Risk” included in Part I, Item 3 of this Quarterly Report.

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

The following table provides a reconciliation of net income to FFO attributable to Equity Commonwealth common shareholders and a calculation to Normalized FFO attributable to Equity Commonwealth common shareholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reconciliation to FFO:
Net income	$12,616	$5,385	$26,246	$25,833
Depreciation and amortization	53,637	59,831	116,336	111,480
Loss on asset impairment from continuing operations	15,258	22,683	17,162	17,922
Loss on asset impairment from discontinued operations	—	2,072	—	2,360
FFO from equity investees	—	16,611	—	31,551
Loss (gain) on sale of properties	2,708	—	(3,160)	—
Equity in earnings of investees	—	(12,454)	—	(23,388)
FFO attributable to Equity Commonwealth	84,219	94,128	156,584	165,758
Preferred distributions	(6,981)	(6,982)	(13,962)	(18,133)
FFO attributable to Equity Commonwealth common shareholders	$77,238	$87,146	$142,622	$147,625

Reconciliation to Normalized FFO:
FFO available for Equity Commonwealth common shareholders	$77,238	$87,146	$142,622	$147,625
Recurring adjustments:
Lease value amortization	1,793	4,166	3,267	6,418
Straight line rent from continuing operations	(1,864)	(1,079)	(1,683)	(6,975)
Straight line rent from discontinued operations	—	(145)	—	(226)
Gain on early extinguishment of debt from continuing operations	(10,426)	—	(9,998)	—
Loss on early extinguishment of debt from discontinued operations	—	3,345	—	3,345
Minimum cash rent from direct financing lease	2,032	2,032	4,064	4,064
Loss on sale of equity investment	—	33	—	33
Gain on issuance of shares by an equity investee	—	(16,911)	—	(17,020)
Interest earned from direct financing lease	(119)	(208)	(260)	(437)
Normalized FFO from equity investees, net of FFO	—	(1,954)	—	(3,353)
Other items which affect comparability:
Shareholder litigation costs and transition-related expenses	(215)	4,892	3,257	8,805
Transition services fee	180	—	2,415	—
Acquisition related costs	—	—	—	5
Gain on sale of securities	—	—	(3,080)	—
Foreign currency exchange gain	(856)	—	(856)	—
Normalized FFO attributable to Equity Commonwealth common shareholders	$67,763	$81,317	$139,748	$142,284

Related Person Transactions

We have engaged in certain related person transactions during the six months ended June 30, 2015 and June 30, 2014, both prior to and following our Special Meeting at which our new Board of Trustees was elected.

Following the Special Meeting, we entered into transactions with certain of our existing Trustees and executive officers and shareholders owning 5% or more of our common shares, or with persons or entities associated with such persons. We entered into a one-year license agreement for office space with an entity associated with Mr. Zell, our Chairman, and Mr. Helfand, our President and Chief Executive Officer for approximately $0.2 million for the year. On May 4, 2015, the Audit Committee of the Board of Trustees approved an agreement to extend the term of the license agreement through November 30,

2015. The license fee payment is approximately $0.1 million for the extended term. We entered into a one-year lease with one three-month renewal option for office space with an entity associated with Mr. Zell for approximately $0.2 million for the initial term, which lease was terminated, effective January 31, 2015. We also entered into a sublease agreement for office space, the landlord of which is an entity associated with Mr. Zell, for approximately $0.2 million for the initial term of approximately seven months. On May 4, 2015, the Audit Committee of the Board of Trustees approved an agreement to extend the term of the sublease through November 30, 2015. The sublease payment is approximately $0.2 million for the extended term. In 2015, we entered into a lease for office space with an entity associated with Mr. Zell, our Chairman, for approximately $0.5 million for the initial year beginning in 2016, and $0.8 million annually thereafter. We believe that the foregoing transactions with our existing Trustees and executive officers are on market terms.

At the Special Meeting our shareholders voted to approve the reimbursement of approximately $33.5 million of expenses incurred by Related Fund Management, LLC and Corvex Management LP (together, “Related/Corvex”) since February 2013 in connection with their consent solicitations to remove our former Trustees and elect the new Board of Trustees and to engage in related litigation. At the time the reimbursement was approved, Related/Corvex, according to them, owned approximately 5.7% in the aggregate of our common shares. Approximately $16.7 million was paid and expensed during the year ended December 31, 2014.  Approximately $8.4 million will be reimbursed only if the average closing price of our common shares is at least $26.00 (as adjusted for any share splits or share dividends) during the one year period after the date on which the reimbursement was approved by shareholders, and the remaining approximately $8.4 million will be reimbursed only if the average closing price of our common shares is at least $26.00 (as adjusted for any share splits or share dividends) during the one year period between the first and second anniversaries of the date on which the reimbursement was approved by shareholders. As these future potential payments represent a “derivative liability”, we expensed approximately $2.3 million during the six months ended June 30, 2015 for the change in fair value of the derivative liability. The fair value of this derivative liability on June 30, 2015 was $8.9 million. The total expense of $2.3 million incurred during the six months ended June 30, 2015, is included in general and administrative expenses in our condensed consolidated financial statements. The closing price of our common shares was at least $26.00 during the first one year period after the date on which the reimbursement was approved by shareholders, and in August 2015 we paid $8.4 million to Related/Corvex.

Prior to the election of our new Board of Trustees at the Special Meeting and the appointment of our current executive officers following the Special Meeting on July 31, 2014, we had historical transactions with certain of our former Trustees, former executive officers, RMR, SIR, AIC and other companies to which RMR provides management services and others affiliated with them. Certain of these transactions continued or have continued following the Special Meeting. On September 30, 2014, we entered into a termination and cooperation agreement (Cooperation Agreement) with RMR and RMR Australia Asset Management Pty Limited (“RMR Australia” and together with RMR, the "Manager"). Under the terms of the Cooperation Agreement, the existing business and property management agreements with RMR terminated effective September 30, 2014.

Pursuant to the Cooperation Agreement, through February 28, 2015, Manager agreed to use best efforts to assist us in the transition of our management and operations. We agreed to pay Manager $1.2 million per month for transition services from October 1, 2014 to February 28, 2015. The payment of the transition fee also covered continued management and other services for the Australian assets through February 28, 2015. Beginning March 1, 2015, we have agreed to pay Manager $0.1 million per month until we no longer require such services or until the Australia management agreement is terminated, which is no later than January 31, 2016. The $2.4 million incurred pursuant to the Cooperation Agreement for the six months ended June 30, 2015, is included in general and administrative expenses in our condensed consolidated financial statements, and is net of certain amounts due from RMR.

For further information about these and other such relationships and related person transactions, see Note 17 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Quarterly Report, including "Forward Looking Statements." Our filings with the SEC, including our Annual Report and our Information Statements, are available at the SEC’s website at www.sec.gov. Copies of certain of our agreements with these related parties, including our business management agreements and property management agreements with RMR and RMR Australia, various agreements we have entered into with SIR and the shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

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

At June 30, 2015, our outstanding fixed rate debt consisted of the following senior unsecured notes and secured mortgage notes (dollars in thousands):

Senior Unsecured Notes:

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense(1)	Maturity	Interest Payment Due
6.250% senior unsecured notes due 2016	$139,104	6.25%	$8,694	8/15/2016	Semi-Annually
6.250% senior unsecured notes due 2017	250,000	6.25%	15,625	6/15/2017	Semi-Annually
6.650% senior unsecured notes due 2018	250,000	6.65%	16,625	1/15/2018	Semi-Annually
5.875% senior unsecured notes due 2020	250,000	5.88%	14,688	9/15/2020	Semi-Annually
5.750% senior unsecured notes due 2042	175,000	5.75%	10,063	8/1/2042	Quarterly
	$1,064,104		$65,695

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

No principal repayments are due under our senior unsecured notes until maturity.

Secured Mortgage Notes:

Debt	Principal Balance(1)	Annual Interest Rate(1)		Annual Interest Expense(1)	Maturity	Interest Payment Due
111 Monument Circle	$116,000	5.24%		$6,140	3/1/2016	Monthly
111 East Wacker Drive(2)	141,681	6.29%		9,034	7/11/2016	Monthly
Parkshore Plaza	41,275	5.67%		2,373	5/1/2017	Monthly
1735 Market Place	170,573	5.66%	(3)	9,650	12/2/2019	Monthly
206 East 9th Street	27,741	5.69%		1,601	1/5/2021	Monthly
33 Stiles Lane	2,961	6.75%		201	3/1/2022	Monthly
97 Newberry Road	6,600	5.71%		378	3/1/2026	Monthly
	$506,831			$29,377

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

(2)	On August 3, 2015, we defeased the outstanding $141.4 million balance of this mortgage loan.

(3)
Interest on this loan is payable at a rate equal to a spread over LIBOR, but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% until December 1, 2016.  The floating interest rate at June 30, 2015 was 2.80%.

Some of our secured notes require principal and interest payments through maturity pursuant to amortization schedules, and some of our secured notes require interest only payments through maturity.

Swap Agreements

We have interest rate swap agreements to manage our interest rate risk exposure on $170.6 million of mortgage notes due 2019, which require us to pay interest at a rate equal to a spread over LIBOR.  The interest rate swap agreements utilized by us effectively modify our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements.  Approximately 8.6% ($170.6 million) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at June 30, 2015.  As of June 30, 2015, the fair value of our derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive loss in our condensed consolidated balance sheet totaled $6.0 million.

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

Floating Rate Debt

At June 30, 2015, our unhedged floating rate debt consisted of our term loans.  Our $200.0 million 5-year term loan matures in January 2020 and our $200.0 million 7-year term loan matures in January 2022.  Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus spreads that are subject to adjustment based upon changes to our credit ratings.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility or term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk.  Generally, a change in market interest rates would not affect the value of these floating rate debts, but would affect our operating results.  The following table presents the impact a 100 basis point increase in interest rates would have on our floating rate interest expense as of June 30, 2015 (dollars in thousands):

	Impact of Changes in Interest Rates
			Total Interest
	Interest Rate Per Year(1)	Outstanding Debt	Expense Per Year
Term loans at June 30, 2015	1.59%/1.99%	$400,000	$7,146
100 basis point increase	2.59%/2.99%	$400,000	$11,146

(1)	Based on the interest rates and outstanding borrowings of our floating rate debt as of June 30, 2015.

Foreign Currency Risk

There's a risk that our financial results will be affected by changes in currency exchange rates.  As a result of the sale of our Australian portfolio, our primary exposure to foreign currency exchange rates relates to the translation of the cash and cash equivalent balance at our Australian subsidiary from Australian dollars into U.S. dollars.  At June 30, 2015, the Australia dollar cash and cash equivalents balance was $234.9 million in U.S. dollars, or approximately 4.2% of our total assets on our condensed consolidated balance sheet.
In July 2015, we transferred approximately $218.0 million in U.S. dollars from our Australian subsidiary to our U.S. bank accounts. As a result of these transfers, we expect to recognize foreign currency exchange losses of approximately $9.5 million in our third quarter 2015 consolidated financial statements. As of August 6, 2015, the Australia dollar cash and cash equivalents balance was approximately $7.0 million in U.S. dollars. We may continue to experience future fluctuations in our earnings as a result of changes in foreign currency exchange rates. A hypothetical 1.0% change in the Australian dollar would have an insignificant impact on our net revenues or our earnings per share.
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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 17, 2015, we entered into a Settlement and Release Agreement (“Settlement Agreement”) with Del-Co and certain other named plaintiffs to resolve the First Del-Co Action and the Second Del-Co Action (discussed below). As previously disclosed, the Settlement Agreement provides that the Company will pay $125,000 to the plaintiffs’ counsel in the First Del-Co Action for a portion of the costs and expenses incurred in connection with the First Del-Co Action. The parties also agreed to withdraw and dismiss the demand for arbitration with prejudice with respect to the First Del-Co Action and the Second Del-Co Action. On July 27, 2015, the parties filed a Stipulation of Withdrawal, which included a copy of the Settlement Agreement, with the AAA. On July 28, 2015, the AAA notified the parties that it closed its file on the First Del-Co Action and the Second Del-Co Action.
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

On July 17, 2015, we entered into the Settlement Agreement with Del-Co and certain other named plaintiffs to resolve the First Del-Co Action and the Second Del-Co Action. As previously disclosed, the Settlement Agreement provides for the dismissal with prejudice of all claims in the Second Del-Co Action with respect to the named plaintiffs. The Settlement Agreement further provides that with respect to the Second Del-Co Action the plaintiffs and their counsel will not be reimbursed or otherwise compensated. The parties also agreed to withdraw and dismiss the demand for arbitration with prejudice with respect to the First Del-Co Action and the Second Del-Co Action. On July 20, 2015, the parties filed a Stipulation of Dismissal, which included a copy of the Settlement Agreement, with the court in the Second Del-Co Action. The court signed and entered the Order dismissing the Second Del-Co Action with prejudice on July 21, 2015. On July 27, 2015, the parties filed a Stipulation of Withdrawal, which included a copy of the Settlement Agreement, with the AAA. On July 28, 2015 the AAA notified the parties that it closed its file on the First Del-Co Action and the Second Del-Co Action.

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

On July 23, 2015, we entered into a Settlement Agreement with Mr. Gore to resolve the Gore Action. As previously disclosed, Settlement Agreement provides that the plaintiffs will dismiss with prejudice all of the claims in the Gore Arbitration with respect to the named plaintiff only. The Company has agreed to pay $125,000 to the plaintiff’s counsel for a portion of the costs and expenses incurred in connection with the Gore Action and the Gore Arbitration. On July 27, 2015, the parties filed a Stipulation of Withdrawal, which included a copy of the Settlement Agreement, with the AAA. On July 28, 2015 the AAA notified the parties that it closed its file on the Gore Action.

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

On February 19, 2014, the court denied the plaintiffs’ petition to stay arbitration, granted the petitions for an order to arbitrate and for a stay of the proceedings, and ordered the parties to arbitrate the claims asserted in the Consolidated Maryland Action, or the Consolidated Arbitration. On June 12, 2014, Mr. Katz moved to stay entry of judgment and to revise, alter, amend or vacate the court’s February 19, 2014 decision. On June 30, 2014, the court granted the parties’ joint request to stay this action for 120 days, pending the outcome of the SLC’s investigation of the claims asserted in the Shareholder Actions.

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

On July 31, 2015, we entered into a Settlement Agreement with the plaintiffs to resolve the Consolidated Maryland Action and the Consolidated Arbitration. As previously disclosed, the Settlement Agreement provides that the plaintiffs will dismiss with prejudice all of the claims and arbitration demands in the Consolidated Maryland Action and the Consolidated Arbitration with respect to the named plaintiffs only. The Company has agreed to pay an aggregate amount of $200,000 to the plaintiffs’ counsel in the consolidated actions for a portion of the costs and expenses incurred in connection with those two actions.
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

As discussed above, on July 31, 2015, we entered into a Settlement Agreement with the plaintiffs to resolve the Consolidated Maryland Action and the Consolidated Arbitration. The Settlement Agreement provides that the plaintiffs will dismiss with prejudice all of the claims and arbitration demands in the Consolidated Maryland Action and the Consolidated Arbitration with respect to the named plaintiffs only. The Company has agreed to pay an aggregate amount of $200,000 to the plaintiffs’ counsel in the consolidated actions for a portion of the costs and expenses incurred in connection with those two actions.
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

Discovery is currently ongoing with respect to the Company’s pending motion to dismiss Mr. Chashin’s derivative claims.

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

4.6
Supplemental Indenture No. 17, dated as of June 25, 2007, between the Company and U.S. Bank, relating to the Company’s 6.25% Senior Notes due 2017, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File Number 001-09317.)

4.7
Supplemental Indenture No. 18, dated as of September 18, 2007, between the Company and U.S. Bank, relating to the Company’s 6.65% Senior Notes due 2018, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File Number 001-09317.)

4.8
Supplemental Indenture No. 20, dated as of September 17, 2010, between the Company and U.S. Bank, relating to the Company’s 5.875% Senior Notes due 2020, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)

4.9
Supplemental Indenture No. 21, dated as of July 25, 2012, between the Company and U.S. Bank, relating to the Company’s 5.75% Senior Notes due 2042, including form thereof. (Incorporated by reference to the Company’s Registration Statement on Form 8-A dated July 25, 2012.)

10.1	Equity Commonwealth 2015 Equity Incentive Plan. (Incorporated by reference to the Company’s Current Report on 8-K dated June 18, 2015.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
President and Chief Executive Officer
Dated: August 6, 2015

By:	/s/ Adam S. Markman
Adam S. Markman
Executive Vice President, Chief Financial Officer and Treasurer
Dated: August 6, 2015