Form 10-Q
period 2015-09-30
Equity Commonwealth
filed 2015-11-05
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of October 31, 2015:  126,349,914.

EQUITY COMMONWEALTH

FORM 10-Q

September 30, 2015

EXPLANATORY NOTE

References in this Quarterly Report on Form 10-Q to the Company, EQC, we, us or our, refer to Equity Commonwealth and its consolidated subsidiaries as of September 30, 2015, unless the context indicates otherwise.

i

PART I.      Financial Information

Item 1.         Financial Statements.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	September 30, 2015	December 31, 2014
		(audited)
ASSETS
Real estate properties:
Land	$413,281	$714,238
Buildings and improvements	3,559,060	5,014,205
	3,972,341	5,728,443
Accumulated depreciation	(884,183)	(1,030,445)
	3,088,158	4,697,998
Properties held for sale	112,150	—
Acquired real estate leases, net	99,017	198,287
Cash and cash equivalents	1,649,162	364,516
Restricted cash	28,463	32,257
Rents receivable, net of allowance for doubtful accounts of $9,281 and $6,565, respectively	184,679	248,101
Other assets, net	162,614	220,480
Total assets	$5,324,243	$5,761,639

LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior unsecured debt, net	$1,460,360	$1,598,416
Mortgage notes payable, net	367,713	609,249
Liabilities related to properties held for sale	1,909	—
Accounts payable and accrued expenses	121,697	162,204
Assumed real estate lease obligations, net	4,890	26,784
Rent collected in advance	29,744	31,359
Security deposits	10,722	14,044
Total liabilities	1,997,035	2,442,056

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6 1/2% cumulative convertible; 4,915,196 and 4,915,497 shares issued and outstanding, respectively, aggregate liquidation preference of $122,880 and $122,887, respectively	119,263	119,266
Series E preferred shares; 7 1/4% cumulative redeemable on or after May 15, 2016; 11,000,000 shares issued and outstanding, aggregate liquidation preference $275,000	265,391	265,391
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 126,349,914 and 129,607,279 shares issued and outstanding, respectively	1,263	1,296
Additional paid in capital	4,410,951	4,487,133
Cumulative net income	2,290,564	2,233,852
Cumulative other comprehensive loss	(5,142)	(53,216)
Cumulative common distributions	(3,111,868)	(3,111,868)
Cumulative preferred distributions	(643,214)	(622,271)
Total shareholders’ equity	3,327,208	3,319,583
Total liabilities and shareholders’ equity	$5,324,243	$5,761,639
See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$125,459	$174,216	$457,128	$518,663
Tenant reimbursements and other income	33,749	42,379	118,829	130,386
Total revenues	159,208	216,595	575,957	649,049
Expenses:
Operating expenses	73,571	99,392	261,128	293,824
Depreciation and amortization	40,522	57,213	156,858	168,693
General and administrative	16,249	47,450	43,718	96,395
Loss on asset impairment	—	—	17,162	17,922
Acquisition related costs	—	—	—	5
Total expenses	130,342	204,055	478,866	576,839
Operating income	28,866	12,540	97,091	72,210
Interest and other income	637	406	4,813	1,071
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $171, $(91), $23 and $(700), respectively)	(25,111)	(35,245)	(82,926)	(111,079)
(Loss) gain on early extinguishment of debt	(3,887)	6,699	6,111	6,699
Gain on sale of equity investment	—	171,754	—	171,721
Gain on issuance of shares by an equity investee	—	—	—	17,020
Foreign currency exchange loss	(9,809)	—	(8,953)	—
Gain on sale of properties	39,793	—	42,953	—
Income from continuing operations before income taxes and equity in earnings of investees	30,489	156,154	59,089	157,642
Income tax expense	(23)	(703)	(2,377)	(2,166)
Equity in earnings of investees	—	1,072	—	24,460
Income from continuing operations	30,466	156,523	56,712	179,936
Discontinued operations:
Income from discontinued operations	—	95	—	8,220
Gain (loss) on asset impairment from discontinued operations	—	122	—	(2,238)
Loss on early extinguishment of debt from discontinued operations	—	—	—	(3,345)
Net income	30,466	156,740	56,712	182,573
Preferred distributions	(6,981)	(6,981)	(20,943)	(25,114)
Excess fair value of consideration over carrying value of preferred shares	—	—	—	(16,205)
Net income attributable to Equity Commonwealth common shareholders	$23,485	$149,759	$35,769	$141,254
Amounts attributable to Equity Commonwealth common shareholders:
Income from continuing operations	$23,485	$149,542	$35,769	$138,617
Income from discontinued operations	—	95	—	8,220
Gain (loss) on asset impairment from discontinued operations	—	122	—	(2,238)
Loss on early extinguishment of debt from discontinued operations	—	—	—	(3,345)
Net income	$23,485	$149,759	$35,769	$141,254
Weighted average common shares outstanding — basic	128,739	128,880	129,386	123,736
Weighted average common shares outstanding — diluted	129,878	131,243	130,093	123,736
Basic earnings per common share attributable to Equity Commonwealth common shareholders:
Income from continuing operations	$0.18	$1.16	$0.28	$1.12
Income from discontinued operations	$—	$—	$—	$0.02
Net income	$0.18	$1.16	$0.28	$1.14
Diluted earnings per common share attributable to Equity Commonwealth common shareholders:
Income from continuing operations	$0.18	$1.16	$0.27	$1.12
Income from discontinued operations	$—	$—	$—	$0.02
Net income	$0.18	$1.16	$0.27	$1.14
Distributions declared per common share	$—	$—	$—	$0.25
See accompanying notes.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$30,466	$156,740	$56,712	$182,573

Other comprehensive income, net of tax:
Unrealized gain (loss) on derivative instruments and other assets	821	1,805	(843)	3,432
Foreign currency translation adjustments	—	(20,392)	48,917	(4,844)
Equity in unrealized income (loss) of an investee	—	27	—	(22)
Total comprehensive income	$31,287	$138,180	$104,786	$181,139

See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,712	$182,573
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	117,239	122,571
Net amortization of debt discounts, premiums and deferred financing fees	23	(703)
Straight line rental income	(3,512)	(10,398)
Amortization of acquired real estate leases	28,386	39,431
Other amortization	17,224	15,181
Share-based compensation	11,765	3,142
Loss on asset impairment	17,162	20,160
Gain on early extinguishment of debt	(6,111)	(3,354)
Equity in earnings of investees	—	(24,460)
Loss on sale of equity investments	—	(171,721)
Gain on issuance of shares by an equity investee	—	(17,020)
Distributions of earnings from investees	—	20,680
Foreign currency exchange loss	8,953	—
Net gain on sale of properties	(42,953)	—
Other non-cash expenses	—	2,402
Change in assets and liabilities:
Restricted cash	(6,275)	5,634
Rents receivable and other assets	(46,607)	(28,586)
Accounts payable and accrued expenses	(5,769)	19,826
Rent collected in advance	(6,112)	(5,399)
Security deposits	1,298	37
Due to related persons	—	(9,277)
Cash provided by operating activities	141,423	160,719
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(43,396)	(81,935)
Principal payments received from direct financing lease	5,717	5,451
Proceeds from sale of properties, net	1,425,590	185,299
Proceeds from sale of securities	27,068	—
Proceeds from sale of equity investments, net	—	710,492
Increase in restricted cash	(3,238)	(4,796)
Cash provided by investing activities	1,411,741	814,511
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common shares	(87,983)	—
Payments on borrowings	(142,868)	(551,174)
Deferred financing fees	(7,143)	—
Distributions to common shareholders	—	(29,597)
Distributions to preferred shareholders	(20,943)	(25,114)
Cash used in financing activities	(258,937)	(605,885)

Effect of exchange rate changes on cash	(9,581)	(98)

Increase in cash and cash equivalents	1,284,646	369,247
Cash and cash equivalents at beginning of period	364,516	217,032
Cash and cash equivalents at end of period	$1,649,162	$586,279

See accompanying notes.
EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$93,598	$118,948
Taxes paid	5,853	2,732

NON-CASH INVESTING ACTIVITIES:
(Decrease) increase in capital expenditures recorded as liabilities	$(9,753)	$15,757

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

Note 2.  Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08.  ASU 2014-08 changes the criteria for reporting a discontinued operation.  Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation.  We adopted ASU 2014-08 on January 1, 2015, and determined that our 2015 dispositions and properties held for sale as of September 30, 2015 do not individually represent a strategic shift, as defined by the standard, that has or will have a major effect on our operations and financial results. As a result, the 2015 dispositions have not been presented as discontinued operations in the 2015 statements of operations.

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

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Note 4.  Real Estate Properties

During the nine months ended September 30, 2015 and 2014, we made improvements, excluding tenant-funded improvements, to our properties totaling $46.7 million and $65.9 million, respectively.

Properties Held For Sale:

We classify all properties that meet the criteria outlined in the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification (Codification) as held for sale on our condensed consolidated balance sheets.  As of December 31, 2014, we had no properties classified as held for sale. As of September 30, 2015, we classified the following properties as held for sale (dollars in thousands):

Asset	Date Sold	Segment	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price
Properties
One South Church Avenue	October 2015	CBD	1	1	240,811	$32,000
775 Ridge Lake Boulevard	October 2015	CBD	1	1	120,678	16,300
One Park Square	October 2015	CBD	1	6	259,737	34,300

Portfolio of Properties
9040 Roswell Road	October 2015	Suburban	1	1	178,941
The Exchange	October 2015	Suburban	1	2	187,632
3920 Arkwright Road	October 2015	Suburban	1	1	196,156
1775 West Oak Commons Court	October 2015	Suburban	1	1	79,854
Georgia portfolio			4	5	642,583	$48,550
			7	13	1,263,809	$131,150

Summarized balance sheet information for all properties classified as held for sale is as follows (in thousands):

September 30, 2015
Real estate properties	$108,023
Other assets, net	4,127
Properties held for sale	$112,150

Accounts payable and accrued expenses	$1,479
Security deposits	430
Liabilities related to properties held for sale	$1,909

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property Dispositions:
During the nine months ended September 30, 2015, we disposed of the following properties (dollars in thousands):

Asset	Date Disposed	Segment	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price	Gain (Loss) on Sale
Properties
11350 North Meridian Street	January 2015	Suburban	1	1	72,264	$4,200	$766
333 Laurel Oak Drive(1)	March 2015	Suburban	—	1	27,164	2,450	251
1921 E. Alton Avenue	March 2015	Suburban	1	1	67,846	14,533	4,850
46 Inverness Center Parkway	April 2015	Suburban	—	—	—	2,000	1,857
225 Water Street(2)	May 2015	CBD	1	1	318,997	—	—
Sorrento Valley Business Park	June 2015	Suburban	1	4	105,003	23,500	11,896
Illinois Center	August 2015	CBD	1	2	2,090,162	376,000	26,929
16th and Race Street	August 2015	CBD	1	1	608,625	43,000	7,922
185 Asylum Street	September 2015	CBD	1	1	868,395	113,250	17,619

Portfolio of properties
7450 Campus Drive	May 2015	Suburban	1	1	77,411
129 Worthington Ridge Road	May 2015	Suburban	1	1	227,500
599 Research Parkway	May 2015	Suburban	1	1	48,249
181 Marsh Hill Road	May 2015	Suburban	1	1	162,036
101 Barnes Road	May 2015	Suburban	1	1	45,755
15 Sterling Drive	May 2015	Suburban	1	1	173,015
35 Thorpe Avenue	May 2015	Suburban	1	1	79,862
50 Barnes Industrial Road North	May 2015	Suburban	1	1	154,255
5-9 Barnes Industrial Road	May 2015	Suburban	1	1	38,006
860 North Main Street	May 2015	Suburban	1	1	31,165
One Barnes Industrial Road South	May 2015	Suburban	1	1	30,170
Village Lane	May 2015	Suburban	1	2	58,185
100 Northfield Drive	May 2015	Suburban	1	1	116,986
905 Meridian Lake Drive	May 2015	Suburban	1	1	74,652
1717 Deerfield Road	May 2015	Suburban	1	1	141,186
1955 West Field Court	May 2015	Suburban	1	1	59,130
5015 S. Water Circle	May 2015	Suburban	1	1	113,524
Adams Place	May 2015	Suburban	1	2	230,259
Cabot Business Park	May 2015	Suburban	1	2	252,755
2300 Crown Colony Drive	May 2015	Suburban	1	1	45,974
Myles Standish Industrial Park	May 2015	Suburban	1	2	74,800
340 Thompson Road	May 2015	Suburban	1	1	25,000
100 South Charles Street	May 2015	CBD	1	1	159,616
6710 Oxon Hill	May 2015	Suburban	1	1	118,336
8800 Queen Avenue South	May 2015	Suburban	1	1	280,822
9800 Sherlard Parkway	May 2015	Suburban	1	1	46,765
Rosedale Corporate Plaza	May 2015	Suburban	1	3	149,116
1000 Shelard Parkway	May 2015	Suburban	1	1	62,499
525 Park Street	May 2015	CBD	1	1	75,636

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Asset	Date Disposed	Segment	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price	Gain (Loss) on Sale
1900 Meyer Drury Drive	May 2015	Suburban	1	1	65,225
131-165 West Ninth Street	May 2015	Suburban	1	1	75,517
7-9 Vreeland Road	May 2015	Suburban	1	1	155,891
5 Paragon Drive	May 2015	Suburban	1	1	119,089
1000 Vorhees Drive and 400 Laurel Oak Drive(1)	May 2015	Suburban	1	2	125,415
1601 Veterans Highway	May 2015	Suburban	1	1	63,608
Two Corporate Center Drive	May 2015	Suburban	1	1	291,230
11311 Cornell Park Drive	May 2015	Suburban	1	1	93,413
5300 Kings Island Drive	May 2015	Suburban	1	1	159,421
3 Crown Point Court	May 2015	Suburban	1	1	73,987
515 Pennsylvania Avenue	May 2015	Suburban	1	1	82,000
443 Gulph Road	May 2015	Suburban	1	1	21,000
4350 Northern Pike	May 2015	Suburban	1	1	503,885
Thunderbolt Place	May 2015	Suburban	1	2	100,505
6160 Kempsville Circle	May 2015	Suburban	1	1	129,565
448 Viking Drive	May 2015	Suburban	1	1	75,374
Portfolio of small office and industrial assets			45	53	5,287,790	$376,000	$(8,075)

2501 20th Place South	June 2015	CBD	1	1	125,722
420 20th Street North	June 2015	CBD	1	1	514,893
Inverness Center	June 2015	Suburban	1	4	475,882
701 Poydras Street	June 2015	CBD	1	1	1,256,971
300 North Greene Street	June 2015	CBD	1	1	324,305
1320 Main Street	June 2015	CBD	1	1	334,075
AL, LA, NC, SC office portfolio			6	9	3,031,848	$417,450	$41,596

12655 Olive Boulevard	June 2015	Suburban	1	1	98,588
1285 Fern Ridge Parkway	June 2015	Suburban	1	1	66,510
St. Louis portfolio			2	2	165,098	$14,300	$(2,349)

310-314 Invermay Road(3)	April 2015	Suburban	1	1	47,480
253-293 George Town Road(3)	April 2015	Suburban	1	1	143,914
7 Modal Crescent	June 2015	Suburban	1	1	164,160
71-93 Whiteside Road	June 2015	Suburban	1	1	303,488
9-13 Titanium Court	June 2015	Suburban	1	1	69,664
16 Rodborough Road	June 2015	Suburban	1	1	90,525
22 Rodborough Road	June 2015	Suburban	1	1	43,427
127-161 Cherry Lane	June 2015	Suburban	1	1	278,570
310-320 Pitt Street	June 2015	CBD	1	1	313,865
44-46 Mandarin Street	June 2015	Suburban	1	1	226,718
19 Leadership Way	June 2015	Suburban	1	1	76,714
Australia portfolio(4)			11	11	1,758,525	$232,955	$(47,851)

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Asset	Date Disposed	Segment	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price	Gain (Loss) on Sale
Widewaters Parkway	August 2015	Suburban	1	8	514,241
5062 Brittonfield Parkway	August 2015	Suburban	1	1	40,162
Woodcliff Drive	August 2015	Suburban	1	6	516,760
Interstate Place	August 2015	Suburban	1	2	61,399
1000 Pittsford - Victor Road	August 2015	Suburban	1	1	73,358
1200 Pittsford - Victor Road	August 2015	Suburban	1	1	18,900
Corporate Crossing	August 2015	Suburban	1	5	216,126
Canal View Boulevard	August 2015	Suburban	1	3	118,375
14 Classic Street	August 2015	Suburban	1	1	37,084
110 W Fayette Street	August 2015	CBD	1	1	304,906
251 Salina Meadows Parkway	August 2015	Suburban	1	1	65,617
Upstate New York portfolio			11	30	1,966,928	$104,625	$(12,458)
			82	117	16,368,645	$1,724,263	$42,953

(1)	This property contains three buildings. We sold one building in March 2015 and two buildings in May 2015.

(2)
Title to this property was transferred to the lender pursuant to a consensual foreclosure in full satisfaction of the mortgage debt with a principal balance of $40.1 million, resulting in a gain on early extinguishment of debt of $17.3 million for the nine months ended September 30, 2015. See Note 8 for additional information.

(3)	These properties were sold in a separate transaction to a different buyer than other Australian properties.

(4)	The loss on sale includes a $63.2 million cumulative foreign currency translation adjustment reclassified from cumulative other comprehensive loss due to the disposition of the Australian portfolio.
On June 27, 2014, we sold one CBD property (two buildings) and 13 suburban properties (41 buildings) with a combined 2,784,098 square feet for an aggregate sales price of $215.9 million, excluding mortgage debt repayments and closing costs. In conjunction with this transaction, we recognized a loss on asset impairment of $2.4 million and a loss on early extinguishment of debt of $3.3 million.

Results of operations for properties sold prior to December 31, 2014, are included in discontinued operations in our condensed consolidated statements of operations. Summarized income statement information for properties included in discontinued operations is as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2014
Rental income	$(16)	$14,220
Tenant reimbursements and other income	407	1,730
Total revenues	391	15,950

Operating expenses	261	7,115
General and administrative	6	9
Total expenses	267	7,124
Operating income	124	8,826
Interest and other income	2	2
Interest expense	(31)	(608)
Income from discontinued operations	$95	$8,220

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5.  Investment in Direct Financing Lease

We have an investment in a direct financing lease that relates to a lease with a term that exceeds 75% of the useful life of an office tower located within a mixed use property in Phoenix, AZ.  We recognize income using the effective interest method to produce a level yield on funds not yet recovered.  The carrying amount of our net investment of $6.7 million and $12.5 million as of September 30, 2015 and December 31, 2014, respectively, is included in other assets in our condensed consolidated balance sheets.

We monitor the payment history and credit profile of the tenant and have determined that no allowance for losses related to our direct financing lease was necessary at September 30, 2015 and December 31, 2014.  Our direct financing lease has an expiration date in 2045.

Note 6.  Equity Investments

Investment in SIR

SIR is a REIT that is primarily focused on owning and investing in net leased, single tenant properties. SIR was an unconsolidated equity method investment from July 2, 2013 until July 9, 2014. On July 9, 2014, we sold our entire stake of 22,000,000 common shares of SIR. As a result of this sale, we no longer hold any interest in SIR.

For the three and nine months ended September 30, 2014, we recorded equity in earnings of $1.1 million and $24.5 million, respectively, related to our investment in SIR on our condensed consolidated statement of operations. During the nine months ended September 30, 2014, we received cash distributions from SIR totaling $20.7 million.

The following unaudited summarized income statement information of SIR for the period from July 1, 2014 through July 9, 2014 and for the period from January 1, 2014 through July 9, 2014 is as follows (in thousands, except per share data):

	For the Period from July 1, 2014 through July 9, 2014	For the Period from January 1, 2014 through July 9, 2014
Rental income	$4,698	98,226
Tenant reimbursements and other income	923	16,980
Total revenues	5,621	115,206

Operating expenses	1,018	20,982
Depreciation and amortization	1,043	20,832
Acquisition related costs	—	374
General and administrative	357	7,731
Total expenses	2,418	49,919
Operating income	3,203	65,287
Interest expense	(295)	(7,287)
Gain on early extinguishment of debt	—	243
Income before income tax expense and equity in earnings of an investee	2,908	58,243
Income tax expense	—	(90)
Equity in earnings of an investee	11	32
Net income	$2,919	$58,185
Weighted average common shares outstanding	59,889	52,394
Net income per common share	$0.05	$1.11

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Investment in AIC

As of May 9, 2014, we had a net investment of $5.8 million in AIC, an insurance company that was owned in equal proportion by us, our former manager Reit Management & Research LLC (RMR), SIR and five other companies to which RMR provides management services.

On May 9, 2014, as a result of the removal of the former Trustees and in accordance with the terms of the shareholder agreement between us and the other AIC shareholders, the other AIC shareholders exercised their right to purchase all of the 20,000 shares of AIC we then owned.  We received $5.8 million in aggregate proceeds from this sale.  We no longer own any interest in AIC.  For the period from January 1, 2014 through May 9, 2014, we recorded equity in loss of $0.1 million related to our investment in AIC on our condensed consolidated statement of operations.

Our participation in the AIC property insurance program expired in June 2014.  See Note 17 for additional information about our investment in AIC.

Note 7.  Real Estate Mortgages Receivable

As of September 30, 2015 and December 31, 2014, we had total real estate mortgages receivable with an aggregate carrying value of $8.1 million included in other assets in our condensed consolidated balance sheets.  We provided mortgage financing totaling $7.7 million at 6.0% per annum in connection with our sale of three suburban office and industrial properties (18 buildings) in January 2013 in Dearborn, MI; this real estate mortgage requires monthly interest payments and matures on January 24, 2023.  We also provided mortgage financing totaling $0.4 million at 6.0% per annum in connection with our sale of a suburban office property in Salina, NY in April 2012. This real estate mortgage requires monthly interest payments and matures on April 30, 2019.

We monitor the payment history of the borrowers and have determined that no allowance for losses related to these real estate mortgages receivable were necessary at September 30, 2015, and December 31, 2014.

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
On January 29, 2015, we entered into a new credit agreement, pursuant to which the lenders agreed to provide (i) a $750.0 million unsecured revolving credit facility, (ii) a $200.0 million 5-year term loan facility and (iii) a $200.0 million 7-year term loan facility. The new agreement replaced our prior credit agreement, dated as of August 9, 2010, and our prior term loan agreement, dated as of December 16, 2010.  In connection with the new agreement, we recognized a loss on early extinguishment of debt of $0.4 million from the write-off of unamortized deferred financing fees for the nine months ended September 30, 2015. The revolving credit facility has a scheduled maturity date of January 28, 2019, which maturity date may be extended for up to two additional periods of six months at our option subject to satisfaction of certain conditions and the payment of an extension fee of 0.075% of the aggregate amount available under the revolving credit facility. The 5-year term loan and the 7-year term loan have scheduled maturity dates of January 28, 2020 and January 28, 2022, respectively. We used the proceeds of borrowings under the credit agreement to repay all amounts outstanding and due under the previous term loan agreement.

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

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Borrowings under our revolving credit facility currently bear interest at LIBOR plus a spread, which was 125 basis points as of September 30, 2015.  As of September 30, 2015, the interest rate payable on borrowings under our revolving credit facility was 1.44%.  As of September 30, 2015, we had no balance outstanding and $750.0 million available under our revolving credit facility. Our term loans currently bear interest at a rate of LIBOR plus a spread, which was 140 and 180 basis points for the 5-year and 7-year term loan, respectively, as of September 30, 2015.  As of September 30, 2015, the interest rates for the amounts outstanding under our 5-year term loan and 7-year term loan were 1.59% and 1.99%, respectively.  As of September 30, 2015, we had $200.0 million outstanding under each of our 5-year and 7-year term loans.

Debt Covenants:

Our public debt indenture and related supplements, our revolving credit facility agreement and our term loan agreement contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.  At September 30, 2015, we believe we were in compliance with all of our respective covenants under our public debt indenture and related supplements, our revolving credit facility and our term loan agreements.

Senior Unsecured Notes:

On May 1, 2015, we redeemed at par $138.8 million of our 5.75% senior unsecured notes due 2015 and recognized a loss on early extinguishment of debt of $0.1 million from the write-off of an unamortized discount and unamortized deferred financing fees.

Mortgage Notes Payable:

At September 30, 2015, six of our properties (10 buildings) with an aggregate net book value of $452.4 million had secured mortgage notes totaling $367.7 million (including net premiums and discounts) maturing from 2016 through 2026.

During the quarter ended June 30, 2014, we made the decision to cease making loan servicing payments on 225 Water Street in Jacksonville, Florida.  The first payment we determined not to make for this property was due on June 11, 2014.  The property was secured by a non-recourse mortgage loan. On October 10, 2014, we were notified by the lender that our decision to cease making loan servicing payments created an event of default effective July 11, 2014, and the lender exercised its option to accelerate the maturity of the unpaid balance of the loan. Beginning July 11, 2014, we accrued interest on this loan at 10.03%, to include the 4.0% of default interest. The lender filed a suit of foreclosure for this property and we cooperated with the lender to allow for a consensual foreclosure process.  On May 22, 2015, title to 225 Water Street was transferred to the lender pursuant to the consensual foreclosure in full satisfaction of the mortgage debt, with a principal balance of $40.1 million. The transaction resulted in a gain on early extinguishment of debt of $17.3 million for the excess of the debt principal balance over the net book value of the property for the nine months ended September 30, 2015.

In accordance with the agreement to sell 1320 Main Street, we were required to deliver the property unencumbered. On June 3, 2015, prior to the sale, we defeased the $38.7 million outstanding balance of the mortgage loan secured by 1320 Main Street. The defeasance costs and write off of the unamortized deferred financing costs, net of the write off of the unamortized premium, resulted in a net loss on early extinguishment of debt of $6.2 million for the nine months ended September 30, 2015.

In accordance with the agreement to sell 2501 20th Place South, we were required to deliver the property unencumbered. On June 5, 2015, we prepaid $10.0 million of 7.36% mortgage debt at 2501 20th Place South and recognized a

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

loss on early extinguishment of debt totaling $0.6 million for the nine months ended September 30, 2015, which consisted of a prepayment premium and the write off of unamortized deferred financing fees, net of the write off of an unamortized premium.

In accordance with the agreement to sell Illinois Center, we were required to deliver the property unencumbered. On August 3, 2015, prior to the sale, we defeased the outstanding $141.4 million balance of the mortgage loan secured by 111 East Wacker Drive, one of the buildings included in Illinois Center. The defeasance costs and write off of the unamortized deferred financing costs, net of the write off of the unamortized premium, resulted in a net loss on early extinguishment of debt of $3.9 million for the three and nine months ended September 30, 2015.

Note 9.  Shareholders’ Equity

Common Share Issuances:

During the nine months ended September 30, 2015, we issued 144 common shares to holders of 301 of our series D cumulative convertible preferred shares (series D preferred shares) who elected to convert their series D preferred shares into our common shares.

During 2014, we issued 10,412,499 common shares to holders of 10,264,503 of our series D preferred shares who converted their series D preferred shares into our common shares.

See Note 13 for information regarding equity issuances related to share-based compensation.

Common Share Repurchases:

On August 24, 2015, our Board of Trustees approved a common share repurchase plan, which authorizes the repurchase of up to $100.0 million of our outstanding common shares over the twelve month period following the date of authorization. On September 14, 2015, our Board of Trustees authorized the repurchase of up to an additional $100.0 million of our outstanding common shares over the twelve month period following the date of authorization. During the three and nine months ended September 30, 2015, we purchased and retired 3,410,300 of our common shares at a weighted average price of $25.76 per share.

Preferred Share Distributions:

In 2015, our Board of Trustees declared distributions on our series D preferred shares and series E cumulative redeemable preferred shares to date as follows:

Declaration Date	Record Date	Payment Date	Series D Dividend Per Share	Series E Dividend Per Share
January 16, 2015	February 2, 2015	February 17, 2015	$0.40625	$0.453125
April 8, 2015	May 1, 2015	May 15, 2015	$0.40625	$0.453125
July 9, 2015	July 31, 2015	August 17, 2015	$0.40625	$0.453125
October 9, 2015	November 2, 2015	November 16, 2015	$0.40625	$0.453125

Series D Preferred Shares:

The removal of our former Trustees on March 25, 2014, triggered a Fundamental Change Conversion Right of the series D preferred shares, as defined in our Articles Supplementary dated October 10, 2006, setting forth the terms of the series D preferred shares.  Pursuant to such right, the holders of series D preferred shares had the option to elect to convert all or any portion of their series D preferred shares at any time from April 9, 2014 until the close of business on May 14, 2014 into a number of common shares per $25.00 liquidation preference of the series D preferred shares equal to the sum of such $25.00 liquidation preference plus accrued and unpaid dividends to, but not including, May 14, 2014, divided by 98% of the average of the closing sale prices of the common shares for the five consecutive trading days ending on May 9, 2014, or the Fundamental Change Conversion Rate.  Holders of 10,263,003 series D preferred shares elected to exercise their Fundamental Change Conversion Right and converted their series D preferred shares into 10,411,779 of our common shares.  As a result of this

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

transaction, we recorded a preferred distribution of $16.2 million, for the excess of the market value of the common shares issued above the carrying value of the series D preferred shares redeemed. As of September 30, 2015, we had 4,915,196 outstanding series D preferred shares that were convertible into 2,363,103 of our common shares.

Note 10.  Cumulative Other Comprehensive Loss

The following tables present the amounts recognized in cumulative other comprehensive loss by component for the three and nine months ended September 30, 2015 (in thousands):

	Three Months Ended September 30, 2015
	Unrealized Loss on Derivative Instruments and Other Assets	Foreign Currency Translation Adjustments	Total
Balances as of July 1, 2015	$(5,963)	$—	$(5,963)

Other comprehensive loss before reclassifications	(418)	—	(418)
Amounts reclassified from cumulative other comprehensive loss to net income	1,239	—	1,239
Net current period other comprehensive income	821	—	821

Balances as of September 30, 2015	$(5,142)	$—	$(5,142)

	Nine Months Ended September 30, 2015
	Unrealized Loss on Derivative Instruments and Other Assets	Foreign Currency Translation Adjustments	Total
Balances as of January 1, 2015	$(4,299)	$(48,917)	$(53,216)

Other comprehensive loss before reclassifications	(1,461)	(14,290)	(15,751)
Amounts reclassified from cumulative other comprehensive loss to net income	618	63,207	63,825
Net current period other comprehensive (loss) income	(843)	48,917	48,074

Balances as of September 30, 2015	$(5,142)	$—	$(5,142)

The following tables present reclassifications out of cumulative other comprehensive loss for the three and nine months ended September 30, 2015 (in thousands):

	Amounts Reclassified from Cumulative Other Comprehensive Loss to Net Income
Details about Cumulative Other Comprehensive Loss Components	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Affected Line Items in the Statement of Operations
Interest rate swap contracts	$1,239	$3,698	Interest expense
Foreign currency translation adjustment activity	—	63,207	Gain on sale of properties
Realized gain on available for sale securities	—	(3,080)	Interest and other income
	$1,239	$63,825

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11.  Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and are generally not subject to federal and state income taxes provided we distribute a sufficient amount of our taxable income to our shareholders and meet other requirements for qualifying as a REIT.  Federal income tax expense for the nine months ended September 30, 2015 relates to taxes incurred as a result of a taxable built-in gain triggered by the sale of a property that was previously owned by a C corporation. We are also subject to certain state, local and Australian taxes without regard to our REIT status.

Our provision for income taxes consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Current:
State	$90	$39	$270	$300
Federal	—	—	525	—
Foreign	(67)	664	2,337	1,866
	23	703	3,132	2,166

Deferred:
Foreign	—	—	(755)	—
	—	—	(755)	—

Income tax expense	$23	$703	$2,377	$2,166

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in cumulative other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2015, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amounts reported in cumulative other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $4.5 million will be reclassified from cumulative other comprehensive loss as an increase to interest expense.

We have interest rate swap agreements to manage our interest rate risk exposure on $170.1 million of mortgage debt due 2019, which require interest at a spread over LIBOR.  The interest rate swap agreements utilized by us qualify as cash flow hedges and effectively modify our exposure to interest rate risk by converting our floating interest rate debt to a fixed interest rate basis for this loan through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  As of September 30, 2015, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount (in thousands)
Interest rate swap	2	$170,097

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 (amounts in thousands):

		Fair Value as of
Interest Rate Derivative Designated as Hedging Instrument	Balance Sheet Location	September 30, 2015	December 31, 2014
Pay-fixed swaps	Accounts payable and accrued expenses	$5,142	$7,462

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$(5,963)	$(10,079)	$(7,462)	$(11,706)
Amount of (loss) gain recognized in cumulative other comprehensive loss	(418)	537	(1,378)	(324)
Amount of loss reclassified from cumulative other comprehensive loss into interest expense	1,239	1,268	3,698	3,756
Unrealized gain on derivative instruments	821	1,805	2,320	3,432
Balance at end of period	$(5,142)	$(8,274)	$(5,142)	$(8,274)

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations.

As of September 30, 2015, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $5.6 million. As of September 30, 2015, we have not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their aggregate termination value of $5.6 million at September 30, 2015.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

year of service on the Board of Trustees. These awards equated to 3,843 shares per Trustee, for a total of 34,587 shares, valued at $26.02 per share, the closing price of our common shares on the NYSE on that day. These shares vest one year after the date of the award.
During the nine months ended September 30, 2015, 8,115 restricted shares were forfeited with an average per share fair value at grant date of $26.64, and 16,475 RSUs were forfeited with an average per share fair value at grant date of $20.50.
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
As of September 30, 2015, the estimated future compensation expense for all unvested restricted share grants was $16.0 million. Compensation expense for the restricted share awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares is approximately 3.0 years.
The RSUs are market based awards with a service condition and grant recipients may earn the RSU grants based on the Company’s total shareholder return (TSR) relative to the TSR's for the constituent REITs that comprise the NAREIT Office Index for the performance period of January 28, 2015 - January 28, 2018. Following the end of the performance period on January 28, 2018, the number of earned awards will be determined. The earned awards vest in two tranches with 50% of the earned award vesting on January 28, 2018 and the remaining 50% of the earned award vesting on January 28, 2019, subject to the grant recipient’s continued employment. Recipients of the Company’s RSUs are entitled to receive dividends with respect to the common shares underlying the RSUs if and when the RSUs are earned. To the extent that an award does not vest, the dividends will be forfeited. Compensation expense for the RSU awards was determined using a Monte Carlo simulation model and is being recognized ratably from the grant date to the vesting date of each tranche.
As of September 30, 2015, the estimated future compensation expense for all unvested RSUs was $22.5 million. The weighted average period over which the future compensation expense will be recorded for the RSUs is approximately 2.7 years.
The assumptions and fair values for the RSUs granted for the nine months ended September 30, 2015 are included in the following table on a per share basis.

2015
Fair value of RSUs granted	$38.55
Expected term (years)	4
Expected volatility	—
Expected dividend yield	1.88%
Risk-free rate	0.81%
During the three and nine months ended September 30, 2015, we recorded $3.7 million and $11.8 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our Board of Trustees and the Company's employees related to our Plan. At September 30, 2015, 3,215,413 common shares remain available for issuance under the Plan.
Prior Equity Grants

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

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14.  Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value during 2015, categorized by the level of inputs used in the valuation of each asset and liability (dollars in thousands):

		Fair Value at September 30, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Recurring Fair Value Measurements:
Effective portion of interest rate swap contracts	$(5,142)	$—	$(5,142)	$—
Derivative liability	(5,159)	—	—	(5,159)

Effective Portion of Interest Rate Swap Contracts

The fair value of our interest rate swap contracts is determined using the net discounted cash flows of each derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated credit spreads of the counterparties (level 3 inputs).  Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  As of September 30, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified as level 2 inputs in the fair value hierarchy.

Derivative Liability

On July 31, 2014, our shareholders voted to approve the reimbursement of expenses incurred by Related/Corvex (Note 17). Approximately $8.4 million was to be reimbursed only if the average closing price of our common shares was at least $26.00 (as adjusted for any share splits or share dividends) during the one year period after the date on which the reimbursement was approved by shareholders, and the remaining approximately $8.4 million will be reimbursed only if the average closing price of our common shares is at least $26.00 (as adjusted for any share splits or share dividends) during the one year period between the first and second anniversaries of the date on which the reimbursement was approved by shareholders. The average closing price of our common shares was at least $26.00 during the first one year period after the date on which the reimbursement was approved by shareholders, and in August 2015, we paid $8.4 million to Related/Corvex. The potential future reimbursement represents a derivative instrument as codified in ASC 815 Derivatives and Hedging which requires the potential future reimbursement to be recorded at fair value at each reporting date.

The fair value of the derivative liability as of December 31, 2014 was $6.7 million. The change in the fair value of $4.6 million and $6.9 million, respectively, for the three and nine months ended September 30, 2015 was recorded in general and administrative expenses in our condensed consolidated statement of operations for the three and nine months ended September 30, 2015. The valuation techniques and significant unobservable inputs used for our level 3 fair value measurement at September 30, 2015 were as follows:

Description	Fair Value at September 30, 2015	Primary Valuation Technique	Unobservable Inputs	Rate
Derivative liability	$5,159	Monte Carlo simulation	Risk-free rate	0.25%
			Volatility	20.0%

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial Instruments

In addition to the assets and liabilities described in the above table, our financial instruments include our cash and cash equivalents, real estate mortgages receivable, restricted cash, senior unsecured debt and mortgage notes payable.  At September 30, 2015 and December 31, 2014, the fair value of these additional financial instruments were not materially different from their carrying values, except as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior unsecured debt and mortgage notes payable, net	$1,828,073	$1,885,499	$2,207,665	$2,263,535

The fair values of our senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads (level 3 inputs).

Our cash and cash equivalents consists of cash maintained in time deposits, depository accounts and money market accounts.  From time-to-time we may also invest in various U.S. government securities.  We continually monitor the credit ratings of the financial institutions holding our deposits to minimize our exposure to credit risk.  Throughout the year, we have cash balances in excess of federally insured limits deposited with various financial institutions. We do not believe we are exposed to any significant credit risk on cash and cash equivalents.

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, as of September 30, 2015, no single tenant of ours is responsible for more than 4% of our total annualized rents.

Our derivative financial instruments, including interest rate swaps, are entered with major financial institutions and we monitor the amount of credit exposure to any one counterparty.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator for earnings per common share - basic:
Income from continuing operations	$30,466	$156,523	$56,712	$179,936
Preferred distributions	(6,981)	(6,981)	(20,943)	(25,114)
Excess fair value of consideration over carrying vale of preferred shares	—	—	—	(16,205)
Income from continuing operations attributable to Equity Commonwealth common shareholders	23,485	149,542	35,769	138,617
Discontinued operations	—	217	—	2,637
Numerator for net income per share - basic	$23,485	$149,759	$35,769	$141,254

Numerator for earnings per common share - diluted:
Income from continuing operations attributable to Equity Commonwealth common shareholders	23,485	149,542	35,769	138,617
Addition of Series D preferred distributions	—	1,998	—	—
Diluted income from continuing operations attributable to Equity Commonwealth common shareholders	23,485	151,540	35,769	138,617
Discontinued operations	—	217	—	2,637
Numerator for net income per share - diluted	23,485	151,757	35,769	141,254

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic	128,739	128,880	129,386	123,736
Weighted average number of common shares outstanding - diluted(1)	129,878	131,243	130,093	123,736

Earnings per share - basic:
Income from continuing operations attributable to Equity Commonwealth common shareholders	$0.18	$1.16	$0.28	$1.12
Discontinued operations	—	—	—	0.02
Net income per share - basic	$0.18	$1.16	$0.28	$1.14

Earnings per share - diluted:
Income from continuing operations attributable to Equity Commonwealth common shareholders	$0.18	$1.16	$0.27	$1.12
Discontinued operations	—	—	—	0.02
Net income per share - diluted	$0.18	$1.16	$0.27	$1.14

Anti-dilutive securities:
Effect of Series D preferred shares; 6 1/2% cumulative convertible(2)	2,363	—	2,363	4,786

(1)
As of September 30, 2015, we had granted RSUs to certain employees, officers, and the chairman of the Board of Trustees.  The RSUs contain both service and market-based vesting components.  None of the RSUs have vested.  If the

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

market-based vesting component was measured as of September 30, 2015, 1,139 common shares would be issued to the RSU holders, and no shares would have been issued for the other periods presented.  Using a weighted average basis, 1,139 and 707 common shares are reflected in diluted earnings per share for the three and nine months ended September 30, 2015, respectively.

(2)
The Series D preferred shares are excluded from the diluted earnings per share calculation because including the Series D preferred shares would also require that the preferred distributions be added back to net income, resulting in anti-dilution during the periods presented.

Note 16.  Segment Information

Our primary business is the ownership and operation of office properties.  We have two reportable segments based on our primary method of internal reporting: CBD properties and suburban properties.  More than 90% of our revenues from CBD and suburban properties are from office properties.  Our operating segments (i.e., our individual properties) are managed and operated consistently in accordance with our standard operating procedures.  We use property net operating income, or NOI, to evaluate the performance of our operating segments.  We define NOI as income from our real estate including lease termination fees received from tenants less our property operating expenses.  NOI excludes amortization of capitalized tenant improvement costs and leasing commissions.

As of September 30, 2015, we owned 24 CBD properties (31 buildings) and 43 suburban properties (101 buildings), excluding assets held for sale as of September 30, 2015.  Property level information by operating segment as of September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014, is as follows (in thousands):

	As of September 30,
	2015	2014
Square feet:
CBD properties	13,975	21,892
Suburban properties	11,311	21,027
Total properties(1)	25,286	42,919
 (1) Square footage of properties owned as of the respective dates.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Rental income:
CBD properties	$85,494	$109,822	$303,686	$326,155
Suburban properties	39,965	64,394	153,442	192,508
Total properties	$125,459	$174,216	$457,128	$518,663

Tenant reimbursements and other income:
CBD properties	$23,054	$27,653	$80,434	$86,359
Suburban properties	10,695	14,726	38,395	44,027
Total properties	$33,749	$42,379	$118,829	$130,386

NOI:
CBD properties	$53,564	$71,596	$203,077	$216,762
Suburban properties	32,073	45,607	111,752	138,463
Total properties	$85,637	$117,203	$314,829	$355,225

As of September 30, 2015, our investments in CBD properties and suburban properties, net of accumulated depreciation, were $2,027.3 million and $1,060.9 million, respectively.

The following table includes the reconciliation of NOI to net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements.  We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties.  We

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

A reconciliation of NOI to net income for the three and nine months ended September 30, 2015 and 2014, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Rental income	$125,459	$174,216	$457,128	$518,663
Tenant reimbursements and other income	33,749	42,379	118,829	130,386
Operating expenses	(73,571)	(99,392)	(261,128)	(293,824)
NOI	$85,637	$117,203	$314,829	$355,225

NOI	$85,637	$117,203	$314,829	$355,225
Depreciation and amortization	(40,522)	(57,213)	(156,858)	(168,693)
General and administrative	(16,249)	(47,450)	(43,718)	(96,395)
Loss on asset impairment	—	—	(17,162)	(17,922)
Acquisition related costs	—	—	—	(5)
Operating income	28,866	12,540	97,091	72,210

Interest and other income	637	406	4,813	1,071
Interest expense	(25,111)	(35,245)	(82,926)	(111,079)
(Loss) gain on early extinguishment of debt	(3,887)	6,699	6,111	6,699
Gain on sale of equity investments	—	171,754	—	171,721
Gain on issuance of shares by an equity investee	—	—	—	17,020
Foreign currency exchange loss	(9,809)	—	(8,953)	—
Gain on sale of properties	39,793	—	42,953	—
Income from continuing operations before income taxes and equity in earnings of investees	30,489	156,154	59,089	157,642
Income tax expense	(23)	(703)	(2,377)	(2,166)
Equity in earnings of investees	—	1,072	—	24,460
Income from continuing operations	30,466	156,523	56,712	179,936
Income from discontinued operations	—	95	—	8,220
Gain (loss) on asset impairment from discontinued operations	—	122	—	(2,238)
Loss on early extinguishment of debt from discontinued operations	—	—	—	(3,345)
Net income	$30,466	$156,740	$56,712	$182,573

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 17.  Related Person Transactions

The following discussion includes a description of our related person transactions for the three and nine months ended September 30, 2015 and 2014. Certain of these related person transactions, and their approvals, occurred prior to the election of our new Board of Trustees at the Special Meeting and the appointment of our current executive officers following the Special Meeting. The disclosure below under “—Transactions with Prior Related Persons” describes our transactions and approvals with our prior related persons.

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

Effective June 1, 2014, we entered into a one-year license agreement with Equity Group Investments, a private investment firm (Equity Group), to use office space on the sixth floor at Two North Riverside Plaza in Chicago, Illinois. The license fee was $0.2 million for the initial year. The license fee includes the non-exclusive use of additional areas on the sixth floor (such as conference rooms and common areas), certain administrative services (such as mail room services and reception desk staffing), office equipment, office furniture, supplies, licensee’s share of building operating expenses and real estate taxes and access to one parking space. Mr. Zell, our Chairman, is the Chairman and Chief Executive Officer of Equity Group, and Mr. Helfand, our President and Chief Executive Officer, is the Co-President of Equity Group. This license agreement was approved by the Audit Committee of the Board of Trustees and was scheduled to expire on May 31, 2015. On May 4, 2015, the Audit Committee of the Board of Trustees approved an agreement to extend the term of the license agreement through November 30, 2015. The license fee payment is approximately $0.1 million for the extended term. On November 2, 2015, the Audit Committee of the Board of Trustees approved an agreement to extend the term of the license agreement through January 31, 2016, for a maximum license fee payment of approximately $0.1 million.

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

Effective July 31, 2014, we entered into a sublease with Equity Residential Management, L.L.C. to occupy office space on the tenth floor of Two North Riverside Plaza in Chicago, Illinois. Equity Residential Management, L.L.C. leases the space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman. The initial term of the sublease was approximately seven months commencing on or about October 22, 2014, expiring on May 31, 2015, with one 3-month renewal option. The sublease payment was approximately $0.2 million for the initial term. This sublease was approved by the Audit Committee of the Board of Trustees. On May 4, 2015, the Audit Committee of the Board of Trustees approved an agreement to extend the term of the sublease through November 30, 2015. The sublease payment is approximately $0.2 million for the extended term. On November 2, 2015, the Audit Committee of the Board of Trustees approved an agreement to extend the term of the license agreement through January 31, 2016, for a maximum sublease payment of approximately $0.1 million.

Related/Corvex: On July 31, 2014, at the reconvened session of our 2014 annual meeting of shareholders, our shareholders voted to approve the reimbursement of approximately $33.5 million of expenses incurred by Related/Corvex since February 2013 in connection with their consent solicitations to remove our former Trustees and elect the new Board of Trustees and to engage in related litigation. Approximately $16.7 million was paid during the year ended December 31, 2014.  Approximately $8.4 million was to be reimbursed only if the average closing price of our common shares is at least $26.00 (as adjusted for any share splits or share dividends) during the one year period after the date on which the reimbursement was approved by shareholders, and the remaining approximately $8.4 million will be reimbursed only if the average closing price of our common shares is at least $26.00 (as adjusted for any share splits or share dividends) during the one year period between the first and second anniversaries of the date on which the reimbursement was approved by shareholders. The average closing

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

price of our common shares was at least $26.00 during the first one year period after the date on which the reimbursement was approved by shareholders, and in August 2015, we paid $8.4 million to Related/Corvex.

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

Pursuant to our business management agreement with RMR, we recognized business management fee expense of $31.7 million for the six months ended June 30, 2014. The fees for the six months ended June 30, 2014, include estimated 2014 incentive fees payable in common shares based on our common share total return. These amounts are included in general and administrative expenses, in our condensed consolidated financial statements. In accordance with the terms of our business management agreement, as amended in December 2013, we issued 68,206 of our common shares to RMR for the six months ended June 30, 2014 as payment for 10% of the base business management fee we recognized for such period. In connection with our property management agreement with RMR, the aggregate property management and construction supervision fees we recognized were $13.8 million for the six months ended June 30, 2014. These amounts are included in operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

On January 31, 2013, we entered into a business and property management agreement (Australia Management Agreement) with RMR Australia. RMR Australia is owned by our former Managing Trustees and our former President. RMR has agreed to waive half of the fees payable by us under our property management agreement with RMR and half of the business management fees otherwise payable by us under our business management agreement with RMR related to real estate investments that are subject to the Australia Management Agreement for so long as the Australia Management Agreement is in effect and we or any of our subsidiaries are paying the fees under that agreement. Pursuant to the Australia Management Agreement, we recognized aggregate business and property management fee expense of $0.9 million for the six months ended June 30, 2014, which amounts are equal to the fees waived by RMR and excluded from the amount that was payable to RMR during the six months ended June 30, 2014.

Termination and Cooperation Agreement: On September 30, 2014, we entered into a termination and cooperation agreement (Cooperation Agreement) with RMR and RMR Australia (together, Manager). Under the terms of the agreement, the existing business and property management agreements with RMR terminated effective September 30, 2014.

Pursuant to the Cooperation Agreement, through February 28, 2015, Manager agreed to use best efforts to assist us in the transition of our management and operations. We paid Manager $1.2 million per month for transition services from October 1, 2014 to February 28, 2015, which included continued management and other services for the Australian assets pursuant to the Australian Management Agreement. Beginning March 1, 2015, we agreed to pay Manager $0.1 million per month until we no longer required such services or until the Australia Management Agreement was terminated, which was terminated in the third quarter of 2015, effective October 31, 2015. There is no future obligation to pay any fees to Manager.

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

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Indemnification:  Pursuant to our declaration of trust and separate indemnification agreements, we have advanced amounts incurred for legal fees and costs on behalf of certain of the former Trustees and officers with respect to the legal proceedings described in Part II, Item 1, “Legal Proceedings” in this Quarterly Report. Pursuant to indemnification provisions in our business and property management agreements with RMR, we have also incurred legal fees and costs on behalf of RMR for claims brought against RMR in its capacity as our business and property manager with respect to certain legal proceedings described in Part II, Item 1, “Legal Proceedings” in this Quarterly Report. For the six months ended June 30, 2014, we incurred approximately $5.4 million in such legal fees and costs.

Note 18.  Subsequent Events

In October 2015, we sold seven properties (13 buildings), with 1,263,809 square feet for $131.2 million in a series of transactions (see Note 4).  These properties were classified as held for sale as of September 30, 2015.

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

At September 30, 2015, our portfolio, excluding properties held for sale, included 67 properties (132 buildings) with a combined 25.3 million square feet for a total investment of $4.0 billion at cost and a depreciated book value of $3.1 billion. Our portfolio consisted of: (i) 24 properties (31 buildings) with a combined 14.0 million square feet located in CBD locations, and (ii) 43 properties (101 buildings) with a combined 11.3 million square feet located in suburban locations.

As of September 30, 2015, our overall portfolio was 91.9% leased. During the three months ended September 30, 2015, we entered into leases for 1,384,000 square feet, including lease renewals for 955,000 square feet and new leases for 429,000 square feet.  Renewal leases entered into during the three months ended September 30, 2015 had weighted average cash and GAAP rental rates that were approximately 3.1% higher and 8.5% higher, respectively, as compared to prior rental rates for the same space, and new leases entered into during the three months ended September 30, 2015 had weighted average cash and GAAP rental rates that were approximately 3.6% higher and 11.4% higher, respectively, than prior rental rates for the same space.  The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatement, the magnitude and timing of contractual rent increases over the lease term, and the years of term for the newly executed leases compared to the prior leases.

On January 29, 2015, we entered into a new $1.15 billion credit agreement that reduced the interest rate and extended the term of our unsecured revolving credit facility and term loan. Pursuant to the new credit agreement, the lenders agreed to provide (i) a $750.0 million unsecured revolving credit facility, (ii) a $200.0 million 5-year term loan and (iii) a $200.0 million 7-year term loan.

Following the election of our new Board of Trustees and internalization of management in 2014, our new management team has focused on developing a plan to reshape our portfolio in order to create long-term value for shareholders. We suspended our former Trustees' repositioning plan and ceased to actively market properties which we had previously classified as held for sale that were not already subject to a binding sale agreement. This resulted in the reclassification of two CBD properties (two buildings) and 29 suburban properties (65 buildings) with a combined 5,641,450 square feet, which we had previously classified as held for sale as of December 31, 2013, to properties held and used in operations.  In connection with this reclassification, we reversed previously recorded impairment charges totaling $4.8 million, which includes the elimination of estimated costs to sell. The financial information presented in this Quarterly Report reflects the reclassification of these properties for all periods presented.

We have undertaken a comprehensive review of our portfolio and operations and have developed a new business strategy that focuses on reshaping our portfolio over time. We anticipate that as part of this plan, we will dispose of a significant portion of our properties that do not meet our long-term goals. Specifically, our Board of Trustees adopted a strategy to consider disposing of assets that have one or more of the following attributes: (1) assets that do not offer an opportunity to create a competitive advantage, (2) assets that are less than 150,000 square feet, (3) assets that are not office buildings, (4) assets that are not located in the U.S., or (5) assets that produce a low cash yield or require significant capital expenditures. In February 2015, we announced that we were in the early stages of implementing this plan and that we hope to sell up to $3.0 billion of assets, depending on market conditions. We expect to sell assets on a one-off basis as well as in portfolio transactions, where appropriate.

During the nine months ended September 30, 2015, we sold 81 properties (116 buildings) and one land parcel with a combined 16,049,648 square feet for an aggregate gross sales price of $1.7 billion, excluding closing costs. In October 2015, we sold seven properties (13 buildings), with 1,263,809 square feet for $131.2 million in a series of transactions (see Note 4).  These properties were classified as held for sale as of September 30, 2015. For more information regarding these transactions, see Note 4 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

As a result of the taxable losses recognized on property sales in 2015 and the net operating loss carryforward from 2014, we do not anticipate that a distribution to common shareholders will be required in 2015. The Board of Trustees has regularly reviewed our dividend policy and will continue to do so, at least annually.

As part of the disposition plan noted above, and pursuant to our accounting policy, we evaluated the recoverability of the carrying values of each of the real estate assets that comprised our portfolio and determined that due to the shortening of the expected periods of ownership and as a result of the disposition plan, it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio to reduce the assets to their estimated fair values.  During the nine months ended September 30, 2015, we recorded an impairment charge of $17.2 million in accordance with our impairment analysis procedures.

We expect to reinvest the capital received from dispositions to purchase new properties, repay debt, buy back shares or make other investments or distributions that further our long-term strategic goals. However, we may not be able to make acquisitions or other investments with the proceeds of the dispositions at the same pace that we are making such dispositions. Thus, as we transform our portfolio over the next several years, the timing of dispositions and acquisitions may cause significant shifts in our balance sheet, particularly with respect to our real estate assets and cash. If our real estate investments decrease significantly, income from operations may also decline.

Effective September 30, 2014, we terminated our business and property management relationships with RMR for our U.S. properties pursuant to a termination and cooperation agreement, which we refer to as the Cooperation Agreement. Pursuant to the Cooperation Agreement, through February 28, 2015, RMR and RMR Australia, which we refer to together as Manager, agreed to use best efforts to assist us in the transition of our management and operations. We paid Manager $1.2 million per month for transition services from October 1, 2014 to February 28, 2015, which included continued management and other services for the Australian assets pursuant to an existing management agreement, or the Australia Management Agreement. Beginning March 1, 2015, we agreed to pay Manager $0.1 million per month until we no longer required such services or until the Australia Management Agreement was terminated, which was terminated in the third quarter of 2015, effective October 31, 2015. The $2.6 million incurred pursuant to the Cooperation Agreement for the nine months ended September 30, 2015 is included in general and administrative expenses in our consolidated financial statements and is net of certain amounts due from RMR. There is no future obligation to pay any fees to Manager.

Effective October 1, 2014, we engaged CBRE to provide property management services for our U.S. properties. We pay CBRE a property-by-property management fee and may engage CBRE from time-to-time to perform project management services, such as coordinating and overseeing the completion of tenant improvements and other capital projects at the properties. We reimburse CBRE for certain expenses incurred in the performance of its duties, including certain personnel and equipment costs.

For the three and nine month ended September 30, 2015, we incurred expenses of $9.8 million and $34.6 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a portion of the properties revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of September 30, 2015 and December 31, 2014, we had amounts payable pursuant to these services of $4.9 million and $6.7 million, respectively.

Property Operations

Occupancy data for 2015 and 2014 are as follows (square feet in thousands):

	All Properties(1)		Comparable Properties(2)
	As of September 30,		As of September 30,
	2015	2014	2015	2014
Total properties	67	156	67	67
Total square feet	25,286	42,919	25,286	25,286
Percent leased(3)	91.9%	85.9%	91.9%	90.6%

(1)	Excludes properties sold or classified as held for sale in the period.

(2)
Based on properties owned continuously from January 1, 2014 through September 30, 2015, and excludes properties sold or classified as held for sale during the period ended September 30, 2015 and properties classified as discontinued operations for the period ended September 30, 2014.

(3)	Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

The weighted average lease term based on square feet for leases entered into during the three months ended September 30, 2015 was 6.3 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for leases entered into during the three months ended September 30, 2015 totaled $54.5 million, or $39.35 per square foot on average (approximately $6.22 per square foot per year of the lease term).

As of September 30, 2015, approximately 3.3% of our leased square feet and 5.6% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2015.  Renewed and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring for the remainder of 2015 are slightly above market. Lease expirations by year, as of September 30, 2015, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring	Square Feet Expiring(1)	% of Square Feet Expiring(1)	Cumulative % of Square Feet Expiring(1)	Annualized Rental Revenue Expiring(2)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2015	80	765	3.3%	3.3%	$28,877	5.6%	5.6%
2016	161	2,268	9.8%	13.1%	44,395	8.6%	14.2%
2017	152	2,226	9.6%	22.7%	47,948	9.2%	23.4%
2018	157	2,550	11.0%	33.7%	65,138	12.5%	35.9%
2019	111	1,642	7.1%	40.8%	44,810	8.6%	44.5%
2020	128	4,034	17.3%	58.1%	54,881	10.6%	55.1%
2021	71	2,008	8.6%	66.7%	47,673	9.2%	64.3%
2022	44	968	4.2%	70.9%	27,946	5.4%	69.7%
2023	46	1,620	7.0%	77.9%	43,156	8.3%	78.0%
2024	20	612	2.6%	80.5%	12,352	2.4%	80.4%
Thereafter	67	4,541	19.5%	100.0%	101,996	19.6%	100.0%
	1,037	23,234	100.0%		$519,172	100.0%

Weighted average remaining lease term (in years):		5.9			5.7

(1)
Square feet is pursuant to existing leases as of September 30, 2015, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of September 30, 2015, plus estimated recurring expense reimbursements; includes some triple net lease rents and excludes lease value amortization, straight line rent adjustments, free rent periods, and parking revenue.

A principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance, except from our government tenants, who usually pay rents monthly in arrears.  As of September 30, 2015, tenants representing 1% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant		Square Feet(1)	% of Total Square Feet(1)	% of Annualized Rental Revenue(2)	Weighted Average Remaining Lease Term
1.	Expedia, Inc.	398	1.7%	3.4%	3.1
2.	Office Depot, Inc.	640	2.8%	3.1%	8.1
3.	John Wiley & Sons, Inc.	414	1.8%	3.1%	16.5
4.	PNC Financial Services Group	587	2.5%	2.9%	5.4
5.	Flextronics International Ltd.	1,051	4.5%	2.1%	4.3
6.	J.P. Morgan Chase & Co.	356	1.5%	2.0%	9.2
7.	Level 3 Communications, Inc.	212	0.9%	1.9%	4.7
8.	Groupon, Inc.	394	1.7%	1.8%	9.9
9.	Jones Day	343	1.5%	1.7%	10.8
10.	Towers Watson & Co	376	1.6%	1.6%	4.2
11.	Ballard Spahr LLP	218	0.9%	1.5%	14.4
12.	Carmike Cinemas, Inc.	552	2.4%	1.5%	0.9
13.	RE/MAX Holdings, Inc.	249	1.1%	1.4%	12.6
14.	Sunoco	147	0.6%	1.3%	2.0
15.	Exelon Corporation	279	1.2%	1.3%	2.7
16.	Georgetown University	241	1.0%	1.2%	4.0
17.	The Bank of New York Mellon Corp.	99	0.4%	1.1%	6.2
18.	University of Pennsylvania Health System	238	1.0%	1.1%	6.1
19.	Wm. Wrigley Jr. Company	150	0.6%	1.1%	6.3
20.	FMC Corporation	207	0.9%	1.0%	0.7
	Total	7,151	30.6%	36.1%	6.5

(1)
Square footage is pursuant to existing leases as of September 30, 2015, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to existing leases as of September 30, 2015, plus straight line rent adjustments and estimated recurring expense reimbursements; includes some triple net lease rents and excludes lease value amortization.

Financing Activities

On August 3, 2015, we defeased the $141.4 million outstanding balance of the mortgage loan secured by 111 East Wacker Drive, one of the buildings included in Illinois Center. The defeasance costs and write off of the unamortized deferred financing costs, net of the write off of the unamortized premium, resulted in a net loss on early extinguishment of debt of $3.9 million for the three and nine months ended September 30, 2015.

On June 5, 2015, we prepaid $10.0 million of 7.36% mortgage debt at 2501 20th Place South and recognized a loss on early extinguishment of debt of $0.6 million due to a prepayment penalty for the nine months ended September 30, 2015.

On June 3, 2015, we defeased the $38.7 million outstanding balance of the mortgage loan secured by 1320 Main Street. The defeasance costs and write off of the unamortized deferred financing costs, net of the write off of the unamortized premium, resulted in a net loss on early extinguishment of debt of $6.2 million for the nine months ended September 30, 2015.

On May 22, 2015, title to 225 Water Street was transferred to the lender pursuant to the consensual foreclosure in full satisfaction of the mortgage debt, with a principal balance of $40.1 million. The transaction resulted in a gain on early extinguishment of debt of $17.3 million for the nine months ended September 30, 2015.

On May 1, 2015, we redeemed at par $138.8 million of our 5.75% senior unsecured notes due 2015 and recognized a loss on early extinguishment of debt of $0.1 million for the nine months ended September 30, 2015.

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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2015, Compared to Three Months Ended September 30, 2014

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Three Months Ended September 30,				Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	2015	2014	$ Change	% Change
	(in thousands)
Revenues:
Rental income:
CBD properties(3)	$76,201	$76,968	$(767)	(1.0)%	$9,293	$32,854	$85,494	$109,822	$(24,328)	(22.2)%
Suburban properties	34,497	35,244	(747)	(2.1)%	5,468	29,150	39,965	64,394	(24,429)	(37.9)%
Rental income	110,698	112,212	(1,514)	(1.3)%	14,761	62,004	125,459	174,216	(48,757)	(28.0)%
Tenant reimbursements and other income:
CBD properties	20,404	19,053	1,351	7.1%	2,650	8,600	23,054	27,653	(4,599)	(16.6)%
Suburban properties	9,717	8,817	900	10.2%	978	5,909	10,695	14,726	(4,031)	(27.4)%
Tenant reimbursements and other income	30,121	27,870	2,251	8.1%	3,628	14,509	33,749	42,379	(8,630)	(20.4)%
Operating expenses:
CBD properties	45,894	44,038	1,856	4.2%	9,090	21,841	54,984	65,879	(10,895)	(16.5)%
Suburban properties	16,288	16,424	(136)	(0.8)%	2,299	17,089	18,587	33,513	(14,926)	(44.5)%
Operating expenses	62,182	60,462	1,720	2.8%	11,389	38,930	73,571	99,392	(25,821)	(26.0)%

Net operating income(4):
CBD properties	50,711	51,983	(1,272)	(2.4)%	2,853	19,613	53,564	71,596	(18,032)	(25.2)%
Suburban properties	27,926	27,637	289	1.0%	4,147	17,970	32,073	45,607	(13,534)	(29.7)%
Net operating income	$78,637	$79,620	$(983)	(1.2)%	$7,000	$37,583	85,637	117,203	(31,566)	(26.9)%
Other expenses:
Depreciation and amortization							40,522	57,213	(16,691)	(29.2)%
General and administrative							16,249	47,450	(31,201)	(65.8)%
Total other expenses							56,771	104,663	(47,892)	(45.8)%
Operating income							28,866	12,540	16,326	130.2%
Interest and other income							637	406	231	56.9%
Interest expense							(25,111)	(35,245)	10,134	(28.8)%
(Loss) gain on early extinguishment of debt							(3,887)	6,699	(10,586)	(158.0)%
Gain on sale of equity investment							—	171,754	(171,754)	(100.0)%
Foreign currency exchange loss							(9,809)	—	(9,809)	(100.0)%
Gain on sale of properties							39,793	—	39,793	100.0%
Income from continuing operations before income taxes and equity in earnings of investees							30,489	156,154	(125,665)	(80.5)%
Income tax expense							(23)	(703)	680	(96.7)%
Equity in earnings of investees							—	1,072	(1,072)	(100.0)%
Income from continuing operations							30,466	156,523	(126,057)	(80.5)%
Discontinued operations:
Income from discontinued operations							—	95	(95)	(100.0)%
Gain on asset impairment from discontinued operations							—	122	(122)	(100.0)%
Net income							30,466	156,740	(126,274)	(80.6)%
Preferred distributions							(6,981)	(6,981)	—	—%
Net income attributable to Equity Commonwealth common shareholders							$23,485	$149,759	$(126,274)	(84.3)%

(1)	Comparable properties consist of 67 properties (132 buildings) we owned continuously from July 1, 2014 to September 30, 2015.

(2)	Other properties consist of properties sold and classified as held for sale.

(3)
During the three months ended September 30, 2015, we recognized non-recurring charges against revenues of $2.8 million related to a parking tax matter and a tenant lease termination at 600 West Chicago Avenue.

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

We refer to the 67 properties (132 buildings) we owned continuously from July 1, 2014 to September 30, 2015, as comparable properties.  We refer to the sold properties and properties classified as held for sale as other properties.  Our condensed consolidated statements of operations for the three months ended September 30, 2015 and 2014 include the operating results of 67 properties for the entire periods, as we owned these properties as of July 1, 2014.

Rental income. Rental income decreased $48.8 million in the 2015 period, compared to the 2014 period, primarily due to the properties sold in 2015. Our comparable properties were relatively stable in both periods with a slight decrease of 2.1% in rental income at our suburban properties and a 1.0% decrease in rental income at our CBD properties. During the three months ended September 30, 2015, we recognized non-recurring charges against revenues of $2.8 million related to a parking tax matter and a tenant lease termination at 600 West Chicago Avenue, one of our CBD properties. Rental income includes increases for non-cash straight line rent adjustments totaling $1.9 million in the 2015 period and $3.2 million in the 2014 period, and net reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $2.8 million in the 2015 period and $2.1 million in the 2014 period. Rental income also includes the recognition of lease termination fees totaling $1.8 million in the 2015 period and $1.5 million in the 2014 period.

Tenant reimbursements and other income. Tenant reimbursements and other income decreased $8.6 million in the 2015 period, compared to the 2014 period primarily due to the properties sold in 2015, partially offset by increases of $1.4 million and $0.9 million at our comparable CBD and suburban properties, respectively. The 7.1% increase at the comparable CBD properties resulted from higher real estate tax expense and higher operating expenses and the 10.2% increase at the comparable suburban properties resulted from higher real estate tax expense.

Operating expenses. The $25.8 million decrease in operating expenses during the 2015 period as compared to the 2014 period is due to the properties sold in 2015 and a $0.1 million decrease in operating expenses at the comparable suburban properties, partially offset by a $1.9 million increase at our comparable CBD properties. The 0.8% decrease in operating expenses at the comparable suburban properties primarily relates to decreases in management fees and bad debt expense, partially offset by higher real estate tax expense. The 4.2% increase in operating expenses at the comparable CBD properties primarily relates to increases in real estate tax expense, bad debt expense and utilities, partially offset by decreases in management fees and salaries and benefits.

Depreciation and amortization. The decrease in depreciation and amortization expense during the 2015 period as compared to the 2014 period primarily relates to properties sold in 2015.

General and administrative. The decrease in general and administrative expenses primarily relates to $11.5 million of business management and incentive fees paid to our prior external manager in 2014, a $19.1 million decrease related to the shareholder approved reimbursement of expenses incurred by Related/Corvex in connection with their consent solicitation to remove our former Trustees, and a $3.0 million decrease in legal costs, partially offset by $3.7 million of share-based compensation incurred in 2015.

Interest and other income. The increase in interest and other income primarily reflects an increase in interest income due to higher cash balances in the current year.

Interest expense. The decrease in interest expense in the 2015 period primarily reflects the prepayment of $265.0 million of 5.68% mortgage debt secured by 600 West Chicago in August 2014, the prepayment of $125.0 million of our 7.50% unsecured notes in November 2014, the payment of $100.0 million of our term loan in December 2014, the prepayment of $138.8 million of our 5.75% senior unsecured notes due 2015 in May 2015, the transfer of the $40.1 million mortgage debt balance secured by 225 Water Street to the lender in May 2015 and the defeasance of the outstanding $141.4 million balance of the mortgage debt secured by 111 East Wacker Drive, one of the buildings included in Illinois Center, in August 2015.

(Loss) gain on early extinguishment of debt. The loss on early extinguishment of debt in the 2015 period reflects a $3.9 million loss related to the defeasance of the mortgage loan secured by 111 East Wacker Drive, one of the buildings included in Illinois Center. The gain on early extinguishment of debt in the 2014 period primarily reflects the write-off of unamortized premiums and deferred financing fees related to the prepayment of $265.0 million of 5.68% mortgage debt at 600 West Chicago Avenue in August 2014.

Gain on sale of equity investment. The gain on sale of equity investment in the 2014 period reflects the sale on July 9, 2014 of our entire stake of 22,000,000 common shares of SIR at a per share sales price in excess of our per share carrying value.

Foreign currency exchange loss. The foreign currency exchange loss for the three months ended September 30, 2015 relates to the change in foreign currency rates resulting in losses on cash proceeds from the Australian portfolio disposition maintained in an Australian bank account prior to the transfer of cash from our Australian subsidiary to our U.S bank accounts.

Gain on sale of properties. In the third quarter of 2015, we recorded gains of $26.9 million, $17.6 million and $7.9 million related to the sales of Illinois Center, 185 Asylum Street and 16th and Race Street, respectively. These gains were partially offset by a loss in the third quarter of $12.5 million related to the sale of a portfolio in upstate New York.

Income tax expense. The decrease in income tax expense primarily relates to the foreign tax expense incurred in 2014 related to the Australian assets, which were sold in June 2015.

Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from SIR during the 2014 period prior to the sale of our entire stake of 22,000,000 common shares of SIR on July 9, 2014.

Income from discontinued operations. In 2015, we adopted ASU 2014-08 and did not classify the properties sold in 2015 as discontinued operations in accordance with this guidance. Income from discontinued operations in the 2014 period relates to 14 properties (43 buildings) sold in 2014.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Nine Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	2015	2014	$ Change	% Change
	(in thousands)
Revenues:
Rental income:
CBD properties(3)	$234,099	$227,418	$6,681	2.9%	$69,587	$98,737	$303,686	$326,155	$(22,469)	(6.9)%
Suburban properties	100,034	105,533	(5,499)	(5.2)%	53,408	86,975	153,442	192,508	(39,066)	(20.3)%
Rental income	334,133	332,951	1,182	0.4%	122,995	185,712	457,128	518,663	(61,535)	(11.9)%
Tenant reimbursements and other income:
CBD properties	60,188	61,156	(968)	(1.6)%	20,246	25,203	80,434	86,359	(5,925)	(6.9)%
Suburban properties	27,191	27,274	(83)	(0.3)%	11,204	16,753	38,395	44,027	(5,632)	(12.8)%
Tenant reimbursements and other income	87,379	88,430	(1,051)	(1.2)%	31,450	41,956	118,829	130,386	(11,557)	(8.9)%
Operating expenses:
CBD properties	130,694	131,927	(1,233)	(0.9)%	50,349	63,825	181,043	195,752	(14,709)	(7.5)%
Suburban properties	47,144	48,858	(1,714)	(3.5)%	32,941	49,214	80,085	98,072	(17,987)	(18.3)%
Operating expenses	177,838	180,785	(2,947)	(1.6)%	83,290	113,039	261,128	293,824	(32,696)	(11.1)%
Net operating income(4):
CBD properties	163,593	156,647	6,946	4.4%	39,484	60,115	203,077	216,762	(13,685)	(6.3)%
Suburban properties	80,081	83,949	(3,868)	(4.6)%	31,671	54,514	111,752	138,463	(26,711)	(19.3)%
Net operating income	$243,674	$240,596	$3,078	1.3%	$71,155	$114,629	314,829	355,225	(40,396)	(11.4)%
Other expenses:
Depreciation and amortization							156,858	168,693	(11,835)	(7.0)%
General and administrative							43,718	96,395	(52,677)	(54.6)%
Loss on asset impairment							17,162	17,922	(760)	(4.2)%
Acquisition related costs							—	5	(5)	(100.0)%
Total other expenses							217,738	283,015	(65,277)	(23.1)%
Operating income							97,091	72,210	24,881	34.5%
Interest and other income							4,813	1,071	3,742	349.4%
Interest expense							(82,926)	(111,079)	28,153	(25.3)%
Gain on early extinguishment of debt							6,111	6,699	(588)	(8.8)%
Gain on sale of equity investments							—	171,721	(171,721)	(100.0)%
Gain on issuance of shares by an equity investee							—	17,020	(17,020)	(100.0)%
Foreign currency exchange loss							(8,953)	—	(8,953)	(100.0)%
Gain on sale of properties							42,953	—	42,953	100.0%
Income from continuing operations before income taxes and equity in earnings of investees							59,089	157,642	(98,553)	(62.5)%
Income tax expense							(2,377)	(2,166)	(211)	9.7%
Equity in earnings of investees							—	24,460	(24,460)	(100.0)%
Income from continuing operations							56,712	179,936	(123,224)	(68.5)%
Discontinued operations:
Income from discontinued operations							—	8,220	(8,220)	(100.0)%
Loss on asset impairment from discontinued operations							—	(2,238)	2,238	(100.0)%
Loss on early extinguishment of debt from discontinued operations							—	(3,345)	3,345	(100.0)%
Net income							56,712	182,573	(125,861)	(68.9)%
Preferred distributions							(20,943)	(25,114)	4,171	(16.6)%
Excess fair value of consideration over carrying value of preferred shares							—	(16,205)	16,205	(100.0)%
Net income available for Equity Commonwealth common shareholders							$35,769	$141,254	$(105,485)	(74.7)%

(1)	Comparable properties consist of 67 properties (132 buildings) we owned continuously from January 1, 2014 to September 30, 2015.

(2)	Other properties consist of properties sold and classified as held for sale.

(3)
During the nine months ended September 30, 2015, we recognized non-recurring charges against revenues of $2.7 million related to a parking tax matter and a tenant lease termination at 600 West Chicago Avenue.

(4)	See Note 4 on page 34 for further information regarding NOI.
We refer to the 67 properties (132 buildings) we owned continuously from January 1, 2014 to September 30, 2015, as comparable properties.  We refer to the sold properties and properties classified as held for sale as other properties.  Our condensed consolidated statements of operations for the nine months ended September 30, 2015 and 2014 includes the operating results of 67 properties for the entire periods, as we owned these properties as of January 1, 2014.

Rental income. Rental income decreased $61.5 million in the 2015 period, compared to the 2014 period, primarily due to the properties sold during the nine months ended September 30, 2015. Our comparable suburban properties decreased $5.5 million primarily due to leasing activity at a particular building where one tenant vacated its space and two tenants shortened their remaining lease terms. In connection with these leasing transactions, the corresponding deferred rent receivable balances were written off or amortized over the shorter term. The decrease in rental income was offset by a $6.7 million increase at our CBD properties primarily due to the write offs in 2014 of an acquired real estate lease after a tenant vacated its space prior to the lease expiration and of a deferred rent receivable after a tenant contracted its lease space. During the nine months ended September 30, 2015, we recognized non-recurring charges against revenues of $2.7 million related to a parking tax matter and a tenant lease termination at 600 West Chicago Avenue, one of our CBD properties. Rental income includes increases for non-cash straight line rent adjustments totaling $3.6 million in the 2015 period and $10.2 million in the 2014 period, and net reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $6.0 million in the 2015 period and $8.5 million in the 2014 period. Rental income also includes the recognition of lease termination fees totaling $7.9 million in the 2015 period and $3.3 million in the 2014 period.

Tenant reimbursements and other income. Tenant reimbursements and other income decreased $11.6 million in the 2015 period, compared to the 2014 period primarily due to the properties sold in 2015 and a $1.0 million decrease at our comparable CBD properties resulting from lower real estate tax expense and lower operating expenses.

Operating expenses. The $32.7 million decrease in operating expenses during the 2015 period as compared to the 2014 period is primarily due to the properties sold during the nine months ended September 30, 2015, a decrease at our comparable CBD properties of $1.2 million and a decrease at our comparable suburban properties of $1.7 million. The decrease in operating expenses primarily reflects reduced real estate tax expense at our CBD properties and decreases in management fees and salaries and benefits at both our CBD and suburban properties, partially offset by increases in bad debt expense at the CBD properties, increases in real estate tax expense at our suburban properties and increases in property related legal fees at both our CBD and suburban properties.

Depreciation and amortization. The decrease in depreciation and amortization expense in the 2015 period when compared to the 2014 period primarily relates to properties sold in 2015 and a decrease in amortization due to the write off of an acquired real estate lease balance in 2014 after a tenant vacated its space prior to the lease expiration. These decreases were partially offset by an increase in depreciation and amortization expense resulting from the leasing transactions discussed above, where due to one tenant vacating its space and two other tenants shortening their remaining lease term, the corresponding tenant improvements were written off or depreciation was accelerated.

General and administrative. The decrease in general and administrative expenses primarily relates to $44.1 million of business management and incentive fees paid to our prior external manager in 2014, a $16.9 million decrease related to the shareholder approved reimbursement of expenses incurred by Related/Corvex in connection with their consent solicitation to remove our former Trustees, and an $8.8 million decrease in legal and litigation costs, partially offset by $2.6 million of expenses related to the termination and cooperation agreement with RMR and the internalization of our management, which includes an $8.4 million increase in share-based compensation.

Loss on asset impairment. During the nine months ended September 30, 2015, we recorded an impairment charge of $17.2 million related to 12655 Olive Boulevard, 1285 Fern Ridge Parkway and portfolios of properties located in Georgia and New York, based upon updated market information in accordance with our impairment analysis procedures. The impairment charge in 2014 includes $22.7 million related to 225 Water Street where we made the decision to cease making loan servicing payments, partially offset by the reversal of previously recorded impairment losses totaling $4.8 million for properties that were reclassified to continuing operations, which includes the elimination of estimated costs to sell.

Interest and other income. The increase in interest and other income primarily relates to a $3.1 million gain on the sale of securities in the first quarter of 2015.

Interest expense. The decrease in interest expense in the 2015 period primarily reflects the payment of the $235.0 million balance on our revolving credit facility in July 2014, the prepayment of $265.0 million of 5.68% mortgage debt in August 2014, the prepayment of $33.4 million of our 6.40% unsecured notes in September 2014, the prepayment of $125.0 million of our 7.50% unsecured notes in November 2014 the payment of $100.0 million of our term loan in December 2014, the prepayment of $138.8 million of our 5.75% senior unsecured notes due 2015 in May 2015 and the defeasance of the outstanding balance of the mortgage debt secured by 111 East Wacker Drive, one of the buildings included in Illinois Center, in August 2015.

Gain on early extinguishment of debt. The gain on early extinguishment of debt in the 2015 period reflects a $17.3 million gain related to the 225 Water Street foreclosure, partially offset by a $6.2 million loss related to the defeasance of the mortgage loan secured by 1320 Main Street, a $3.9 million loss related to the defeasance of the mortgage loan secured by 111 East Wacker Drive, a $0.6 million loss related to the prepayment of mortgage debt at 2501 20th Place South, a $0.1 million loss related to the redemption of $138.8 million of our 5.75% senior notes and a $0.4 million loss related to the new credit agreement entered into in January 2015, which resulted in the termination of our prior credit agreement. The gain on early extinguishment of debt in the 2014 period primarily reflects the write-off of unamortized premiums and deferred financing fees related to the prepayment of $265.0 million of 5.68% mortgage debt at 600 West Chicago Avenue in August 2014.

Gain on sale of equity investments. The gain on sale of equity investments in the 2014 period reflects the sale on July 9, 2014 of our entire stake of 22,000,000 common shares of SIR at a per share sales price in excess of our per share carrying value, partially offset by a loss on the sale of our investment in AIC in May 2014.

Gain on issuance of shares by an equity investee. The gain on issuance of shares by an equity investee primarily reflects the issuance of 10,000,000 common shares by SIR during the nine months ended September 30, 2014 at prices above our per share carrying value.

Foreign currency exchange loss. The foreign currency exchange loss for the nine months ended September 30, 2015 relates to the change in foreign currency rates resulting in losses on cash proceeds from the Australian portfolio disposition maintained in an Australian bank account prior to the transfer of cash from our Australian subsidiary to our U.S bank accounts.

Gain on sale of properties. In the first quarter of 2015, we sold two suburban properties (three buildings) and recorded a $5.9 million gain on sale of properties. In the second quarter of 2015, we recorded gains of $41.6 million and $11.9 million related to the sales of an office portfolio in AL, LA, NC, SC and Sorrento Valley Business Park, respectively. In the third quarter of 2015, we recorded gains of $26.9 million, $17.6 million and $7.9 million related to the sales of Illinois Center, 185 Asylum Street and 16th and Race Street, respectively. These gains were partially offset by a loss in the second quarter on the sale of properties in Australia of $47.9 million, which is net of the write off of approximately $63.2 million of foreign currency translation adjustments previously recorded in accumulated other comprehensive loss. We also recognized losses in the second quarter of $8.1 million and $2.3 million related to sales of a portfolio of small office and industrial properties and two properties in St. Louis, respectively and a loss in the third quarter of $12.5 million related to the sale of a portfolio in upstate New York.

Income tax expense. The increase in income tax expense relates to a federal income tax expense in the second quarter of 2015 incurred as a result of a taxable built-in gain triggered by the sale of a property that was previously owned by a C corporation. The increase in the federal tax expense was partially offset by a decrease in foreign tax expense related to the Australian assets, which were sold in June 2015.

Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from SIR during the 2014 period prior to the sale of our entire stake of 22,000,000 common shares of SIR on July 9, 2014 and our proportionate share of earnings from AIC during the 2014 period prior to the sale of our investment in AIC on May 9, 2014.

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

Preferred distributions. The decrease in preferred distributions reflects the conversion of 10,264,503 of our series D preferred shares into 10,412,499 of our common shares during the nine months ended September 30, 2014.

Excess fair value of consideration over carrying value of preferred shares. As a result of the conversion of our series D preferred shares in May 2014, we recorded a preferred distribution of $16.2 million for the excess of the market value of the common shares issued above the carrying value of the series D preferred shares converted.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As of September 30, 2015, we had $1.6 billion of cash and cash equivalents.  We expect to use our cash balances, cash flow from our operations and proceeds of future property sales to fund our operations, repay debt, make distributions, acquire assets, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

Our future cash flows from operating activities will depend primarily upon our:

•	ability to maintain or improve the occupancy of, and the rental rates at, our properties;

•	ability to control operating and financing cost increases at our properties; and

•	ability to purchase additional properties which produce rents, less property operating expenses, in excess of our costs of acquisition capital.

Volatility in energy costs and real estate taxes may cause our future operating costs to fluctuate; however, the impact of these fluctuations is expected to be largely offset by the pass through of operating costs to our tenants pursuant to lease terms, although there can be no assurance that we will be able to successfully offset these costs or that doing so would not negatively impact our competitive position or business.

Cash flows provided by (used in) operating, investing and financing activities were $141.4 million, $1,411.7 million and $(258.9) million, respectively, for the nine months ended September 30, 2015, and $160.7 million, $814.5 million and $(605.9) million, respectively, for the nine months ended September 30, 2014.  Changes in these three categories of our cash flows between 2015 and 2014 are primarily related to real estate improvements, our dispositions of properties, the sale of our SIR common shares during the 2014 period, our purchase of our common shares during the 2015 period, our repayments of debt, and our distributions to our common shareholders during the 2014 period.

Our Investment and Financing Liquidity and Resources

In order to maintain financial flexibility, to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions and investments or pay operating or capital expenses, we maintain an unsecured revolving credit facility with a group of institutional lenders. On January 29, 2015, we entered into a new credit agreement, pursuant to which the lenders agreed to provide (i) a $750.0 million unsecured revolving credit facility, (ii) a $200.0 million 5-year term loan facility and (iii) a $200.0 million 7-year term loan facility. The new agreement replaced our prior credit agreement, dated as of August 9, 2010, and our prior term loan agreement, dated as of December 16, 2010.  The revolving credit facility has a scheduled maturity date of January 28, 2019, which maturity date may be extended for up to two additional periods of six months at our option subject to satisfaction of certain conditions and the payment of an extension fee of 0.075% of the aggregate amount available under the revolving credit facility. The 5-year term loan and the 7-year term loan have scheduled maturity dates of January 28, 2020 and January 28, 2022, respectively. We used the proceeds of borrowings under the credit agreement to repay all amounts outstanding and due under the previous term loan agreement.

 Borrowings under our revolving credit facility currently bear interest at LIBOR plus a spread, which was 125 basis points as of September 30, 2015.  We also pay a facility fee of 25 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Both the interest rate spread and the facility fee are subject to adjustment based upon changes to our credit ratings.  We are allowed to borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  As of September 30, 2015, the interest rate payable on borrowings under our revolving credit facility was 1.44%.  As of September 30, 2015, we had no balance outstanding under our revolving credit facility.

Our term loans currently bear interest at a rate of LIBOR plus a spread, which was 140 and 180 basis points for the 5-year and 7-year term loan, respectively, as of September 30, 2015.  The interest rate spread is subject to adjustment based upon changes to our credit ratings.  As of September 30, 2015, the interest rate for the amounts outstanding under our term loan was

1.59% and 1.99% for the 5-year and 7-year term loan, respectively. As of September 30, 2015, our 5-year and 7-year term loans each had balances of $200.0 million.

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

During the nine months ended September 30, 2015, we paid an aggregate of $20.9 million of distributions on our series D and series E preferred shares.  On October 9, 2015, we announced that our Board of Trustees declared dividends of $0.40625 per series D preferred share and $0.453125 per series E preferred share, both of which are expected to be paid on November 16, 2015 to shareholders of record on November 2, 2015.

On August 24, 2015, our Board of Trustees approved a common share repurchase plan, which authorizes the repurchase of up to $100.0 million of our outstanding common shares over the twelve month period following the date of authorization. On September 14, 2015, our Board of Trustees authorized the repurchase of up to an additional $100.0 million of our outstanding common shares over the twelve month period following the date of authorization. During the three and nine months ended September 30, 2015, we purchased and retired 3,410,300 of our common shares at a weighted average price of $25.76 per share.

Our outstanding debt maturities and weighted average interest rates as of September 30, 2015, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
Year	Unsecured Floating Rate Debt	Unsecured Fixed Rate Debt	Secured Fixed Rate Debt		Total(1)	Weighted Average Interest Rate(2)
2015	$—	$—	$802		$802	5.8%
2016	—	139,104	119,347		258,451	5.8%
2017	—	250,000	44,865		294,865	6.2%
2018	—	250,000	3,847		253,847	6.6%
2019	—	—	164,613	(3)	164,613	5.7%
2020	200,000	250,000	1,674		451,674	4.0%
2021	—	—	25,982		25,982	5.7%
2022	200,000	—	799		200,799	2.0%
2023	—	—	702		702	5.7%
2024	—	—	743		743	5.7%
Thereafter	—	175,000	991		175,991	5.8%
	$400,000	$1,064,104	$364,365		$1,828,469	5.1%

(1)	Total debt outstanding as of September 30, 2015, including net unamortized premiums and discounts, equals $1,828,073.

(2)	Weighted based on current contractual interest rates.

(3)
We have a mortgage loan with an aggregate outstanding principal balance as of September 30, 2015 of $170,097 secured by 1735 Market Street that matures in 2019. Interest on this loan is payable at a rate equal to a spread over LIBOR, but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% per year until December 1, 2016.

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
During the nine months ended September 30, 2015, we sold 81 properties (116 buildings) and one land parcel with a combined 16,049,648 square feet for an aggregate sales price of $1.7 billion, excluding closing costs. In October 2015, we sold seven properties (13 buildings), with 1,263,809 square feet for $131.2 million in a series of transactions.  For more information regarding these transactions, see Note 4 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

 During the nine months ended September 30, 2015 and 2014, amounts capitalized at our properties, including properties sold and properties classified in discontinued operations, for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Tenant improvements(1)	$13,497	$10,719	$33,398	$42,249
Leasing costs(2)	14,166	15,838	34,732	26,574
Building improvements(3)	4,975	5,897	12,661	14,800
Development, redevelopment and other activities(4)	352	2,273	591	8,820

(1)	Tenant improvements include capital expenditures to improve tenants’ space.

(2)	Leasing costs include leasing related costs such as brokerage commissions and tenant inducements.

(3)
Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.

(4)
Development, redevelopment and other activities generally include (i) major capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property, and (ii) major capital expenditure projects that reposition a property or result in new sources of revenue.

During the three months ended September 30, 2015, commitments made for expenditures in connection with leasing space at our properties, such as tenant improvements and leasing commissions, excluding properties sold, were as follows (dollar and square foot measures in thousands, except per square foot measures):

	New Leases	Renewals	Total
Rentable square feet leased during the period	429	955	1,384
Tenant leasing costs and concession commitments (1)	$26,049	$28,402	$54,451
Tenant leasing costs and concession commitments per rentable square foot (1)	$60.72	$29.74	$39.35
Weighted average lease term by square foot (years)	9.2	5.0	6.3
Total leasing costs and concession commitments per rentable square foot per year (1)	$6.62	$5.89	$6.22

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions.

Debt Covenants

Our unsecured debt obligations at September 30, 2015 were our term loans and our publicly issued senior unsecured notes. Our public debt indenture and related supplements, our revolving credit facility and our term loan agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios.  At September 30, 2015, we believe we were in compliance with all covenants under our indenture and related supplements, and we believe we were in compliance with all respective covenants under our revolving credit facility and our term loan agreement.  In addition to our unsecured debt obligations, we had $367.7 million (including net unamortized premiums and discounts) of mortgage notes outstanding at September 30, 2015.

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

Off Balance Sheet Arrangements

As of September 30, 2015, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We had no swaps or hedges as of September 30, 2015, other than the cash flow hedge associated with our $170.1 million of mortgage debt described in Note 12 to the notes to our condensed consolidated financial statements, under “Our Investment and Financing Liquidity and Resources” above in Part I, Item 2 and under “Quantitative and Qualitative Disclosures About Market Risk” included in Part I, Item 3 of this Quarterly Report.

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

The following table provides a reconciliation of net income to FFO attributable to Equity Commonwealth common shareholders and a calculation to Normalized FFO attributable to Equity Commonwealth common shareholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reconciliation to FFO:
Net income	$30,466	$156,740	$56,712	$182,573
Depreciation and amortization	40,522	57,213	156,858	168,693
Loss on asset impairment from continuing operations	—	—	17,162	17,922
(Gain) loss on asset impairment from discontinued operations	—	(122)	—	2,238
FFO from equity investees	—	1,456	—	33,007
Gain on sale of properties	(39,793)	—	(42,953)	—
Equity in earnings of investees	—	(1,072)	—	(24,460)
FFO attributable to Equity Commonwealth	31,195	214,215	187,779	379,973
Preferred distributions	(6,981)	(6,981)	(20,943)	(25,114)
FFO attributable to Equity Commonwealth common shareholders	$24,214	$207,234	$166,836	$354,859

Reconciliation to Normalized FFO:
FFO available for Equity Commonwealth common shareholders	$24,214	$207,234	$166,836	$354,859
Recurring adjustments:
Lease value amortization	2,766	2,099	6,033	8,517
Straight line rent from continuing operations	(1,901)	(3,197)	(3,584)	(10,172)
Straight line rent from discontinued operations	—	—	—	(226)
Loss (gain) on early extinguishment of debt from continuing operations	3,887	(6,699)	(6,111)	(6,699)
Loss on early extinguishment of debt from discontinued operations	—	—	—	3,345
Minimum cash rent from direct financing lease	2,032	2,032	6,096	6,096
Gain on sale of equity investment	—	(171,754)	—	(171,721)
Gain on issuance of shares by an equity investee	—	—	—	(17,020)
Interest earned from direct financing lease	(96)	(186)	(356)	(623)
Normalized FFO from equity investees, net of FFO	—	—	—	(3,353)
Other items which affect comparability:
Shareholder litigation costs and transition-related expenses	5,474	27,777	8,731	36,582
Transition services fee	198	—	2,613	—
Acquisition related costs	—	—	—	5
Gain on sale of securities	—	—	(3,080)	—
Foreign currency exchange loss	9,809	—	8,953	—
Normalized FFO attributable to Equity Commonwealth common shareholders	$46,383	$57,306	$186,131	$199,590

Related Person Transactions

We have engaged in certain related person transactions during the nine months ended September 30, 2015 and September 30, 2014, both prior to and following our Special Meeting at which our new Board of Trustees was elected.

Following the Special Meeting, we entered into transactions with certain of our existing Trustees and executive officers and shareholders owning 5% or more of our common shares, or with persons or entities associated with such persons. We entered into a one-year license agreement for office space with an entity associated with Mr. Zell, our Chairman, and Mr. Helfand, our President and Chief Executive Officer for approximately $0.2 million for the year. On May 4, 2015 and

November 2, 2015, the Audit Committee of the Board of Trustees approved an agreement to extend the term of the license agreement through November 30, 2015 and January 31, 2016, respectively. The license fee payment is approximately $0.1 million for the extended term. We entered into a one-year lease with one three-month renewal option for office space with an entity associated with Mr. Zell for approximately $0.2 million for the initial term, which lease was terminated, effective January 31, 2015. We also entered into a sublease agreement for office space, the landlord of which is an entity associated with Mr. Zell, for approximately $0.2 million for the initial term of approximately seven months. On May 4, 2015 and November 2, 2015, the Audit Committee of the Board of Trustees approved an agreement to extend the term of the sublease through November 30, 2015 and January 31, 2016, respectively. The sublease payment is approximately $0.2 million for the extended term. In 2015, we entered into a lease for office space with an entity associated with Mr. Zell, our Chairman, for approximately $0.5 million for the initial year beginning in 2016, and $0.8 million annually thereafter. We believe that the foregoing transactions with our existing Trustees and executive officers are on market terms.

At the Special Meeting our shareholders voted to approve the reimbursement of approximately $33.5 million of expenses incurred by Related Fund Management, LLC and Corvex Management LP, which we refer to together as Related/Corvex, since February 2013 in connection with their consent solicitations to remove our former Trustees and elect the new Board of Trustees and to engage in related litigation. At the time the reimbursement was approved, Related/Corvex, according to them, owned approximately 5.7% in the aggregate of our common shares. Approximately $16.7 million was paid and expensed during the year ended December 31, 2014.  Approximately $8.4 million was to be reimbursed only if the average closing price of our common shares was at least $26.00 (as adjusted for any share splits or share dividends) during the one year period after the date on which the reimbursement was approved by shareholders, and the remaining approximately $8.4 million will be reimbursed only if the average closing price of our common shares is at least $26.00 (as adjusted for any share splits or share dividends) during the one year period between the first and second anniversaries of the date on which the reimbursement was approved by shareholders. The average closing price of our common shares was at least $26.00 during the first one year period after the date on which the reimbursement was approved by shareholders, and in August 2015 we paid $8.4 million to Related/Corvex. As these future potential payments represent a “derivative liability”, we expensed approximately $6.9 million during the nine months ended September 30, 2015. The fair value of this derivative liability on September 30, 2015 was $5.2 million. The total expense of $6.9 million incurred during the nine months ended September 30, 2015, is included in general and administrative expenses in our condensed consolidated financial statements.

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

Effective September 30, 2014, we terminated our business and property management relationships with RMR for our U.S. properties pursuant to a termination and cooperation agreement, which we refer to as the Cooperation Agreement. Pursuant to the Cooperation Agreement, through February 28, 2015, RMR and RMR Australia, which we refer to together as Manager, agreed to use best efforts to assist us in the transition of our management and operations. We paid Manager $1.2 million per month for transition services from October 1, 2014 to February 28, 2015, which included continued management and other services for the Australian assets pursuant to an existing management agreement, or the Australia Management Agreement. Beginning March 1, 2015, we agreed to pay Manager $0.1 million per month until we no longer required such services or until the Australia Management Agreement was terminated, which was terminated in the third quarter of 2015, effective October 31, 2015. The $2.6 million incurred pursuant to the Cooperation Agreement for the nine months ended September 30, 2015 is included in general and administrative expenses in our condensed consolidated financial statements and is net of certain amounts due from RMR. There is no future obligation to pay any fees to Manager.

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

At September 30, 2015, our outstanding fixed rate debt consisted of the following senior unsecured notes and secured mortgage notes (dollars in thousands):

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

No principal repayments are due under our senior unsecured notes until maturity.

Secured Mortgage Notes:

Debt	Principal Balance(1)	Annual Interest Rate(1)		Annual Interest Expense(1)	Maturity	Interest Payment Due
111 Monument Circle	$116,000	5.24%		$6,140	3/1/2016	Monthly
Parkshore Plaza	41,275	5.67%		2,373	5/1/2017	Monthly
1735 Market Place	170,097	5.66%	(2)	9,650	12/2/2019	Monthly
206 East 9th Street	27,631	5.69%		1,601	1/5/2021	Monthly
33 Stiles Lane	2,874	6.75%		201	3/1/2022	Monthly
97 Newberry Road	6,488	5.71%		378	3/1/2026	Monthly
	$364,365			$20,343

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

(2)
Interest on this loan is payable at a rate equal to a spread over LIBOR, but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% until December 1, 2016.  The floating interest rate at September 30, 2015 was 2.80%.

Some of our secured notes require principal and interest payments through maturity pursuant to amortization schedules, and some of our secured notes require interest only payments through maturity.

Swap Agreements

We have interest rate swap agreements to manage our interest rate risk exposure on $170.1 million of mortgage notes due 2019, which require us to pay interest at a rate equal to a spread over LIBOR.  The interest rate swap agreements utilized by us effectively modify our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements.  Approximately 9.3% ($170.1 million) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at September 30, 2015.  As of September 30, 2015, the fair value of our derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive loss in our condensed consolidated balance sheet totaled $5.1 million.

Fixed Rate Debt

Because our fixed rate unsecured and secured notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations.  If all of these notes were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $14.3 million.

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

Floating Rate Debt

At September 30, 2015, our unhedged floating rate debt consisted of our term loans.  Our $200.0 million 5-year term loan matures in January 2020 and our $200.0 million 7-year term loan matures in January 2022.  Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus spreads that are subject to adjustment based upon changes to our credit ratings.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility or term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk.  Generally, a change in market interest rates would not affect the value of these floating rate debts, but would affect our operating results.  The following table presents the impact a 100 basis point increase in interest rates would have on our floating rate interest expense as of September 30, 2015 (dollars in thousands):

	Impact of Changes in Interest Rates
			Total Interest
	Interest Rate Per Year(1)	Outstanding Debt	Expense Per Year
Term loans at September 30, 2015	1.59%/1.99%	$400,000	$7,172
100 basis point increase	2.59%/2.99%	$400,000	$11,172

(1)	Based on the interest rates and outstanding borrowings of our floating rate debt as of September 30, 2015.

Foreign Currency Risk

There's a risk that our financial results will be affected by changes in currency exchange rates.  As a result of the sale of our Australian portfolio, our primary exposure to foreign currency exchange rates relates to the translation of the cash and cash equivalent balance at our Australian subsidiary from Australian dollars into U.S. dollars.  At September 30, 2015, the

Australia dollar cash and cash equivalents balance was $3.7 million in U.S. dollars, or approximately less than 0.1% of our total assets on our condensed consolidated balance sheet.
In July 2015, we transferred approximately $218.0 million in U.S. dollars from our Australian subsidiary to our U.S. bank accounts. As a result of the change in foreign exchange rates on our cash maintained in an Australian bank account prior to the transfer of cash to a U.S. bank account, we recognized foreign currency exchange losses of approximately $9.8 million in our third quarter 2015 consolidated financial statements. In October 2015, we transferred approximately $3.4 million in U.S. dollars from our Australian subsidiary to our U.S. bank accounts and expect to recognize foreign currency exchange gains of approximately $0.1 million in our annual 2015 consolidated financial statements. As of October 31, 2015, we no longer have any cash maintained in Australian bank accounts.
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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The SLC, with the assistance of counsel, reviewed approximately 300,000 pages of documents and conducted numerous in-person interviews, including interviews of each living defendant in the Shareholder Actions, officers of RMR, and the lead underwriter on the equity offering that the Company completed in 2013, or the Equity Offering. The SLC concluded that, given the cost of pursuing the claims in the Shareholder Actions, the low likelihood of success on the merits, and the likelihood that the Company will be required to indemnify the former officers and former Trustees for any damages, it is in the best interest of the Company and its shareholders to dismiss the lawsuits. On November 6, 2014, the SLC finalized its report, which details the SLC’s investigation, analysis and conclusions. Based on the SLC’s determination, we moved to dismiss those Shareholder Actions that remained pending at the time the SLC’s report was finalized. We have since entered into settlement agreements with the plaintiffs in all of those actions, all of which have been dismissed with prejudice as to each plaintiff, for an aggregate payment of $525,000.
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

On July 17, 2015, we entered into a Settlement and Release Agreement (“Del-Co Settlement Agreement”) with Del-Co and certain other named plaintiffs to resolve the First Del-Co Action and the Second Del-Co Action (discussed below). In accordance with the Del-Co Settlement Agreement, the Company paid $125,000 to the plaintiffs’ counsel in the First Del-Co Action for a portion of the costs and expenses incurred in connection with the First Del-Co Action. The parties also agreed to withdraw and dismiss the demand for arbitration with prejudice with respect to the First Del-Co Action and the Second Del-Co Action. On July 27, 2015, the parties filed a Stipulation of Withdrawal, which included a copy of the Del-Co Settlement Agreement, with the AAA. On July 28, 2015, the AAA notified the parties that it closed its file on the First Del-Co Action and the Second Del-Co Action.
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

On July 17, 2015, we entered into the Del-Co Settlement Agreement with Del-Co and certain other named plaintiffs to resolve the First Del-Co Action and the Second Del-Co Action. As previously disclosed, the Del-Co Settlement Agreement provides for the dismissal with prejudice of all claims in the Second Del-Co Action with respect to the named plaintiffs. The Del-Co Settlement Agreement further provides that with respect to the Second Del-Co Action the plaintiffs and their counsel will not be reimbursed or otherwise compensated. The parties also agreed to withdraw and dismiss the demand for arbitration with prejudice with respect to the First Del-Co Action and the Second Del-Co Action. On July 20, 2015, the parties filed a Stipulation of Dismissal, which included a copy of the Del-Co Settlement Agreement, with the court in the Second Del-Co Action. The court signed and entered the Order dismissing the Second Del-Co Action with prejudice on July 21, 2015. On July 27, 2015, the parties filed a Stipulation of Withdrawal, which included a copy of the Del-Co Settlement Agreement, with the AAA. On July 28, 2015 the AAA notified the parties that it closed its file on the First Del-Co Action and the Second Del-Co Action.

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

On July 23, 2015, we entered into a settlement agreement (the "Gore Settlement Agreement") with Mr. Gore to resolve the Gore Action. As previously disclosed, the Gore Settlement Agreement provides that the plaintiffs will dismiss with prejudice all of the claims in the Gore Arbitration with respect to the named plaintiff. In accordance with the Gore Settlement Agreement, the Company paid $125,000 to the plaintiff’s counsel for a portion of the costs and expenses incurred in connection with the Gore Action and the Gore Arbitration. On July 27, 2015, the parties filed a Stipulation of Withdrawal, which included a copy of the Gore Settlement Agreement, with the AAA. On July 28, 2015 the AAA notified the parties that it closed its file on the Gore Action.

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

On July 31, 2015, we entered into a settlement agreement (the "Consolidated Maryland Action Settlement Agreement") with the plaintiffs to resolve the Consolidated Maryland Action and the Consolidated Arbitration. As previously disclosed, the Consolidated Maryland Action Settlement Agreement provides that the plaintiffs will dismiss with prejudice all of the claims and arbitration demands in the Consolidated Maryland Action and the Consolidated Arbitration with respect to the named plaintiffs. In accordance with the Consolidated Maryland Action Settlement Agreement, the Company paid an aggregate amount of $200,000 to the plaintiffs’ counsel in the Consolidated Maryland Action for a portion of the costs and expenses incurred in connection with those two actions. On August 5, 2015, a joint stipulation of dismissal was filed with the court. On August 25, 2015, the court entered the stipulation and dismissed the Consolidated Maryland Action. A notice of withdrawal was then submitted to the AAA, and the AAA subsequently notified the parties that it closed its file on the Consolidated Maryland Action.

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

As discussed above, on July 31, 2015, we entered into the Consolidated Maryland Action Settlement Agreement with the plaintiffs to resolve the Consolidated Maryland Action and the Consolidated Arbitration. The Consolidated Maryland Action Settlement Agreement provides that the plaintiffs will dismiss with prejudice all of the claims and arbitration demands in the Consolidated Maryland Action and the Consolidated Arbitration with respect to the named plaintiffs. In accordance with the Consolidated Maryland Action Settlement Agreement, the Company paid an aggregate amount of $200,000 to the plaintiffs’ counsel in the Consolidated Maryland Action for a portion of the costs and expenses incurred in connection with those two actions. On August 5, 2015, a joint stipulation of dismissal was filed with the court. On August 25, 2015, the court entered the stipulation and dismissed the Consolidated Maryland Action. A notice of withdrawal was then submitted to the AAA, and the AAA subsequently notified the parties that it closed its file on the Consolidated Maryland Action.
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

On January 20, 2015, the Chashin Arbitration Panel issued an interim award on the motions heard at the December 3, 2014 hearing. The award grants EQC’s and the other defendants’ motions to dismiss Mr. Chashin’s direct claims. The interim award also grants the individual defendants’ and RMR’s motions for summary judgment on enforceability of the arbitration by-law, holding that the arbitration by-law is valid and enforceable in all respects, including the provision in the arbitration by-law that prohibits an arbitration panel from shifting the claimant’s costs or attorneys’ fees to another party. In its award, the Chashin Arbitration Panel determined that it could not at that time rule on the Company’s request to dismiss the derivative claims and gave Mr. Chashin until February 4, 2015 to decide whether to pursue his derivative claims further in light of the Panel’s ruling that the arbitration by-law, including its fee-shifting prohibition, is valid and enforceable. On February 2, 2015, the Chashin Arbitration Panel was informed that Mr. Chashin intended to pursue his derivative claims.

On August 17, 2015, we entered into a settlement agreement (the "Chashin Settlement Agreement") to resolve the Chashin Arbitration. As previously disclosed, the Chashin Settlement Agreement provides the plaintiffs-in-interest will dismiss with prejudice all of the counterclaims in the Chashin Arbitration with respect to the plaintiffs-in-interest. In accordance with the Chashin Settlement Agreement, the Company paid $75,000 to the plaintiffs-in-interest’s counsel for a portion of the costs and expenses incurred in connection with the Chashin Action. A notice of withdrawal was submitted to the AAA on August 17, 2015, and the AAA subsequently notified the parties on August 26, 2015 that it closed its file on the Chashin Action.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to the common share repurchases made by the Company during the quarter ended September 30, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
August 2015	1,068,701	$25.85	1,068,701	$72,374,597
September 2015	2,341,599	$25.72	2,341,599	$112,153,766
Total	3,410,300	$25.76	3,410,300	$112,153,766

(1) The Company's common share repurchase program, approved by our Board of Trustees on August 24, 2015, authorizes the repurchase of up to $100.0 million of the Company's outstanding common shares over the twelve month period following the date of authorization. On September 14, 2015, our Board of Trustees authorized the repurchase of up to an additional $100.0 million of our outstanding common shares over the twelve month period following the date of authorization.

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

Exhibit Number	Description
3.2	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 11, 2006.)

3.3	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K filed May 31, 2011.)

3.4	Second Amended and Restated Bylaws of the Company, adopted July 31, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K filed August 1, 2014.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

4.2	Form of 61/2% Series D Cumulative Convertible Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

4.3	Form of 71/4% Series E Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
President and Chief Executive Officer
Dated: November 5, 2015

By:	/s/ Adam S. Markman
Adam S. Markman
Executive Vice President, Chief Financial Officer and Treasurer
Dated: November 5, 2015