Form 10-K
period 2015-12-31
Equity Commonwealth
filed 2016-02-18
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
 ☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-9317
EQUITY COMMONWEALTH
(Exact Name of Registrant as Specified in Its Charter)

Maryland	04-6558834
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Two North Riverside Plaza, Suite 2100, Chicago, IL	60606
(Address of Principal Executive Offices)	(Zip Code)

(312) 646-2800
(Registrant’s Telephone Number, Including Area Code)
 Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name of Each Exchange On Which Registered
Common Shares of Beneficial Interest	New York Stock Exchange
6 1/2% Series D Cumulative Convertible Preferred Shares of Beneficial Interest	New York Stock Exchange
7 1/4% Series E Cumulative Redeemable Preferred Shares of Beneficial Interest	New York Stock Exchange
5.75% Senior Notes due 2042	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting common shares of beneficial ownership, $0.01 par value, or common shares, of the registrant held by non-affiliates was $3.3 billion based on the $25.67 closing price per common share on the New York Stock Exchange on June 30, 2015.
Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of February 16, 2016:  125,925,375.
DOCUMENTS INCORPORATED BY REFERENCE
Certain Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, which Equity Commonwealth intends to file no later than 120 days after the end of its fiscal year ended December 31, 2015, or our definitive Proxy Statement.

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

EQUITY COMMONWEALTH
2015 FORM 10-K ANNUAL REPORT

EXPLANATORY NOTE

References in this Annual Report on Form 10-K to the Company, EQC, we, us or our, refer to Equity Commonwealth and its consolidated subsidiaries as of December 31, 2015, unless the context indicates otherwise.

PART I
Item 1.    Business.
The Company.    We are an internally managed and self-advised real estate investment trust, or REIT, engaged in the ownership and operation primarily of office buildings throughout the United States. We were formed in 1986 under Maryland law and we have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the Code).
At December 31, 2015, our portfolio included 65 properties (127 buildings) with a combined 24.0 million square feet for a total investment of $3.9 billion at cost and a depreciated book value of $3.0 billion. Following our transition from external management to internal management in 2014, we undertook a comprehensive review of our portfolio and our operations and developed a strategy that focuses on reshaping our portfolio to higher quality assets. We are in the process of executing this strategy and disposed of 91 properties (135 buildings) and one land parcel during 2015, with a combined 18.9 million square feet for an aggregate gross sales price of $2.0 billion, excluding closing costs. As a result of these dispositions, we have concentrated our portfolio, exiting 68 cities, seven states and one country.
We have generated significant proceeds from dispositions and have a cash balance of $1.8 billion as of December 31, 2015. We are seeking to reinvest capital in opportunities that offer a compelling risk-reward profile in order to create a foundation for long-term growth. We also remain focused on creating value through proactive asset management and improving operating results.
As of December 31, 2015, we had 66 full-time employees.
Our principal executive offices are located at Two North Riverside Plaza, Suite 2100, Chicago, Illinois 60606, and our telephone number is (312) 646-2800.
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
Disposition Policies.    We have completed a significant number of dispositions over the past two years and currently anticipate disposing of a significant number of our properties as part of our business strategy to reposition our portfolio.
Our Board of Trustees adopted a strategy to consider disposing of assets that have one or more of the following attributes:

•	assets that do not offer an opportunity to create a competitive advantage,

•	assets that are less than 150,000 square feet,

•	assets that are not office buildings,

•	assets that are not located in the U.S., or

•	assets that produce a low cash yield or require significant capital expenditures.
Disposition decisions are made based on a number of factors including those set forth above and the following:

•	the proposed sale price; and

•	the existence of alternative sources, uses or needs for capital.
The ability of our management team to implement this business strategy depends substantially on identifying and completing dispositions at favorable prices and successfully redeploying the capital received from dispositions. We expect to reinvest capital received from dispositions we complete but cannot provide any assurances that we will be successful. In addition, it may take a long period of time before we are able to reposition our portfolio.
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
Some of our properties have been or may be impacted by releases of hazardous substances or petroleum products. Such contamination may arise from a variety of sources, including historic uses of our properties for commercial or industrial purposes, spills of such materials at adjacent properties, or releases from tanks used on our properties to store petroleum or hazardous substances. In addition, certain of our properties are on sites upon which or are adjacent to or near other properties upon which others, including former owners or tenants, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances. Though we have reviewed these and our other properties for potential environmental liabilities, we cannot assure that we have identified all potential environmental liabilities.
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
Information About Geographic Areas
We owned assets in Australia prior to the sale of these assets in June 2015. As of December 31, 2014 and 2013, we had assets in Australia of $252.0 million and $285.1 million, respectively. For the years ended December 31, 2015, 2014 and 2013, we recognized revenues in Australia of $12.7 million, $30.1 million and $33.1 million, respectively.
Internet Website
Our internet website address is www.eqcre.com. Copies of our Corporate Governance Guidelines, Code of Business Conduct and Ethics, policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters, and the charters of our Audit, Compensation and Nominating and Corporate Governance committees are posted on our website and may be obtained free of charge by writing to our Secretary, Equity Commonwealth, Two North Riverside Plaza, Suite 2100, Chicago, Illinois 60606. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. Any shareholder or other interested party who desires to communicate with our Board of Trustees, or our non-management Trustees, individually or as a group, may do so by filling out a report on our website. Our website address is included several times in this Annual Report on

Form 10-K as a textual reference only and the information on the website is not incorporated by reference into this Annual Report on Form 10-K.
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

Subsequent to our transition from external management to internal management in 2014, we undertook a comprehensive review of our portfolio and our operations and developed a strategy that focuses on reshaping our portfolio. We are in the process of executing this strategy and have completed 91 property dispositions totaling $2.0 billion through December 31, 2015, significantly reducing the size of our business. As of December 31, 2014, our portfolio included 156 properties (262 buildings) with a combined 42.9 million square feet for a total investment of $5.7 billion at cost, whereas as of December 31, 2015, our portfolio included 65 properties (127 buildings) with a combined 24.0 million square feet for a total investment of $3.9 billion at cost. In addition, we are pursuing additional dispositions, which we anticipate will further reduce the size of our business. As of December 31, 2015, we had $1.8 billion of cash on hand. Although we expect to reinvest the capital we have received from dispositions, we cannot provide any assurances that we will be successful. During the time that we are looking for reinvestment opportunities, our financial condition and results of operations may be materially and adversely affected. While we are looking for reinvestment opportunities, our operating income is likely to be reduced, which may adversely affect our results of operations or decrease amounts available to be distributed to shareholders. Prior to any investment of proceeds from our completed dispositions, the market price of our common shares may fluctuate or decrease as a result of investors’ perceptions of our ability to successfully capitalize on strategic opportunities in order to reposition our portfolio.

If we are unable to identify attractive opportunities to redeploy the capital received from dispositions pursuant to our disposition strategy, we may sell all of our remaining assets and wind down, liquidate or dissolve our Company, which may be a lengthy process, yield unexpected results and diminish or delay any potential distributions to our shareholders.

We are seeking opportunities to reinvest capital received from dispositions, but we cannot provide any assurances that we will be successful in making such investments. We are actively evaluating various strategies and one possibility is to decide to sell all or substantially all of our remaining assets and liquidate or sell the Company. No such decision has been made as of the date of this filing and we cannot predict the timing of making any such decision. In the event of a wind down, liquidation or dissolution of the Company, holders of our common shares may not realize the return on investment expected at the time they purchased our common shares.
Our disposition strategy may be unsuccessful and may result in expenses and reputational harm.
A central element of our current business plan focuses on continuing to dispose of a significant number of our properties. We cannot be assured that we will be able to find attractive sale opportunities or that any sale will be completed in a timely manner, if at all. Our ability to continue to sell certain of our properties, and the prices we receive upon any such sales, may be negatively affected by many factors. In particular, these factors could arise from weakness in or the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, a limited number of prospective purchasers in certain markets, increase in the cost of or lack of availability of debt, the number of competing properties on the market, a deterioration in current local, national or international economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. In addition, provisions of the Code relating to REITs may limit our ability to sell properties. See risk factor below “Risks Related to Our Taxation as a REIT - The tax on “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for U.S. federal income tax purposes.” For these reasons, we may be unable to sell certain of our properties for an extended period of time or at all, and our business plan to sell certain of our properties may not succeed and we may incur expenses and reputational harm.

We may encounter unanticipated difficulties relating to acquisitions, which could undermine our business plan to acquire additional properties.
An element of our business plan involves the acquisition of additional properties as we are presented with attractive opportunities. Due to a number of factors, such as high asking prices for properties on the market, we may be unable to identify attractive acquisition opportunities. Additionally, we are likely to face competition for acquisition opportunities from other investors and this competition may adversely affect our ability to carry out our business strategy. In light of these challenges, we cannot be assured that we will be able to consummate attractive acquisition opportunities or that acquisitions we make will be successful.
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
Our reliance upon CBRE, Inc., or CBRE, for third party property management may have a negative effect on our financial condition and results of operations.

We have engaged CBRE to provide property management services for substantially all of our properties pursuant to a master property management agreement. The successful operation and management of our properties requires significant coordination between us and CBRE. Additionally, upon the expiration of the initial term of our agreement with CBRE in September 2016, CBRE is permitted to terminate the property management agreement, as a whole or as to any one or more of our properties, without cause upon providing three months’ notice, and we are permitted to terminate the property management agreement, as a whole or as to any one or more of our properties, without cause upon 60 days’ notice. If we are unable to successfully coordinate with CBRE with respect to property management or the property management agreement with CBRE is terminated, in whole or in part, our operations could be disrupted, which may have a negative effect on our financial condition and results of operations.

We are currently dependent upon economic conditions relating to the commercial office real estate market, and adverse economic or regulatory developments in this market could materially and adversely affect our results of operations.
Our business is dependent upon the economic and regulatory environment (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation). Such adverse developments could materially reduce the value of our real estate portfolio and our rental revenues, and thus materially and adversely affect our ability to service current debt and to pay distributions to shareholders. If economic conditions in our market worsen or fail to grow at a sufficient pace, we may experience reduced demand from tenants for our properties. A significant economic downturn in our market could adversely affect our results of operations.

Future impairment charges could have a material adverse effect on our results of operations in the period for which the charge occurs.

We periodically evaluate the recoverability of the carrying values of each of the real estate assets that comprise our portfolio. In undertaking our portfolio reviews, we comprehensively review our portfolio to evaluate whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may not be recoverable. In 2014, we determined that due to the shortening of the expected periods of ownership of a number of our assets, as a result of the disposition plan, it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio to their estimated fair values.  As a result, we recorded a loss on asset impairment for 34 properties of $167.1 million in 2014, to reflect the estimated fair values of those real estate assets in our portfolio that failed the recoverability test because their net book values exceeded their fair values.  We reduced the aggregate carrying value of these properties from $581.7 million to their estimated fair value of $414.6 million. We recorded a total impairment charge of $17.2 million during the year ended December 31, 2015, based upon updated market information in accordance with our impairment analysis procedures. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets.
As part of the evaluation of our portfolio, we compare the current carrying value of the asset to the estimated undiscounted cash flows that are directly associated with the use and ultimate disposition of the asset. Our estimated cash flows are based on several key assumptions, including rental rates, costs of tenant improvements, leasing commissions, anticipated hold periods, and assumptions regarding the residual value upon disposition, including the exit capitalization rate. These key assumptions are subjective in nature and could differ materially from actual results. Additionally, changes in our disposition strategy or changes in the marketplace may alter the hold period of an asset or asset group, which may result in an impairment loss and such loss could be material to the Company's financial condition or operating performance. To the extent that the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over fair value. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.
Additionally, the fair value of real estate assets is highly subjective and is determined through comparable sales information and other market data if available, or through use of an income approach such as the direct capitalization method or the discounted cash flow approach. Such cash flow projections consider factors, including expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors, and therefore are subject to a significant degree of management judgment. In estimating the fair value of undeveloped land, we generally use market data and comparable sales information. These subjective assessments have a direct impact on our net income because recording an impairment charge results in an immediate negative adjustment to net income. Thus, our results of operations may be significantly affected by the subjective judgments of our management team as to the fair value of our properties.
If global market and economic conditions worsen or do not fully recover, our business, financial condition and results of operations could be adversely affected.

In the United States, market and economic conditions continue to be uncertain and challenging with modest growth. We are unable to predict with any certainty whether economic conditions will decline, remain stable or improve. If current economic conditions deteriorate, business layoffs, downsizing, industry slowdowns and other similar factors that affect our tenants could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio. Additionally, the cost and availability of credit and the commercial real estate market generally may be adversely affected by persistent high levels of unemployment, insufficient consumer demand or confidence, the impacts of changes in the U.S. federal budgetary process, changes in regulatory environments and other macro-economic factors. Deteriorating economic conditions could also have an impact on our lenders or tenants, causing them to fail to meet their obligations to us. No assurances can be given that the current economic conditions will remain stable or improve, and if market and economic conditions weaken, our ability to lease our properties and increase or maintain rental rates may be affected, which would have a material adverse effect on our business, financial condition and results of operations.

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
In addition, we face significant competition for acquisition opportunities from other investors, including publicly traded and private REITs, numerous financial institutions, individuals and public and private companies. Because of competition, we may be unable to, or may pay a significantly increased purchase price to, acquire a desired property. Some of our competitors may have greater financial and management resources than we do.
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
As of December 31, 2015, we had $1.7 billion in debt outstanding, which was 32.6% of our total book capitalization. As a result, we are and expect to be subject to the risks normally associated with debt financing including:

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
Our failure or inability to meet certain terms of our credit agreement, which includes our unsecured revolving credit facility and term loans, may prevent us from making distributions to our shareholders.
Our credit agreement includes various conditions to borrowings and various financial and other covenants, including covenants requiring us to maintain certain minimum debt service coverage and maximum leverage ratios, and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including matters which are beyond our control. If we are unable to borrow under our revolving credit facility, we may be unable to meet our business obligations or to grow by buying additional properties, or we may be required to sell some of our properties. If we default under our credit agreement, the lenders may demand immediate payment or elect not to make further borrowings available. Additionally, during the continuance of any event of default under our credit agreement, we will be limited or in some cases prohibited from making distributions on our shares. Any default under our credit agreement would likely have serious and adverse consequences to us and would likely cause the market price of our shares to materially decline.
In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional indebtedness may be more restrictive than the covenants and conditions contained in our current credit agreement.
Changes in capital markets may adversely affect the value of an investment in our shares.
Although interest rates remain below historical long term averages, interest rates have recently risen. Increases in interest rates may adversely affect us and the value of an investment in our shares, including in the following ways:

•
Amounts outstanding under our credit agreement bear interest at variable interest rates. When interest rates increase, so will our interest costs, which could adversely affect our cash flow, ability to pay principal and interest on debt, cost of refinancing debt when it becomes due and ability to make or sustain distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot assure that the hedge will be effective or that our hedging counterparty will meet its obligations to us.

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
Our governing documents do not limit the amount of indebtedness we may incur. Furthermore, our note indenture and credit agreement permit us and our subsidiaries to incur additional debt, including secured debt. Accordingly, we may incur additional debt. We might become more highly leveraged as a result, and our financial condition, results of operations and cash available for distribution to shareholders might be negatively affected, and the risk of default on our indebtedness could increase.
We could become a party to legal proceedings, which could adversely affect our financial results and/or distract our Board of Trustees and management.
As noted below in Item 3 "Legal Proceedings," we recently settled a number of complaints against certain of our former officers and former Trustees who were named as defendants in a number of complaints seeking monetary damages and declaratory and injunctive relief. Additional claims may be filed against us in connection with any action we may or may not take, including any equity or debt financing we may undertake, any sales of our assets, past and future amendments to our bylaws, our former Trustees' response to actions by our shareholders or others and other actions by our former Trustees or by us. The results of litigation are difficult to predict and we can provide no assurance that our legal conclusions or positions will be upheld. Moreover, claims of this nature present a risk of protracted litigation, incurrence of significant attorneys' fees, costs and expenses, and diversion of management's attention from the operation of our business. In addition, we have agreed to indemnify our present or former Trustees or officers who are made or threatened to be made parties to a legal proceeding by reason of their service in that capacity, which may be costly. Adverse rulings in any such legal proceedings could have a material adverse effect on our financial results and condition and cause substantial reputational harm and/or a decline in the market price of our shares.
We could incur significant costs and liabilities with respect to environmental matters.
Under various federal, state and local laws and regulations, as the current or former owners or operators of real estate, we may be liable for costs and damages resulting from the presence or release of hazardous substances, including waste or petroleum products, at, on, in, under or from such property, including costs for investigation, removal or remediation of such contamination and for natural resource damages arising from such contamination. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. In addition, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability for costs of remediation and/or personal or property damage, adversely affect our ability to lease, sell or rent such property, or adversely affect our ability to borrow using such property as collateral. Environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. If contamination is discovered on our properties, environmental laws also may impose restrictions on the manner in which those properties may be used or businesses may be operated, and these restrictions may require significant expenditures. Additionally, we may remain responsible for costs and liabilities arising from environmental issues related to representations and warranties we make in sales agreements for properties of which we have disposed. We also may be liable for the costs of removal or remediation of hazardous substances or waste at disposal or treatment facilities if we arranged for disposal or treatment of hazardous substances at such facilities, whether or not we own or operate such facility.

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
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information of tenants and lease data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant information, such as individually identifiable information relating to financial accounts. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced to third party service providers. In addition, information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber attacks. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems' improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.

Risks Related to the Real Estate Industry
Real estate ownership creates risks and liabilities that could have a material adverse effect on us, including our results of operations and financial condition.
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

•	civil unrest, acts of war, acts of God, including earthquakes, hurricanes and other natural disasters (which may result in uninsured losses), and other factors beyond our control;

•	legislative, tax and regulatory developments that may occur at the federal, state and local levels that have direct or indirect impact on the ownership, leasing and operation of our properties; and

•	litigation incidental to our business.

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
Changes in accounting pronouncements may materially and adversely affect our financial statements, our tenants’ credit quality and our ability to secure long-term leases and renewal options.
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
Any distributions will be made at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, our results of operations, our financial condition, debt and equity capital available to us, our expectations of our future capital requirements and operating performance, including our funds from operations, or FFO, our normalized funds from operations, or Normalized FFO, and our cash available for distribution, restrictive covenants in our financial or other contractual arrangements (including those in our credit agreement and senior notes indenture), tax law requirements to maintain our status as a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations or to fund our acquisitions strategy. Our making of distributions is subject to compliance with restrictions contained in our credit agreement and our debt indenture. Additionally, our ability to make distributions will be adversely affected if any of the risks described herein, or other significant adverse events, occur. For these reasons, among others, our distribution rate may decline or we may cease making distributions. Also, our distributions may include a return of capital. As a result of the taxable losses recognized on property sales in 2015 and the net operating loss carryforward from 2014, a distribution to common shareholders will not be required for 2015. There can be no assurance that we will pay distributions in the future.
Changes in market conditions could adversely affect the market price of our common shares.

As with other publicly traded equity securities, the value of our common shares depends on various market conditions that may change from time-to-time. Among the market conditions that may affect the value of our common shares are the following:

•	the extent of investor interest in our securities;

•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our underlying asset value;

•	national and global economic conditions;

•	changes in tax laws;

•	our financial performance;

•	changes in our credit ratings; and

•	general stock and bond market conditions.
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
We conduct substantially all of our business through, and substantially all of our properties are owned by, our subsidiaries. Consequently, our ability to pay debt service on our outstanding notes and any notes we issue in the future will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and have their own liabilities. Payments due on our outstanding notes, and any notes we may issue, are, or will be, effectively subordinated to liabilities of our subsidiaries, including guaranty liabilities. As of December 31, 2015, our subsidiaries had $249.7 million of debt. Our outstanding notes are, and any notes we may issue will be, effectively subordinated to any secured debt with regard to our assets pledged to secure those debts.
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

Our declaration of trust authorizes our Board of Trustees to, among other things, issue additional shares of capital stock without stockholder approval. We cannot predict whether future issuances or sales of our common shares or the availability of shares for resale in the open market will decrease the per share trading price per share of our common shares. The issuance of substantial numbers of our common shares in the public market, or upon conversion of our Series D preferred shares, or the perception that such issuances might occur, could adversely affect the per share trading price of our common shares. In addition, we may issue our common shares or restricted share units under the Equity Commonwealth 2015 Omnibus Incentive Plan. Any such future issuances of our common shares may be dilutive to existing shareholders.
Rating agency downgrades or rising interest rates may increase our cost of capital.
Our senior notes and our preferred shares are rated by two rating agencies. These rating agencies may elect to downgrade their ratings on our senior notes and our preferred shares at any time. Such downgrades may negatively affect our access to the capital markets and increase our cost of capital, including the interest rate and fees payable under our credit agreement. In addition, rising interest rates may adversely impact our ability to access the capital markets.

Conversion of our series D preferred shares may dilute the ownership interests of existing shareholders.
The conversion of some or all of our series D preferred shares may dilute the ownership interests of existing shareholders.
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
Risks Related to Our Taxation as a REIT
Qualifying as a REIT involves highly technical and complex provisions of the Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have owned direct or indirect interests in one or more REITs (each, a "Subsidiary REIT") that have elected to be taxed as REITs under the U.S. federal income tax laws. Each Subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to U.S. federal income tax, (ii) our ownership of shares in such Subsidiary REIT would cease to be a qualifying asset for purposes of the asset tests applicable to REITs, and (iii) it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. While we believe that the Subsidiary REITs have qualified as REITs under the Code, we have joined each Subsidiary REIT in filing a protective taxable REIT subsidiary election under Section 856(l) of the Code for each taxable year in which we have owned an interest in the Subsidiary REIT. Pursuant to the protective taxable REIT subsidiary election, we believe that even if a Subsidiary REIT was not a REIT for some reason, then it would instead have been considered one of our taxable REIT subsidiaries. As one of our taxable REIT subsidiaries, we believe that a Subsidiary REIT’s failure to qualify as a REIT would not jeopardize our own qualification as a REIT, even if we owned more than 10% of the Subsidiary REIT.

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

If we do not qualify as a REIT or fail to remain qualified as a REIT, we will be subject to U.S. federal income tax and potentially to additional state and local taxes which would reduce the amount of cash available for distribution to our shareholders.
We believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner to allow us to qualify us to be taxed under the Code as a REIT. However, we cannot be certain that, upon review or audit, the IRS will agree with this conclusion. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for us to remain qualified as a REIT. We do not intend to request a ruling from the IRS as to our REIT qualification.
As a REIT, we generally do not pay U.S. federal income tax on our net income that we distribute currently to our shareholders. However, actual qualification as a REIT under the Code depends on satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. Many of the REIT requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, such as rent, that are itemized in the REIT tax laws. In addition, to qualify as a REIT, we cannot own specified amounts of debt and equity securities of some issuers. We also are required to distribute to our shareholders with respect to each year at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains). Even a technical or inadvertent mistake could jeopardize our REIT status and, given the highly complex nature of the rules governing REITs and the ongoing importance of factual determinations, we cannot provide any assurance that we will continue to qualify as a REIT.
If we fail to qualify as a REIT for U.S. federal income tax purposes, and are unable to avail ourselves of certain savings provisions set forth in the IRC, we likely would be subject to U.S. federal income tax at regular corporate rates. As a taxable corporation, we would not be allowed to take a deduction for distributions to shareholders in computing our taxable income or pass through long term capital gains to individual shareholders at favorable rates. We also could be subject to the U.S. federal alternative minimum tax and possibly increased state and local taxes. We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify unless the IRS were to grant us relief under certain statutory provisions. If we failed to qualify as a REIT, we likely would have to pay significant income taxes, which likely would reduce our net earnings available for investment or distribution to our shareholders. If we fail to qualify as a REIT, such failure would cause us to be in breach under our credit agreement, and may adversely affect our ability to raise capital and to service our debt.  This likely would have a significant adverse effect on our earnings and the value of our securities. In addition, we would no longer be required to pay any distributions to shareholders. If we fail to qualify as a REIT for U.S. federal income tax purposes and are able to avail ourselves of one or more of the statutory savings provisions in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.
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
We generally must distribute annually at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) in order for U.S federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. We intend to make distributions to our shareholders to comply with the REIT requirements of the IRC. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to make distributions to our shareholders to comply with the REIT requirements of the Code.
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
Even if we qualify and remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. We are subject to U.S. federal and state income tax (and any applicable non-U.S. taxes) on the net income earned by our taxable REIT subsidiaries. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to U.S. federal income tax on that income because not all states and localities treat REITs the same way they are treated for federal U.S. income tax purposes. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our shareholders.
Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total securities can be represented by securities of one or more TRSs and, effective for our taxable year that began on January 1, 2016 and all future taxable years, no more than 25% of the value of our assets can be represented by debt instruments issued by “publicly offered REITs.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income, increasing our income tax liability, and reducing amounts available for distribution to our stockholders. In addition, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments (or, in some cases, forego the sale of such investments) that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make, and, in certain cases, maintain ownership of certain attractive investments.

The tax on “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Our Trustees have approved a plan to reposition our portfolio to dispose of assets that have one or more of the following attributes: (i) we do not see an apportunity to create a competitive advantage, (ii) smaller assets, (iii) assets that are not office buildings (iv) assets that are not located in the United States, or (v) assets that produce a low cash yield or require significant capital expenditures. We believe that the dispositions related to the repositioning of our portfolio along with other dispositions that we have made or that we might make in the future will not be subject to the 100% penalty tax; however, because application of the prohibited transactions tax could be based on an analysis of all of the facts and circumstances, there can be no assurance that the gains on our prior real estate sales have not, or any future real estate sales will not, be subject to the 100% prohibited transaction tax.

Our ownership of TRSs has been and will continue to be limited and our transactions with our TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s length terms.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis.

TRSs that we have formed have paid and will continue to pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income is available for distribution to us but is not required to be distributed by such domestic TRSs to us. We believe that the aggregate value of the stock and securities of our TRSs has been and we anticipate that the aggregate value will continue to be less than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets (including our TRS stock and securities). Furthermore, we have monitored and will continue to monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we have scrutinized and will continue to scrutinize all of our transactions with TRSs to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS limitation discussed above or to avoid application of the 100% excise tax discussed above.

 Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code limit our ability to hedge our liabilities. Generally, income from a hedging transaction we enter into to manage risk of interest rate fluctuations with respect to borrowings, including gain from the disposition of such hedging transactions, to the extent the hedging transactions hedge indebtedness incurred, or to be incurred, by us to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests, provided we properly identify the hedge pursuant to the applicable sections of the Code and Treasury regulations. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiary would be subject to tax on income or gains resulting from hedges entered into by it or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our taxable REIT subsidiary will generally not provide any tax benefit, except for being carried forward for use against future taxable income in our taxable REIT subsidiary.

There is a risk of changes in the tax law applicable to REITs.

The IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation. We cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our shareholders.

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
General.    At December 31, 2015, we had real estate investments totaling approximately $3.9 billion in 65 properties (127 buildings) that were leased to approximately 1,000 tenants. At December 31, 2015, we owned the following real estate (dollars in thousands):

Property	State	Number of Buildings	Undepreciated Carrying Value(1)	Depreciated Carrying Value(1)	Annualized Rental Revenue(2)
785 Schilinger Road South	AL	1	$11,269	$9,279	$987
Parkshore Plaza	CA	4	49,179	44,093	2,975
Leased Land/Vineyards	CA	7	31,968	29,106	2,922
Sky Park Centre	CA	2	9,786	6,478	1,392
9110 East Nichols Avenue	CO	1	20,326	13,888	2,548
1225 Seventeenth Street	CO	1	149,759	128,164	21,475
5073, 5075, & 5085 S. Syracuse Street	CO	1	63,610	55,267	7,164
1601 Dry Creek Drive	CO	1	33,646	24,481	8,214
97 Newberry Road	CT	1	15,350	12,485	1,817
33 Stiles Lane	CT	1	9,793	7,632	623
1250 H Street, NW	DC	1	70,698	44,668	6,597
Georgetown-Green and Harris Buildings	DC	2	60,023	54,323	6,325
802 Delaware Avenue	DE	1	43,467	20,376	4,127
6600 North Military Trail	FL	3	145,813	129,589	16,573
Executive Park	GA	9	44,224	29,365	4,990
633 Ahua Street	HI	1	16,401	12,636	1,831
625 Crane Street	IL	1	1,611	1,524	444
1200 Lakeside Drive	IL	1	61,572	48,971	3,130
600 West Chicago Avenue	IL	2	362,681	327,002	40,301
8750 Bryn Mawr Avenue	IL	2	91,594	79,889	15,610
101-115 W. Washington Street	IN	1	91,170	67,194	12,364
111 Monument Circle	IN	2	176,311	163,196	22,802
109 Brookline Avenue	MA	1	46,249	27,531	10,911
Cabot Business Park Land	MA	—	1,033	1,033	—
111 Market Place	MD	1	77,125	52,372	12,098
25 S. Charles Street	MD	1	38,504	26,025	7,254
820 W. Diamond	MD	1	33,682	22,195	2,839
Danac Stiles Business Park	MD	3	65,564	46,580	6,934
East Eisenhower Parkway	MI	2	55,261	48,425	10,174
2250 Pilot Knob Road	MN	1	6,530	3,887	833
411 Farwell Avenue	MN	1	16,357	12,831	1,906
6200 Glenn Carlson Drive	MN	1	15,753	13,597	2,189
4700 Belleview Avenue	MO	1	7,157	6,128	1,204
111 River Street (3)	NJ	1	136,070	114,440	23,197
North Point Office Complex	OH	2	124,584	102,221	15,805
Raintree Industrial Park	OH	12	12,311	11,453	2,176
401 Vine Street	PA	1	7,117	5,987	549
Cherrington Corporate Center	PA	7	74,174	52,694	7,637
1500 Market Street	PA	1	290,399	211,848	35,706
1525 Locust Street	PA	1	11,210	7,088	2,342
1600 Market Street	PA	1	133,667	78,133	18,232
1735 Market Street	PA	1	299,635	178,397	31,188
Foster Plaza	PA	8	75,725	55,954	12,262

Property	State	Number of Buildings	Undepreciated Carrying Value(1)	Depreciated Carrying Value(1)	Annualized Rental Revenue(2)
128 Crews Drive	SC	1	3,747	3,258	636
111 Southchase Boulevard	SC	1	6,164	4,633	838
1043 Global Avenue	SC	1	16,875	13,338	1,484
633 Frazier Drive	TN	1	18,980	16,269	2,081
1601 Rio Grande Street	TX	1	8,396	5,290	1,511
206 East 9th Street	TX	1	48,599	44,897	6,074
4515 Seton Center Parkway	TX	1	23,107	13,997	2,933
4516 Seton Center Parkway	TX	1	23,301	13,620	2,902
7800 Shoal Creek Boulevard	TX	4	21,252	13,580	3,235
812 San Antonio Street	TX	1	8,826	5,711	1,627
8701 N Mopac	TX	1	18,419	11,668	1,782
Bridgepoint Parkway	TX	5	88,427	50,868	10,879
Lakewood on the Park	TX	2	37,111	22,557	4,216
Research Park	TX	4	90,635	61,071	11,484
9840 Gateway Boulevard North	TX	1	11,432	9,436	1,128
3003 South Expressway 281	TX	1	17,004	13,811	1,922
3330 N Washington Boulevard	VA	1	8,823	5,519	273
333 108th Avenue NE	WA	1	152,557	130,497	18,479
600 108th Avenue NE	WA	1	48,051	36,147	5,914
1331 North Center Parkway	WA	1	9,187	7,681	944
100 East Wisconsin Avenue	WI	1	82,996	71,563	10,911
111 East Kilbourn Avenue	WI	1	55,105	44,577	8,169
Total Properties		127	$3,887,352	$2,988,413	$490,069

(1)	Excludes purchase price allocations for acquired real estate leases.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of December 31, 2015, plus estimated recurring expense reimbursements; includes triple net lease rents and excludes lease value amortization, straight line rent adjustments, free rent periods and parking revenue.

(3)	Property is subject to a ground lease.
At December 31, 2015, five properties (8 buildings) were encumbered by mortgage notes payable totaling $249.7 million (including net premiums and discounts).
Item 3. Legal Proceedings.

We are or may be a party to various legal proceedings that arise in the ordinary course of business. We are not currently involved in any litigation nor, to our knowledge, is any litigation threatened against us where the outcome would, in our judgment based on information currently available to us, have a material adverse effect on our consolidated financial position or consolidated results of operations.

Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares are traded on the NYSE (symbol: EQC). The following table sets forth for the periods indicated the high and low sale prices for our common shares, as reported by the NYSE:

	High	Low
2015
First Quarter	$27.24	$24.97
Second Quarter	27.64	24.91
Third Quarter	27.70	25.17
Fourth Quarter	29.75	26.34
2014
First Quarter	$28.10	$22.06
Second Quarter	28.28	24.81
Third Quarter	27.95	25.11
Fourth Quarter	27.12	23.56
As of February 8, 2016, there were 1,460 shareholders of record of our common shares. However, because many of our common shares are held by brokers and other institutions on behalf of shareholders, we believe that there are considerably more beneficial holders of our common shares than record holders.
Distributions
Under our governing documents and Maryland law, distributions to our shareholders are to be authorized and declared by our Board of Trustees.
The following table sets forth the cash distributions per share we paid to our common shareholders for the periods indicated:

	Cash Distributions Per Common Share
	2015	2014
First Quarter	$—	$0.25
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	—	—
Total	$—	$0.25

As a result of the taxable losses recognized on property sales in 2015 and the net operating loss carryforward from 2014, a distribution to common shareholders was not required for 2015. The timing and amount of future distributions is determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, our results of operations, our financial condition, debt and equity capital available to us, our expectations of our future capital requirements and operating performance, including our FFO, our Normalized FFO, and our cash available for distribution, restrictive covenants in our financial or other contractual arrangements (including those in our revolving credit facility and term loan agreements and senior notes indenture), tax law requirements to qualify for taxation as and remain a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations and fund acquisitions. Therefore, there can be no assurance that we will pay distributions in the future.

Issuer Repurchases; Unregistered Sales of Securities

We did not repurchase any of our common shares in the fourth quarter of 2015.

Performance Graph

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act or the Exchange Act that might incorporate SEC filings, in whole or in part, the following performance graph will not be incorporated by reference into any such filings.

The following graph compares the cumulative total shareholder return of our common shares for the period from December 31, 2010 to December 31, 2015, to the NAREIT All REITs, Standard & Poor’s 500 Index, or the S&P 500, and to the NAREIT Equity Office Index over the same period. The graph assumes an investment of $100.00 in our common shares and each index and the reinvestment of all distributions. The shareholder return shown on the graph below is not indicative of future performance.

	Period Ending
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Equity Commonwealth	$100.00	$70.97	$74.47	$114.92	$127.96	$138.23
NAREIT All REITs	$100.00	$107.28	$128.89	$133.02	$169.14	$173.01
S&P 500	$100.00	$102.11	$118.45	$156.82	$178.28	$180.75
NAREIT Equity Office Index	$100.00	$99.24	$113.29	$119.60	$150.52	$150.96
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

	Year Ended December 31,
Operating Data	2015	2014	2013	2012	2011
Total revenues	$714,891	$861,857	$953,029	$961,087	$819,450
Expenses:
Operating expenses	324,948	387,982	410,045	397,673	340,101
Depreciation and amortization	194,001	227,532	234,402	230,284	191,830
General and administrative	57,457	113,155	80,504	49,312	41,402
Loss on asset impairment	17,162	185,067	124,253	—	3,036
Acquisition related costs	—	5	318	5,648	9,731
Total expenses	593,568	913,741	849,522	682,917	586,100
Operating income (loss)	121,323	(51,884)	103,507	278,170	233,350
Interest and other income	5,989	1,561	1,229	1,410	1,663
Interest expense	(107,316)	(143,230)	(173,011)	(202,055)	(192,163)
Gain (loss) on early extinguishment of debt	6,661	4,909	(60,052)	(287)	(35)
Gain on sale of equity investment	—	171,561	66,293	—	—
Gain on issuance of shares by an equity investee	—	17,020	—	7,246	11,177
Foreign currency exchange loss	(8,857)	—	—	—	—
Gain on sale of properties	84,421	—	1,596	—	—
Income (loss) from continuing operations before income tax expense and equity in earnings of investees	102,221	(63)	(60,438)	84,484	53,992
Income tax expense	(2,364)	(3,191)	(2,634)	(3,207)	(1,347)
Equity in earnings of investees	—	24,460	25,754	11,420	11,377
Income (loss) from continuing operations	99,857	21,206	(37,318)	92,697	64,022
Discontinued operations	—	2,806	(119,649)	(172,542)	45,962
Net income (loss)	99,857	24,012	(156,967)	(79,845)	109,984
Net income attributable to noncontrolling interest in consolidated subsidiary	—	—	(20,093)	(15,576)	—
Net income (loss) attributable to Equity Commonwealth	99,857	24,012	(177,060)	(95,421)	109,984
Preferred distributions	(27,924)	(32,095)	(44,604)	(51,552)	(46,985)
Excess fair value of consideration over carrying value of preferred shares	—	(16,205)	—	(4,985)	—
Net income (loss) attributable to common shareholders	71,933	(24,288)	(221,664)	(151,958)	62,999
Common distributions declared	—	29,597	109,702	146,539	150,074
Weighted average common shares outstanding—basic	128,621	125,163	112,378	83,750	77,428
Weighted average common shares outstanding—diluted	129,437	125,163	112,378	83,750	77,428
Basic earnings per common share attributable to Equity Commonwealth common shareholders:
Income (loss) from continuing operations	$0.56	$(0.21)	$(0.91)	$0.25	$0.22
Net income (loss)	$0.56	$(0.19)	$(1.97)	$(1.81)	$0.81
Diluted earnings per common share attributable to Equity Commonwealth common shareholders:
Income (loss) from continuing operations	$0.56	$(0.21)	$(0.91)	$0.25	$0.22
Net income (loss)	$0.56	$(0.19)	$(1.97)	$(1.81)	$0.81
Common distributions declared	$—	$0.25	$1.00	$1.75	$2.00

	December 31,
Balance Sheet Data	2015	2014	2013	2012	2011
Real estate properties(1)	$3,887,352	$5,728,443	$5,537,165	$7,829,409	$7,244,232
Equity investments	—	—	517,991	184,711	177,477
Total assets	5,244,372	5,761,639	6,646,434	8,189,634	7,447,026
Total indebtedness, net	1,710,324	2,207,665	3,005,410	4,349,821	3,577,331
Total shareholders' equity attributable to Equity Commonwealth	3,368,487	3,319,583	3,363,586	3,105,428	3,568,517
Noncontrolling interest in consolidated subsidiary	—	—	—	396,040	—
Total shareholders' equity	3,368,487	3,319,583	3,363,586	3,501,468	3,568,517

(1)	Excludes value of acquired real estate leases.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

We are an internally managed and self-advised REIT engaged in the ownership and operation primarily of office buildings throughout the United States. We were formed in 1986 under Maryland law.

At December 31, 2015, our portfolio included 65 properties (127 buildings) with a combined 24.0 million square feet for a total investment of $3.9 billion at cost and a depreciated book value of $3.0 billion.

As of December 31, 2015, our overall portfolio was 91.4% leased. During the year ended December 31, 2015, we entered into leases for 4.9 million square feet, including lease renewals for 2.8 million square feet and new leases for 2.1 million square feet.  Leases entered into during the year ended December 31, 2015, including both lease renewals and new leases, had weighted average cash rental rates that were approximately 1.5% higher than prior rental rates for the same space and weighted average GAAP rental rates that were approximately 8.4% higher than prior rental rates for the same space.  The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatements, the magnitude and timing of contractual rent increases over the lease term, and the years of term for the newly executed leases compared to the prior leases.

Following our transition from external management to internal management in 2014, our new management team has focused on developing a plan to reshape our portfolio in order to create long-term value for shareholders. We undertook a comprehensive review of our portfolio and our operations and have developed a strategy that focuses on reshaping our portfolio over time. We anticipate that as part of this plan, we will dispose properties that do not meet our long-term goals. Specifically, our Board of Trustees adopted a strategy to consider disposing of assets that have one or more of the following attributes:

•	assets that do not offer an opportunity to create a competitive advantage;

•	assets that are less than 150,000 square feet;

•	assets that are not office buildings;

•	assets that are not located in the U.S.; or

•	assets that produce a low cash yield or require significant capital expenditures.

We are in the process of executing this strategy and may sell approximately $3.0 billion of assets, depending on market conditions.

During the year ended December 31, 2015, we disposed of 91 properties (135 buildings) and one land parcel with a combined 18.9 million square feet for an aggregate gross sales price of $2.0 billion, excluding closing costs. As a result of these dispositions, we exited 68 cities, seven states and one country. For more information regarding the 2015 dispositions, see Note 4 to the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

We have generated significant proceeds from the dispositions and have a cash balance of $1.8 billion as of December 31, 2015. We expect to reinvest the capital received from dispositions to purchase new properties, repay debt, redeem preferred shares, buy back common shares or make other investments or distributions that further our long-term strategic goals. However, we may not be able to make acquisitions or other investments with the proceeds from the dispositions. If our real estate investments decrease significantly, income from operations may also decline.

As part of the disposition plan noted above, and pursuant to our accounting policy, we evaluated the recoverability of the carrying values of each of the real estate assets that comprised our portfolio and determined that due to the shortening of the expected periods of ownership as a result of the disposition plan, it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio to reduce the assets to their estimated fair values.  During the year ended December 31, 2015, we recorded an impairment charge of $17.2 million in accordance with our impairment analysis procedures.

As a result of the taxable losses recognized on property sales in 2015 and the net operating loss carryforward from 2014, a distribution to common shareholders will not be required for 2015. The Board of Trustees has regularly reviewed our dividend policy and will continue to do so, at least annually.

Effective September 30, 2014, we terminated our business and property management relationships with RMR for our U.S. properties pursuant to a termination and cooperation agreement, which we refer to as the Cooperation Agreement. Pursuant to the Cooperation Agreement, through February 28, 2015, RMR and RMR Australia, which we refer to together as Manager, agreed to use best efforts to assist us in the transition of our management and operations. We paid Manager $1.2 million per month for transition services from October 1, 2014 to February 28, 2015, which included continued management and other services for the Australian assets pursuant to an existing management agreement, or the Australia Management Agreement. Beginning March 1, 2015, we agreed to pay Manager $0.1 million per month until we no longer required such services or until the Australia Management Agreement was terminated, which was terminated in the third quarter of 2015, effective October 31, 2015. The $2.7 million incurred pursuant to the Cooperation Agreement for the year ended December 31, 2015, is included in general and administrative expenses in our consolidated financial statements. There is no future obligation to pay any fees to Manager.

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

For the years ended December 31, 2015 and 2014, we incurred expenses of $42.7 million and $8.8 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a portion of the properties revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of December 31, 2015 and December 31, 2014, we had amounts payable pursuant to these services of $3.5 million and $6.7 million, respectively.

Property Operations

Occupancy data for 2015 and 2014 are as follows (square feet in thousands):

	All Properties		Comparable Properties(1)
	As of December 31,		As of December 31,
	2015	2014	2015	2014
Total properties	65	156	65	65
Total square feet	23,952	42,891	23,952	23,952
Percent leased(2)	91.4%	85.8%	91.4%	90.0%

(1)
Based on properties owned continuously from January 1, 2014 through December 31, 2015, and excludes properties sold during the period ended December 31, 2015 and properties classified as discontinued operations for the period ended December 31, 2014.

(2)	Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

The weighted average lease term based on square feet for leases entered into during the year ended December 31, 2015 was 6.3 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for leases entered into during the year ended December 31, 2015 totaled $156.4 million, or $32.08 per square foot on average (approximately $5.06 per square foot per year of the lease term).

As of December 31, 2015, approximately 9.9% of our leased square feet and 10.0% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2016.  Renewed and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring in 2016 are slightly below market. Lease expirations by year, as of December 31, 2015, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring	Leased Square Feet Expiring(1)	% of Leased Square Feet Expiring(1)	Cumulative % of Leased Square Feet Expiring(1)	Annualized Rental Revenue Expiring(2)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2016(3)	174	2,173	9.9%	9.9%	$49,142	10.0%	10.0%
2017	147	2,065	9.4%	19.3%	50,088	10.2%	20.2%
2018	152	2,515	11.5%	30.8%	64,614	13.2%	33.4%
2019	114	1,650	7.4%	38.2%	42,828	8.7%	42.1%
2020	127	3,846	17.6%	55.8%	56,072	11.5%	53.6%
2021	83	1,879	8.6%	64.4%	42,209	8.6%	62.2%
2022	43	854	3.9%	68.3%	23,199	4.7%	66.9%
2023	54	1,741	8.0%	76.3%	44,068	9.0%	75.9%
2024	19	607	2.8%	79.1%	14,134	2.9%	78.8%
2025	25	1,113	5.1%	84.2%	27,006	5.5%	84.3%
Thereafter	47	3,454	15.8%	100.0%	76,709	15.7%	100.0%
	985	21,897	100.0%		$490,069	100.0%

Weighted average remaining lease term (in years):		5.6			5.7

(1)
Square feet is pursuant to existing leases as of December 31, 2015, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of December 31, 2015, plus estimated recurring expense reimbursements; includes triple net lease rents and excludes lease value amortization, straight line rent adjustments, free rent periods, and parking revenue.

(3)
Square footage expiring in 2016 includes 0.1 million square feet related to month-to-month and self storage tenants. Annualized rental revenue expiring in 2016 includes $3.3 million of month-to-month and self storage rent.

A principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance, except from our government tenants, who usually pay rents monthly in arrears.  As of December 31, 2015, tenants representing 1% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant		Square Feet(1)	% of Total Square Feet(1)	% of Annualized Rental Revenue(2)	Weighted Average Remaining Lease Term
1.	Expedia, Inc.	398	1.8%	3.6%	2.8
2.	Office Depot, Inc.	640	2.9%	3.3%	7.8
3.	John Wiley & Sons, Inc.	414	1.9%	3.2%	16.2
4.	PNC Financial Services Group	587	2.7%	3.0%	5.1
5.	Flextronics International Ltd.	1,051	4.8%	2.2%	4.0
6.	J.P. Morgan Chase & Co.	356	1.6%	2.1%	9.0
7.	Groupon, Inc.(3)	378	1.7%	1.9%	10.0
8.	Jones Day	343	1.6%	1.8%	10.5
9.	Towers Watson & Co	369	1.7%	1.7%	3.9
10.	Ballard Spahr LLP	217	1.0%	1.6%	14.1
11.	Carmike Cinemas, Inc.(4)	552	2.5%	1.5%	0.7
12.	RE/MAX Holdings, Inc.	248	1.1%	1.4%	12.3
13.	Exelon Corporation	279	1.3%	1.3%	2.4
14.	FMC Corporation	207	0.9%	1.3%	0.4
15.	Georgetown University	240	1.1%	1.3%	3.7
16.	University of Pennsylvania Health System	267	1.2%	1.2%	9.8
17.	Wm. Wrigley Jr. Company	150	0.7%	1.1%	6.1
18.	West Corporation	336	1.5%	1.1%	13.2
19.	The United States Government	162	0.7%	1.0%	2.6
20.	M&T Bank	218	1.0%	1.0%	2.7
	Total	7,412	33.7%	36.6%	6.6

(1)
Square footage is pursuant to existing leases as of December 31, 2015, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of December 31, 2015, plus estimated recurring expense reimbursements; includes triple net lease rents and excludes lease value amortization, straight line rent adjustments, free rent periods, and parking revenue.

(3)	Groupon, Inc. statistics include 207,536 square feet that are sublet from Bankers Life and Casualty Company.

(4)	Subsequent to December 31, 2015, Carmike Cinemas' lease was extended. The weighted average remaining lease term is 14.7 years.

Financing Activities

On December 1, 2015, we repaid at par the $116.0 million of 5.24% mortgage debt at 111 Monument Circle and recognized a gain on early extinguishment of debt of $0.6 million for the year ended December 31, 2015 from the write-off of an unamortized premium, net of the write-off of unamortized deferred financing fees.

On August 3, 2015, we defeased the $141.4 million outstanding balance of the mortgage loan secured by 111 East Wacker Drive, one of the buildings included in Illinois Center. The defeasance costs and write off of the unamortized deferred financing costs, net of the write off of the unamortized premium, resulted in a net loss on early extinguishment of debt of $3.9 million for the year ended December 31, 2015.

On June 5, 2015, we prepaid $10.0 million of 7.36% mortgage debt at 2501 20th Place South and recognized a loss on early extinguishment of debt of $0.6 million for the year ended December 31, 2015, which consisted of a prepayment premium and the write off of unamortized deferred financing fees, net of the write off of an unamortized premium.

On June 3, 2015, we defeased the $38.7 million outstanding balance of the mortgage loan secured by 1320 Main Street. The defeasance costs and write off of the unamortized deferred financing costs, net of the write off of the unamortized premium, resulted in a net loss on early extinguishment of debt of $6.2 million for the year ended December 31, 2015.

On May 22, 2015, title to 225 Water Street was transferred to the lender pursuant to the consensual foreclosure in full satisfaction of the mortgage debt, with a principal balance of $40.1 million. The transaction resulted in a gain on early extinguishment of debt of $17.3 million for the year ended December 31, 2015.

On May 1, 2015, we redeemed at par $138.8 million of our 5.75% senior unsecured notes due 2015 and recognized a loss on early extinguishment of debt of $0.1 million for the year ended December 31, 2015.

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

RESULTS OF OPERATIONS
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Year Ended December 31,
	2015	2014	$ Change	% Change	2015	2014	2015	2014	$ Change	% Change
	(in thousands)
Rental income(3)	$432,921	$431,677	1,244	0.3%	$137,461	$260,022	$570,382	$691,699	$(121,317)	(17.5)%
Tenant reimbursements and other income	108,253	109,589	(1,336)	(1.2)%	36,256	60,569	144,509	170,158	(25,649)	(15.1)%
Operating expenses	(230,534)	(229,777)	(757)	0.3%	(94,414)	(158,205)	(324,948)	(387,982)	63,034	(16.2)%
Net operating income(4)	$310,640	$311,489	$(849)	(0.3)%	$79,303	$162,386	389,943	473,875	(83,932)	(17.7)%
Other expenses:
Depreciation and amortization							194,001	227,532	(33,531)	(14.7)%
General and administrative							57,457	113,155	(55,698)	(49.2)%
Loss on asset impairment							17,162	185,067	(167,905)	(90.7)%
Acquisition related costs							—	5	(5)	(100.0)%
Total other expenses							268,620	525,759	(257,139)	(48.9)%
Operating income (loss)							121,323	(51,884)	173,207	(333.8)%
Interest and other income							5,989	1,561	4,428	283.7%
Interest expense							(107,316)	(143,230)	35,914	(25.1)%
Gain on early extinguishment of debt							6,661	4,909	1,752	35.7%
Gain on sale of equity investments							—	171,561	(171,561)	(100.0)%
Gain on issuance of shares by an equity investee							—	17,020	(17,020)	(100.0)%
Foreign currency exchange loss							(8,857)	—	(8,857)	(100.0)%
Gain on sale of properties							84,421	—	84,421	100.0%
Income (loss) from continuing operations before income taxes and equity in earnings of investees							102,221	(63)	102,284	(162,355.6)%
Income tax expense							(2,364)	(3,191)	827	(25.9)%
Equity in earnings of investees							—	24,460	(24,460)	(100.0)%
Income from continuing operations							99,857	21,206	78,651	370.9%
Discontinued operations:
Income from discontinued operations							—	8,389	(8,389)	(100.0)%
Loss on asset impairment from discontinued operations							—	(2,238)	2,238	(100.0)%
Loss on early extinguishment of debt from discontinued operations							—	(3,345)	3,345	(100.0)%
Net income							99,857	24,012	75,845	315.9%
Preferred distributions							(27,924)	(32,095)	4,171	(13.0)%
Excess fair value of consideration over carrying value of preferred shares							—	(16,205)	16,205	(100.0)%
Net income (loss) available for Equity Commonwealth common shareholders							$71,933	$(24,288)	$96,221	(396.2)%

(1)	Comparable properties consist of 65 properties (127 buildings) owned continuously from January 1, 2014 to December 31, 2015.

(2)	Other properties consist of properties sold.

(3)	During the year ended December 31, 2015, we recognized non-recurring charges against revenues of $2.7 million related to a parking tax matter and a tenant lease termination at 600 West Chicago Avenue.

(4)
We calculate net operating income, or NOI, as shown above.  We define NOI as income from our real estate including lease termination fees received from tenants less our property operating expenses.  NOI excludes amortization of capitalized tenant improvement costs and leasing commissions.  We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties.  We use NOI internally to evaluate property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, net income attributable to Equity Commonwealth common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  This measure should be considered in conjunction with net income, net income attributable to Equity Commonwealth common shareholders, operating income and cash flow from operating activities as presented in our consolidated statements of operations, consolidated statements of comprehensive income and consolidated statements of cash flows.  Other REITs and real estate companies may calculate NOI differently than we do.

We refer to the 65 properties (127 buildings) we owned continuously from January 1, 2014 to December 31, 2015, as comparable properties.  We refer to the sold properties as other properties.  Our consolidated statements of operations for the years ended December 31, 2015 and 2014 include the operating results of 65 properties for the entire periods, as we owned these properties as of January 1, 2014.

Rental income. Rental income decreased $121.3 million in the 2015 period, compared to the 2014 period, primarily due to the properties sold during the year ended December 31, 2015. Our comparable properties increased $1.2 million primarily due to an increase in the recognition of lease termination fees and increases due to the write offs in 2014 of an acquired real estate lease after a tenant vacated its space prior to the lease expiration and of a deferred rent receivable after a tenant contracted its lease space. These increases were partially offset by a decrease in rental income due to leasing activity in 2015 at a particular building where one tenant vacated its space and two tenants shortened their remaining lease terms. In connection with these leasing transactions, the corresponding deferred rent receivable balances were written off or amortized over the shorter term. The increase in rental income was also partially offset by non-recurring charges against revenues of $2.7 million related to a parking tax matter and a tenant lease termination at 600 West Chicago Avenue recognized during the year ended December 31, 2015.

Rental income includes increases for non-cash straight line rent adjustments totaling $5.3 million in the 2015 period and $12.5 million in the 2014 period, and net reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $7.5 million in the 2015 period and $10.6 million in the 2014 period. Rental income also includes the recognition of lease termination fees totaling $8.2 million in the 2015 period and $4.7 million in the 2014 period.

Tenant reimbursements and other income. Tenant reimbursements and other income decreased $25.6 million in the 2015 period, compared to the 2014 period primarily due to the properties sold in 2015 and a $1.3 million decrease at our comparable properties primarily resulting from non-recurring prior year utility expense reimbursement.

Operating expenses. The $63.0 million decrease in operating expenses during the 2015 period as compared to the 2014 period is primarily due to the properties sold during the year ended December 31, 2015, partially offset by a $0.8 million increase at our comparable properties. The increase in operating expenses at the comparable properties primarily reflects increases in real estate tax expense related to increases in assessed values, bad debt expense primarily due to an evicted tenant, property related legal fees, maintenance and repairs, HVAC expenses and cleaning expenses, partially offset by decreases in management fees and increases in real estate tax refunds in 2015 related to prior year real estate taxes.

Depreciation and amortization. The decrease in depreciation and amortization expense in the 2015 period when compared to the 2014 period primarily relates to properties sold in 2015. This decrease was partially offset by an increase in depreciation and amortization expense resulting from the leasing transactions discussed above, where due to one tenant vacating its space and two other tenants shortening their remaining lease term, the corresponding tenant improvements were written off or depreciation was accelerated.

General and administrative. The decrease in general and administrative expenses primarily relates to $43.9 million of business management and incentive fees paid to our prior external manager in 2014, a $14.5 million decrease related to the shareholder approved reimbursement of expenses incurred by Related/Corvex in connection with their consent solicitation to remove our former Trustees, and a $9.4 million decrease in legal and litigation costs, partially offset by the internalization of our management, which includes a $9.5 million increase in share-based compensation expense.

Loss on asset impairment. During the year ended December 31, 2015, we recorded an impairment charge of $17.2 million related to 12655 Olive Boulevard, 1285 Fern Ridge Parkway and portfolios of properties located in Georgia and New York, based upon updated market information in accordance with our impairment analysis procedures. The impairment charge in 2014 includes $22.7 million related to 225 Water Street where we made the decision to cease making loan servicing payments and impairment losses recorded in the fourth quarter of 2014 as a result of the change in the anticipated holding period for certain properties.

Interest and other income. The increase in interest and other income primarily relates to a $3.1 million gain on the sale of securities in the first quarter of 2015 and an increase in bank interest income due to a higher average cash balance during the 2015 period as compared to the 2014 period.

Interest expense. The decrease in interest expense in the 2015 period primarily reflects the payment of the $235.0 million balance on our revolving credit facility in July 2014, the prepayment of $265.0 million of 5.68% mortgage debt in August 2014, the prepayment of $33.4 million of our 6.40% unsecured notes in September 2014, the prepayment of $125.0 million of our 7.50% unsecured notes in November 2014 the payment of $100.0 million of our term loan in December 2014, the prepayment of $138.8 million of our 5.75% senior unsecured notes due 2015 in May 2015, the foreclosure of 225 Water Street in May 2015 and the defeasance of the outstanding balance of the mortgage debt secured by 111 East Wacker Drive, one of the buildings included in Illinois Center, in August 2015.

Gain on early extinguishment of debt. The gain on early extinguishment of debt in the 2015 period reflects a $17.3 million gain related to the 225 Water Street foreclosure and a $0.6 million gain related to the repayment of mortgage debt at 111 Monument

Circle, partially offset by a $6.2 million loss related to the defeasance of the mortgage loan secured by 1320 Main Street, a $3.9 million loss related to the defeasance of the mortgage loan secured by 111 East Wacker Drive, a $0.6 million loss related to the prepayment of mortgage debt at 2501 20th Place South, a $0.1 million loss related to the redemption of $138.8 million of our 5.75% senior notes and a $0.4 million loss related to the new credit agreement entered into in January 2015, which resulted in the termination of our prior credit agreement. The gain on early extinguishment of debt in the 2014 period primarily reflects the write-off of unamortized premiums and deferred financing fees related to the prepayment of $265.0 million of 5.68% mortgage debt at 600 West Chicago Avenue in August 2014, partially offset by the write off of deferred financing fees related to the prepayment of $125.0 million of our 7.50% unsecured senior notes due 2019.

Gain on sale of equity investments. The gain on sale of equity investments in the 2014 period reflects the sale on July 9, 2014 of our entire stake of 22,000,000 common shares of SIR at a per share sales price in excess of our per share carrying value, partially offset by a loss on the sale of our investment in AIC in May 2014.

Gain on issuance of shares by an equity investee. The gain on issuance of shares by an equity investee primarily reflects the issuance of 10,000,000 common shares by SIR during the second quarter of 2014 at prices above our per share carrying value.

Foreign currency exchange loss. The foreign currency exchange loss for the year ended December 31, 2015 relates to the change in foreign currency rates resulting in losses on cash proceeds from the Australian portfolio disposition maintained in an Australian bank account prior to the transfer of cash from our Australian subsidiary to our U.S bank accounts.

Gain on sale of properties. In the first quarter of 2015, we sold two properties and recorded a $5.9 million gain on sale of properties. In the second quarter of 2015, we recorded gains of $41.6 million and $11.9 million related to the sales of an office portfolio in AL, LA, NC, SC and Sorrento Valley Business Park, respectively. In the third quarter of 2015, we recorded gains of $27.0 million, $17.6 million and $7.9 million related to the sales of Illinois Center, 185 Asylum Street and 16th and Race Street, respectively. In the fourth quarter of 2015, we recorded gains of $22.8 million, $9.5 million, $8.4 million and $4.3 million related to the sales of Arizona Center, One Park Square, 4 South 84th Avenue and One South Church Avenue, respectively.

These gains were partially offset by a loss in the second quarter on the sale of properties in Australia of $47.9 million, which is net of the write off of approximately $63.2 million of foreign currency translation adjustments previously recorded in accumulated other comprehensive loss. We also recognized losses in the second quarter of $8.2 million and $2.3 million related to sales of a portfolio of small office and industrial properties and two properties in St. Louis, respectively a loss in the third quarter of $12.5 million related to the sale of a portfolio in upstate New York and losses in the fourth quarter of $3.1 million and $0.4 million related to the sale of a portfolio in Georgia and the sale of 775 Ridge Lake Boulevard, respectively.

Income tax expense. The decrease in income tax expense relates to a decrease in foreign tax expense related to the Australian assets, which were sold in June 2015. The decrease in the foreign tax expense was partially offset by federal income tax expense in the second quarter of 2015 incurred as a result of a taxable built-in gain triggered by the sale of a property that was previously owned by a C corporation.

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

RESULTS OF OPERATIONS
Year Ended December 31, 2014, Compared to Year Ended December 31, 2013

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Year Ended December 31,
	2014	2013	$ Change	% Change	2014	2013	2014	2013	$ Change	% Change
	(in thousands)
Rental income	$691,713	$686,229	$5,484	0.8%	$(14)	$77,033	$691,699	$763,262	$(71,563)	(9.4)%
Tenant reimbursements and other income	170,085	176,177	(6,092)	(3.5)%	73	13,590	170,158	189,767	(19,609)	(10.3)%
Operating expenses	(388,190)	(393,095)	4,905	(1.2)%	208	(16,950)	(387,982)	(410,045)	22,063	(5.4)%
Net operating income(3)	$473,608	$469,311	$4,297	0.9%	$267	$73,673	473,875	542,984	(69,109)	(12.7)%
Other expenses:
Depreciation and amortization							227,532	234,402	(6,870)	(2.9)%
General and administrative							113,155	80,504	32,651	40.6%
Loss on asset impairment							185,067	124,253	60,814	48.9%
Acquisition related costs							5	318	(313)	(98.4)%
Total other expenses							525,759	439,477	86,282	19.6%
Operating income							(51,884)	103,507	(155,391)	(150.1)%
Interest and other income							1,561	1,229	332	27.0%
Interest expense							(143,230)	(173,011)	29,781	(17.2)%
Gain (loss) on early extinguishment of debt							4,909	(60,052)	64,961	(108.2)%
Gain on sale of equity investment							171,561	66,293	105,268	158.8%
Gain on issuance of shares by an equity investee							17,020	—	17,020	100.0%
Foreign currency exchange loss							—	—	—	(100.0)%
Gain on sale of properties							—	1,596	(1,596)	100.0%
Loss from continuing operations before income taxes and equity in earnings of investees							(63)	(60,438)	60,375	(99.9)%
Income tax expense							(3,191)	(2,634)	(557)	21.1%
Equity in earnings of investees							24,460	25,754	(1,294)	(5.0)%
Income (loss) from continuing operations							21,206	(37,318)	58,524	(156.8)%
Discontinued operations:
Income from discontinued operations							8,389	6,393	1,996	31.2%
Loss on asset impairment from discontinued operations							(2,238)	(102,869)	100,631	(97.8)%
Loss on early extinguishment of debt from discontinued operations							(3,345)	(1,011)	(2,334)	230.9%
Net loss on sale of properties from discontinued operations							—	(22,162)	22,162	(100.0)%
Net income (loss)							24,012	(156,967)	180,979	(115.3)%
Net income attributable to noncontrolling interest in consolidated subsidiary							—	(20,093)	20,093	(100.0)%
Net income (loss) attributable to Equity Commonwealth							24,012	(177,060)	201,072	(113.6)%
Preferred distributions							(32,095)	(44,604)	12,509	(28.0)%
Excess fair value of consideration over carrying value of preferred shares							(16,205)	—	(16,205)	(100.0)%
Net loss attributable to Equity Commonwealth common shareholders							$(24,288)	$(221,664)	$197,376	(89.0)%

(1)	Comparable properties consist of 156 properties (262 buildings) owned continuously from January 1, 2013 to December 31, 2014.

(2)	Other properties consist of properties owned by SIR and GOV.

(3)	See Note 4 on page 28 for further information regarding NOI.

We refer to the 156 properties (262 buildings) we owned continuously from January 1, 2013 to December 31, 2014, as comparable properties.  We refer to the properties owned by SIR as other properties.  Our consolidated statements of operations for the years ended December 31, 2014 and 2013 include the operating results of 156 properties for the entire periods, as we owned these properties as of January 1, 2013.  Our consolidated statement of operations for the year ended December 31, 2013 also includes the operating results of properties owned by SIR when SIR was our consolidated subsidiary, which was until July 2, 2013.

Rental income. Rental income decreased $71.6 million in the 2014 period, compared to the 2013 period, due to a decrease of $77.0 million primarily related to the deconsolidation of SIR discussed above, partially offset by an increase at our comparable properties totaling $5.5 million. The increase in comparable property rental income primarily reflects approximately $8.5 million received from the settlement of litigation with a former tenant at one of our properties. Rental income includes non-cash straight line rent adjustments totaling $12.5 million in the 2014 period and $31.8 million in the 2013 period, which includes $5.7 million related to SIR, and net reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $10.7 million in the 2014 period and $10.3 million in the 2013 period. Rental income also includes the recognition of lease termination fees totaling $4.7 million in the 2014 period and $2.8 million in the 2013 period.

Tenant reimbursements and other income. Tenant reimbursements and other income decreased $19.6 million in the 2014 period, compared to the 2013 period, due to a decrease in tenant reimbursements and other income totaling $13.5 million primarily related to the deconsolidation of SIR discussed above, and a decrease in tenant reimbursements and other income at our comparable properties totaling $6.1 million. The decrease in comparable property tenant reimbursements and other income from our comparable properties primarily reflects decreases in real estate taxes and the related tenant reimbursements at some of our properties.

Operating expenses. The decrease in operating expenses during the 2014 period totaling $22.1 million reflects a decrease in operating expenses totaling $17.2 million primarily related to the deconsolidation of SIR discussed above, and a decrease in operating expenses at our comparable properties totaling $4.9 million. The decrease in operating expenses at our comparable properties primarily reflects decreases in real estate tax assessments and reduced rates in certain markets, partially offset by increases in utility expenses and snow removal costs related to the more severe winter season during the 2014 period, compared to the 2013 period.

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

Gain on sale of properties. Gain on sale of properties in the 2013 period reflects a gain of $1.6 million from an eminent domain land taking at one of our properties.

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

Net loss on sale of properties from discontinued operations. Net loss on sale of properties in the 2013 period reflects losses totaling $22.2 million from the sale of 43 properties (134 buildings) and a land parcel during the 2013 period.

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

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As of December 31, 2015, we had $1.8 billion of cash and cash equivalents.  We expect to use our cash balances, cash flow from our operations and proceeds of future property sales to fund our operations, repay debt, redeem preferred shares, make distributions, acquire assets, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

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

Cash flows provided by (used in) operating, investing and financing activities were $181.5 million, $1,648.9 million and $(382.7) million, respectively, for the year ended December 31, 2015, and $224.4 million, $771.2 million and $(847.0) million, respectively, for the year ended December 31, 2014.  Changes in these three categories of our cash flows between 2015 and 2014 are primarily related to real estate improvements, our dispositions of properties, the sale of our SIR common shares during the 2014 period, our purchase of our common shares during the 2015 period, our repayments of debt, and our distributions to our common shareholders during the 2014 period.

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

 Borrowings under our revolving credit facility currently bear interest at LIBOR plus a spread, which was 125 basis points as of December 31, 2015.  We also pay a facility fee of 25 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Both the interest rate spread and the facility fee are subject to adjustment based upon changes to our credit ratings.  We are allowed to borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  As of December 31, 2015, the interest rate payable on borrowings under our revolving credit facility was 1.68%.  As of December 31, 2015, we had no balance outstanding under our revolving credit facility.

Our term loans currently bear interest at a rate of LIBOR plus a spread, which was 140 and 180 basis points for the 5-year and 7-year term loan, respectively, as of December 31, 2015.  The interest rate spread is subject to adjustment based upon changes to our credit ratings.  As of December 31, 2015, the interest rate for the amounts outstanding under our term loan was 1.83% and 2.23% for the 5-year and 7-year term loan, respectively. As of December 31, 2015, our 5-year and 7-year term loans each had balances of $200.0 million.

On December 1, 2015, we repaid at par $116.0 million of 5.24% mortgage debt at 111 Monument Circle. On August 3, 2015, we defeased the outstanding $141.4 million balance of the mortgage loan secured by 111 East Wacker Drive, one of the buildings included in Illinois Center. On June 5, 2015, we prepaid $10.0 million of 7.36% mortgage debt at 2501 20th Place South. On June 3, 2015, we defeased the $38.7 million outstanding balance of the mortgage loan secured by 1320 Main Street. On May 22, 2015, title to 225 Water Street was transferred to the lender pursuant to the consensual foreclosure in full satisfaction of the mortgage debt, with a principal balance of $40.1 million. On May 1, 2015, we redeemed at par $138.8 million of our 5.75% senior unsecured notes due 2015.

During the year ended December 31, 2015, we paid an aggregate of $27.9 million of distributions on our series D and series E preferred shares.  On January 26, 2016, we announced that our Board of Trustees declared dividends of $0.40625 per series D preferred share and $0.453125 per series E preferred share, both of which were paid on February 16, 2016 to shareholders of record on February 5, 2016.

On August 24, 2015, our Board of Trustees approved a common share repurchase plan, which authorizes the repurchase of up to $100.0 million of our outstanding common shares over the twelve month period following the date of authorization. On September 14, 2015, our Board of Trustees authorized the repurchase of up to an additional $100.0 million of our outstanding common shares over the twelve month period following the date of authorization. During the year ended December 31, 2015, we purchased and retired 3,410,300 of our common shares at a weighted average price of $25.76 per share for a total investment of $87.8 million.

Our outstanding debt maturities and weighted average interest rates as of December 31, 2015, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
Year	Unsecured Floating Rate Debt	Unsecured Fixed Rate Debt		Secured Fixed Rate Debt		Total(1)	Weighted Average Interest Rate(2)
2016	$—	$139,104	(3)	$3,346		$142,450	6.2%
2017	—	250,000		44,865		294,865	6.2%
2018	—	250,000		3,847		253,847	6.6%
2019	—	—		164,613	(4)	164,613	5.7%
2020	200,000	250,000		1,674		451,674	4.1%
2021	—	—		25,982		25,982	5.7%
2022	200,000	—		799		200,799	2.2%
2023	—	—		702		702	5.7%
2024	—	—		743		743	5.7%
2025	—	—		787		787	5.7%
Thereafter	—	175,000		204		175,204	5.7%
	$400,000	$1,064,104		$247,562		$1,711,666	5.1%

(1)	Total debt outstanding as of December 31, 2015, including net unamortized premiums and discounts, equals $1,710,324.

(2)	Weighted based on current contractual interest rates.

(3)	On February 16, 2016, we redeemed at par $139.1 million of our 6.25% senior unsecured notes due 2016.

(4)
We have a mortgage loan with an aggregate outstanding principal balance as of December 31, 2015 of $169,612 secured by 1735 Market Street that matures in 2019. Interest on this loan is payable at a rate equal to LIBOR plus 2.625%, but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% per year until December 1, 2016.

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
During the year ended December 31, 2015, we disposed of 91 properties (135 buildings) and one land parcel with a combined 18.9 million square feet for an aggregate sales price of $2.0 billion, excluding closing costs. For more information regarding these transactions, see Note 4 to Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.

During the years ended December 31, 2015, 2014 and 2013 amounts capitalized at our properties, including properties sold and properties classified in discontinued operations, and properties owned by SIR when SIR was a consolidated subsidiary of ours, for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Years Ended December 31,
	2015	2014	2013
Tenant improvements(1)	$54,272	$58,238	$78,806
Leasing costs(2)	44,590	37,091	41,652
Building improvements(3)	21,403	33,370	44,121

(1)	Tenant improvements include capital expenditures to improve tenants’ space.

(2)	Leasing costs include leasing related costs such as brokerage commissions and legal expenses.

(3)
Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.

During the year ended December 31, 2015, commitments made for expenditures in connection with leasing space at our properties were as follows (dollar and square foot measures in thousands, except per square foot measures):

	New Leases	Renewals	Total
Rentable square feet leased during the period	2,060	2,816	4,876
Tenant improvements and leasing commissions	$99,925	$56,466	$156,391
Tenant improvements and leasing commissions per rentable square foot	$48.52	$20.05	$32.08
Weighted average lease term by square foot (years)	8.5	4.7	6.3
Tenant improvements and leasing commissions per rentable square foot per year	$5.54	$4.20	$5.06

Debt Covenants

Our unsecured debt obligations at December 31, 2015 were our term loans and our publicly issued senior unsecured notes. Our public debt indenture and related supplements, our revolving credit facility and our term loan agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios.  At December 31, 2015, we believe we were in compliance with all covenants under our indenture and related supplements, and we believe we were in compliance with all respective covenants under our revolving credit facility and our term loan agreement.  In addition to our unsecured debt obligations, we had $249.7 million (including net unamortized premiums and discounts) of mortgage notes outstanding at December 31, 2015.

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

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2015, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We had no swaps or hedges as of December 31, 2015, other than the cash flow hedge associated with our $169.6 million of mortgage debt described in Note 13 to the Notes to Consolidated Financial Statements and under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of this Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS
As of December 31, 2015, our contractual obligations were as follows (dollars in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations	$1,711,666	$142,450	$548,712	$616,287	$404,217
Tenant related obligations(1)	118,933	85,976	32,095	—	862
Projected interest expense(2)	478,182	84,577	104,557	66,289	222,759
Operating lease obligations—ground lease and corporate office space(3)	139,851	1,957	4,649	4,754	128,491
Total	$2,448,632	$314,960	$690,013	$687,330	$756,329

(1)	Committed tenant related obligations include leasing commissions and tenant improvements and are based on leases in effect as of December 31, 2015.

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

(3)	Ground lease obligation represents payments due from us pursuant to an operating ground lease at 111 River Street, where we are the lessee.
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

We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs.  FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income attributable to Equity Commonwealth common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  These measures should be considered in conjunction with net income, net income attributable to Equity Commonwealth common shareholders, operating income and cash flow from operating activities as presented in our consolidated statements of operations, consolidated statements of comprehensive income and consolidated statements of cash flows.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

The following table provides a reconciliation of net income (loss) attributable to Equity Commonwealth to FFO attributable to Equity Commonwealth common shareholders and a calculation to Normalized FFO attributable to Equity Commonwealth common shareholders (in thousands):

	Years Ended December 31,
	2015	2014	2013
Reconciliation to FFO:
Net income (loss) attributable to Equity Commonwealth	$99,857	$24,012	$(177,060)
Depreciation and amortization from continuing operations	194,001	227,532	234,402
Depreciation and amortization from discontinued operations	—	—	12,550
Loss on asset impairment from continuing operations	17,162	185,067	124,253
Loss on asset impairment from discontinued operations	—	2,238	102,869
FFO from equity investees	—	33,007	33,564
Net income attributable to noncontrolling interest	—	—	20,093
FFO attributable to noncontrolling interest	—	—	(26,270)
Gain on sale of properties	(84,421)	—	(1,596)
Net loss on sale of properties from discontinued operations	—	—	22,162
Equity in earnings of investees	—	(24,460)	(25,754)
FFO attributable to Equity Commonwealth	226,599	447,396	319,213
Preferred distributions	(27,924)	(32,095)	(44,604)
FFO attributable to Equity Commonwealth common shareholders	$198,675	$415,301	$274,609

Reconciliation to Normalized FFO:
FFO available for Equity Commonwealth common shareholders	$198,675	$415,301	$274,609
Recurring adjustments:
Lease value amortization from continuing operations	7,515	10,650	10,310
Lease value amortization from discontinued operations	—	—	(775)
Straight line rent from continuing operations	(5,328)	(12,531)	(31,791)
Straight line rent from discontinued operations	—	(226)	562
(Gain) loss on early extinguishment of debt from continuing operations	(6,661)	(4,909)	60,052
Loss on early extinguishment of debt from discontinued operations	—	3,345	1,011
Minimum cash rent from direct financing lease	7,451	8,128	8,125
Gain on sale of equity investment	—	(171,561)	(66,293)
Gain on issuance of shares by an equity investee	—	(17,020)	—
Interest earned from direct financing lease	(407)	(787)	(1,128)
Normalized FFO from equity investees, net of FFO	—	(3,353)	(2,530)
Normalized FFO from noncontrolling interest, net of FFO	—	—	1,987
Other items which affect comparability:
Shareholder litigation costs and transition-related expenses	10,869	37,681	29,874
Transition services fee	2,679	3,600	—
Acquisition related costs	—	5	318
Gain on sale of securities	(3,080)	—	—
Foreign currency exchange loss	8,857	—	—
Normalized FFO attributable to Equity Commonwealth common shareholders	$220,570	$268,323	$284,331

PROPERTY NET OPERATING INCOME (NOI)

We use property net operating income, or NOI, to evaluate the performance of our properties. We define NOI as income from our real estate including lease termination fees received from tenants less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions.

The following table includes the reconciliation of NOI to net income, the most directly comparable financial measure under GAAP reported in our consolidated financial statements.  We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties.  We use NOI internally to evaluate property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, net income attributable to Equity Commonwealth common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  This measure should be considered in conjunction with net income, net income attributable to Equity Commonwealth common shareholders, operating income and cash flow from operating activities as presented in our consolidated statements of operations, consolidated statements of comprehensive income and consolidated statements of cash flows.  Other REITs and real estate companies may calculate NOI differently than we do.

A reconciliation of NOI to net income (loss) for the years ended December 31, 2015, 2014 and 2013, is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Rental income	$570,382	$691,699	$763,262
Tenant reimbursements and other income	144,509	170,158	189,767
Operating expenses	(324,948)	(387,982)	(410,045)
NOI	$389,943	$473,875	$542,984

NOI	$389,943	$473,875	$542,984
Depreciation and amortization	(194,001)	(227,532)	(234,402)
General and administrative	(57,457)	(113,155)	(80,504)
Loss on asset impairment	(17,162)	(185,067)	(124,253)
Acquisition related costs	—	(5)	(318)
Operating income (loss)	121,323	(51,884)	103,507

Interest and other income	5,989	1,561	1,229
Interest expense	(107,316)	(143,230)	(173,011)
Gain (loss) on early extinguishment of debt	6,661	4,909	(60,052)
Gain on sale of equity investments	—	171,561	66,293
Gain on issuance of shares by an equity investee	—	17,020	—
Foreign currency exchange loss	(8,857)	—	—
Gain on sale of properties	84,421	—	1,596
Income (loss) from continuing operations before income taxes and equity in earnings of investees	102,221	(63)	(60,438)
Income tax expense	(2,364)	(3,191)	(2,634)
Equity in earnings of investees	—	24,460	25,754
Income (loss) from continuing operations	99,857	21,206	(37,318)
Income from discontinued operations	—	8,389	6,393
Loss on asset impairment from discontinued operations	—	(2,238)	(102,869)
Loss on early extinguishment of debt from discontinued operations	—	(3,345)	(1,011)
Net loss on sale of properties from discontinued operations	—	—	(22,162)
Net income (loss)	$99,857	$24,012	$(156,967)

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
RELATED PERSON TRANSACTIONS

We have engaged in certain related person transactions during the years ended December 31, 2015 and December 31, 2014, both prior to and following our Special Meeting at which our new Board of Trustees was elected. Following the Special Meeting, we entered into transactions with certain of our existing Trustees and executive officers and shareholders owning 5% or more of our common shares, or with persons or entities associated with such persons.

We entered into a one-year license agreement for office space with an entity associated with Mr. Zell, our Chairman, and Mr. Helfand, our President and Chief Executive Officer for approximately $0.2 million for the year. On May 4, 2015 and November 2, 2015, the Audit Committee of the Board of Trustees approved an agreement to extend the term of the license agreement through November 30, 2015 and January 31, 2016, respectively. The license fee payment is approximately $0.1 million for the extended term. The extension of the license agreement was terminated as of December 30, 2015.

We entered into a one-year lease with one three-month renewal option for office space with an entity associated with Mr. Zell for approximately $0.2 million for the initial term, which lease was terminated, effective January 31, 2015. We also entered into a sublease agreement for office space, the landlord of which is an entity associated with Mr. Zell, for approximately $0.2 million for the initial term of approximately seven months. On May 4, 2015 and November 2, 2015, the Audit Committee of the Board of Trustees approved an agreement to extend the term of the sublease through November 30, 2015 and January 31, 2016, respectively. The sublease payment is approximately $0.2 million for the extended term. The extension of the sublease was terminated as of December 30, 2015.

In 2015, we entered into a lease for office space with an entity associated with Mr. Zell, for approximately $0.5 million for the initial year beginning in 2016, and $0.8 million annually thereafter. Effective February 1, 2016, we entered into a lease for storage space with an entity associated with Mr. Zell for a nominal amount.

We believe that the foregoing transactions with our existing Trustees and executive officers are on market terms.

At the Special Meeting our shareholders voted to approve the reimbursement of approximately $33.5 million of expenses incurred by Related Fund Management, LLC and Corvex Management LP, which we refer to together as Related/Corvex, in connection with their consent solicitations to remove our former Trustees and elect the new Board of Trustees and to engage in related litigation. At the time the reimbursement was approved, Related/Corvex, according to them, owned approximately 5.7% in the aggregate of our common shares. Approximately $16.7 million was paid and expensed during the year ended December 31, 2014.  Approximately $8.4 million was to be reimbursed only if the average closing price of our common shares was at least $26.00 (as adjusted for any share splits or share dividends) during the one year period after the date on which the reimbursement was approved by shareholders, and the remaining approximately $8.4 million will be reimbursed only if the average closing price of our common shares is at least $26.00 (as adjusted for any share splits or share dividends) during the one year period between the first and second anniversaries of the date on which the reimbursement was approved by shareholders. The average closing price of our common shares was at least $26.00 during the first one year period after the date on which the reimbursement was approved by shareholders, and in August 2015 we paid $8.4 million to Related/Corvex. As these future potential payments represent a “derivative liability”, we expensed approximately $9.0 million during the year ended December 31, 2015. The fair value of this derivative liability on December 31, 2015 was $7.2 million. The total expense of $9.0 million incurred during the year ended December 31, 2015, is included in general and administrative expenses in our consolidated financial statements.

Prior to the election of our new Board of Trustees at the Special Meeting and the appointment of our current executive officers following the Special Meeting on July 31, 2014, we had historical transactions with certain of our former Trustees, former executive officers, RMR, SIR, AIC and other companies to which RMR provides management services and others affiliated with them. Certain of these transactions continued following the Special Meeting.

Effective September 30, 2014, we terminated our business and property management relationships with RMR for our U.S. properties pursuant to a termination and cooperation agreement, which we refer to as the Cooperation Agreement. Pursuant to the Cooperation Agreement, through February 28, 2015, RMR and RMR Australia, which we refer to together as Manager, agreed to use best efforts to assist us in the transition of our management and operations. We paid Manager $1.2 million per month for transition services from October 1, 2014 to February 28, 2015, which included continued management and other services for the Australian assets pursuant to an existing management agreement, or the Australia Management Agreement. Beginning March 1, 2015, we agreed to pay Manager $0.1 million per month until we no longer required such services or until the Australia Management Agreement was terminated, which was terminated in the third quarter of 2015, effective October 31, 2015. The $2.7 million incurred pursuant to the Cooperation Agreement for the year ended December 31, 2015 is included in general and administrative expenses in our consolidated financial statements and is net of certain amounts due from RMR. There is no future obligation to pay any fees to Manager.

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

At December 31, 2015, our outstanding fixed rate debt consisted of the following senior unsecured notes and secured mortgage notes (dollars in thousands):

Senior Unsecured Notes:

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense(1)	Maturity	Interest Payment Due
6.250% senior unsecured notes due 2016(2)	$139,104	6.25%	$8,694	8/15/2016	Semi-Annually
6.250% senior unsecured notes due 2017	250,000	6.25%	15,625	6/15/2017	Semi-Annually
6.650% senior unsecured notes due 2018	250,000	6.65%	16,625	1/15/2018	Semi-Annually
5.875% senior unsecured notes due 2020	250,000	5.88%	14,688	9/15/2020	Semi-Annually
5.750% senior unsecured notes due 2042	175,000	5.75%	10,063	8/1/2042	Quarterly
	$1,064,104		$65,695

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

(2)	On February 16, 2016, we redeemed at par $139.1 million of our 6.25% senior unsecured notes due 2016.

No principal repayments are due under our senior unsecured notes until maturity.

Secured Mortgage Notes:

Debt	Principal Balance(1)	Annual Interest Rate(1)		Annual Interest Expense(1)	Maturity	Interest Payment Due
Parkshore Plaza	$41,275	5.67%		$2,373	5/1/2017	Monthly
1735 Market Place	169,612	5.66%	(2)	9,650	12/2/2019	Monthly
206 East 9th Street	27,515	5.69%		1,601	1/5/2021	Monthly
33 Stiles Lane	2,785	6.75%		201	3/1/2022	Monthly
97 Newberry Road	6,375	5.71%		378	3/1/2026	Monthly
	$247,562			$14,203

(1)
The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contracts.  In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions and issuance costs at the time we assumed or issued these debts.  For more information, see Note Note 9 to the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

(2)
Interest on this loan is payable at a rate equal to a spread over LIBOR, but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% until December 1, 2016.  The floating interest rate at December 31, 2015 was 3.05%.

Some of our secured notes require principal and interest payments through maturity pursuant to amortization schedules, and some of our secured notes require interest only payments through maturity.

Swap Agreements

We have interest rate swap agreements to manage our interest rate risk exposure on $169.6 million of mortgage notes due 2019, which require us to pay interest at a rate equal to a spread over LIBOR.  The interest rate swap agreements utilized by us effectively modify our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements.  Approximately 9.9% ($169.6 million) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at December 31, 2015.  As of December 31, 2015, the fair value of our derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive loss in our consolidated balance sheet totaled $3.7 million.

Fixed Rate Debt

Because our fixed rate unsecured and secured notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations.  If all of these notes were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $13.1 million.

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

Floating Rate Debt

At December 31, 2015, our unhedged floating rate debt consisted of our term loans.  Our $200.0 million 5-year term loan matures in January 2020 and our $200.0 million 7-year term loan matures in January 2022.  Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus spreads that are subject to adjustment based upon changes to our credit ratings.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically

LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility or term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk.  Generally, a change in market interest rates would not affect the value of these floating rate debts, but would affect our operating results.  The following table presents the impact a 100 basis point increase in interest rates would have on our floating rate interest expense as of December 31, 2015 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year(1)	Outstanding Debt	Total Interest Expense Per Year
Term loans at December 31, 2015	1.83%/2.23%	$400,000	$8,118
100 basis point increase	2.83%/3.23%	$400,000	$12,118

(1)	Based on the interest rates and outstanding borrowings of our floating rate debt as of December 31, 2015.

Foreign Currency Risk

Prior to the sale of our Australian portfolio, there was a risk that our financial results were affected by changes in currency exchange rates.  As a result of the sale of our Australian portfolio, our primary exposure to foreign currency exchange rates subsequent to the June 2015 disposition related to the translation of the cash and cash equivalent balance at our Australian subsidiary from Australian dollars into U.S. dollars.
Item 8.    Financial Statements and Supplementary Data.
The information required by Item 8 is included in Item 15 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2015 our internal control over financial reporting is effective.

Ernst & Young LLP, the independent registered public accounting firm that audited our 2015 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.

Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Our Code of Business Conduct and Ethics applies to all our representatives, including our officers and Trustees. Our Code of Business Conduct and Ethics is posted on our website, www.eqcre.com. A printed copy of our Code of Business Conduct and Ethics is also available free of charge to any person who requests a copy by writing to our Secretary, Equity Commonwealth, Two North Riverside Plaza, Suite 2100, Chicago, IL 60606. We intend to disclose any amendments or waivers to our Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.
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

10.3	Equity Commonwealth 2015 Equity Incentive Plan. (Incorporated by reference to the Company's Current Report on Form 8-K filed June 18, 2015.)

10.4	Amendment No. 1 to the Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Filed herewith.)

10.5	Form of Restricted Stock Agreement for Employees under Equity Commonwealth 2015 Equity Incentive Plan. (+) (Filed herewith.)

10.6	Form of Restricted Stock Unit Agreement for Employees under Equity Commonwealth 2015 Equity Incentive Plan. (+) (Filed herewith.)

10.7	Form of Restricted Stock Agreement for Chairman of the Board under Equity Commonwealth 2015 Equity Incentive Plan. (+) (Filed herewith.)

10.8	Form of Restricted Stock Unit Agreement for Chairman of the Board under Equity Commonwealth 2015 Equity Incentive Plan. (+) (Filed herewith.)

10.9
CommonWealth REIT 2012 Equity Compensation Plan, renamed as the Equity Commonwealth 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company's Current Report on Form 8-K filed May 11, 2012.)

10.10
Amendment No. 1 to CommonWealth REIT 2012 Equity Compensation Plan, renamed as the Equity Commonwealth 2012 Equity Compensation Plan, dated October 28, 2014. (+) (Incorporated by reference to the Registration Statement on Form S-8 filed October 28, 2014.)

Exhibit Number	Description
10.11	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

10.12
Form of Restricted Share Agreement for Trustees under Equity Commonwealth 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 31, 2014.)

10.13
Form of Restricted Share Agreement for Employees (Special Awards) under Equity Commonwealth 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 31, 2014.)

10.14
Form of Restricted Share Unit Agreement for Employees (Special Awards) under Equity Commonwealth 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 31, 2014.)

10.15	Zell Restricted Share Agreement under Equity Commonwealth 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 31, 2014.)

10.16	Zell Restricted Share Unit Agreement under Equity Commonwealth 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 31, 2014.)

10.17	Form of Indemnification Agreement. (+) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)

10.18	Summary of Trustee Compensation. (+) (Filed herewith.)

10.19
Credit Agreement, dated as of January 29, 2015, among Equity Commonwealth, Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions or entities from time to time party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K filed February 3, 2015.)

10.20
Forbearance Agreement Regarding Term Loan Agreement, by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto, effective as of April 11, 2014. (Incorporated by reference to the Company's Current Report on Form 8-K filed April 14, 2014.)

10.21
Fourth Amendment to Term Loan Agreement and Waiver, dated as of June 6, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company's Current Report on Form 8-K filed June 12, 2014.)

10.22
Stock Purchase Agreement, dated as of July 8, 2014, by and among the Company, Government Properties Income Trust and Reit Management & Research LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed July 9, 2014.)

10.23
Letter Agreement, dated as of July 23, 2014, by and between the Company and Government Properties Income Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K filed July 23, 2014.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (Filed herewith.)

21.1	Subsidiaries of the Company. (Filed herewith.)

23.1	Consent of Ernst & Young LLP. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

Exhibit Number	Description

32.1	Section 1350 Certification. (Furnished herewith.)

101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

(+)	Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Equity Commonwealth
We have audited the accompanying consolidated balance sheets of Equity Commonwealth (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Commonwealth at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equity Commonwealth's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 18, 2016

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Equity Commonwealth
We have audited Equity Commonwealth's (the "Company") internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Equity Commonwealth's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Equity Commonwealth maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Equity Commonwealth and our report dated February 18, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 18, 2016

EQUITY COMMONWEALTH
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2015	2014
ASSETS
Real estate properties:
Land	$389,410	$714,238
Buildings and improvements	3,497,942	5,014,205
	3,887,352	5,728,443
Accumulated depreciation	(898,939)	(1,030,445)
	2,988,413	4,697,998
Acquired real estate leases, net	88,760	198,287
Cash and cash equivalents	1,802,729	364,516
Restricted cash	32,245	32,257
Rents receivable, net of allowance for doubtful accounts of $7,715 and $6,565, respectively	174,676	248,101
Other assets, net	157,549	220,480
Total assets	$5,244,372	$5,761,639

LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior unsecured debt, net	$1,460,592	$1,598,416
Mortgage notes payable, net	249,732	609,249
Accounts payable and accrued expenses	123,587	162,204
Assumed real estate lease obligations, net	4,296	26,784
Rent collected in advance	27,340	31,359
Security deposits	10,338	14,044
Total liabilities	1,875,885	2,442,056
Commitments and contingencies
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6 1/2% cumulative convertible; 4,915,196 and 4,915,497 shares issued and outstanding, respectively, aggregate liquidation preference of $122,880 and $122,887, respectively	119,263	119,266
Series E preferred shares; 7 1/4% cumulative redeemable on or after May 15, 2016; 11,000,000 shares issued and outstanding, aggregate liquidation preference $275,000	265,391	265,391
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 126,349,914 and 129,607,279 shares issued and outstanding, respectively	1,263	1,296
Additional paid in capital	4,414,611	4,487,133
Cumulative net income	2,333,709	2,233,852
Cumulative other comprehensive loss	(3,687)	(53,216)
Cumulative common distributions	(3,111,868)	(3,111,868)
Cumulative preferred distributions	(650,195)	(622,271)
Total shareholders’ equity	3,368,487	3,319,583
Total liabilities and shareholders’ equity	$5,244,372	$5,761,639
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	December 31,
	2015	2014	2013
Revenues:
Rental income	$570,382	$691,699	$763,262
Tenant reimbursements and other income	144,509	170,158	189,767
Total revenues	714,891	861,857	953,029
Expenses:
Operating expenses	324,948	387,982	410,045
Depreciation and amortization	194,001	227,532	234,402
General and administrative	57,457	113,155	80,504
Loss on asset impairment	17,162	185,067	124,253
Acquisition related costs	—	5	318
Total expenses	593,568	913,741	849,522
Operating income (loss)	121,323	(51,884)	103,507
Interest and other income	5,989	1,561	1,229
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $1,028, $(549), and $9, respectively)	(107,316)	(143,230)	(173,011)
Gain (loss) on early extinguishment of debt	6,661	4,909	(60,052)
Gain on sale of equity investment	—	171,561	66,293
Gain on issuance of shares by an equity investee	—	17,020	—
Foreign currency exchange loss	(8,857)	—	—
Gain on sale of properties	84,421	—	1,596
Income (loss) from continuing operations before income taxes and equity in earnings of investees	102,221	(63)	(60,438)
Income tax expense	(2,364)	(3,191)	(2,634)
Equity in earnings of investees	—	24,460	25,754
Income (loss) from continuing operations	99,857	21,206	(37,318)
Discontinued operations:
Income from discontinued operations	—	8,389	6,393
Loss on asset impairment from discontinued operations	—	(2,238)	(102,869)
Loss on early extinguishment of debt from discontinued operations	—	(3,345)	(1,011)
Net loss on sale of properties from discontinued operations	—	—	(22,162)
Net income (loss)	99,857	24,012	(156,967)
Net income attributable to noncontrolling interest in consolidated subsidiary	—	—	(20,093)
Net income (loss) attributable to Equity Commonwealth	99,857	24,012	(177,060)
Preferred distributions	(27,924)	(32,095)	(44,604)
Excess fair value of consideration over carrying value of preferred shares	—	(16,205)	—
Net income (loss) attributable to Equity Commonwealth common shareholders	$71,933	$(24,288)	$(221,664)
Amounts attributable to Equity Commonwealth common shareholders:
Income (loss) from continuing operations	$71,933	$(27,094)	$(102,015)
Income from discontinued operations	—	8,389	6,393
Loss on asset impairment from discontinued operations	—	(2,238)	(102,869)
Loss on early extinguishment of debt from discontinued operations	—	(3,345)	(1,011)
Net loss on sale of properties from discontinued operations	—	—	(22,162)
Net income (loss)	$71,933	$(24,288)	$(221,664)
Weighted average common shares outstanding — basic	128,621	125,163	112,378
Weighted average common shares outstanding — diluted	129,437	125,163	112,378
Basic earnings per common share attributable to Equity Commonwealth common shareholders:
Income (loss) from continuing operations	$0.56	$(0.21)	$(0.91)
Income (loss) from discontinued operations	$—	$0.02	$(1.06)
Net income (loss)	$0.56	$(0.19)	$(1.97)
Diluted earnings per common share attributable to Equity Commonwealth common shareholders:
Income (loss) from continuing operations	$0.56	$(0.21)	$(0.91)
Income (loss) from discontinued operations	$—	$0.02	$(1.06)
Net income (loss)	$0.56	$(0.19)	$(1.97)
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$99,857	$24,012	$(156,967)

Other comprehensive income (loss), net of tax:
Unrealized gain on derivative instruments and other assets	612	7,407	4,918
Foreign currency translation adjustments	48,917	(22,270)	(43,718)
Equity in unrealized loss of an investee	—	(22)	(132)
Total comprehensive income (loss)	149,386	9,127	(195,899)
Less: comprehensive income attributable to noncontrolling interest in consolidated subsidiary	—	—	(20,057)
Comprehensive income (loss) attributable to Equity Commonwealth	$149,386	$9,127	$(215,956)

See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)

	Equity Commonwealth Shareholders
	Preferred Shares					Common Shares
	Series D		Series E
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiary	Total
Balance at December 31, 2012	15,180,000	$368,270	11,000,000	$265,391	$(529,367)	83,804,068	$838	$(2,972,569)	$3,585,400	$2,386,900	$565	$396,040	$3,501,468
Comprehensive income (loss):
Net (loss) income	—	—	—	—	—	—	—	—	—	(177,060)	—	20,093	(156,967)
Unrealized loss on derivative instrument	—	—	—	—	—	—	—	—	—	—	4,918	—	4,918
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(43,718)	—	(43,718)
Equity in unrealized income of an investee	—	—	—	—	—	—	—	—	—	—	(96)	(36)	(132)
Total comprehensive loss													(195,899)
Issuance of shares, net	—	—	—	—	—	34,500,000	345	—	626,506	—	—	(42)	626,809
Share grants	—	—	—	—	—	82,850	1	—	1,536	—	—	284	1,821
Adjustments to noncontrolling interest resulting from changes in ownership of a subsidiary	—	—	—	—	—	—	—	—	32	—	—	(32)	—
Distributions	—	—	—	—	(44,604)	—	—	(109,702)	—	—	—	(14,863)	(169,169)
Deconsolidation of a subsidiary	—	—	—	—	—	—	—	—	—	—	—	(401,444)	(401,444)
Balance at December 31, 2013	15,180,000	368,270	11,000,000	265,391	(573,971)	118,386,918	1,184	(3,082,271)	4,213,474	2,209,840	(38,331)	—	3,363,586
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	—	—	24,012	—	—	24,012
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	—	—	7,407	—	7,407
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(22,270)	—	(22,270)
Equity in unrealized loss of an investee	—	—	—	—	—	—	—	—	—	—	(22)	—	(22)
Total comprehensive income													9,127
Issuance of shares, net	—	—	—	—	—	90,135	—	—	2,402	—	—	—	2,402
Redemption of shares	(10,264,503)	(249,004)	—	—	(16,205)	10,412,499	104	—	265,105	—	—	—	—
Share grants	—	—	—	—	—	717,727	8	—	6,152	—	—	—	6,160
Distributions	—	—	—	—	(32,095)	—	—	(29,597)	—	—	—	—	(61,692)
Balance at December 31, 2014	4,915,497	119,266	11,000,000	265,391	(622,271)	129,607,279	1,296	(3,111,868)	4,487,133	2,233,852	(53,216)	$—	3,319,583
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
(amounts in thousands, except share data)

	Equity Commonwealth Shareholders
	Preferred Shares					Common Shares
	Series D		Series E
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)	Noncontrolling Interest in Consolidated Subsidiary	Total
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	99,857	—	—	99,857
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	—	—	612	—	612
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	48,917	—	48,917
Total comprehensive income													149,386
Issuance of shares, net	—	—	—	—	—	—	—	—	—	—	—	—	—
Purchase of shares	—	—	—	—	—	(3,410,300)	(35)	—	(87,948)	—	—	—	(87,983)
Redemption of shares	(301)	(3)	—	—	—	144	—	—	3	—	—	—	—
Share grants	—	—	—	—	—	152,791	2	—	15,423	—	—	—	15,425
Distributions	—	—	—	—	(27,924)	—	—	—	—	—	—	—	(27,924)
Balance at December 31, 2015	4,915,196	$119,263	11,000,000	$265,391	$(650,195)	126,349,914	$1,263	$(3,111,868)	$4,414,611	$2,333,709	$(3,687)	$—	$3,368,487
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$99,857	$24,012	$(156,967)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	145,888	166,076	178,353
Net amortization of debt discounts, premiums and deferred financing fees	1,028	(552)	81
Straight line rental income	(5,255)	(12,759)	(31,229)
Amortization of acquired real estate leases	34,277	51,140	59,274
Other amortization	21,309	20,931	18,850
Share-based compensation	15,425	5,733	—
Loss on asset impairment	17,162	187,305	227,122
(Gain) loss on early extinguishment of debt	(6,661)	(1,564)	61,063
Equity in earnings of investees	—	(24,460)	(25,754)
Gain on sale of equity investments	—	(171,561)	(66,293)
Gain on issuance of shares by an equity investee	—	(17,020)	—
Distributions of earnings from investees	—	20,680	23,911
Foreign currency exchange loss	8,857	—	—
Net (gain) loss on sale of properties	(84,421)	—	20,566
Other non-cash expenses	—	2,402	—
Change in assets and liabilities:
Restricted cash	(6,570)	3,486	(1,832)
Rents receivable and other assets	(47,472)	(30,785)	(57,039)
Accounts payable and accrued expenses	(4,643)	10,389	(14,333)
Rent collected in advance	(8,462)	(229)	125
Security deposits	1,225	433	611
Due to related persons	—	(9,277)	(1,858)
Cash provided by operating activities	181,544	224,380	234,651
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	—	—	(154,370)
Real estate improvements	(70,633)	(99,651)	(114,451)
Principal payments received from direct financing lease	7,352	7,311	6,970
Principal payments received from real estate mortgages receivable	—	—	1,000
Proceeds from sale of properties, net	1,691,831	185,299	224,976
Purchase of securities	—	(23,988)	—
Proceeds from sale of securities	27,068	—	—
Proceeds from sale of equity investments, net	—	710,492	239,576
Distributions in excess of earnings from investees	—	—	168
Increase in restricted cash	(6,725)	(8,225)	(9,102)
Deconsolidation of a subsidiary	—	—	(12,286)
Cash provided by investing activities	1,648,893	771,238	182,481
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	—	—	626,809
Purchase and retirement of common shares	(87,983)	—	—
Repurchase and retirement of outstanding debt securities	—	—	(728,021)
Proceeds from borrowings	—	—	1,036,000
Payments on borrowings	(259,672)	(785,316)	(1,065,432)
Deferred financing fees	(7,143)	—	(1,204)
Distributions to common shareholders	—	(29,597)	(109,702)
Distributions to preferred shareholders	(27,924)	(32,095)	(44,604)
Distributions to noncontrolling interest in consolidated subsidiary	—	—	(14,863)
Cash used in financing activities	(382,722)	(847,008)	(301,017)
Effect of exchange rate changes on cash	(9,502)	(1,126)	(1,302)
Increase in cash and cash equivalents	1,438,213	147,484	114,813
Cash and cash equivalents at beginning of period	364,516	217,032	102,219
Cash and cash equivalents at end of period	$1,802,729	$364,516	$217,032
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$111,324	$146,265	$192,010
Taxes paid	6,028	2,732	1,303

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment in real estate mortgage receivable	$—	$—	$(7,688)
Net assets transferred to Select Income REIT	—	—	492,736
(Decrease) increase in capital expenditures recorded as liabilities	(13,528)	7,690	(8,475)
Mortgage note payable and interest payable transferred in consensual foreclosure	43,255	—	—
See accompanying notes.

EQUITY COMMONWEALTH

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization
Equity Commonwealth is a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland. Our primary business is the ownership and operation of real estate, primarily office buildings, throughout the United States. All number of properties, number of buildings and square feet are unaudited.
At December 31, 2015, our portfolio included the following (square feet in thousands):

	Number of Properties	Number of Buildings	Square Feet
Total portfolio	65	127	23,952
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
Until March 15, 2013, we also owned 9,950,000, or approximately 18.2%, of the common shares of Government Properties Income Trust (GOV). GOV was our wholly owned subsidiary until its initial public offering in June 2009, when it became a publicly owned company with shares listed on the NYSE. On March 15, 2013, we sold all shares that we owned of GOV. See Notes 7 and 19 for additional information regarding GOV.
Note 2.  Summary of Significant Accounting Policies
Basis of Presentation.    The consolidated financial statements include our investments in 100% owned subsidiaries and majority owned subsidiaries that are controlled by us. References to we, us, our and the Company, refer to Equity Commonwealth and its consolidated subsidiaries as of December 31, 2015, unless the context indicates otherwise. The portion of a consolidated subsidiary that is not controlled by us, or the noncontrolling interest, is presented as a separate component of equity in our consolidated balance sheets. In addition, net income attributable to the noncontrolling interest is presented separately in our consolidated statements of operations. All intercompany transactions and balances have been eliminated.
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
Each time we enter into a new lease, or materially modify an existing lease, we evaluate its classification as either a capital or operating lease. The classification of a lease as capital or operating affects the carrying value of a property, as well as our recognition of rental payments as revenue. These evaluations require us to make estimates of, among other things, the remaining useful life and fair market value of a leased property, appropriate discount rates and future cash flows.
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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We amortize capitalized above market lease values (presented in our consolidated balance sheets as acquired real estate leases) as a reduction to rental income over the remaining terms of the respective leases. We amortize capitalized below market lease values (presented in our consolidated balance sheets as assumed real estate lease obligations) as an increase to rental income over the remaining terms of the respective leases. We amortize the value of acquired in place leases exclusive of the value of above market and below market acquired in place leases to expense over the remaining terms of the respective leases. If a lease is terminated prior to its stated expiration, the unamortized lease intangibles relating to that lease is written off.
We review our properties for impairment quarterly, or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Impairment indicators may include declining tenant occupancy, lack of progress releasing vacant space, tenant bankruptcies, low long term prospects for improvement in property performance, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. The determination of undiscounted cash flow includes consideration of many factors including income to be earned from the investment, holding costs (exclusive of interest), estimated selling prices, and prevailing economic and market conditions. In the event that such expected undiscounted future cash flows do not exceed the carrying values, we estimate the fair value of the assets and record an impairment charge equal to the amount by which the carrying value exceeds the estimated fair value. Estimated fair values are calculated based on the following information, (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows. During the years ended December 31, 2015 and 2014, we recorded a loss on asset impairment in continuing operations totaling $17.2 million and $185.1 million, respectively, to reduce the carrying value of properties to their estimated fair values (see Note 16).
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
Certain of our real estate assets contain hazardous substances, including asbestos. We believe any asbestos in our buildings is contained in accordance with current regulations, and we have no current plans to remove any such asbestos. If we remove the asbestos or renovate or demolish these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed. We do not believe that there are other environmental conditions at any of our properties

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that have a material adverse effect on us. However, no assurances can be given that such conditions are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. As of December 31, 2015, we did not have any accrued environmental remediation costs. As of December 31, 2014, accrued environmental remediation costs by us totaling $0.5 million were included in accounts payable and accrued expenses in our consolidated balance sheets.
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
Earnings Per Common Share.    Earnings per common share, or EPS, is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if our series D convertible preferred shares or our restricted share units (RSUs) were converted into our common shares, which could result in a lower EPS amount. The effect of our series D convertible preferred shares on income from continuing operations and net income attributable to common shareholders is anti-dilutive for all periods presented.
Reclassifications.    Reclassifications have been made to the prior years' financial statements and notes to conform to the current year's presentation.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes.    We are a REIT under the Internal Revenue Code of 1986, as amended, and are generally not subject to federal and state income taxes provided we distribute our taxable income to our shareholders and meet other requirements for qualifying as a real estate investment trust. However, we are subject to certain state and local taxes without regard to our REIT status.
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
Foreign Operations.    During the year ended December 31, 2015, we sold our Australian properties (Note 4) and as of December 31, 2015, we do not have any foreign operations. The U.S. dollar was the functional currency for our consolidated subsidiaries operating in the United States prior to the sale of the Australian portfolio. The functional currency for our consolidated subsidiaries in countries other than the United States was the principal currency in which the entity's assets, liabilities, income and expenses were denominated. The functional currency of our consolidated subsidiary that operated in Australia was the Australian dollar. We translated our Australian subsidiary's financial statements into U.S. dollars when we consolidated that subsidiary's financial statements on a quarterly basis. Generally, we translated assets and liabilities at the exchange rate in effect as of the balance sheet date. The resulting translation adjustments were included in cumulative other comprehensive loss in our consolidated balance sheets. We translated income statement accounts using the average exchange rate for the period and income statement accounts that include significant non-recurring transactions at the rate in effect as of the date of the transaction. We were subject to foreign currency risk due to potential fluctuations in exchange rates between Australian and U.S. currencies.
Subsequent to the disposition of the Australian properties, we recognized a foreign currency exchange loss of $8.9 million in our consolidated statement of operations for the year ended December 31, 2015. The foreign currency exchange loss for the year ended December 31, 2015 relates to the change in foreign currency rates resulting in losses on cash proceeds from the Australian portfolio disposition maintained in an Australian bank account prior to the transfer of cash from our Australian subsidiary to our U.S bank accounts. As of December 31, 2015, we did not have any cumulative foreign currency translation adjustments as the cumulative foreign currency translation adjustment of $63.2 million was reclassified from other comprehensive loss to earnings upon disposition of the Australian properties. As of December 31, 2014, cumulative foreign currency translation adjustments were $(48.9) million.
New Accounting Pronouncements. In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08.  ASU 2014-08 changes the criteria for reporting a discontinued operation.  Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation.  We adopted ASU 2014-08 on January 1, 2015, and determined that our 2015 dispositions do not individually represent a strategic shift, as defined by the standard, that has or will have a major effect on our operations and financial results. As a result, the 2015 dispositions have not been presented as discontinued operations in the 2015 statements of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This update is effective for interim and annual reporting periods beginning after December 15, 2017.  We are currently in the process of evaluating the impact, if any, the adoption of this ASU will have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.  Board of Trustees

On March 18, 2014, Related Fund Management, LLC (Related) and Corvex Management LP (Corvex) together, (Related/Corvex), delivered written consents which they represented were from a sufficient number of holders of our outstanding common shares to remove all of our then Trustees (former Trustees) and any other person or persons elected or appointed to our Board of Trustees prior to the effective time of the Related/Corvex removal proposal. After inspection, our then Board of Trustees determined that holders of more than two-thirds of our outstanding common shares as of the February 18, 2014, record date consented to the Related/Corvex proposal, reaching the threshold required to remove all of our then Trustees and any other person or persons appointed as a Trustee prior to the effective time of the Related/Corvex removal proposal. Accordingly, on March 25, 2014, all of our former Trustees certified their removal as Trustees of EQC.

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
We did not make any acquisitions during the years ended December 31, 2015, or 2014.
During the years ended December 31, 2015, 2014, and 2013, we made improvements, excluding tenant-funded improvements, to our properties totaling $75.7 million, $91.6 million and $122.9 million, respectively. Improvements made during the year ended December 31, 2013, include improvements made by SIR to its properties for the period that SIR was our consolidated subsidiary until July 2, 2013.
We committed $156.4 million for expenditures related to 4,900,000 square feet of leases executed during 2015. Committed but unspent tenant related obligations, including leasing commissions and tenant improvements, based on existing leases as of December 31, 2015, were $118.9 million.
Properties Held For Sale:

We classify all properties that meet the criteria outlined in the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification (Codification) as held for sale on our consolidated balance sheets.  During March 2014, the former management team ceased to actively market 31 properties (67 buildings) with a combined 5,641,450 square feet that we had previously classified as held for sale as of December 31, 2013.  These properties were not under agreement for sale when our former Trustees were removed in March 2014.  These properties were reclassified to properties held and used in operations because they no longer met the requirements under GAAP for classification as held for sale.  Operating results for these properties were reclassified from discontinued operations to continuing operations for all periods presented herein.  In connection with this reclassification, we reversed previously recorded impairment losses totaling $4.8 million, which included the elimination of estimated costs to sell. As of December 31, 2015, and 2014, we had no properties classified as held for sale.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property Dispositions:
During the year ended December 31, 2015, we disposed of the following properties (dollars in thousands):

Asset	Date Disposed	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price	Gain (Loss) on Sale
Properties
11350 North Meridian Street	January 2015	1	1	72,264	$4,200	$766
333 Laurel Oak Drive(1)	March 2015	—	1	27,164	2,450	251
1921 E. Alton Avenue	March 2015	1	1	67,846	14,533	4,851
46 Inverness Center Parkway	April 2015	—	—	—	2,000	1,857
225 Water Street(2)	May 2015	1	1	318,997	—	—
Sorrento Valley Business Park	June 2015	1	4	105,003	23,500	11,896
Illinois Center	August 2015	1	2	2,090,162	376,000	26,956
16th and Race Street	August 2015	1	1	608,625	43,000	7,922
185 Asylum Street	September 2015	1	1	868,395	113,250	17,619
One South Church Avenue	October 2015	1	1	240,811	32,000	4,282
775 Ridge Lake Boulevard	October 2015	1	1	120,678	16,300	(360)
One Park Square	October 2015	1	6	259,737	34,300	9,512
Arizona Center	December 2015	1	4	1,070,724	126,000	22,838
4 South 84th Avenue	December 2015	1	1	236,007	18,000	8,393

Portfolio of properties
7450 Campus Drive	May 2015	1	1	77,411
129 Worthington Ridge Road	May 2015	1	1	227,500
599 Research Parkway	May 2015	1	1	48,249
181 Marsh Hill Road	May 2015	1	1	162,036
101 Barnes Road	May 2015	1	1	45,755
15 Sterling Drive	May 2015	1	1	173,015
35 Thorpe Avenue	May 2015	1	1	79,862
50 Barnes Industrial Road North	May 2015	1	1	154,255
5-9 Barnes Industrial Road	May 2015	1	1	38,006
860 North Main Street	May 2015	1	1	31,165
One Barnes Industrial Road South	May 2015	1	1	30,170
Village Lane	May 2015	1	2	58,185
100 Northfield Drive	May 2015	1	1	116,986
905 Meridian Lake Drive	May 2015	1	1	74,652
1717 Deerfield Road	May 2015	1	1	141,186
1955 West Field Court	May 2015	1	1	59,130
5015 S. Water Circle	May 2015	1	1	113,524
Adams Place	May 2015	1	2	230,259
Cabot Business Park	May 2015	1	2	252,755
2300 Crown Colony Drive	May 2015	1	1	45,974
Myles Standish Industrial Park	May 2015	1	2	74,800
340 Thompson Road	May 2015	1	1	25,000
100 South Charles Street	May 2015	1	1	159,616
6710 Oxon Hill	May 2015	1	1	118,336
8800 Queen Avenue South	May 2015	1	1	280,822

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asset	Date Disposed	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price	Gain (Loss) on Sale
9800 Sherlard Parkway	May 2015	1	1	46,765
Rosedale Corporate Plaza	May 2015	1	3	149,116
1000 Shelard Parkway	May 2015	1	1	62,499
525 Park Street	May 2015	1	1	75,636
1900 Meyer Drury Drive	May 2015	1	1	65,225
131-165 West Ninth Street	May 2015	1	1	75,517
7-9 Vreeland Road	May 2015	1	1	155,891
5 Paragon Drive	May 2015	1	1	119,089
1000 Voorhees Drive and 400 Laurel Oak Drive(1)	May 2015	1	2	125,415
1601 Veterans Highway	May 2015	1	1	63,608
Two Corporate Center Drive	May 2015	1	1	291,230
11311 Cornell Park Drive	May 2015	1	1	93,413
5300 Kings Island Drive	May 2015	1	1	159,421
3 Crown Point Court	May 2015	1	1	73,987
515 Pennsylvania Avenue	May 2015	1	1	82,000
443 Gulph Road	May 2015	1	1	21,000
4350 Northern Pike	May 2015	1	1	503,885
Thunderbolt Place	May 2015	1	2	100,505
6160 Kempsville Circle	May 2015	1	1	129,565
448 Viking Drive	May 2015	1	1	75,374
Portfolio of small office and industrial assets		45	53	5,287,790	$376,000	$(8,160)

2501 20th Place South	June 2015	1	1	125,722
420 20th Street North	June 2015	1	1	514,893
Inverness Center	June 2015	1	4	475,882
701 Poydras Street	June 2015	1	1	1,256,971
300 North Greene Street	June 2015	1	1	324,305
1320 Main Street	June 2015	1	1	334,075
AL, LA, NC, SC office portfolio		6	9	3,031,848	$417,450	$41,596

12655 Olive Boulevard	June 2015	1	1	98,588
1285 Fern Ridge Parkway	June 2015	1	1	66,510
St. Louis portfolio(3)		2	2	165,098	$14,300	$(2,349)

310-314 Invermay Road(4)	April 2015	1	1	47,480
253-293 George Town Road(4)	April 2015	1	1	143,914
7 Modal Crescent	June 2015	1	1	164,160
71-93 Whiteside Road	June 2015	1	1	303,488
9-13 Titanium Court	June 2015	1	1	69,664
16 Rodborough Road	June 2015	1	1	90,525
22 Rodborough Road	June 2015	1	1	43,427
127-161 Cherry Lane	June 2015	1	1	278,570
310-320 Pitt Street	June 2015	1	1	313,865

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asset	Date Disposed	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price	Gain (Loss) on Sale
44-46 Mandarin Street	June 2015	1	1	226,718
19 Leadership Way	June 2015	1	1	76,714
Australia portfolio(5)		11	11	1,758,525	$232,955	$(47,872)

Widewaters Parkway	August 2015	1	8	514,241
5062 Brittonfield Parkway	August 2015	1	1	40,162
Woodcliff Drive	August 2015	1	6	516,760
Interstate Place	August 2015	1	2	61,399
1000 Pittsford - Victor Road	August 2015	1	1	73,358
1200 Pittsford - Victor Road	August 2015	1	1	18,900
Corporate Crossing	August 2015	1	5	216,126
Canal View Boulevard	August 2015	1	3	118,375
14 Classic Street	August 2015	1	1	37,084
110 W Fayette Street	August 2015	1	1	304,906
251 Salina Meadows Parkway	August 2015	1	1	65,617
Upstate New York portfolio(3)		11	30	1,966,928	$104,625	$(12,518)

9040 Roswell Road	October 2015	1	1	178,941
The Exchange	October 2015	1	2	187,632
3920 Arkwright Road	October 2015	1	1	196,156
1775 West Oak Commons Court	October 2015	1	1	79,854
Georgia portfolio(3)		4	5	642,583	$48,550	$(3,059)
		91	135	18,939,185	$1,999,413	$84,421

(1)	This property contains three buildings. We sold one building in March 2015 and two buildings in May 2015.

(2)
Title to this property was transferred to the lender pursuant to a consensual foreclosure in full satisfaction of the mortgage debt with a principal balance of $40.1 million, resulting in a gain on early extinguishment of debt of $17.3 million for the year ended December 31, 2015. See Note 9 for additional information.

(3)
Prior to the disposition of these properties, we recorded a total impairment charge of $17.2 million during the year ended December 31, 2015, based upon updated market information in accordance with our impairment analysis procedures.

(4)	These properties were sold in a separate transaction to a different buyer than other Australian properties.

(5)	The loss on sale includes a $63.2 million cumulative foreign currency translation adjustment reclassified from cumulative other comprehensive loss due to the disposition of the Australian portfolio.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years ended December 31, 2014 and 2013, we sold the following properties (dollars in thousands):

Date Sold	Number of Properties	Number of Buildings	Square Footage	Sales Price	Gain (Loss) on Sale
Sales of properties resulting in gains and losses
December 2013	3	40	1,670,104	$89,000	$(25,521)
June 2013(6)	—	—	—	2,551	1,765
June 2013	1	1	30,105	1,600	317
March 2013(6)	—	—	—	1,806	1,596
January 2013(7)	3	18	1,060,026	10,250	1,277
	7	59	2,760,235	$105,207	$(20,566)

Sales of properties with previously recorded asset impairment losses:
June 2014(8)	14	43	2,784,098	$215,900

December 2013	2	2	77,394	$2,020
November 2013	18	21	2,125,278	50,500
October 2013	1	2	199,418	4,000
October 2013	1	1	665,545	13,900
October 2013	9	41	1,211,536	43,000
August 2013	1	3	129,452	4,100
June 2013	1	1	143,802	5,250
June 2013	1	2	356,045	16,300
May 2013	1	1	57,250	4,025
April 2013	1	1	618,000	830
	36	75	5,583,720	$143,925
(6) We sold a land parcel.
(7) We provided mortgage financing to the buyer, an unrelated third party, totaling $7.7 million at 6.0% per annum (Note 8).
(8) In connection with this transaction, we recognized a loss on asset impairment of $2.2 million and a loss on early extinguishment of debt of $3.3 million for the year ended December 31, 2014.  The sales price excludes mortgage debt repayments. These properties are included in income from discontinued operations for all years presented.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Results of operations for properties sold prior to December 31, 2014, are included in discontinued operations in our consolidated statements of operations. Summarized income statement information for properties included in discontinued operations is as follows (in thousands):

	Year Ended December 31,
	2014	2013
Rental income	$14,243	$55,073
Tenant reimbursements and other income	1,900	6,842
Total revenues	16,143	61,915

Operating expenses	7,138	37,027
Depreciation and amortization	—	12,550
General and administrative	10	4,268
Total expenses	7,148	53,845
Operating income	8,995	8,070
Interest and other income	2	65
Interest expense	(608)	(1,742)
Income from discontinued operations	$8,389	$6,393
Lease Payments
Our real estate properties are generally leased on gross lease, modified gross lease or triple net lease bases pursuant to non-cancelable, fixed term operating leases expiring between 2016 and 2033. Our triple net leases generally require the lessee to pay all property operating costs. Our gross leases and modified gross leases require us to pay all or some property operating expenses and to provide all or some property management services. A portion of these property operating expenses are reimbursed by the tenants.
The future minimum lease payments, excluding tenant reimbursement revenue, scheduled to be received by us during the current terms of our leases as of December 31, 2015 are as follows (in thousands):

2016	$400,987
2017	380,501
2018	353,286
2019	313,563
2020	275,406
Thereafter	1,175,661
$2,899,404
One of our real estate properties, 111 River Street in Hoboken, New Jersey, is subject to a ground lease. The land on this property is leased pursuant to a non-cancelable, fixed term operating ground lease that expires in 2098.
The future minimum lease payments scheduled to be paid by us during the current terms of this ground lease under which we are the lessee, as of December 31, 2015, are as follows (in thousands):

2016	$1,477
2017	1,477
2018	1,483
2019	1,503
2020	1,503
Thereafter	128,491
$135,934
The amount of ground lease expense included in operating expenses during the years ended December 31, 2015, 2014 and 2013, totaled $1.8 million, $1.8 million and $1.9 million, respectively. Ground lease expense includes percentage rent.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Lease Intangibles
The following table summarizes the carrying amounts for our acquired real estate leases and assumed real estate lease obligations as of December 31, 2015, and 2014, and (in thousands):

	December 31,
	2015	2014
Acquired in-place leases	$147,056	$272,077
Acquired above market leases	78,210	121,969
Acquired real estate leases	225,266	394,046
Accumulated amortization, acquired in-place leases	(91,301)	(136,089)
Accumulated amortization, acquired above market leases	(45,205)	(59,670)
Acquired real estate leases, net	$88,760	$198,287

Acquired below market leases	19,742	56,541
Accumulated amortization	(15,446)	(29,757)
Assumed real estate lease obligations, net	$4,296	$26,784
Amortization of the lease intangibles for the years ended December 31, 2015, 2014, and 2013, is as follows (in thousands):

		December 31,
	Income Statement Location	2015	2014	2013
Amortization of acquired in-place leases	Depreciation and amortization	$26,787	$40,493	$48,023
Amortization of acquired in-place leases	Discontinued operations	—	—	1,720
Amortization of above and below market leases	Increase (decrease) to rental income	(7,515)	(10,650)	(10,310)
Amortization of above and below market leases	Discontinued operations	—	—	775

Future amortization of net intangible lease assets and liabilities to be recognized by us during the current terms of our leases as of December 31, 2015, are approximately (in thousands):

2016	$18,054
2017	15,213
2018	12,619
2019	8,778
2020	7,535
Thereafter	22,265
$84,464

Note 6.  Investment in Direct Financing Lease

We had an investment in a direct financing lease that related to a lease with a term that exceeded 75% of the useful life of an office tower located within a mixed use property in Phoenix, AZ.  In December 2015, we sold this property. Prior to the sale of the property, we recognized income using the effective interest method to produce a level yield on funds not yet recovered.  The carrying amount of our net investment of $12.5 million as of December 31, 2014, is included in other assets in our consolidated balance sheets.

We monitored the payment history and credit profile of the tenant and have determined that no allowance for losses related to our direct financing lease was necessary at December 31, 2014.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.  Equity Investments

At December 31, 2015, and 2014, we did not have any ownership interests in equity investments. For the years ended December 31, 2014, and 2013, equity in earnings is as follows (in thousands):

	Year Ended December 31,
	2014	2013
SIR	$24,516	$21,153
GOV	—	4,111
AIC	(56)	490
	$24,460	$25,754

Investment in SIR

SIR was one of our consolidated subsidiaries until July 2, 2013 and was an unconsolidated equity investment from July 2, 2013 until July 9, 2014. On July 9, 2014, we sold our entire stake of 22,000,000 common shares of SIR. We received $704.8 million in cash representing $32.04 per share and recognized a gain on sale of equity investment of $171.8 million in our consolidated statement of operations. Proceeds from this sale were used to repay our revolving credit facility and certain mortgage loans (Note 9). As a result of this sale, we no longer hold any interest in SIR.

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
Accordingly, after the completion of this offering on July 2, 2013, we no longer consolidated our investment in SIR, but instead accounted for this investment under the equity method. Under the equity method, we recorded our percentage share of net earnings of SIR in our consolidated statements of operations. Prior to July 2, 2013, the operating results and investments of SIR were included in our consolidated results of operations and financial position. On July 2, 2013, our share of the underlying equity of SIR exceeded our carrying value by $17.6 million. As required under GAAP, we amortized this difference to equity in earnings of investees over a 34 year period, which approximates the average remaining useful lives of the buildings owned by SIR as of July 2, 2013. See Notes 1 and 19 for additional information regarding SIR.
For the period from January 1, 2014, through July 9, 2014, we received cash distributions from SIR totaling $20.7 million.
For the period from July 2, 2013, through December 31, 2013, we received cash distributions from SIR totaling $19.8 million.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following unaudited summarized income statement information of SIR for the period from January 1, 2014, through July 9, 2014, and for the year ended December 31, 2013, is as follows (in thousands, except per share data):

	For the Period from January 1, 2014 through July 9, 2014	Year Ended December 31, 2013
Rental income	98,226	$159,011
Tenant reimbursements and other income	16,980	29,312
Total revenues	115,206	188,323

Operating expenses	20,982	36,382
Depreciation and amortization	20,832	31,091
Acquisition related costs	374	2,002
General and administrative	7,731	12,423
Total expenses	49,919	81,898
Operating income	65,287	106,425
Interest expense	(7,287)	(13,763)
Gain on early extinguishment of debt	243	—
Income before income tax expense and equity in earnings of an investee	58,243	92,662
Income tax expense	(90)	96
Equity in earnings of an investee	32	334
Net income	$58,185	$93,092
Weighted average common shares outstanding	52,394	44,565
Net income per common share	$1.11	$2.09
Investment in GOV
On March 15, 2013, we sold all 9,950,000 common shares that we owned of GOV in a public offering for $25.20 per common share, raising gross proceeds of $250.7 million ($239.6 million after deducting underwriters' discounts and commissions and expenses). We recognized a gain on this sale of an equity investment of $66.3 million as a result of the per share sales price of this transaction being above our per share carrying value. GOV was our wholly owned subsidiary until its initial public offering in June 2009 when it became a separate public entity.
During the year ended December 31, 2013, we received cash distributions from GOV totaling $4.3 million. We no longer own any interest in GOV.
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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Other Assets
Real Estate Mortgages Receivable
As of December 31, 2015, and 2014, we had total real estate mortgages receivable with an aggregate carrying value of $8.1 million included in other assets in our consolidated balance sheets.  We provided mortgage financing totaling $7.7 million at 6.0% per annum in connection with our sale of three properties (18 buildings) in January 2013 in Dearborn, MI; this real estate mortgage requires monthly interest payments and matures on January 24, 2023.  We also provided mortgage financing totaling $0.4 million at 6.0% per annum in connection with our sale of a property in Salina, NY in April 2012. This real estate mortgage requires monthly interest payments and matures on April 30, 2019. In addition, in September 2013, another buyer of a property we sold prepaid to us in full a $1.0 million real estate mortgage that was scheduled to mature on July 1, 2017.

We monitor the payment history of the borrowers and have determined that no allowance for losses related to these real estate mortgages receivable were necessary at December 31, 2015, and 2014.
Deferred Financing Fees, Deferred Leasing Costs and Capitalized Lease Incentives
The following table summarizes our deferred financing fees, deferred leasing costs and capitalized lease incentives as of December 31, 2015, and 2014 (in thousands):

	December 31,
	2015	2014
Deferred financing fees	$43,346	$41,339
Accumulated amortization	(25,158)	(24,478)
Deferred financing fees, net	$18,188	$16,861

Deferred leasing costs	$166,390	$184,600
Accumulated amortization	(56,162)	(58,348)
Deferred leasing costs, net	$110,228	$126,252

Capitalized lease incentives	$11,623	$22,650
Accumulated amortization	(2,498)	(7,459)
Capitalized lease incentives, net	$9,125	$15,191

Future amortization of deferred leasing costs and capitalized lease incentives to be recognized by us during the current terms of our leases as of December 31, 2015 are approximately (in thousands):

	Deferred Leasing Costs	Capitalized Lease Incentives
2016	$15,933	$1,528
2017	14,870	1,477
2018	13,369	779
2019	12,246	704
2020	10,324	608
Thereafter	43,486	4,029
	$110,228	$9,125

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9.  Indebtedness
At December 31, 2015 and 2014, our outstanding indebtedness included the following (in thousands):

				December 31,
	Interest Rate at December 31, 2015		Maturity Date	2015	2014
Unsecured revolving credit facility, at LIBOR plus a premium	1.68%		1/28/2019	$—	$—
5-year unsecured term loan, at LIBOR plus a premium	1.83%		1/28/2020	200,000	—
7-year unsecured term loan, at LIBOR plus a premium	2.23%		1/28/2022	200,000	—
Unsecured term loan, at LIBOR plus a premium	—%		—	—	400,000
Unsecured floating rate debt	2.03%	(1)		$400,000	$400,000

5.75% Senior Unsecured Notes due 2015	—%		—	$—	$138,773
6.25% Senior Unsecured Notes due 2016	6.25%		8/15/2016	139,104	139,104
6.25% Senior Unsecured Notes due 2017	6.25%		6/15/2017	250,000	250,000
6.65% Senior Unsecured Notes due 2018	6.65%		1/15/2018	250,000	250,000
5.875% Senior Unsecured Notes due 2020	5.88%		9/15/2020	250,000	250,000
5.75% Senior Unsecured Notes due 2042	5.75%		8/1/2042	175,000	175,000
Unsecured fixed rate debt	6.17%	(1)		$1,064,104	$1,202,877

111 Monument Circle	—%		—	$—	$116,000
225 Water Street	—%		—	—	40,059
111 East Wacker Drive	—%		—	—	142,666
2501 20th Place South	—%		—	—	10,267
Parkshore Plaza	5.67%		5/1/2017	41,275	41,275
1735 Market Street(2)	5.66%		12/2/2019	169,612	171,498
206 East 9th Street	5.69%		1/5/2021	27,515	27,965
1320 Main Street	—%		—	—	38,979
33 Stiles Lane	6.75%		3/1/2022	2,785	3,132
97 Newberry Road	5.71%		3/1/2026	6,375	6,819
Secured fixed rate debt	5.68%	(1)		$247,562	$598,660
				$1,711,666	$2,201,537
Unamortized net premiums and discounts				(1,342)	6,128
				$1,710,324	$2,207,665

(1)	Represents weighted average interest rate at December 31, 2015.

(2)	Interest on this loan is payable at LIBOR plus 2.625% but has been fixed for the first seven years to December 1, 2016 by a cash flow hedge which sets the rate at approximately 5.66%.

 Unsecured Revolving Credit Facility and Term Loan:

Prior to January 29, 2015, we had a $750.0 million unsecured revolving credit facility. The unsecured revolving credit facility was set to mature on October 19, 2015, and had an interest rate of LIBOR plus a spread, which was 150 basis points as of December 31, 2014.  We paid a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Prior to January 29, 2015, we also had a $500.0 million unsecured term loan that was set to mature on December 15, 2016.  Our term loan had an interest rate of LIBOR plus a spread, which was 185 basis points as of December

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

31, 2014. On December 5, 2014, we paid $100.0 million of our unsecured term loan, reducing our term loan borrowings to $400.0 million.
On January 29, 2015, we entered into a new credit agreement, pursuant to which the lenders agreed to provide (i) a $750.0 million unsecured revolving credit facility, (ii) a $200.0 million 5-year term loan facility and (iii) a $200.0 million 7-year term loan facility. The new agreement replaced our prior credit agreement, dated as of August 9, 2010, and our prior term loan agreement, dated as of December 16, 2010.  In connection with the new agreement, we recognized a loss on early extinguishment of debt of $0.4 million from the write-off of unamortized deferred financing fees for the year ended December 31, 2015. The revolving credit facility has a scheduled maturity date of January 28, 2019, which maturity date may be extended for up to two additional periods of six months at our option subject to satisfaction of certain conditions and the payment of an extension fee of 0.075% of the aggregate amount available under the revolving credit facility. The 5-year term loan and the 7-year term loan have scheduled maturity dates of January 28, 2020 and January 28, 2022, respectively. We used the proceeds of borrowings under the credit agreement to repay all amounts outstanding and due under the previous term loan agreement.

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

Borrowings under our revolving credit facility currently bear interest at LIBOR plus a spread, which was 125 basis points as of December 31, 2015.  As of December 31, 2015, the interest rate payable on borrowings under our revolving credit facility was 1.68%.  As of December 31, 2015, we had no balance outstanding and $750.0 million available under our revolving credit facility. Our term loans currently bear interest at a rate of LIBOR plus a spread, which was 140 and 180 basis points for the 5-year and 7-year term loan, respectively, as of December 31, 2015.  As of December 31, 2015, the interest rates for the amounts outstanding under our 5-year term loan and 7-year term loan were 1.83% and 2.23%, respectively.  As of December 31, 2015, we had $200.0 million outstanding under each of our 5-year and 7-year term loans.

Debt Covenants:

Our public debt indenture and related supplements, our revolving credit facility agreement and our term loan agreement contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.  At December 31, 2015, we believe we were in compliance with all of our respective covenants under our public debt indenture and related supplements, our revolving credit facility and our term loan agreements.

Senior Unsecured Notes:

On May 1, 2015, we redeemed at par $138.8 million of our 5.75% senior unsecured notes due 2015 and recognized a loss on early extinguishment of debt of $0.1 million from the write-off of an unamortized discount and unamortized deferred financing fees.
On November 17, 2014, we redeemed at par $125.0 million of our 7.50% unsecured senior notes due 2019 and recognized a loss on early extinguishment of debt of $1.8 million from the write-off of an unamortized discount and deferred financing fees.
On September 15, 2014, we redeemed at par $33.4 million of our 6.40% unsecured senior notes due 2015.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2013, we purchased a total of $670.3 million of the outstanding principal amount of senior notes for $726.2 million, excluding transaction costs, pursuant to a tender offer. In connection with the purchase of these senior notes, we recognized a combined loss on early extinguishment of debt totaling $60.0 million, which includes the write-off of unamortized discounts and deferred financing fees and expenses.
Mortgage Notes Payable:

At December 31, 2015, five of our properties (8 buildings) with an aggregate net book value of $287.5 million had secured mortgage notes totaling $249.7 million (including net premiums and discounts) maturing from 2017 through 2026.

On December 1, 2015, we repaid at par $116.0 million of 5.24% mortgage debt at 111 Monument Circle and recognized a gain on early extinguishment of debt of $0.6 million for the year ended December 31, 2015 from the write-off of an unamortized premium, net of the write-off of unamortized deferred financing fees.

In accordance with the agreement to sell Illinois Center, we were required to deliver the property unencumbered. On August 3, 2015, prior to the sale, we defeased the outstanding $141.4 million balance of the mortgage loan secured by 111 East Wacker Drive, one of the buildings included in Illinois Center. The defeasance costs and write off of the unamortized deferred financing costs, net of the write off of the unamortized premium, resulted in a net loss on early extinguishment of debt of $3.9 million for the year ended December 31, 2015.

In accordance with the agreement to sell 2501 20th Place South, we were required to deliver the property unencumbered. On June 5, 2015, we prepaid $10.0 million of 7.36% mortgage debt at 2501 20th Place South and recognized a loss on early extinguishment of debt totaling $0.6 million for the year ended December 31, 2015, which consisted of a prepayment premium and the write off of unamortized deferred financing fees, net of the write off of an unamortized premium.

In accordance with the agreement to sell 1320 Main Street, we were required to deliver the property unencumbered. On June 3, 2015, prior to the sale, we defeased the $38.7 million outstanding balance of the mortgage loan secured by 1320 Main Street. The defeasance costs and write off of the unamortized deferred financing costs, net of the write off of the unamortized premium, resulted in a net loss on early extinguishment of debt of $6.2 million for the year ended December 31, 2015.

During the quarter ended June 30, 2014, we made the decision to cease making loan servicing payments on 225 Water Street in Jacksonville, Florida.  The first payment we determined not to make for this property was due on June 11, 2014.  The property was secured by a non-recourse mortgage loan. On October 10, 2014, we were notified by the lender that our decision to cease making loan servicing payments created an event of default effective July 11, 2014, and the lender exercised its option to accelerate the maturity of the unpaid balance of the loan. Beginning July 11, 2014, we accrued interest on this loan at 10.03%, to include the 4.0% of default interest. The lender filed a suit of foreclosure for this property and we cooperated with the lender to allow for a consensual foreclosure process.  On May 22, 2015, title to 225 Water Street was transferred to the lender pursuant to the consensual foreclosure in full satisfaction of the mortgage debt, with a principal balance of $40.1 million. The transaction resulted in a gain on early extinguishment of debt of $17.3 million for the excess of the debt principal balance over the net book value of the property for the year ended December 31, 2015.

On October 31, 2014, we repaid at par the $7.8 million mortgage loan encumbering 6200 Glenn Carlson Drive.

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

On March 11, 2014, we prepaid at par the $12.0 million of 4.95% mortgage debt at 3920 Arkwright Road.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Required Principal Payments:
The required principal payments due during the next five years and thereafter under all of our outstanding debt at December 31, 2015 are as follows (in thousands):

2016	$142,450
2017	294,865
2018	253,847
2019	164,613
2020	451,674
Thereafter	404,217
$1,711,666

Note 10.  Shareholders’ Equity

Common Share Issuances:

During the year ended December 31, 2015, we issued 144 common shares to holders of 301 of our series D cumulative convertible preferred shares (series D preferred shares) who elected to convert their series D preferred shares into our common shares.

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

See Note 14 for information regarding equity issuances related to share-based compensation.

Common Share Repurchases:

On August 24, 2015, our Board of Trustees approved a common share repurchase plan, which authorizes the repurchase of up to $100.0 million of our outstanding common shares over the twelve month period following the date of authorization. On September 14, 2015, our Board of Trustees authorized the repurchase of up to an additional $100.0 million of our outstanding common shares over the twelve month period following the date of authorization. During the year ended December 31, 2015, we purchased and retired 3,410,300 of our common shares at a weighted average price of $25.76 per share.
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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following characterizes distributions paid per common share for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
	2015	2014	2013
Ordinary income	—%	—%	—%
Return of capital	—%	—%	100.00%
Capital gain	—%	100.00%	—%
Unrecaptured Section 1250 gain	—%	—%	—%
	—%	100.00%	100.00%

Series D Preferred Shares:
Each of our 4,915,196 series D cumulative convertible preferred shares accrue dividends of $1.625, or 6.50% per annum of the liquidation amount, payable in equal quarterly payments. Our series D preferred shares are convertible, at the holder's option, into our common shares at an initial conversion rate of 0.480775 common shares per series D preferred share, which is equivalent to an initial conversion price of $52.00 per common share, or 2,363,103 additional common shares at December 31, 2015. On or after November 20, 2011, if our common shares trade at or above the then applicable conversion price, we may, at our option, convert some or all of the series D preferred shares into common shares at the then applicable conversion rate. If a fundamental change occurs, which generally will be deemed to occur upon a change in control of us or a termination of trading of our common shares (or other equity securities into which our series D preferred shares are then convertible), holders of our series D preferred shares will have a special right to convert their series D preferred shares into a number of our common shares per $25.00 liquidation preference, plus accrued and unpaid distributions, divided by 98% of the average closing market price of our common shares for a specified period before such event is effective, unless we exercise our right to repurchase these series D preferred shares for cash, at a purchase price equal to 100% of their liquidation preference, plus accrued and unpaid distributions. The issuance of a large number of common shares as a result of the exercise of this conversion right after a fundamental change may have a dilutive effect on income from continuing operations attributable to Equity Commonwealth common shareholders per share for future periods.
The removal of our former Trustees on March 25, 2014, triggered a Fundamental Change Conversion Right of the series D preferred shares, as defined in our Articles Supplementary dated October 10, 2006, setting forth the terms of the series D preferred shares.  Pursuant to such right, the holders of series D preferred shares had the option to elect to convert all or any portion of their series D preferred shares at any time from April 9, 2014 until the close of business on May 14, 2014 into a number of common shares per $25.00 liquidation preference of the series D preferred shares equal to the sum of such $25.00 liquidation preference plus accrued and unpaid dividends to, but not including, May 14, 2014, divided by 98% of the average of the closing sale prices of the common shares for the five consecutive trading days ending on May 9, 2014, or the Fundamental Change Conversion Rate.  Holders of 10,263,003 series D preferred shares elected to exercise their Fundamental Change Conversion Right and converted their series D preferred shares into 10,411,779 of our common shares.  As a result of this transaction, we recognized a non-cash preferred distribution of $16.2 million, for the excess of the market value of the common shares issued above the carrying value of the series D preferred shares redeemed. As of December 31, 2015, we had 4,915,196 outstanding series D preferred shares that were convertible into 2,363,103 of our common shares.

Series E Preferred Shares:
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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Under our governing documents and Maryland law, distributions to our shareholders are to be authorized and declared by our Board of Trustees.  Additionally, the removal of our former Trustees, which occurred on March 25, 2014, constituted an event of default under our term loan and revolving credit facility agreements, under which we generally are prevented from making any distributions or paying any dividends during the pendency of an event of default.  As a result of the foregoing, we were unable to declare and pay dividends between March 25, 2014, and June 6, 2014, the date on which we obtained waivers of the aforementioned events of default from our lenders.

Alternative Minimum Tax:

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

We have determined that 0%, 15.41% and 0% of each distribution to our shareholders for the tax years ended December 31, 2015, 2014, and 2013, respectively, consists of an alternative minimum tax adjustment.

Note 11.  Cumulative Other Comprehensive Loss

The following tables present the amounts recognized in cumulative other comprehensive loss by component for the year ended December 31, 2015 (in thousands):

	Year Ended December 31, 2015
	Unrealized Loss on Derivative Instruments and Other Assets	Foreign Currency Translation Adjustments	Total
Balances as of January 1, 2015	$(4,299)	$(48,917)	$(53,216)

Other comprehensive loss before reclassifications	(1,232)	(14,290)	(15,522)
Amounts reclassified from cumulative other comprehensive loss to net income	1,844	63,207	65,051
Net current period other comprehensive income	612	48,917	49,529

Balances as of December 31, 2015	$(3,687)	$—	$(3,687)

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present reclassifications out of cumulative other comprehensive loss for the year ended December 31, 2015 (in thousands):

	Year Ended December 31, 2015
Details about Cumulative Other Comprehensive Loss Components	Amounts Reclassified from Cumulative Other Comprehensive Loss to Net Income	Affected Line Items in the Statement of Operations
Interest rate swap contracts	$4,924	Interest expense
Foreign currency translation adjustment activity	63,207	Gain on sale of properties
Realized gain on available for sale securities	(3,080)	Interest and other income
	$65,051

Note 12.  Income Taxes

Our provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
State	$270	$350	$519
Federal	513	—	—
Foreign	2,336	2,772	2,572
	3,119	3,122	3,091

Deferred:
Foreign	(755)	69	(457)
	(755)	69	(457)

Income tax expense	$2,364	$3,191	$2,634

Federal income tax expense for the year ended December 31, 2015 relates to taxes incurred as a result of a taxable built-in gain triggered by the sale of a property that was previously owned by a C corporation. As a result of the disposition of the Australian properties, we incurred net income tax expense of $1.6 million for the year ended December 31, 2015.
A reconciliation of our effective tax rate and the U.S. Federal statutory income tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Taxes at statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
Dividends paid deduction and net operating loss utilization	(35.00)%	(35.00)%	(35.00)%
Federal taxes on built-in gain	0.50%	—%	—%
State, local, and foreign income taxes	1.81%	11.73%	(1.71)%
Effective tax rate	2.31%	11.73%	(1.71)%
Deferred income tax assets and liabilities, net of a valuation allowance, represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and are determined using tax rates expected to be in effect when the deferred income tax assets and liabilities are anticipated to be paid or recovered. At December 31, 2014, we had deferred tax assets of $2.4 million, net of a valuation allowance of $0.6 million, and deferred tax liabilities of $3.1 million, which primarily relate to different carrying amounts for financial reporting and for Australian income tax purposes related to our properties and operations in Australia. The deferred tax assets primarily relate to depreciation differences and the deferred tax liabilities primarily relate to straight line rent adjustments. During the year ended December 31, 2015, we sold our Australian properties (Note 4) and as of December 31, 2015, we do not have any deferred tax assets or

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liabilities related to our Australian properties. We generated significant net operating losses through the 2015 property sales and we have fully reserved the associated deferred tax assets due to the uncertainty of our ability to utilize the net operating losses in the future.
Note 13.  Derivative Instruments

Risk Management Objective of Using Derivatives

We are exposed to certain risks relating to our ongoing business operations, including the effect of changes in interest rates.  The only risk we currently manage by using derivative instruments is a part of our interest rate risk.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in cumulative other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2015, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Amounts reported in cumulative other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $3.7 million will be reclassified from cumulative other comprehensive loss as an increase to interest expense.

We have interest rate swap agreements to manage our interest rate risk exposure on $169.6 million of mortgage debt due 2019, which require interest at a spread over LIBOR.  The interest rate swap agreements utilized by us qualify as cash flow hedges and effectively modify our exposure to interest rate risk by converting our floating interest rate debt to a fixed interest rate basis for this loan through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  As of December 31, 2015, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount (in thousands)
Interest rate swap	2	$169,612

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2015, and 2014 (amounts in thousands):

		Fair Value as of December 31,
Interest Rate Derivative Designated as Hedging Instrument	Balance Sheet Location	2015	2014
Pay-fixed swaps	Accounts payable and accrued expenses	$3,687	$7,462

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2015, 2014, and 2013 (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of period	$(7,462)	$(11,706)	$(16,624)
Amount of loss recognized in cumulative other comprehensive loss	(1,149)	(776)	(103)
Amount of loss reclassified from cumulative other comprehensive loss into interest expense	4,924	5,020	5,021
Unrealized gain on derivative instruments	3,775	4,244	4,918
Balance at end of period	$(3,687)	$(7,462)	$(11,706)

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations.

As of December 31, 2015, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $4.1 million. As of December 31, 2015, we have not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their aggregate termination value of $4.1 million at December 31, 2015.

Note 14. Share-Based Compensation
Equity Commonwealth 2015 Omnibus Incentive Plan

On June 16, 2015, at our 2015 annual meeting of shareholders, our shareholders approved the Equity Commonwealth 2015 Omnibus Incentive Plan (the 2015 Incentive Plan). The 2015 Incentive Plan replaced the Equity Commonwealth 2012 Equity Compensation Plan (as amended, the 2012 Plan). The Board of Trustees approved the 2015 Incentive Plan, subject to shareholder approval, on March 18, 2015 (the Effective Date). On January 26, 2016, the Board of Trustees approved an amendment to the 2015 Incentive Plan to allow the Compensation Committee (Committee) to authorize in an award agreement a transfer of all or a part of certain equity awards not for value to a “family member” (as defined in the 2015 Incentive Plan). The following description of certain terms of the 2015 Incentive Plan is qualified in all respects by the terms of the 2015 Incentive Plan.

Eligibility. Awards may be granted under the 2015 Incentive Plan to employees, officers and non-employee directors of the Company, its subsidiaries or its affiliates, or consultants and advisors (who are natural persons) providing services to the Company, its subsidiaries or its affiliates, or any other person whose participation in the 2015 Incentive Plan is determined by the Committee to be in the best interests of the Company.

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

Awards. The following types of awards may be made under the 2015 Incentive Plan, subject to limitations set forth in the 2015 Incentive Plan:
· Stock options;
· Stock appreciation rights;
· Restricted stock;
· Restricted stock units;

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Administration. The 2015 Incentive Plan will be administered by the Committee, which will determine all terms and recipients of awards under the 2015 Incentive Plan.

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
On January 28, 2015, the Committee approved a grant of 126,319 restricted common shares and 639,250 RSUs at target to the Company’s officers, certain employees and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2014.
The restricted shares are service based awards and vest over a four-year period. The restricted shares were granted on January 28, 2015 and were valued at $26.58 per share, the closing price of our common shares on the NYSE on that day.
The 776,456 unvested restricted shares as of December 31, 2015 are scheduled to vest as follows: 188,879 shares in 2016, 185,467 shares in 2017, 339,759 shares in 2018 and 62,351 shares in 2019. As of December 31, 2015, the estimated future compensation expense for all unvested restricted share grants was $14.6 million. Compensation expense for the restricted share awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares is approximately 2.8 years.
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
2014 Equity Award Activity

On October 28, 2014, the Committee approved the one-time grant of restricted common shares and restricted share units under the 2012 Plan to certain of the Company’s officers and employees and to Mr. Zell, the Chairman of our Board of Trustees.  The Committee also approved the one-time grant of restricted common shares under the 2012 Plan to our

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

independent Trustees, a grant of restricted common shares to each independent Trustee as annual compensation for his or her service as a Trustee, and a pro-rata grant of fully vested common shares for five of our independent Trustees for their service from May 23, 2014 through July 31, 2014.

Outstanding Equity Awards

The table below presents a summary of restricted share and RSU activity under the 2015 Incentive Plan and the 2012 Plan for the years ended December 31, 2015, and 2014, excluding restricted shares granted to our former Trustees, former officers and certain employees of RMR under the terms of our 2012 Plan (which grants are further described below):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	—	$—	—	$—
Granted	713,727	26.66	1,266,237	15.99
Vested	(3,545)	26.66	—	—
Outstanding at December 31, 2014	710,182		1,266,237
Granted	160,906	26.46	639,250	15.47
Vested	(86,517)	26.02	—	—
Forfeited	(8,115)	26.64	(21,377)	15.80
Outstanding at December 31, 2015	776,456		1,884,110

The RSUs are market based awards with a service condition and grant recipients may earn between 0% - 100% of the RSU grant based on the Company’s TSR relative to the TSR for the NAREIT Office Index for the period from October 28, 2014 - October 28, 2017. Following the end of the performance period on October 28, 2017, the number of earned awards will be determined. The earned awards vest in two tranches with 50% of the earned award vesting on October 28, 2017 and the remaining 50% of the earned award vesting on October 28, 2018 subject to the grant recipient’s continued employment.
As of December 31, 2015, the estimated future compensation expense for all unvested RSUs was $20.3 million. The weighted average period over which the future compensation expense will be recorded for the RSUs is approximately 2.4 years.
The assumptions and fair values for the RSUs granted for the years ended December 31, 2015, and 2014 are included in the following table on a per share basis.

	2015	2014
Fair value of RSUs granted	$15.47	$15.99
Expected term (years)	4	4
Expected volatility	—	—
Expected dividend yield	1.88%	1.88%
Risk-free rate	0.81%	0.84%
During the years ended December 31, 2015 and 2014, we recorded $15.4 million and $2.6 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our Board of Trustees and the Company's employees related to our Plan. At December 31, 2015, 3,215,413 common shares remain available for issuance under the Plan.
2012 Equity Compensation Plan
Prior to the adoption of the 2015 Incentive Plan, we had common shares available for issuance under the 2012 Plan. The 2012 Plan was adopted in May 2012 and replaced our 2003 Incentive Share Award Plan, or the 2003 Plan. We awarded common shares to our former officers and certain employees of RMR pursuant to both of these plans. On January 28, 2014, we granted 2,000 common shares of beneficial interest, par value $0.01 per share, valued at $23.46 per share, the closing price of

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

our common shares on the New York Stock Exchange, or NYSE, on that day, to two of our former Trustees as part of their then annual compensation. We also awarded each of our former Trustees 2,000 common shares in 2013 with an aggregate market value of $0.2 million on the date of grant, as part of their annual compensation. The common shares awarded to our former Trustees vested immediately. We include the value of awarded shares in general and administrative expenses at the time the awards vest. See Note 19 for further information regarding grants of restricted shares we made to our former officers and certain employees of RMR.
On October 28, 2014, the Board of Trustees approved an amendment to the 2012 Plan to permit the Company to issue RSUs.  Additionally, on October 28, 2014, the Committee approved new forms of Restricted Share and Restricted Share Unit Agreements to be used for grants of restricted common shares to members of the Board of Trustees, as well as grants of restricted common shares and restricted share units to officers and employees of the Company.

The 2015 Incentive Plan replaced the 2012 Plan. No future grants will be made under the 2012 Plan, although the terms and conditions of the 2012 Plan will continue to govern any outstanding awards granted under the 2012 Plan. A summary of shares granted and vested to our former Trustees, former officers and certain employees of RMR under the terms of our 2012 Plan and our 2003 Plan for the years ended December 31, 2014, and 2013, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at December 31, 2012	114,703	19.39
Granted	83,450	23.29
Vested	(66,639)	23.06
Forfeited	(600)	22.49
Unvested shares at December 31, 2013	130,914	20.70
Granted	4,000	23.46
Vested	(134,914)	25.79
Unvested shares at December 31, 2014	—	—

As a result of the removal of our former Trustees on March 25, 2014, the vesting of 130,914 common shares previously issued to our former officers and certain employees of RMR pursuant to our equity compensation plans accelerated in accordance with the terms of their governing share grants.  During the year ended December 31, 2014, we recorded $3.4 million of general and administrative expense related to the vesting of these shares.

During the years ended December 31, 2014, and 2013, we recorded $3.4 million and $1.8 million, respectively, of compensation expense for former Trustees, former officers and certain employees of RMR under the terms of our 2012 Plan and our 2003 Plan. In addition, during the period that SIR was our consolidated subsidiary, we recorded compensation expense related to SIR's equity compensation plan of $0.4 million for the year ended December 31, 2013.

Note 15.  Defined Contribution Plan

We have a defined contribution plan that covers employees meeting eligibility requirements. We match 100% of the first 3% of compensation that an employee elects to defer plus 50% of compensation that an employee elects to defer exceeding 3% but not exceeding 5%, subject to a maximum of $8,000. The Company’s matching contribution vests immediately. The Company's contributions were $0.3 million for the year ended December 31, 2015.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16.  Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value during 2015 and 2014, categorized by the level of inputs used in the valuation of each asset and liability (dollars in thousands):

		Fair Value at December 31, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Recurring Fair Value Measurements:
Effective portion of interest rate swap contracts	$(3,687)	$—	$(3,687)	$—
Derivative liability	(7,219)	—	—	(7,219)

		Fair Value at December 31, 2014 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Recurring Fair Value Measurements:
Effective portion of interest rate swap contracts	$(7,462)	$—	$(7,462)	$—
Derivative liability	(6,658)	—	—	(6,658)

Effective Portion of Interest Rate Swap Contracts

The fair value of our interest rate swap contracts is determined using the net discounted cash flows of each derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated credit spreads of the counterparties (level 3 inputs).  Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  As of December 31, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified as level 2 inputs in the fair value hierarchy.

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

We recognized expense of $9.0 million for the year ended December 31, 2015, which was recorded in general and administrative expenses in our consolidated statement of operations for the year ended December 31, 2015. The valuation

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

techniques and significant unobservable inputs used for our level 3 fair value measurement at December 31, 2015, and 2014 were as follows:

Description	Fair Value at December 31, 2015	Primary Valuation Technique	Unobservable Inputs	Rate
Derivative liability	$7,219	Monte Carlo simulation	Risk-free rate	0.52%
			Volatility	20.0%

Description	Fair Value at December 31, 2014	Primary Valuation Technique	Unobservable Inputs	Rate
Derivative liability	$6,658	Monte Carlo simulation	Risk-free rate	0.50%
			Volatility	20.0%
Properties Held and Used
As part of our disposition plan, and pursuant to our accounting policy, in 2015, we evaluated the recoverability of the carrying values of each of the real estate assets that comprised our portfolio and determined that due to the shortening of the expected periods of ownership as a result of the disposition plan, it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio to reduce the assets to their estimated fair values.  During the year ended December 31, 2015, we recorded an impairment charge of $17.2 million in accordance with our impairment analysis procedures.

In 2014, we ceased to actively market 31 properties with a combined 5.6 million square feet which we had previously classified as held for sale as of December 31, 2013, which were not under agreement for sale when our former Trustees were removed. These properties were reclassified to properties held and used in operations because they no longer meet the requirements for classification as held for sale. Operating results for these properties were reclassified from discontinued operations to continuing operations for all periods presented herein. In connection with this reclassification, we reversed previously recorded impairment losses totaling $4.8 million in 2014, which includes the elimination of estimated costs to sell.

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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Financial Instruments

In addition to the assets and liabilities described in the above table, our financial instruments include our cash and cash equivalents, real estate mortgages receivable, restricted cash, senior unsecured debt and mortgage notes payable.  At December 31, 2015 and 2014, the fair value of these additional financial instruments were not materially different from their carrying values, except as follows (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior unsecured debt and mortgage notes payable, net	$1,710,324	$1,749,211	$2,207,665	$2,263,535

The fair values of our senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads (level 3 inputs).

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, as of December 31, 2015, no single tenant of ours is responsible for more than 4% of our total annualized rents.

Our derivative financial instruments, including interest rate swaps, are entered with major financial institutions and we monitor the amount of credit exposure to any one counterparty.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator for earnings per common share - basic and diluted:
Income (loss) from continuing operations	$99,857	$21,206	$(37,318)
Net income attributable to noncontrolling interest in consolidated subsidiary	—	—	(20,093)
Preferred distributions	(27,924)	(32,095)	(44,604)
Excess fair value of consideration over carrying vale of preferred shares	—	(16,205)	—
Income (loss) from continuing operations attributable to Equity Commonwealth common shareholders	71,933	(27,094)	(102,015)
Discontinued operations	—	2,806	(119,649)
Numerator for net income (loss) per share - basic and diluted	$71,933	$(24,288)	$(221,664)

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic	128,621	125,163	112,378
Weighted average number of common shares outstanding - diluted(1)	129,437	125,163	112,378

Earnings per share - basic:
Income (loss) from continuing operations attributable to Equity Commonwealth common shareholders	$0.56	$(0.21)	$(0.91)
Discontinued operations	—	0.02	(1.06)
Net income (loss) per share - basic	$0.56	$(0.19)	$(1.97)

Earnings per share - diluted:
Income (loss) from continuing operations attributable to Equity Commonwealth common shareholders	$0.56	$(0.21)	$(0.91)
Discontinued operations	—	0.02	(1.06)
Net income (loss) per share - diluted	$0.56	$(0.19)	$(1.97)

Anti-dilutive securities:
Effect of Series D preferred shares; 6 1/2% cumulative convertible(2)	2,363	4,175	7,298

(1)
As of December 31, 2015, we had granted RSUs to certain employees, officers, and the chairman of the Board of Trustees.  The RSUs contain both service and market-based vesting components.  None of the RSUs have vested.  If the market-based vesting component was measured as of December 31, 2015, 1,143 common shares would be issued to the RSU holders, and no shares would have been issued for the other periods presented.  Using a weighted average basis, 816 common shares are reflected in diluted earnings per share for the year ended ended December 31, 2015.

(2)
The Series D preferred shares are excluded from the diluted earnings per share calculation because including the Series D preferred shares would also require that the preferred distributions be added back to net income, resulting in anti-dilution during the periods presented.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18.  Segment Information

Our primary business is the ownership and operation of office properties.  Due to significant dispositions during 2015, during the fourth quarter of 2015 we changed the composition of our operating segments from two reportable segments (central business district properties and suburban properties) to one reportable segment. This change was made based on the financial information reviewed and used by the chief operating decision maker to make operating decisions, assess performance, develop strategy and allocate capital resources. More than 90% of our revenues are from office properties.

Note 19.  Related Person Transactions

The following discussion includes a description of our related person transactions for the years ended December 31, 2015, 2014 and 2013. Certain of these related person transactions, and their approvals, occurred prior to the election of our new Board of Trustees at the Special Meeting and the appointment of our current executive officers following the Special Meeting. The disclosure below under “—Transactions with Prior Related Persons” describes our transactions and approvals with our prior related persons.

Related Person Transactions Following the Special Meeting:

Equity Group Investments and associated entities: Effective February 1, 2016, we entered into a lease with Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman, for storage space in the basement of the building. The lease expires December 31, 2020, provided each party has the right to terminate on 30 days' prior written notice, and the payment is nominal. This lease was approved by the Audit Committee of the Board of Trustees.

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

Effective June 1, 2014, we entered into a one-year license agreement with Equity Group Investments, a private investment firm (Equity Group), to use office space on the sixth floor at Two North Riverside Plaza in Chicago, Illinois. The license fee was $0.2 million for the initial year. The license fee includes the non-exclusive use of additional areas on the sixth floor (such as conference rooms and common areas), certain administrative services (such as mail room services and reception desk staffing), office equipment, office furniture, supplies, licensee’s share of building operating expenses and real estate taxes and access to one parking space. Mr. Zell, our Chairman, is the Chairman and Chief Executive Officer of Equity Group, and Mr. Helfand, our President and Chief Executive Officer, is the Co-President of Equity Group. This license agreement was approved by the Audit Committee of the Board of Trustees and was scheduled to expire on May 31, 2015. On May 4, 2015, the Audit Committee of the Board of Trustees approved an agreement to extend the term of the license agreement through November 30, 2015. The license fee payment is approximately $0.1 million for the extended term. On November 2, 2015, the Audit Committee of the Board of Trustees approved an agreement to extend the term of the license agreement through January 31, 2016, for a maximum license fee payment of approximately $0.1 million. The extension of the license agreement was terminated as of December 30, 2015.

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

Effective July 31, 2014, we entered into a sublease with Equity Residential Management, L.L.C. to occupy office space on the tenth floor of Two North Riverside Plaza in Chicago, Illinois. Equity Residential Management, L.L.C. leases the space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman. The initial term of the sublease was approximately seven months commencing on or about October 22, 2014, expiring on May 31, 2015, with one 3-month renewal option. The sublease payment was approximately $0.2 million for the initial term. This sublease was approved by the Audit Committee of the Board of Trustees. On May 4, 2015, the Audit Committee of the Board of Trustees approved an agreement to extend the term of the sublease through November 30, 2015. The sublease payment is

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately $0.2 million for the extended term. On November 2, 2015, the Audit Committee of the Board of Trustees approved an agreement to extend the term of the sublease through January 31, 2016, for a maximum sublease payment of approximately $0.1 million. The extension of the sublease was terminated as of December 30, 2015.

Related/Corvex: On July 31, 2014, at the reconvened session of our 2014 annual meeting of shareholders, our shareholders voted to approve the reimbursement of approximately $33.5 million of expenses incurred by Related/Corvex in connection with their consent solicitations to remove our former Trustees and elect the new Board of Trustees and to engage in related litigation. Approximately $16.7 million was paid during the year ended December 31, 2014.  Approximately $8.4 million was to be reimbursed only if the average closing price of our common shares is at least $26.00 (as adjusted for any share splits or share dividends) during the one year period after the date on which the reimbursement was approved by shareholders, and the remaining approximately $8.4 million will be reimbursed only if the average closing price of our common shares is at least $26.00 (as adjusted for any share splits or share dividends) during the one year period between the first and second anniversaries of the date on which the reimbursement was approved by shareholders. The average closing price of our common shares was at least $26.00 during the first one year period after the date on which the reimbursement was approved by shareholders, and in August 2015, we paid $8.4 million to Related/Corvex.

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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Pursuant to our business management agreement with RMR as described above, we recognized business management fee expense of $31.7 million for the six months ended June 30, 2014. The fees for the six months ended June 30, 2014, include estimated 2014 incentive fees payable in common shares based on our common share total return. These amounts are included in general and administrative expenses, in our consolidated financial statements. In accordance with the terms of our business management agreement, as amended in December 2013, we issued 68,206 of our common shares to RMR for the six months ended June 30, 2014 as payment for 10% of the base business management fee we recognized for such period.

For 2013, our business management agreement provided for the base business management fee to be paid to RMR at an annual rate equal to (a) 0.7% of the historical cost of our real estate investments, as described in the business management agreement, located in the United States, Puerto Rico or Canada, for the first $250.0 million of such investments, and 0.5% thereafter, plus (b) 1.0% of the historical cost of our real estate investments located outside the United States, Puerto Rico and Canada. In addition, for 2013, our business management agreement provided for RMR to be paid an incentive fee equal to 15.0% of the product of (i) the weighted average of our common shares outstanding on a fully diluted basis during a fiscal year and (ii) the excess, if any, of the FFO Per Share, as defined in the business management agreement, for such fiscal year over the FFO Per Share for the preceding fiscal year. Our investments in GOV and SIR, which are described below, were not counted for purposes of determining the business management fees payable by us to RMR; however, we reported the business management fees payable to RMR by SIR in our consolidated 2013 results until we deconsolidated our investment in SIR on July 2, 2013.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The business management fees, we and SIR (while SIR was a consolidated subsidiary of ours) recognized on a consolidated basis were $43.3 million for 2013. This amount is included in general and administrative expenses and income from discontinued operations, as appropriate, in our consolidated financial statements. No incentive fees were paid by us to RMR for 2013.

Our property management agreement with RMR provided for management fees equal to 3.0% of gross collected rents and construction supervision fees for construction equal to 5.0% of construction costs. The aggregate property management and construction supervision fees we and SIR (while SIR was a consolidated subsidiary of ours) recognized on a consolidated basis were $13.8 million for the six months ended June 30, 2014, and $32.5 million for 2013. These amounts are included in operating expenses and income from discontinued operations or have been capitalized, as appropriate, in our consolidated financial statements.
MacarthurCook Fund Management Limited (MacarthurCook) previously provided us with business and property management services related to our Australian properties. Our contract with MacarthurCook terminated on January 31, 2013, and on that date we entered into a business and property management agreement (Australia Management Agreement) with RMR Australia for the benefit of CWH Australia Trust, a subsidiary of ours (CWHAT). RMR Australia is owned by two of our former Trustees and our former President and it has been granted an Australian financial services license by the Australian Securities & Investments Commission. The Australia Management Agreement provides for compensation to RMR Australia for business management and real estate investment services at an annual rate equal to 0.5% of the average historical cost of CWHAT's real estate investments, as described in the Australia Management Agreement. The Australia Management Agreement also provides for additional compensation to RMR Australia (i) for property management services at an annual rate equal to 50% of the difference between 3.0% of collected gross rents and the aggregate of all amounts paid or payable by or on behalf of CWHAT to third party property managers, and (ii) for construction supervision services at an annual rate equal to 50% of the difference between 5.0% of constructions costs and any amounts paid to third parties for construction management and/or supervision. Similar to our prior arrangement with respect to fees we paid to MacarthurCook, RMR has agreed to waive half of the fees payable by us under our property management agreement with RMR and half of the business management fees otherwise payable by us under our business management agreement with RMR related to real estate investments that are subject to the Australia Management Agreement for so long as the Australia Management Agreement is in effect and we or any of our subsidiaries are paying the fees under that agreement. The aggregate business and property management fees we recognized pursuant to the Australia Management Agreement were $0.9 million for the six months ended June 30, 2014, which amounts are equal to the fees waived by RMR and excluded from the amount that was payable to RMR during the six months ended June 30, 2014.  Pursuant to the Australia Management Agreement, we recognized aggregate business and property management fees of $1.6 million for the year ended December 31, 2013, which amount is equal to the fees waived by RMR and excluded from the amounts that were payable to RMR during 2013.
For January 2013, with respect to our investments in Australia, RMR agreed to waive half of the fees payable by us under our property management agreement and half of the business management fees related to real estate investments located outside of the United States, Puerto Rico and Canada, so long as our business and property management agreement with MacarthurCook, with respect to those investments, was in effect and we or any of our subsidiaries were paying fees under that agreement. MacarthurCook earned $0.2 million in January 2013, with respect to our Australian properties, which amounts are equal to the fees waived by RMR and excluded from the amounts that were payable to RMR during those periods.
RMR also provided internal audit services to us in return for our share of the total internal audit costs incurred by RMR for us and other publicly owned companies managed by RMR and its affiliates, which amounts were subject to approval by our former Compensation Committee. Our former Audit Committee appointed our Director of Internal Audit. Our and SIR's (while SIR was a consolidated subsidiary of ours) share of RMR's costs of providing this internal audit function was, on a consolidated basis, approximately $0.3 million for 2013, which amounts are included in general and administrative expenses in our consolidated financial statements. These allocated costs are in addition to the business and property management fees we and SIR paid to RMR.
RMR also leased from us office space for eleven of its regional offices. We earned approximately $0.4 million for the six months ended June 30, 2014 and $0.8 million in rental income from RMR in 2013, with respect to approximately 36,500 square feet of office space, which we believe was commercially reasonable rent for this office space, not all of which was leased to RMR for the entire three-year period. These leases were terminated when our management agreements with RMR terminated.
Under our share award plans, we granted restricted shares to certain employees of RMR, some of whom are our former officers. We granted a total of 73,450 restricted shares with an aggregate value of $1.7 million to such persons in 2013, based

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on upon the closing price of our common shares on the NYSE on the dates of grants. One fifth of those restricted shares vested on the grant dates and one fifth vests on each of the next four anniversaries of the grant dates. These share grants to RMR employees were in addition to the fees we pay to RMR. On occasion, we have entered into arrangements with former employees of RMR in connection with the termination of their employment with RMR, providing for the acceleration of vesting of restricted shares previously granted to them under our share award plan. Additionally, each of our former President, former Treasurer and former Chief Financial Officer and former Senior Vice President and former Chief Operating Officer received grants of restricted shares of other companies to which RMR provides management services in their capacities as officers of RMR. As a result of the removal of our former Trustees on March 25, 2014, the vesting of common shares previously issued to our former officers and certain employees of RMR pursuant to our equity compensation plans accelerated in accordance with the terms of their governing share grants (Note 14).

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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Indemnification:  Pursuant to our declaration of trust and separate indemnification agreements, we have advanced amounts incurred for legal fees and costs on behalf of certain of the former Trustees and officers with respect to the legal proceedings described in Part I, Item 3, “Legal Proceedings” in this Annual Report on Form 10-K. Pursuant to indemnification provisions in our business and property management agreements with RMR, we have also incurred legal fees and costs on behalf of RMR for claims brought against RMR in its capacity as our business and property manager with respect to certain legal proceedings described in Part I, Item 3, “Legal Proceedings” in this Annual Report on Form 10-K. For the six months ended June 30, 2014, we incurred approximately $5.4 million in such legal fees and costs, and for the year ended December 31, 2013, we incurred approximately $30.4 million in such legal fees and costs, including our costs.

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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

under the EQC lease was approximately $9.2 million; the total rent due under the lease with the RMR affiliate was approximately $1.1 million. This settlement was approved by the court on May 6, 2014.

Note 20. Selected Quarterly Financial Data (Unaudited)
The following is a summary of our unaudited quarterly results of operations for 2015 and 2014 (dollars in thousands):

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$213,055	$203,694	$159,208	$138,934
Net income attributable to Equity Commonwealth common shareholders	6,649	5,635	23,485	36,164
Net income attributable to Equity Commonwealth common shareholders per share—basic	0.05	0.04	0.18	0.29
Net income attributable to Equity Commonwealth common shareholders per share—diluted	0.05	0.04	0.18	0.28

The decrease in the third and fourth quarter 2015 total revenues and net income attributable to Equity Commonwealth common shareholders was primarily attributable to properties sold in the second, third and fourth quarters of 2015.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$217,260	$215,194	$216,595	$212,808
Net income (loss) attributable to Equity Commonwealth common shareholders	9,297	(17,802)	149,759	(165,542)
Net income (loss) attributable to Equity Commonwealth common shareholders per share—basic	0.08	(0.14)	1.16	(1.28)
Net income (loss) attributable to Equity Commonwealth common shareholders per share—diluted	0.08	(0.14)	1.16	(1.28)
Common distributions declared	0.25	—	—	—

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

Note 21.  Subsequent Events

On February 16, 2016, we redeemed at par $139.1 million of our 6.25% senior unsecured notes due 2016.

On February 16, 2016, we sold Executive Park (9 buildings), with 427,443 square feet for $50.9 million.

From January 1, 2016 through February 16, 2016, share buyback activity has totaled 861,162 common shares at a weighted average price of $25.94 per share.

EQUITY COMMONWEALTH
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2015
(dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2013:
Allowance for doubtful accounts	$9,962	$818	$(2,895)	$7,885
Year Ended December 31, 2014:
Allowance for doubtful accounts	$7,885	$2,196	$(3,516)	$6,565
Year Ended December 31, 2015:
Allowance for doubtful accounts	$6,565	$4,533	$(3,383)	$7,715

EQUITY COMMONWEALTH
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(dollars in thousands)

				Initial Cost to Company				Cost Amount Carried at Close of Period
Property	City	State	Encumbrances(1)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition, Net	Impairment/Write Downs	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation(3)	Date Acquired	Original Construction Date
785 Schilinger Road South	Mobile	AL	—	1,540	9,732	(3)	—	1,540	9,729	11,269	1,990	10/22/2007	1998
Parkshore Plaza	Folsom	CA	41,275	4,370	41,749	3,063	(3)	4,370	44,809	49,179	5,086	6/16/2011	1999
Leased Land	Gonzalez	CA	—	18,941	9,060	3,967	—	18,940	13,028	31,968	2,862	8/31/2010	-
Sky Park Centre	San Diego	CA	—	936	8,094	756	—	936	8,850	9,786	3,308	6/24/2002	1986
9110 East Nichols Avenue	Centennial	CO	—	1,708	14,616	4,002	—	1,708	18,618	20,326	6,438	11/2/2001	1984
1225 Seventeenth Street	Denver	CO	—	22,400	110,090	17,269	—	22,400	127,359	149,759	21,595	6/24/2009	1982
5073, 5075, & 5085 S. Syracuse Street	Denver	CO	—	4,720	58,890	—	—	4,720	58,890	63,610	8,343	4/16/2010	2007
1601 Dry Creek Drive	Longmont	CO	—	3,714	24,397	5,535	—	3,715	29,931	33,646	9,165	10/26/2004	1982
97 Newberry Road	East Windsor	CT	6,375	2,960	12,360	30	—	2,943	12,407	15,350	2,865	10/24/2006	1989
33 Stiles Lane	North Haven	CT	2,785	2,090	9,141	216	(1,654)	1,799	7,994	9,793	2,161	10/24/2006	1970
1250 H Street, NW	Washington	DC	—	5,975	53,778	10,947	(2)	5,975	64,723	70,698	26,030	6/23/1998	1992
Georgetown-Green and Harris Buildings	Washington	DC	—	24,000	35,979	44	—	24,000	36,023	60,023	5,700	9/3/2009	1960;1975
802 Delaware Avenue	Wilmington	DE	—	4,409	39,681	10,533	(11,156)	3,390	40,077	43,467	23,091	7/23/1998	1986
6600 North Military Trail	Boca Raton	FL	—	15,900	129,790	123	—	15,900	129,913	145,813	16,224	1/11/2011	2008
Executive Park	Atlanta	GA	—	13,729	78,032	6,776	(54,313)	10,954	33,270	44,224	14,859	7/16/2004; 7/26/2007	1972
633 Ahua Street	Honolulu	HI	—	1,256	3	18,054	(2,912)	1,100	15,301	16,401	3,765	12/5/2003	2006
625 Crane Street	Aurora	IL	—	1,180	3,411	(2)	(2,978)	533	1,078	1,611	87	4/2/2007	1977
1200 Lakeside Drive	Bannockburn	IL	—	5,846	48,568	14,768	(7,610)	5,858	55,714	61,572	12,601	12/29/2005	1999
600 West Chicago Avenue	Chicago	IL	—	34,980	315,643	12,058	—	34,980	327,701	362,681	35,679	8/10/2011	1908
8750 Bryn Mawr Avenue	Chicago	IL	—	6,600	77,764	7,400	(170)	6,600	84,994	91,594	11,705	10/28/2010	1985
101-115 W. Washington Street	Indianapolis	IN	—	7,495	60,465	23,210	—	7,496	83,674	91,170	23,976	5/10/2005	1977
111 Monument Circle	Indianapolis	IN	—	9,670	158,085	8,556	—	9,670	166,641	176,311	13,115	10/22/2012	1959;1990
109 Brookline Avenue	Boston	MA	—	3,168	30,397	12,684	—	3,168	43,081	46,249	18,718	9/28/1995	1915
Cabot Business Park Land	Mansfield	MA	—	1,033	—	—	—	1,033	—	1,033	—	8/1/2003	-
111 Market Place	Baltimore	MD	—	6,328	54,645	16,152	—	6,328	70,797	77,125	24,753	1/28/2003	1990
25 S. Charles Street	Baltimore	MD	—	2,830	22,996	12,678	—	2,830	35,674	38,504	12,479	7/16/2004	1972
820 W. Diamond	Gaithersburg	MD	—	4,381	18,798	10,538	(35)	4,461	29,221	33,682	11,487	3/31/1997	1995
Danac Stiles Business Park	Rockville	MD	—	7,638	62,572	6,329	(10,975)	6,595	58,969	65,564	18,984	7/20/2004	2002

EQUITY COMMONWEALTH
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(dollars in thousands)

				Initial Cost to Company				Cost Amount Carried at Close of Period
Property	City	State	Encumbrances(1)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition, Net	Impairment/Write Downs	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation(3)	Date Acquired	Original Construction Date
East Eisenhower Parkway	Ann Arbor	MI	—	6,760	46,988	1,513	—	6,760	48,501	55,261	6,836	6/15/2010	1975;2006
2250 Pilot Knob Road	Mendota Heights	MN	—	533	4,795	1,202	—	533	5,997	6,530	2,643	3/19/1998	1995
411 Farwell Avenue	South St. Paul	MN	—	1,303	10,451	4,603	—	1,304	15,053	16,357	3,526	6/2/2004	1970
6200 Glenn Carlson Drive	St. Cloud	MN	—	1,950	13,803	—	—	1,950	13,803	15,753	2,156	10/15/2009	1999
4700 Belleview Avenue	Kansas City	MO	—	1,165	3,097	2,895	—	1,165	5,992	7,157	1,029	7/17/2008	1986
111 River Street (4)	Hoboken	NJ	—	—	134,199	1,871	—	—	136,070	136,070	21,630	8/11/2009	2002
North Point Office Complex	Cleveland	OH	—	12,000	94,448	18,136	—	12,000	112,584	124,584	22,363	2/12/2008	1985;1989;1990
Raintree Industrial Park	Solon	OH	—	1,808	16,620	2,270	(8,387)	1,339	10,972	12,311	858	7/16/2004	1975
401 Vine Street	Delmont	PA	—	1,575	5,542	—	—	1,575	5,542	7,117	1,130	10/22/2007	1999
Cherrington Corporate Center	Moon Township	PA	—	11,369	39,892	28,367	(5,454)	11,164	63,010	74,174	21,480	9/14/1998; 8/23/1999	1987;1988; 1989;1990; 1991;1992; 1994
1500 Market Street	Philadelphia	PA	—	18,758	167,487	104,542	(388)	18,758	271,641	290,399	78,551	10/10/2002	1974
1525 Locust Street	Philadelphia	PA	—	931	8,377	1,902	—	930	10,280	11,210	4,122	6/11/1999	1987
1600 Market Street	Philadelphia	PA	—	3,462	111,946	18,259	—	3,462	130,205	133,667	55,534	3/30/1998	1983
1735 Market Street	Philadelphia	PA	169,612	24,753	222,775	52,107	—	24,747	274,888	299,635	121,238	6/30/1998	1990
Foster Plaza	Pittsburgh	PA	—	6,168	51,588	17,969	—	6,171	69,554	75,725	19,771	9/16/2005	1987;1990; 1994; 1995; 1996
128 Crews Drive	Columbia	SC	—	2,420	4,017	1,322	(4,012)	1,024	2,723	3,747	489	4/2/2007	1968
111 Southchase Boulevard	Fountain Inn	SC	—	520	6,822	1,734	(2,912)	390	5,774	6,164	1,531	5/23/2007	1987
1043 Global Avenue	Graniteville	SC	—	720	15,552	603	—	720	16,155	16,875	3,537	4/2/2007	1998
633 Frazier Drive	Franklin	TN	—	5,800	13,190	(10)	—	5,800	13,180	18,980	2,711	10/22/2007	1999
1601 Rio Grande Street	Austin	TX	—	688	6,192	1,539	(23)	697	7,699	8,396	3,106	6/3/1999	1985
206 East 9th Street	Austin	TX	27,515	7,900	38,533	2,166	—	7,900	40,699	48,599	3,702	5/31/2012	1984
4515 Seton Center Parkway	Austin	TX	—	2,038	18,338	2,731	—	2,037	21,070	23,107	9,110	10/8/1999	1997
4516 Seton Center Parkway	Austin	TX	—	2,028	18,251	3,022	—	2,027	21,274	23,301	9,681	10/8/1999	1985
7800 Shoal Creek Boulevard	Austin	TX	—	1,731	14,921	4,614	(14)	1,731	19,521	21,252	7,672	6/30/1999	1974
812 San Antonio Street	Austin	TX	—	626	5,636	2,564	—	621	8,205	8,826	3,115	8/18/1999	1987
8701 N Mopac	Austin	TX	—	1,574	14,168	2,677	—	1,573	16,846	18,419	6,751	8/3/1999	1982
Bridgepoint Parkway	Austin	TX	—	7,784	70,526	10,214	(97)	7,785	80,642	88,427	37,559	12/5/1997	1986;1996;1997

EQUITY COMMONWEALTH
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(dollars in thousands)

				Initial Cost to Company				Cost Amount Carried at Close of Period
Property	City	State	Encumbrances(1)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition, Net	Impairment/Write Downs	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation(3)	Date Acquired	Original Construction Date
Lakewood on the Park	Austin	TX	—	3,548	31,936	1,704	(77)	3,548	33,563	37,111	14,554	10/20/1998	1998
Research Park	Austin	TX	—	15,859	60,175	14,601	—	18,411	72,224	90,635	29,564	10/7/1998	1968;1998; 2001
9840 Gateway Boulevard North	El Paso	TX	—	1,700	9,736	(4)	—	1,700	9,732	11,432	1,996	10/22/2007	1999
3003 South Expressway 281	Hidalgo	TX	—	1,480	15,533	(9)	—	1,480	15,524	17,004	3,193	10/22/2007	1999
3330 N Washington Boulevard	Arlington	VA	—	810	7,289	724	—	811	8,012	8,823	3,304	8/26/1998	1987
333 108th Avenue NE	Bellevue	WA	—	14,400	136,412	1,745	—	14,400	138,157	152,557	22,060	11/12/2009	2008
600 108th Avenue NE	Bellevue	WA	—	3,555	30,244	14,252	—	3,555	44,496	48,051	11,904	7/16/2004	1980
1331 North Center Parkway	Kennewick	WA	—	1,850	7,339	(2)	—	1,850	7,337	9,187	1,506	10/22/2007	1999
100 East Wisconsin Avenue	Milwaukee	WI	—	3,150	72,113	7,733	—	3,150	79,846	82,996	11,433	8/11/2010	1989
111 East Kilbourn Avenue	Milwaukee	WI	—	2,400	47,562	5,143	—	2,400	52,705	55,105	10,528	6/12/2008	1988
			$247,562	$394,913	$3,065,229	$540,382	$(113,172)	$389,410	$3,497,942	$3,887,352	$898,939

EQUITY COMMONWEALTH
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(dollars in thousands)

Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at January 1, 2013	$7,829,409	$1,007,606
Additions(5)	231,485	176,777
Loss on asset impairment	(384,141)	(185,795)
Deconsolidation of SIR	(1,446,781)	(56,023)
Properties reclassified to discontinued operations	(552,024)	(15,471)
Disposals	(140,783)	(32,035)
Balance at December 31, 2013	5,537,165	895,059
Additions(5)	70,963	164,815
Loss on asset impairment	(191,490)	(6,423)
Properties reclassified to continuing operations	341,024	5,724
Disposals	(29,219)	(28,730)
Balance at December 31, 2014	5,728,443	1,030,445
Additions(5)	68,118	144,844
Loss on asset impairment	(17,162)	—
Disposals	(1,892,047)	(276,350)
Balance at December 31, 2015	$3,887,352	$898,939

(1)	Excludes net unamortized premiums and discounts.

(2)	Excludes value of real estate intangibles. Aggregate cost for federal income tax purposes is approximately $4,160,805.

(3)	Depreciation is calculated using the straight line method over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property.

(4)	Property is subject to a ground lease.

(5)
Includes adjustments to real estate properties additions of $(13,217), $(20,445) and $(40,020), and adjustments to accumulated depreciation additions of $(887), $(1,279) and $(1,528), related to changes in foreign currency exchange rates during 2015, 2014 and 2013, respectively.

EQUITY COMMONWEALTH
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
December 31, 2015
(dollars in thousands)

Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgage(1)	Carrying Amount of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest
Salina, NY	6.00%	4/30/2019	Interest payable monthly in arrears. $419 due at maturity.	$419	399	$—
Dearborn, MI	6.00%	1/24/2023	Interest payable monthly in arrears. $7,688 due at maturity.	7,688	7,688	—
				$8,107	$8,087	$—
Reconciliation of the carrying amount of mortgage loans at the beginning of the period:
Balance at January 1, 2013				$1,419
New mortgage loans				7,688
Collections of principal				(1,000)
Balance at December 31, 2013				$8,107
Balance at December 31, 2014				$8,107
Balance at December 31, 2015				$8,107

(1)	Also represents cost for federal income tax purposes.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
President and Chief Executive Officer

Dated: February 18, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David A. Helfand	President and Chief Executive Officer (principal executive officer), Trustee	February 18, 2016
David A. Helfand

/s/ Adam S. Markman	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 18, 2016
Adam S. Markman

/s/ Sam Zell	Chairman of the Board of Trustees	February 18, 2016
Sam Zell

/s/ James S. Corl	Trustee	February 18, 2016
James S. Corl

/s/ Martin L. Edelman	Trustee	February 18, 2016
Martin L. Edelman

/s/ Edward A. Glickman	Trustee	February 18, 2016
Edward A. Glickman

/s/ Peter Linneman	Trustee	February 18, 2016
Peter Linneman

/s/ James L. Lozier, Jr.	Trustee	February 18, 2016
James L. Lozier, Jr.

/s/ Mary Jane Robertson	Trustee	February 18, 2016
Mary Jane Robertson

/s/ Kenneth Shea	Trustee	February 18, 2016
Kenneth Shea

/s/ Gerald A. Spector	Trustee	February 18, 2016
Gerald A. Spector

/s/ James A. Star	Trustee	February 18, 2016
James A. Star