Form 10-Q
period 2016-03-31
Equity Commonwealth
filed 2016-05-05
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of April 30, 2016:  125,502,209.

EQUITY COMMONWEALTH

FORM 10-Q

March 31, 2016

EXPLANATORY NOTE

References in this Quarterly Report on Form 10-Q to the Company, EQC, we, us or our, refer to Equity Commonwealth and its consolidated subsidiaries as of March 31, 2016, unless the context indicates otherwise.

i

PART I.      Financial Information

Item 1.         Financial Statements.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	March 31, 2016	December 31, 2015
		(audited)
ASSETS
Real estate properties:
Land	$372,714	$389,410
Buildings and improvements	3,399,909	3,497,942
	3,772,623	3,887,352
Accumulated depreciation	(880,678)	(898,939)
	2,891,945	2,988,413
Properties held for sale	20,347	—
Acquired real estate leases, net	83,121	88,760
Cash and cash equivalents	1,742,128	1,802,729
Restricted cash	36,190	32,245
Rents receivable, net of allowance for doubtful accounts of $4,193 and $7,715, respectively	176,740	174,676
Other assets, net	152,678	144,341
Total assets	$5,103,149	$5,231,164

LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior unsecured debt, net	$1,312,148	$1,450,606
Mortgage notes payable, net	245,691	246,510
Liabilities related to properties held for sale	169	—
Accounts payable and accrued expenses	120,888	123,587
Assumed real estate lease obligations, net	3,624	4,296
Rent collected in advance	23,588	27,340
Security deposits	9,670	10,338
Total liabilities	1,715,778	1,862,677

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6 1/2% cumulative convertible; 4,915,196 shares issued and outstanding, aggregate liquidation preference of $122,880	119,263	119,263
Series E preferred shares; 7 1/4% cumulative redeemable on or after May 15, 2016; 11,000,000 shares issued and outstanding, aggregate liquidation preference $275,000	265,391	265,391
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 125,502,748 and 126,349,914 shares issued and outstanding, respectively	1,255	1,263
Additional paid in capital	4,393,409	4,414,611
Cumulative net income	2,380,111	2,333,709
Cumulative other comprehensive loss	(3,014)	(3,687)
Cumulative common distributions	(3,111,868)	(3,111,868)
Cumulative preferred distributions	(657,176)	(650,195)
Total shareholders’ equity	3,387,371	3,368,487
Total liabilities and shareholders’ equity	$5,103,149	$5,231,164
See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income	$109,888	$167,972
Tenant reimbursements and other income	27,247	45,083
Total revenues	137,135	213,055
Expenses:
Operating expenses	57,258	97,871
Depreciation and amortization	36,251	62,699
General and administrative	13,312	16,558
Loss on asset impairment	—	1,904
Total expenses	106,821	179,032
Operating income	30,314	34,023
Interest and other income	1,967	3,448
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $983 and $29, respectively)	(22,347)	(29,842)
Loss on early extinguishment of debt	(118)	(428)
Foreign currency exchange loss	(5)	—
Gain on sale of properties	36,666	5,868
Income before income taxes	46,477	13,069
Income tax (expense) benefit	(75)	561
Net income	46,402	13,630
Preferred distributions	(6,981)	(6,981)
Net income attributable to Equity Commonwealth common shareholders	$39,421	$6,649

Weighted average common shares outstanding — basic	125,840	129,696
Weighted average common shares outstanding — diluted	127,522	129,874
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.31	$0.05
Diluted	$0.31	$0.05

See accompanying notes.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$46,402	$13,630

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivative instruments and other assets	673	(2,622)
Foreign currency translation adjustments	—	(16,390)
Total comprehensive income (loss)	$47,075	$(5,382)

See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,402	$13,630
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	28,582	46,418
Net amortization of debt discounts, premiums and deferred financing fees	983	29
Straight line rental income	(3,831)	187
Amortization of acquired real estate leases	4,629	10,304
Other amortization	4,161	7,346
Share-based compensation	4,353	3,958
Loss on asset impairment	—	1,904
Loss on early extinguishment of debt	118	428
Foreign currency exchange loss	5	—
Net gain on sale of properties	(36,666)	(5,868)
Change in assets and liabilities:
Restricted cash	(458)	2,366
Rents receivable and other assets	(15,486)	(28,678)
Accounts payable and accrued expenses	(6,361)	(11,134)
Rent collected in advance	(3,255)	(620)
Security deposits	(192)	51
Cash provided by operating activities	22,984	40,321

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(25,963)	(12,163)
Principal payments received from direct financing lease	—	1,883
Proceeds from sale of properties, net	118,391	19,841
Proceeds from sale of securities	—	27,068
Increase in restricted cash	(3,487)	(3,458)
Cash provided by investing activities	88,941	33,171

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common shares	(25,563)	—
Payments on borrowings	(139,922)	(1,589)
Deferred financing fees	(52)	(7,143)
Distributions to preferred shareholders	(6,981)	(6,981)
Cash used in financing activities	(172,518)	(15,713)

Effect of exchange rate changes on cash	(8)	(559)

(Decrease) increase in cash and cash equivalents	(60,601)	57,220
Cash and cash equivalents at beginning of period	1,802,729	364,516
Cash and cash equivalents at end of period	$1,742,128	$421,736
See accompanying notes.
EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$28,542	$33,479
Taxes (refunded) paid	(72)	2,251

NON-CASH INVESTING ACTIVITIES:
(Decrease) increase in capital expenditures recorded as liabilities	$(6,312)	$1,139

See accompanying notes.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of EQC have been prepared without audit.  Certain information and footnote disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K (Annual Report) for the year ended December 31, 2015.  Capitalized terms used, but not defined in this Quarterly Report, have the same meanings as in our Annual Report.

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

Note 2.  Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, but early adoption is permitted. We are currently in the process of evaluating the impact the adoption of this ASU will have on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. The ASU also requires lessees or lessors to capitalize only initial direct costs of leases. This update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, but early adoption is permitted. We are currently in the process of evaluating the impact the adoption of this ASU will have on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This update is effective for interim and annual reporting periods beginning after December 15, 2017.  We are currently in the process of evaluating the impact, if any, the adoption of this ASU will have on our condensed consolidated financial statements.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. We adopted this standard on January 1, 2016 and made the following reclassifications to the prior years' consolidated balance sheet to conform to the current year's presentation (in thousands):

Balance Sheet as of December 31, 2015	Originally Reported	Effect of Change	As Adjusted
Other assets, net	157,549	(13,208)	144,341
Senior unsecured debt, net	1,460,592	(9,986)	1,450,606
Mortgage notes payable, net	249,732	(3,222)	246,510

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08.  ASU 2014-08 changes the criteria for reporting a discontinued operation.  Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation.  We adopted ASU 2014-08 on January 1, 2015, and determined that our 2016 dispositions, 2015 dispositions and properties held for sale as of March 31, 2016 do not individually represent a strategic shift, as defined by the standard, that has or will have a major effect on our operations and financial results. As a result, the 2016 and 2015 dispositions and properties held for sale have not been presented as discontinued operations in the statements of operations.

Note 3.  Real Estate Properties

During the three months ended March 31, 2016 and 2015, we made improvements, excluding tenant-funded improvements, to our properties totaling $31.9 million and $10.9 million, respectively.

Properties Held For Sale:

We classify all properties that meet the criteria outlined in the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification (Codification) as held for sale on our condensed consolidated balance sheets.  As of December 31, 2015, we had no properties classified as held for sale. As of March 31, 2016, we classified the following properties as held for sale (dollars in thousands):

Asset	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price
1525 Locust Street	April 2016	1	1	98,009	$17,700
633 Ahua Street	April 2016	1	1	93,141	29,000
		2	2	191,150	$46,700

Summarized balance sheet information for all properties classified as held for sale is as follows (in thousands):

March 31, 2016
Real estate properties	$19,568
Rents receivable, net of allowance for doubtful accounts of $159	21
Other assets, net	758
Properties held for sale	$20,347

Rent collected in advance	$10
Security deposits	159
Liabilities related to properties held for sale	$169

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property Dispositions:

During the three months ended March 31, 2016, we sold the following properties (dollars in thousands):

Asset	Date Disposed	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price	Gain on Sale
Executive Park	February 2016	1	9	427,443	$50,865	$16,532
3330 N Washington Boulevard	March 2016	1	1	55,719	11,250	5,457
111 East Kilbourn Avenue	March 2016	1	1	373,669	60,500	14,677
		3	11	856,831	$122,615	$36,666

During the year ended December 31, 2015, we disposed of 91 properties (135 buildings) and one land parcel with a combined 18.9 million square feet for an aggregate gross sales price of $2.0 billion, excluding closing costs.

Note 4.  Real Estate Mortgages Receivable

As of March 31, 2016 and December 31, 2015, we had total real estate mortgages receivable with an aggregate carrying value of $8.1 million included in other assets in our condensed consolidated balance sheets.  We provided mortgage financing totaling $7.7 million at 6.0% per annum in connection with our sale of three suburban office and industrial properties (18 buildings) in January 2013 in Dearborn, MI; this real estate mortgage requires monthly interest payments and matures on January 24, 2023.  We also provided mortgage financing totaling $0.4 million at 6.0% per annum in connection with our sale of a suburban office property in Salina, NY in April 2012. This real estate mortgage requires monthly interest payments and matures on April 30, 2019.

We monitor the payment history of the borrowers and have determined that no allowance for losses related to these real estate mortgages receivable were necessary at March 31, 2016, and December 31, 2015.

Note 5.  Indebtedness

Unsecured Revolving Credit Facility and Term Loan:
We are party to a credit agreement, pursuant to which the lenders agreed to provide a $750.0 million unsecured revolving credit facility, a $200.0 million 5-year term loan facility, and a $200.0 million 7-year term loan facility. The revolving credit facility has a scheduled maturity date of January 28, 2019, which maturity date may be extended for up to two additional periods of six months at our option subject to satisfaction of certain conditions and the payment of an extension fee of 0.075% of the aggregate amount available under the revolving credit facility. The 5-year term loan and the 7-year term loan have scheduled maturity dates of January 28, 2020 and January 28, 2022, respectively.

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

Borrowings under our revolving credit facility currently bear interest at LIBOR plus a spread, which was 125 basis points as of March 31, 2016.  As of March 31, 2016, the interest rate payable on borrowings under our revolving credit facility was 1.69%.  As of March 31, 2016, we had no balance outstanding and $750.0 million available under our revolving credit facility

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and the facility fee as of March 31, 2016 was 0.25%. Our term loans currently bear interest at a rate of LIBOR plus a spread, which was 140 and 180 basis points for the 5-year and 7-year term loan, respectively, as of March 31, 2016.  As of March 31, 2016, the interest rates for the amounts outstanding under our 5-year term loan and 7-year term loan were 1.84% and 2.24%, respectively.  As of March 31, 2016, we had $200.0 million outstanding under each of our 5-year and 7-year term loans.

Debt Covenants:

Our public debt indenture and related supplements, our revolving credit facility agreement and our term loan agreement contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.  At March 31, 2016, we believe we were in compliance with all of our respective covenants under our public debt indenture and related supplements, our revolving credit facility and our term loan agreements.

Senior Unsecured Notes:

On February 16, 2016, we redeemed at par $139.1 million of our 6.25% senior unsecured notes due 2016 and recognized a loss on early extinguishment of debt of $0.1 million from the write-off of an unamortized discount and unamortized deferred financing fees for the three months ended March 31, 2016.

Mortgage Notes Payable:

At March 31, 2016, five of our properties (8 buildings) with an aggregate net book value of $288.7 million had secured mortgage notes totaling $245.7 million (including net premiums and discounts and unamortized deferred financing fees) maturing from 2017 through 2026.

Note 6.  Shareholders’ Equity

Common Share Issuances:

See Note 10 for information regarding equity issuances related to share-based compensation.

Common Share Repurchases:

On August 24, 2015, our Board of Trustees approved a common share repurchase plan, which authorizes the repurchase of up to $100.0 million of our outstanding common shares over the twelve month period following the date of authorization. On September 14, 2015, our Board of Trustees authorized the repurchase of up to an additional $100.0 million of our outstanding common shares over the twelve month period following the date of authorization. On March 17, 2016, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the next twelve month period following the date of authorization. During the three months ended March 31, 2016, we purchased and retired 983,789 of our common shares at a weighted average price of $25.94 per share.

Preferred Share Distributions:

In 2016, our Board of Trustees declared distributions on our series D preferred shares and series E cumulative redeemable preferred shares to date as follows:

Declaration Date	Record Date	Payment Date	Series D Dividend Per Share	Series E Dividend Per Share
January 26, 2016	February 5, 2016	February 16, 2016	$0.40625	$0.453125

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7.  Cumulative Other Comprehensive Loss

The following tables present the amounts recognized in cumulative other comprehensive loss for the three months ended March 31, 2016 (in thousands):

Unrealized Loss on Derivative Instruments
Balances as of January 1, 2016	$(3,687)

Other comprehensive loss before reclassifications	(445)
Amounts reclassified from cumulative other comprehensive loss to net income	1,118
Net current period other comprehensive income	673

Balances as of March 31, 2016	$(3,014)

The following tables present reclassifications out of cumulative other comprehensive loss for the three months ended March 31, 2016 (in thousands):

	Amounts Reclassified from Cumulative Other Comprehensive Loss to Net Income
Details about Cumulative Other Comprehensive Loss Components	Three Months Ended March 31, 2016	Affected Line Items in the Statement of Operations
Interest rate swap contracts	$1,118	Interest expense

Note 8.  Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and are generally not subject to federal and state income taxes provided we distribute a sufficient amount of our taxable income to our shareholders and meet other requirements for qualifying as a REIT.  We are also subject to certain state and local taxes without regard to our REIT status. In prior periods, we were subject to Australian taxes.

Our provision for income taxes consists of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Current:
State	$75	$90
Foreign	—	(46)
	75	44
Deferred:
Foreign	—	(605)
	—	(605)
Income tax expense (benefit)	$75	$(561)

Note 9.  Derivative Instruments

Risk Management Objective of Using Derivatives

We are exposed to certain risks relating to our ongoing business operations, including the effect of changes in interest rates.  The only risk we currently manage by using derivative instruments is related to our interest rate risk.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in cumulative other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2016, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Amounts reported in cumulative other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $2.9 million will be reclassified from cumulative other comprehensive loss as an increase to interest expense.

We have interest rate swap agreements to manage our interest rate risk exposure on $169.2 million of mortgage debt due 2019, which require interest at a spread over LIBOR.  The interest rate swap agreements utilized by us qualify as cash flow hedges and effectively modify our exposure to interest rate risk by converting our floating interest rate debt to a fixed interest rate basis for this loan through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.

On March 4, 2016, we purchased an interest rate cap with a LIBOR strike price of 2.50%. The interest rate cap, effective April 1, 2016, has a notional amount of $400.0 million and a maturity date of March 1, 2019.

As of March 31, 2016, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount (in thousands)
Interest rate swap	2	$169,119
Interest rate cap	1	$400,000

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 (amounts in thousands):

		Fair Value as of
Interest Rate Derivative Designated as Hedging Instrument	Balance Sheet Location	March 31, 2016	December 31, 2015
Pay-fixed swaps	Accounts payable and accrued expenses	$(2,850)	$(3,687)
Interest rate cap	Other assets	$358	$—

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2016 and 2015 (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$(3,687)	$(7,462)
Amount of (loss) gain recognized in cumulative other comprehensive loss	(445)	(686)
Amount of loss reclassified from cumulative other comprehensive loss into interest expense	1,118	1,227
Unrealized gain on derivative instruments	673	541
Balance at end of period	$(3,014)	$(6,921)

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations.

As of March 31, 2016, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $3.2 million. As of March 31, 2016, we have not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their aggregate termination value of $3.2 million at March 31, 2016.

Note 10. Share-Based Compensation
Equity Commonwealth 2015 Omnibus Incentive Plan

On January 26, 2016, the Board of Trustees approved an amendment to the 2015 Omnibus Incentive Plan (as amended, the 2015 Incentive Plan) to allow the Compensation Committee (Committee) to authorize in an award agreement a transfer of all or a part of certain equity awards not for value to a “family member” (as defined in the 2015 Incentive Plan).

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

2016 Equity Award Activity

On January 26, 2016, the Committee approved a grant of 136,623 restricted common shares and 277,386 RSUs at target to the Company’s officers, certain employees and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2015.
The restricted shares are service based awards and vest over a four-year period. The restricted shares were granted on January 26, 2016 and were valued at $26.93 per share, the closing price of our common shares on the NYSE on that day.
The RSUs are market based awards with a service condition and grant recipients may earn the RSU grants based on the Company’s total shareholder return (TSR) relative to the TSR's for the constituent REITs that comprise the NAREIT Office Index for the performance period of January 26, 2016 - January 26, 2019. Following the end of the performance period on

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 26, 2019, the number of earned awards will be determined. The earned awards vest in two tranches with 50% of the earned award vesting on January 26, 2019 and the remaining 50% of the earned award vesting on January 26, 2020, subject to the grant recipient’s continued employment. Compensation expense for the RSU awards was determined using a Monte Carlo simulation model and is being recognized ratably from the grant date to the vesting date of each tranche.

2015 Equity Award Activity

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

Outstanding Equity Awards
As of March 31, 2016, the estimated future compensation expense for all unvested restricted share grants was $16.6 million. Compensation expense for the restricted share awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares is approximately 2.8 years.
As of March 31, 2016, the estimated future compensation expense for all unvested RSUs was $28.3 million. The weighted average period over which the future compensation expense will be recorded for the RSUs is approximately 2.6 years.
The assumptions and fair values for the RSUs granted for the three months ended March 31, 2016 are included in the following table on a per share basis.

2016
Fair value of RSUs granted	$38.80
Expected term (years)	4
Expected volatility	—
Expected dividend yield	1.86%
Risk-free rate	1.07%
During the three months ended March 31, 2016 and 2015, we recorded $4.4 million and $4.0 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our Board of Trustees and the Company's employees related to our Plan. At March 31, 2016, 2,387,405 common shares remain available for issuance under the Plan.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11.  Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value during 2016, categorized by the level of inputs used in the valuation of each asset and liability (dollars in thousands):

		Fair Value at March 31, 2016 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements:
Effective portion of interest rate swap contracts	$(2,850)	$—	$(2,850)	$—
Effective portion of interest rate cap contract	358	—	358	—
Derivative liability	(8,333)	—	—	(8,333)

Effective Portion of Interest Rate Swap and Cap Contracts

The fair value of our interest rate swap and cap contracts is determined using the net discounted cash flows of each derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated credit spreads of the counterparties (level 3 inputs).  Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  As of March 31, 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified as level 2 inputs in the fair value hierarchy.

Derivative Liability

On July 31, 2014, our shareholders voted to approve the reimbursement of expenses incurred by Related/Corvex (Note 14). Approximately $16.7 million was paid during the year ended December 31, 2014. Approximately $8.4 million was to be reimbursed only if the average closing price of our common shares was at least $26.00 (as adjusted for any share splits or share dividends) during the one year period after the date on which the reimbursement was approved by shareholders, and the remaining approximately $8.4 million will be reimbursed only if the average closing price of our common shares is at least $26.00 (as adjusted for any share splits or share dividends) during the one year period between the first and second anniversaries of the date on which the reimbursement was approved by shareholders. The average closing price of our common shares was at least $26.00 during the first one year period after the date on which the reimbursement was approved by shareholders, and in August 2015, we paid $8.4 million to Related/Corvex. The potential future reimbursement represents a derivative instrument as codified in ASC 815 Derivatives and Hedging which requires the potential future reimbursement to be recorded at fair value at each reporting date.

The fair value of the derivative liability as of March 31, 2016 and December 31, 2015 was $8.3 million and $7.2 million, respectively. We recognized expense of $1.1 million for the three months ended March 31, 2016, which was recorded in general and administrative expenses in our condensed consolidated statement of operations for such period. The valuation techniques and significant unobservable inputs used for our level 3 fair value measurement at March 31, 2016 were as follows:

Description	Fair Value at March 31, 2016	Primary Valuation Technique	Unobservable Inputs	Rate
Derivative liability	$8,333	Monte Carlo simulation	Risk-free rate	0.27%
			Volatility	20.0%

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial Instruments

In addition to the assets and liabilities described in the above table, our financial instruments include our cash and cash equivalents, real estate mortgages receivable, restricted cash, senior unsecured debt and mortgage notes payable.  At March 31, 2016 and December 31, 2015, the fair value of these additional financial instruments were not materially different from their carrying values, except as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior unsecured debt and mortgage notes payable, net	$1,557,839	$1,615,440	$1,697,116	$1,749,211

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

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, as of March 31, 2016, no single tenant of ours is responsible for more than 4% of our total annualized rents.

Our derivative financial instruments, including interest rate swaps and cap, are entered with major financial institutions and we monitor the amount of credit exposure to any one counterparty.

Note 12.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator for earnings per common share - basic and diluted:
Net income	$46,402	$13,630
Preferred distributions	(6,981)	(6,981)
Numerator for net income per share	$39,421	$6,649

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic	125,840	129,696
Weighted average number of common shares outstanding - diluted(1)	127,522	129,874

Net income per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.31	$0.05
Diluted	$0.31	$0.05

Anti-dilutive securities:
Effect of Series D preferred shares; 6 1/2% cumulative convertible(2)	2,363	2,363

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1)
As of March 31, 2016, we had granted RSUs to certain employees, officers, and the chairman of the Board of Trustees.  The RSUs contain both service and market-based vesting components.  None of the RSUs have vested. If the market-based vesting component was measured as of March 31, 2016, and 2015, 1,754 and 254 common shares would be issued to the RSU holders, respectively. Using a weighted average basis, 1,682 and 178 common shares are reflected in diluted earnings per share for the three months ended March 31, 2016 and 2015, respectively.

(2)
The Series D preferred shares are excluded from the diluted earnings per share calculation because including the Series D preferred shares would also require that the preferred distributions be added back to net income, resulting in anti-dilution during the periods presented.

Note 13.  Segment Information

Our primary business is the ownership and operation of office properties, and we currently have one reportable segment.  Due to significant dispositions during 2015, during the fourth quarter of 2015 we changed the composition of our operating segments from two reportable segments (central business district properties and suburban properties) to one reportable segment.  This change was made based on the financial information reviewed and used by the chief operating decision maker to make operating decisions, assess performance, develop strategy and allocate capital resources. More than 90% of our revenues are from office properties.

Note 14.  Related Person Transactions

The following discussion includes a description of our related person transactions for the three months ended March 31, 2016 and 2015. Certain of these related person transactions, and their approvals, occurred prior to the election of our new Board of Trustees at the Special Meeting and the appointment of our current executive officers following the Special Meeting. The disclosure below under “—Transactions with Prior Related Persons” describes our transactions and approvals with our prior related persons.

Related Person Transactions Following the Special Meeting:

Equity Group Investments and associated entities: Effective February 1, 2016, we entered into a lease with Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman, for storage space in the basement of Two North Riverside Plaza, in Chicago, Illinois. The lease expires December 31, 2020, however each party has the right to terminate on 30 days' prior written notice, and the payment is nominal. This lease was approved by the Audit Committee of the Board of Trustees.

Effective July 20, 2015, we entered into a lease with Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman, to occupy office space on the twentieth and twenty-first floors of Two North Riverside Plaza in Chicago, Illinois. The initial term of the lease is approximately five years, with one 5-year renewal option. The lease payment is approximately $0.5 million for the initial year beginning in 2016, and $0.8 million to $0.9 million annually thereafter. This lease was approved by the Audit Committee of the Board of Trustees on June 16, 2015. We recently completed improvements to the office space utilizing the $0.7 million tenant improvement allowance provided for by the lease.

Effective June 1, 2014, we entered into a one-year license agreement with Equity Group Investments, a private investment firm (Equity Group), to use office space on the sixth floor at Two North Riverside Plaza in Chicago, Illinois. The license fee was $0.2 million for the initial year. The license fee included the non-exclusive use of additional areas on the sixth floor (such as conference rooms and common areas), certain administrative services (such as mail room services and reception desk staffing), office equipment, office furniture, supplies, licensee’s share of building operating expenses and real estate taxes and access to one parking space. Mr. Zell, our Chairman, is the Chairman and Chief Executive Officer of Equity Group, and Mr. Helfand, our President and Chief Executive Officer, is the Co-President of Equity Group. This license agreement was approved by the Audit Committee of the Board of Trustees and was scheduled to expire on May 31, 2015. On May 4, 2015, the Audit Committee of the Board of Trustees approved an agreement to extend the term of the license agreement through November 30, 2015. The license fee payment is approximately $0.1 million for the extended term. On November 2, 2015, the Audit Committee of the Board of Trustees approved an agreement to extend the term of the license agreement through January 31, 2016, for a maximum license fee payment of approximately $0.1 million. The extension of the license agreement was terminated as of December 30, 2015.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effective July 31, 2014, we entered into a sublease with Equity Residential Management, L.L.C. to occupy office space on the tenth floor of Two North Riverside Plaza in Chicago, Illinois. Equity Residential Management, L.L.C. leases the space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman. The initial term of the sublease was approximately seven months commencing on or about October 22, 2014, expiring on May 31, 2015, with one 3-month renewal option. The sublease payment was approximately $0.2 million for the initial term. This sublease was approved by the Audit Committee of the Board of Trustees. On May 4, 2015, the Audit Committee of the Board of Trustees approved an agreement to extend the term of the sublease through November 30, 2015. The sublease payment was approximately $0.2 million for the extended term. On November 2, 2015, the Audit Committee of the Board of Trustees approved an agreement to extend the term of the license agreement through January 31, 2016, for a maximum sublease payment of approximately $0.1 million. The extension of the sublease agreement was terminated as of December 30, 2015.

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

Transactions with Prior Related Persons:

Termination and Cooperation Agreement: On September 30, 2014, we entered into a termination and cooperation agreement (Cooperation Agreement) with RMR and RMR Australia (together, Former Manager). Under the terms of the agreement, the existing business and property management agreements with RMR terminated effective September 30, 2014.

Pursuant to the Cooperation Agreement, through February 28, 2015, Former Manager agreed to use best efforts to assist us in the transition of our management and operations. We paid Former Manager $1.2 million per month for transition services from October 1, 2014 to February 28, 2015, which included continued management and other services for the Australian assets pursuant to the Australian Management Agreement. Beginning March 1, 2015, we agreed to pay Former Manager $0.1 million per month until we no longer required such services or until the Australia Management Agreement was terminated, which was terminated in the third quarter of 2015, effective October 31, 2015. There is no future obligation to pay any fees to Former Manager.

Note 15.  Subsequent Events

In April 2016, we sold two properties (two buildings), with 191,150 square feet for $46.7 million, excluding closing costs, in a series of transactions.  These properties were classified as held for sale as of March 31, 2016 (see Note 3).

On April 12, 2016, we sent notice for the redemption of our Series E Preferred Shares. The Series E Preferred Shares will be redeemed at a price of $25.00 per share, plus any accrued and unpaid dividends, on May 15, 2016. The redemption payment will occur on May 16, 2016 (the first business day following the redemption date).

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

At March 31, 2016, our portfolio, excluding properties held for sale, included 60 properties (114 buildings) with a combined 23.0 million square feet for a total investment of $3.8 billion at cost and a depreciated book value of $2.9 billion.

As of March 31, 2016, our overall portfolio was 91.4% leased. During the three months ended March 31, 2016, we entered into leases for 1.9 million square feet, including lease renewals for 1.6 million square feet and new leases for 0.3 million square feet.  Renewal leases entered into during the three months ended March 31, 2016 had weighted average cash and GAAP rental rates that were approximately 0.3% higher and 13.2% higher, respectively, as compared to prior rental rates for the same space, and new leases entered into during the three months ended March 31, 2016 had weighted average cash and GAAP rental rates that were approximately 8.9% lower and 1.9% higher, respectively, than prior rental rates for the same space.  The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatements, the magnitude and timing of contractual rent increases over the lease term, and the years of term for the newly executed leases compared to the prior leases.

In the first quarter of 2016, our management team has continued to focus on executing our plan to reshape our portfolio in order to create long-term value for shareholders. We are continuing to dispose of properties that do not meet our long-term goals. Specifically, we continue to implement the strategy adopted by our Board of Trustees to consider disposing of assets that have one or more of the following attributes:

•	assets that do not offer an opportunity to create a competitive advantage;

•	assets that are less than 150,000 square feet;

•	assets that are not office buildings;

•	assets that are not located in the U.S.; or

•	assets that produce a low cash yield or require significant capital expenditures.

We are in the process of executing this strategy and may sell approximately $3.0 billion of assets, excluding the portfolio of properties sold in June 2014 and the sale of our unconsolidated equity investment in SIR in July 2014, depending on market conditions. During the year ended December 31, 2015, we disposed of 91 properties (135 buildings) and one land parcel with a combined 18.9 million square feet for an aggregate gross sales price of $2.0 billion, excluding closing costs.

During the three months ended March 31, 2016, we sold three properties (11 buildings) with a combined 856,831 square feet for an aggregate gross sales price of $122.6 million, excluding closing costs. In April 2016, we sold two properties (2 buildings), with 191,150 square feet for $46.7 million, excluding closing costs, in a series of transactions. These properties were classified as held for sale as of March 31, 2016 (see Note 3). For more information regarding these transactions, see Note 3 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

We have generated significant proceeds from our dispositions to date and have a cash balance of $1.7 billion as of March 31, 2016. We expect to reinvest the capital received from dispositions to purchase new properties, repay debt, redeem preferred shares, buy back common shares or make other investments or distributions that further our long-term strategic goals. However, we may not be able to make suitable acquisitions or other investments with the proceeds from the dispositions. In addition, as our real estate investments decrease significantly, our income from operations has also declined.

The Board of Trustees intends to make a decision about declaring a dividend on our common shares of beneficial ownership at the end of each fiscal year after evaluation of the Company's taxable income, including gains or losses from asset sales. The Board of Trustees has regularly reviewed our dividend policy and will continue to do so, at least annually.

During the first quarter of 2015, we incurred $2.2 million of expenses for services provided by RMR (Former Manager) pursuant to a termination and cooperation agreement. These expenses are included in general and administrative expenses in our consolidated financial statements and are net of certain amounts due from Former Manager. There is no future obligation to pay any fees to Former Manager under this agreement.

We have engaged CBRE to provide property management services for our properties. We pay CBRE a property-by-property management fee and may engage CBRE from time-to-time to perform project management services, such as coordinating and overseeing the completion of tenant improvements and other capital projects at the properties. We reimburse CBRE for certain expenses incurred in the performance of its duties, including certain personnel and equipment costs.

For the three months ended March 31, 2016 and 2015, we incurred expenses of $7.5 million and $12.8 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a portion of the properties' revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of March 31, 2016 and December 31, 2015, we had amounts payable pursuant to these services of $4.2 million and $3.5 million, respectively.

Property Operations

Occupancy data for 2016 and 2015 are as follows (square feet in thousands):

	All Properties(1)		Comparable Properties(2)
	As of March 31,		As of March 31,
	2016	2015	2016	2015
Total properties	60	154	60	60
Total square feet	23,037	42,752	23,037	22,904
Percent leased(3)	91.4%	85.9%	91.4%	90.7%

(1)	Excludes properties sold or classified as held for sale in the period.

(2)	Based on properties owned continuously from January 1, 2015 through March 31, 2016, and excludes properties sold or classified as held for sale during the period.

(3)	Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

The weighted average lease term based on square feet for leases entered into during the three months ended March 31, 2016 was 7.8 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for leases entered into during the three months ended March 31, 2016 totaled $46.8 million, or $25.44 per square foot on average (approximately $3.27 per square foot per year of the lease term).

As of March 31, 2016, approximately 4.3% of our leased square feet and 4.0% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2016.  Renewed and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring for the remainder of 2016 are slightly below market. Lease expirations by year, as of March 31, 2016, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring	Leased Square Feet Expiring(1)	% of Leased Square Feet Expiring(1)	Cumulative % of Leased Square Feet Expiring(1)	Annualized Rental Revenue Expiring(2)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2016	115	897	4.3%	4.3%	$19,439	4.0%	4.0%
2017	141	1,971	9.4%	13.7%	46,786	9.6%	13.6%
2018	139	1,934	9.2%	22.9%	44,767	9.2%	22.8%
2019	114	1,675	8.0%	30.9%	36,914	7.6%	30.4%
2020	116	4,063	19.2%	50.1%	79,031	16.2%	46.6%
2021	89	1,975	9.3%	59.4%	48,745	10.0%	56.6%
2022	38	777	3.7%	63.1%	25,419	5.2%	61.8%
2023	49	1,672	7.9%	71.0%	46,921	9.7%	71.5%
2024	19	608	2.9%	73.9%	10,876	2.2%	73.7%
2025	26	1,177	5.6%	79.5%	31,829	6.5%	80.2%
Thereafter	50	4,306	20.5%	100.0%	96,516	19.8%	100.0%
	896	21,055	100.0%		$487,243	100.0%

Weighted average remaining lease term (in years):		6.0			6.1

(1)
Square footage is pursuant to existing leases as of March 31, 2016, excluding leases related to properties classified as held for sale, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of March 31, 2016, plus estimated recurring expense reimbursements; includes triple net lease rents and excludes lease value amortization, straight line rent adjustments, free rent periods, and parking revenue.

A principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance, except from our government tenants, who usually pay rents monthly in arrears.  As of March 31, 2016, tenants representing 1% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant(1)		Square Feet(2)	% of Total Square Feet(2)	% of Annualized Rental Revenue(3)	Weighted Average Remaining Lease Term
1.	Expedia, Inc.	427	2.0%	3.8%	3.8
2.	Office Depot, Inc.	640	3.0%	3.4%	7.6
3.	John Wiley & Sons, Inc.	415	2.0%	3.4%	15.9
4.	PNC Financial Services Group	587	2.8%	3.1%	4.9
5.	Groupon, Inc.(4)	376	1.8%	2.4%	9.8
6.	Flextronics International Ltd.	1,051	5.0%	2.2%	3.8
7.	J.P. Morgan Chase & Co.	380	1.8%	2.1%	8.7
8.	Jones Day	343	1.6%	1.8%	10.2
9.	Towers Watson & Co	335	1.6%	1.7%	4.2
10.	Ballard Spahr LLP	217	1.0%	1.6%	13.9
11.	Carmike Cinemas, Inc.	552	2.6%	1.6%	14.4
12.	RE/MAX Holdings, Inc.	248	1.2%	1.5%	12.1
13.	Exelon Corporation	296	1.4%	1.4%	2.2
14.	FMC Corporation	207	1.0%	1.3%	0.2
15.	Georgetown University	240	1.1%	1.3%	3.5
16.	University of Pennsylvania Health System	267	1.3%	1.2%	9.6
17.	Wm. Wrigley Jr. Company	150	0.7%	1.1%	5.8
18.	West Corporation	336	1.6%	1.1%	12.9
19.	Truven Health Analytics	179	0.9%	1.0%	0.9
20.	M&T Bank Corporation	218	1.0%	1.0%	2.5
	Total	7,464	35.4%	38.0%	7.5

(1)	Tenants located in properties classified as held for sale are excluded.

(2)
Square footage is pursuant to existing leases as of March 31, 2016, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease.

(3)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of March 31, 2016, plus estimated recurring expense reimbursements; includes triple net lease rents and excludes lease value amortization, straight line rent adjustments, free rent periods, and parking revenue.

(4)	Groupon, Inc. statistics include 207,536 square feet that are sublet from Bankers Life and Casualty Company.

Financing Activities

On February 16, 2016, we redeemed at par $139.1 million of our 6.25% senior unsecured notes due 2016 and recognized a loss on early extinguishment of debt of $0.1 million from the write-off of an unamortized discount and unamortized deferred financing fees for the three months ended March 31, 2016.

On March 4, 2016, we purchased an interest rate cap with a LIBOR strike price of 2.50%. The interest rate cap, effective April 1, 2016, has a notional amount of $400.0 million and a maturity date of March 1, 2019.

For more information regarding our financing sources and activities, please see the section captioned “Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” below.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016, Compared to Three Months Ended March 31, 2015

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Three Months Ended March 31,
	2016	2015	$ Change	% Change	2016	2015	2016	2015	$ Change	% Change
	(in thousands)
Rental income	107,059	102,935	4,124	4.0%	2,829	65,037	109,888	167,972	(58,084)	(34.6)%
Tenant reimbursements and other income	25,549	25,852	(303)	(1.2)%	1,698	19,231	27,247	45,083	(17,836)	(39.6)%
Operating expenses	(55,523)	(53,573)	(1,950)	3.6%	(1,735)	(44,298)	(57,258)	(97,871)	40,613	(41.5)%
Net operating income(3)	77,085	75,214	1,871	2.5%	2,792	39,970	79,877	115,184	(35,307)	(30.7)%
Other expenses:
Depreciation and amortization							36,251	62,699	(26,448)	(42.2)%
General and administrative							13,312	16,558	(3,246)	(19.6)%
Loss on asset impairment							—	1,904	(1,904)	(100.0)%
Total other expenses							49,563	81,161	(31,598)	(38.9)%
Operating income							30,314	34,023	(3,709)	(10.9)%
Interest and other income							1,967	3,448	(1,481)	(43.0)%
Interest expense							(22,347)	(29,842)	7,495	(25.1)%
Loss on early extinguishment of debt							(118)	(428)	310	(72.4)%
Foreign currency exchange loss							(5)	—	(5)	(100.0)%
Gain on sale of properties							36,666	5,868	30,798	524.8%
Income before income taxes							46,477	13,069	33,408	255.6%
Income tax (expense) benefit							(75)	561	(636)	(113.4)%
Net income							46,402	13,630	32,772	240.4%
Preferred distributions							(6,981)	(6,981)	—	—%
Net income attributable to Equity Commonwealth common shareholders							$39,421	$6,649	$32,772	492.9%

(1)	Comparable properties consist of 60 properties (114 buildings) we owned continuously from January 1, 2015 to March 31, 2016.

(2)	Other properties consist of properties sold and classified as held for sale.

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

We refer to the 60 properties (114 buildings) we owned continuously from January 1, 2015 to March 31, 2016, as comparable properties.  We refer to the sold properties and properties classified as held for sale as other properties.  Our condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 include the operating results of 60 properties for the entire periods, as we owned these properties as of January 1, 2015.

Rental income. Rental income decreased $58.1 million in the 2016 period, compared to the 2015 period, primarily due to the properties sold in 2015 and 2016, partially offset by an increase of 4.0% at the comparable properties. The increase in rental income at the comparable properties is primarily due to an increase in straight line rent adjustments in 2016 due to lease expansions at a property in Chicago and leasing activity in 2015 at a particular building where one tenant vacated its space and two tenants shortened their remaining lease terms. In connection with these leasing transactions, the corresponding deferred rent receivable balances were written off or amortized over the shorter term. These increases were partially offset by a decrease in lease termination fees.

Rental income includes increases for non-cash straight line rent adjustments totaling $3.8 million in the 2016 period and $(0.2) million in the 2015 period, and net reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $1.1 million in the 2016 period and $1.5 million in the 2015 period. Rental income also includes the recognition of lease termination fees totaling $0.3 million in the 2016 period and $1.9 million in the 2015 period.

Tenant reimbursements and other income. Tenant reimbursements and other income decreased $17.8 million in the 2016 period, compared to the 2015 period primarily due to the properties sold in 2016 and 2015. Tenant reimbursements and other income decreased $0.3 million at our comparable properties primarily due to a decrease in utility reimbursements as a result of the milder winter in 2016, partially offset by increases in reimbursements related to higher real estate tax expense and higher operating expenses.

Operating expenses. The $40.6 million decrease in operating expenses during the 2016 period as compared to the 2015 period is due to the properties sold in 2016 and 2015, partially offset by a $2.0 million increase in operating expenses at the comparable properties. The 3.6% increase in operating expenses at the comparable properties primarily relates to increases in real estate tax expense, parking garage expense, and maintenance and repairs, partially offset by a decrease in utility expense as a result of the milder winter in 2016 and a decrease in bad debt expense.

Depreciation and amortization. The decrease in depreciation and amortization expense during the 2016 period as compared to the 2015 period primarily relates to properties sold in 2015 and 2016.

General and administrative. The decrease in general and administrative expenses primarily relates to a decrease of $2.2 million of expenses related to the termination and cooperation agreement with RMR, a $1.5 million decrease related to the shareholder approved reimbursement of expenses incurred by Related/Corvex in connection with their consent solicitation to remove our former Trustees, and a $0.7 million decrease in litigation costs, partially offset by a $0.5 million increase in technology expenses and an increase of $0.4 million for share-based compensation.

Loss on asset impairment. During the three months ended March 31, 2015, we recorded an impairment charge of $1.9 million related to 12655 Olive Boulevard and 1285 Fern Ridge Parkway, based upon updated market information in accordance with our impairment analysis procedures.

Interest and other income. Interest and other income in the 2016 period primarily reflects an increase in interest income due to higher cash balances in the current year. Interest and other income in the 2015 period primarily relates to a $3.1 million gain on the sale of securities in the first quarter of 2015.

Interest expense. The decrease in interest expense primarily reflects the prepayment of $138.8 million of our 5.75% senior unsecured notes due 2015 in May 2015, the foreclosure of the $40.1 million mortgage debt balance secured by 225 Water Street in May 2015, the defeasance of the outstanding $141.4 million balance of the mortgage debt secured by 111 East Wacker Drive, one of the buildings included in Illinois Center, in August 2015, the repayment of the $116.0 mortgage debt at 111 Monument Circle in December 2015 and the prepayment of $139.1 million of our 6.25% senior unsecured notes due 2016 in February 2016.

Loss on early extinguishment of debt. The loss on early extinguishment of debt in the 2016 period reflects the write-off of an unamortized discount and unamortized deferred financing fees related to our redemption of $139.1 million of our 6.25% senior unsecured notes due 2016. The loss on early extinguishment of debt in the 2015 period reflects the write-off of unamortized deferred financing fees related to the credit agreement entered into in January 2015.

Gain on sale of properties. Gain on sale of properties in the 2016 period relates to a $16.5 million gain on the sale of Executive Park, a $5.5 million gain on the sale of 3330 N Washington Boulevard and a $14.7 million gain on the sale of 111 East Kilbourn Avenue. Gain on sale of properties in the 2015 period relates to gains from the sale of 11350 North Meridian Street and 333 Laurel Oak Drive, in January and March 2015, respectively.

Income tax (expense) benefit. The change in income taxes primarily relates to a decrease in foreign taxes related to the Australian assets, which were sold in June 2015.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As of March 31, 2016, we had $1.7 billion of cash and cash equivalents.  We expect to use our cash balances, cash flow from our operations and proceeds of future property sales to fund our operations, repay debt, redeem preferred shares, make distributions, purchase our common shares, acquire assets, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

Our future cash flows from operating activities will depend primarily upon our:

•ability to maintain or improve the occupancy of, and the rental rates at, our properties;

•ability to control operating and financing cost increases at our properties; and

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

Cash flows provided by (used in) operating, investing and financing activities were $23.0 million, $88.9 million and $(172.5) million, respectively, for the three months ended March 31, 2016, and $40.3 million, $33.2 million and $(15.7) million, respectively, for the three months ended March 31, 2015.  Changes in these three categories of our cash flows between 2016 and 2015 are primarily related to real estate improvements, our dispositions of properties, our purchase of our common shares and our repayments of debt.

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

Borrowings under our revolving credit facility currently bear interest at LIBOR plus a spread, which was 125 basis points as of March 31, 2016.  We also pay a facility fee of 25 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Both the interest rate spread and the facility fee are subject to adjustment based upon changes to our credit ratings.  We are allowed to borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  As of March 31, 2016, the interest rate payable on borrowings under our revolving credit facility was 1.69%.  As of March 31, 2016, we had no balance outstanding under our revolving credit facility.

Our term loans currently bear interest at a rate of LIBOR plus a spread, which was 140 and 180 basis points for the 5-year and 7-year term loan, respectively, as of March 31, 2016.  The interest rate spread is subject to adjustment based upon changes to our credit ratings.  As of March 31, 2016, the interest rate for the amounts outstanding under our term loan was 1.84% and 2.24% for the 5-year and 7-year term loan, respectively. As of March 31, 2016, our 5-year and 7-year term loans each had balances of $200.0 million.

On February 16, 2016, we redeemed at par $139.1 million of our 6.25% senior unsecured notes due 2016.

During the three months ended March 31, 2016, we paid an aggregate of $7.0 million of distributions on our series D and series E preferred shares.  On April 15, 2016, we announced that our Board of Trustees declared dividends of $0.40625 per series D preferred share and $0.453125 per series E preferred share, both of which are expected to be paid on May 16, 2016 to shareholders of record on April 25, 2016.

On March 17, 2016, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the next twelve month period following the date of authorization. This is in addition to the $200.0 million previously authorized by our Board of Trustees. We have $236.6 million remaining available under our share repurchase program as of March 31, 2016. During the three months ended March 31, 2016, we purchased and retired 983,789 of our common shares at a weighted average price of $25.94 per share for a total investment of $25.5 million.

Our outstanding debt maturities and weighted average interest rates as of March 31, 2016, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
Year	Unsecured Floating Rate Debt	Unsecured Fixed Rate Debt	Secured Fixed Rate Debt		Total(1)	Weighted Average Interest Rate(2)
2016	$—	$—	$2,528		$2,528	5.8%
2017	—	250,000	44,865		294,865	6.2%
2018	—	250,000	3,847		253,847	6.6%
2019	—	—	164,613	(3)	164,613	5.7%
2020	200,000	250,000	1,674		451,674	4.1%
2021	—	—	25,982		25,982	5.7%
2022	200,000	—	799		200,799	2.3%
2023	—	—	702		702	5.7%
2024	—	—	743		743	5.7%
2025	—	—	787		787	5.7%
Thereafter	—	175,000	204		175,204	5.7%
	$400,000	$925,000	$246,744		$1,571,744	5.0%

(1)	Total debt outstanding as of March 31, 2016, including net unamortized premiums and discounts and net unamortized deferred financing costs, equals $1,557,839.

(2)	Weighted based on current contractual interest rates.

(3)
We have a mortgage loan with an aggregate outstanding principal balance as of March 31, 2016 of $169,119 secured by 1735 Market Street that matures in 2019. Interest on this loan is payable at a rate equal to a spread over LIBOR, but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% per year until December 1, 2016.

For a description of our financing activities since January 1, 2016, see “Financing Activities” above.  Also, for further information about our indebtedness, see Note 5 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
When significant amounts are outstanding under our revolving credit facility, or as the maturity dates of our revolving credit facility and term debts approach, we explore alternatives to repay amounts due. Such alternatives may include incurring additional debt and issuing new equity securities, extending the maturity of our revolving credit facility and entering into a new revolving credit facility. We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.
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
During the three months ended March 31, 2016, we sold three properties (11 buildings) with a combined 856,831 square feet for an aggregate sales price of $122.6 million, excluding closing costs. In April 2016, we sold two properties (two buildings), with 191,150 square feet for $46.7 million, excluding closing costs, in a series of transactions.  These properties were classified as held for sale as of March 31, 2016. For more information regarding these transactions, see Note 3 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

During the three months ended March 31, 2016 and 2015, amounts capitalized at our properties, including properties sold, for tenant improvements, leasing costs and building improvements were as follows (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Tenant improvements(1)	$25,391	$8,167
Leasing costs(2)	9,765	10,868
Building improvements(3)	6,541	2,750

(1)	Tenant improvements include capital expenditures to improve tenants’ space.

(2)	Leasing costs include leasing related costs such as brokerage commissions and legal expenses.

(3)
Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.

During the three months ended March 31, 2016, commitments made for expenditures in connection with leasing space at our properties were as follows (dollar and square foot measures in thousands, except per square foot measures):

	New Leases	Renewals	Total
Rentable square feet leased during the period	284	1,569	1,853
Tenant improvements and leasing commissions	$19,618	$27,132	$46,750
Tenant improvements and leasing commissions per rentable square foot	$69.13	$17.33	$25.44
Weighted average lease term by square foot (years)	9.7	7.4	7.8
Total tenant improvements and leasing commissions per rentable square foot per year	$7.15	$2.33	$3.27

Debt Covenants

Our unsecured debt obligations at March 31, 2016 were our term loans and our publicly issued senior unsecured notes. Our public debt indenture and related supplements, our revolving credit facility and our term loan agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios.  At March 31, 2016, we believe we were in compliance with all covenants under our indenture and related supplements, and we believe we were in compliance with all respective covenants under our revolving credit facility and our term loan agreement.  In addition to our unsecured debt obligations, we had $245.7 million (including net unamortized premiums and discounts and net unamortized deferred financing costs) of mortgage notes outstanding at March 31, 2016.

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

Off Balance Sheet Arrangements

As of March 31, 2016, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We had no swaps or hedges as of March 31, 2016, other than the cash flow hedges associated with our $169.2 million of mortgage debt and $400.0 million of our floating rate debt described in Note 9 to the notes to our condensed consolidated financial statements, under “Our Investment and Financing Liquidity and

Resources” above in Part I, Item 2 and under “Quantitative and Qualitative Disclosures About Market Risk” included in Part I, Item 3 of this Quarterly Report.

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

The following table provides a reconciliation of net income to FFO attributable to Equity Commonwealth common shareholders and a calculation to Normalized FFO attributable to Equity Commonwealth common shareholders (in thousands):

	Three Months Ended March 31,
	2016	2015
Reconciliation to FFO:
Net income	$46,402	$13,630
Real estate depreciation and amortization	36,044	62,699
Loss on asset impairment	—	1,904
Gain on sale of properties	(36,666)	(5,868)
FFO attributable to Equity Commonwealth	45,780	72,365
Preferred distributions	(6,981)	(6,981)
FFO attributable to Equity Commonwealth common shareholders	$38,799	$65,384

Reconciliation to Normalized FFO:
FFO available for Equity Commonwealth common shareholders	$38,799	$65,384
Recurring adjustments:
Lease value amortization	1,121	1,474
Straight line rent adjustments	(3,831)	181
Loss on early extinguishment of debt	118	428
Minimum cash rent from direct financing lease	—	2,032
Interest earned from direct financing lease	—	(141)
Other items which affect comparability:
Shareholder litigation costs and transition-related expenses	1,102	3,472
Transition services fee	—	2,235
Gain on sale of securities	—	(3,080)
Foreign currency exchange loss	5	—
Normalized FFO attributable to Equity Commonwealth common shareholders	$37,314	$71,985

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

A reconciliation of NOI to net income for the three months ended March 31, 2016 and 2015, is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Rental income	$109,888	$167,972
Tenant reimbursements and other income	27,247	45,083
Operating expenses	(57,258)	(97,871)
NOI	$79,877	$115,184

NOI	$79,877	$115,184
Depreciation and amortization	(36,251)	(62,699)
General and administrative	(13,312)	(16,558)
Loss on asset impairment	—	(1,904)
Operating income	30,314	34,023

Interest and other income	1,967	3,448
Interest expense	(22,347)	(29,842)
Loss on early extinguishment of debt	(118)	(428)
Foreign currency exchange loss	(5)	—
Gain on sale of properties	36,666	5,868
Income from continuing operations before income taxes	46,477	13,069
Income tax (expense) benefit	(75)	561
Net income	$46,402	$13,630

Related Person Transactions

For information about our related person transactions, see Note 14 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Quarterly Report, including "Forward Looking Statements."

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

At March 31, 2016, our outstanding fixed rate debt consisted of the following senior unsecured notes and secured mortgage notes (dollars in thousands):

Senior Unsecured Notes:

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense(1)	Maturity	Interest Payment Due
6.250% senior unsecured notes due 2017	$250,000	6.25%	$15,625	6/15/2017	Semi-Annually
6.650% senior unsecured notes due 2018	250,000	6.65%	16,625	1/15/2018	Semi-Annually
5.875% senior unsecured notes due 2020	250,000	5.88%	14,688	9/15/2020	Semi-Annually
5.750% senior unsecured notes due 2042	175,000	5.75%	10,063	8/1/2042	Quarterly
	$925,000		$57,001

(1)
The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contracts.  In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions and issuance costs at the time we issued these debts.  For more information, see Note 5 to the notes to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report.

No principal repayments are due under our senior unsecured notes until maturity.

Secured Mortgage Notes:

Debt	Principal Balance(1)	Annual Interest Rate(1)		Annual Interest Expense(1)	Maturity	Interest Payment Due
Parkshore Plaza	$41,275	5.67%		$2,373	5/1/2017	Monthly
1735 Market Place	169,119	5.66%	(2)	9,650	12/2/2019	Monthly
206 East 9th Street	27,397	5.69%		1,601	1/5/2021	Monthly
33 Stiles Lane	2,694	6.75%		201	3/1/2022	Monthly
97 Newberry Road	6,259	5.71%		378	3/1/2026	Monthly
	$246,744			$14,203

(1)
The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contracts.  In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions and issuance costs at the time we assumed or issued these debts.  For more information, see Note 5 to the notes to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report.

(2)
Interest on this loan is payable at a rate equal to a spread over LIBOR, but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% until December 1, 2016.  The floating interest rate at March 31, 2016 was 3.06%.

Some of our secured notes require principal and interest payments through maturity pursuant to amortization schedules, and some of our secured notes require interest only payments through maturity.

Swap Agreements

We have interest rate swap agreements to manage our interest rate risk exposure on $169.2 million of mortgage notes due 2019, which require us to pay interest at a rate equal to a spread over LIBOR.  These interest rate swap agreements effectively modify our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements.  Approximately 10.9% ($169.2 million) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at March 31, 2016.  As of March 31, 2016, the fair value of our derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive loss in our condensed consolidated balance sheet totaled $2.9 million.

Cap Agreement

We entered into an interest rate cap agreement on March 4, 2016, effective April 1, 2016, to manage our interest rate risk exposure on $400.0 million of floating rate debt, which requires us to pay interest at a rate equal to a spread over LIBOR. From and after the effective date, this interest rate cap agreement reduces our exposure to variability in expected future cash outflows attributable to changes in LIBOR, relating to a portion of our outstanding floating rate debt, by protecting us from increases in the hedged cash flows on our floating rate debt attributable to changes in LIBOR above the strike rate of the interest rate cap. As of March 31, 2016, the fair value of our derivative instruments included in other assets and cumulative other comprehensive loss in our condensed consolidated balance sheet totaled $0.4 million.

Fixed Rate Debt

Because our fixed rate unsecured and secured notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations.  If all of these notes were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $11.7 million.

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

Floating Rate Debt

At March 31, 2016, our outstanding floating rate debt consisted of our term loans.  Our $200.0 million 5-year term loan matures in January 2020 and our $200.0 million 7-year term loan matures in January 2022.  Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus spreads that are subject to adjustment based upon changes to our credit ratings, but as of March 31, 2016, we had no balance outstanding and $750.0 million available under our revolving credit facility.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  Effective April 1, 2016, we entered into an interest rate cap agreement with respect to $400.0 million of floating rate debt, as described above under “Cap Agreement.” In addition, upon renewal or refinancing of our revolving credit facility or term loan, we are vulnerable to increases in interest rates due to market conditions or our perceived credit risk.  Generally, a change in market interest rates would not affect the value of these floating rate debts, but would affect our operating results.  The following table presents the impact a 100 basis point increase in interest rates would have on our floating rate interest expense as of March 31, 2016 (dollars in thousands):

	Impact of Changes in Interest Rates
			Total Interest
	Interest Rate Per Year(1)	Outstanding Debt	Expense Per Year
Term loans at March 31, 2016	1.84%/2.24%	$400,000	$8,149
100 basis point increase	2.84%/3.24%	$400,000	$12,149

(1)	Based on the interest rates and outstanding borrowings of our floating rate debt as of March 31, 2016.

Foreign Currency Risk

Prior to the sale of our Australian portfolio, there was a risk that our financial results were affected by changes in currency exchange rates.  As a result of the sale of our Australian portfolio, our primary exposure to foreign currency exchange rates subsequent to the June 2015 disposition related to the translation of the cash and cash equivalent balance at our Australian subsidiary from Australian dollars into U.S. dollars.  As of March 31, 2016, we no longer have any foreign currency risk.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors relating to the Company disclosed in our Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to the common share repurchases made by the Company during the quarter ended March 31, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 2016	361,162	$25.97	361,162	$102,772,995
February 2016	622,627	$25.93	622,627	$86,630,373
March 2016	—	$—	—	$236,630,373
Total	983,789	$25.94	983,789	$236,630,373

(1) The Company’s common share repurchase program, approved by our Board of Trustees on August 24, 2015, authorizes the repurchase of up to $100.0 million of the Company’s outstanding common shares over the twelve month period following the date of authorization. On September 14, 2015, our Board of Trustees authorized the repurchase of up to an additional $100.0 million of our outstanding common shares over the twelve month period following the date of authorization. On March 17, 2016, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the next twelve month period following the date of authorization.

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

3.2	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 11, 2006.)

Exhibit Number	Description
3.3	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K filed May 31, 2011.)

3.4	Second Amended and Restated Bylaws of the Company, adopted July 31, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K filed August 1, 2014.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

4.2	Form of 61/2% Series D Cumulative Convertible Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

4.3	Form of 71/4% Series E Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

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

10.1	Amendment No. 1 to the Equity Commonwealth 2015 Omnibus Incentive Plan. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed February 18, 2016, File Number 001-09317.)

10.2
Form of Restricted Stock Agreement for Employees under Equity Commonwealth 2015 Equity Incentive Plan. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed February 18, 2016, File Number 001-09317.)

10.3
Form of Restricted Stock Unit Agreement for Employees under Equity Commonwealth 2015 Equity Incentive Plan. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed February 18, 2016, File Number 001-09317.)

10.4
Form of Restricted Stock Agreement for Chairman of the Board under Equity Commonwealth 2015 Equity Incentive Plan. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed February 18, 2016, File Number 001-09317.)

10.5
Form of Restricted Stock Unit Agreement for Chairman of the Board under Equity Commonwealth 2015 Equity Incentive Plan. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed February 18, 2016, File Number 001-09317.)

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
President and Chief Executive Officer
Dated: May 5, 2016

By:	/s/ Adam S. Markman
Adam S. Markman
Executive Vice President, Chief Financial Officer and Treasurer
Dated: May 5, 2016