Form 10-Q
period 2016-06-30
Equity Commonwealth
filed 2016-07-29
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of July 25, 2016:  125,533,376.

EQUITY COMMONWEALTH

FORM 10-Q

June 30, 2016

EXPLANATORY NOTE

References in this Quarterly Report on Form 10-Q to the Company, EQC, we, us or our, refer to Equity Commonwealth and its consolidated subsidiaries as of June 30, 2016, unless the context indicates otherwise.

i

PART I.      Financial Information

Item 1.         Financial Statements.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	June 30, 2016	December 31, 2015
		(audited)
ASSETS
Real estate properties:
Land	$328,351	$389,410
Buildings and improvements	3,074,591	3,497,942
	3,402,942	3,887,352
Accumulated depreciation	(828,786)	(898,939)
	2,574,156	2,988,413
Properties held for sale	150,766	—
Acquired real estate leases, net	70,724	88,760
Cash and cash equivalents	1,772,337	1,802,729
Restricted cash	33,777	32,245
Rents receivable, net of allowance for doubtful accounts of $4,431 and $7,715, respectively	169,800	174,676
Other assets, net	140,215	144,341
Total assets	$4,911,775	$5,231,164

LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior unsecured debt, net	$1,312,707	$1,450,606
Mortgage notes payable, net	244,850	246,510
Liabilities related to properties held for sale	1,687	—
Accounts payable and accrued expenses	117,363	123,587
Assumed real estate lease obligations, net	2,761	4,296
Rent collected in advance	24,615	27,340
Security deposits	9,154	10,338
Total liabilities	1,713,137	1,862,677

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6 1/2% cumulative convertible; 4,915,196 shares issued and outstanding, aggregate liquidation preference of $122,880	119,263	119,263
Series E preferred shares; 7 1/4% cumulative redeemable on or after May 15, 2016; 0 and 11,000,000 shares issued and outstanding, respectively, aggregate liquidation preference $0 and $275,000, respectively	—	265,391
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 125,533,376 and 126,349,914 shares issued and outstanding, respectively	1,255	1,263
Additional paid in capital	4,398,033	4,414,611
Cumulative net income	2,467,955	2,333,709
Cumulative other comprehensive loss	(2,234)	(3,687)
Cumulative common distributions	(3,111,868)	(3,111,868)
Cumulative preferred distributions	(673,766)	(650,195)
Total shareholders’ equity	3,198,638	3,368,487
Total liabilities and shareholders’ equity	$4,911,775	$5,231,164
See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$121,735	$163,697	$231,623	$331,669
Tenant reimbursements and other income	23,632	39,997	50,879	85,080
Total revenues	145,367	203,694	282,502	416,749
Expenses:
Operating expenses	51,393	89,686	108,651	187,557
Depreciation and amortization	37,331	53,637	73,582	116,336
General and administrative	12,177	10,911	25,489	27,469
Loss on asset impairment	43,736	15,258	43,736	17,162
Total expenses	144,637	169,492	251,458	348,524
Operating income	730	34,202	31,044	68,225
Interest and other income	2,204	728	4,171	4,176
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $949, $(177), $1,932 and $(148), respectively)	(21,300)	(27,973)	(43,647)	(57,815)
Gain (loss) on early extinguishment of debt	—	10,426	(118)	9,998
Foreign currency exchange gain (loss)	—	856	(5)	856
Gain (loss) on sale of properties	106,375	(2,708)	143,041	3,160
Income before income taxes	88,009	15,531	134,486	28,600
Income tax expense	(165)	(2,915)	(240)	(2,354)
Net income	87,844	12,616	134,246	26,246
Preferred distributions	(6,981)	(6,981)	(13,962)	(13,962)
Excess fair value of consideration paid over carrying value of preferred shares	(9,609)	—	(9,609)	—
Net income attributable to Equity Commonwealth common shareholders	$71,254	$5,635	$110,675	$12,284

Weighted average common shares outstanding — basic	125,508	129,733	125,674	129,714
Weighted average common shares outstanding — diluted	126,937	130,537	127,229	130,205
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.57	$0.04	$0.88	$0.09
Diluted	$0.56	$0.04	$0.87	$0.09

See accompanying notes.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$87,844	$12,616	$134,246	$26,246

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivative instruments and other assets	780	958	1,453	(1,664)
Foreign currency translation adjustments	—	65,307	—	48,917
Total comprehensive income	$88,624	$78,881	$135,699	$73,499

See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$134,246	$26,246
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	55,799	86,374
Net amortization of debt discounts, premiums and deferred financing fees	1,932	(148)
Straight line rental income	(9,430)	(1,611)
Amortization of acquired real estate leases	14,834	20,413
Other amortization	7,937	12,782
Share-based compensation	8,977	8,110
Loss on asset impairment	43,736	17,162
Loss (gain) on early extinguishment of debt	118	(9,998)
Foreign currency exchange loss (gain)	5	(856)
Net gain on sale of properties	(143,041)	(3,160)
Change in assets and liabilities:
Restricted cash	(4,115)	(2,917)
Rents receivable and other assets	(13,727)	(20,429)
Accounts payable and accrued expenses	(1,970)	(847)
Rent collected in advance	(1,651)	(8,539)
Security deposits	224	597
Cash provided by operating activities	93,874	123,179

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(60,289)	(28,623)
Principal payments received from direct financing lease	—	3,789
Proceeds from sale of properties, net	388,774	962,003
Proceeds from sale of securities	—	27,068
Decrease (increase) in restricted cash	2,583	(2,313)
Cash provided by investing activities	331,068	961,924

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common shares	(25,563)	—
Redemption of preferred shares	(275,000)	—
Payments on borrowings	(140,749)	(141,908)
Deferred financing fees	(52)	(7,143)
Distributions to preferred shareholders	(13,962)	(13,962)
Cash used in financing activities	(455,326)	(163,013)

Effect of exchange rate changes on cash	(8)	296

(Decrease) increase in cash and cash equivalents	(30,392)	922,386
Cash and cash equivalents at beginning of period	1,802,729	364,516
Cash and cash equivalents at end of period	$1,772,337	$1,286,902
See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$45,021	$62,094
Taxes paid	103	3,088

NON-CASH INVESTING ACTIVITIES:
Increase in capital expenditures recorded as liabilities	$728	$523

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

Note 2.  Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires more timely recognition of credit losses associated with financial assets. This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. We are currently in the process of evaluating the impact, if any, the adoption of this ASU will have on our condensed consolidated financial statements.

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

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

following reclassifications to the prior years' consolidated balance sheet to conform to the current year's presentation (in thousands):

Balance Sheet as of December 31, 2015	Originally Reported	Effect of Change	As Adjusted
Other assets, net	157,549	(13,208)	144,341
Senior unsecured debt, net	1,460,592	(9,986)	1,450,606
Mortgage notes payable, net	249,732	(3,222)	246,510

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08.  ASU 2014-08 changes the criteria for reporting a discontinued operation.  Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation.  We adopted ASU 2014-08 on January 1, 2015, and determined that our 2016 dispositions, 2015 dispositions and properties held for sale as of June 30, 2016 do not individually represent a strategic shift, as defined by the standard, that has or will have a major effect on our operations and financial results. As a result, the 2016 and 2015 dispositions and properties held for sale have not been presented as discontinued operations in the statements of operations.

Note 3.  Real Estate Properties

During the six months ended June 30, 2016 and 2015, we made improvements, excluding tenant-funded improvements, to our properties totaling $59.2 million and $27.8 million, respectively.

Properties Held For Sale:

We classify all properties that meet the criteria outlined in the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification (Codification) as held for sale on our condensed consolidated balance sheets.  As of December 31, 2015, we had no properties classified as held for sale. As of June 30, 2016, we classified the following properties as held for sale (dollars in thousands):

Asset	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price
Property
111 River Street	July 2016	1	1	566,215	$235,000

Portfolio of properties
128 Crews Drive	July 2016	1	1	185,600
111 Southchase Boulevard	July 2016	1	1	168,087
1043 Global Avenue	July 2016	1	1	450,000
South Carolina industrial portfolio		3	3	803,687	$30,000
		4	4	1,369,902	$265,000

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Summarized balance sheet information for all properties classified as held for sale is as follows (in thousands):

June 30, 2016
Real estate properties	$136,299
Acquired real estate leases	1,751
Other assets, net	12,716
Properties held for sale	$150,766

Accounts payable and accrued expenses	$674
Assumed real estate lease obligations	403
Rent collected in advance	266
Security deposits	344
Liabilities related to properties held for sale	$1,687

Property Dispositions:

During the six months ended June 30, 2016, we sold the following properties (dollars in thousands):

Asset	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price	Gain on Sale
Properties
Executive Park	February 2016	1	9	427,443	$50,865	$16,532
3330 N Washington Boulevard	March 2016	1	1	55,719	11,250	5,457
111 East Kilbourn Avenue	March 2016	1	1	373,669	60,500	14,677
1525 Locust Street	April 2016	1	1	98,009	17,700	8,956
633 Ahua Street	April 2016	1	1	93,141	29,000	15,963
Lakewood on the Park	May 2016	1	2	180,558	37,100	13,616
Leased Land	June 2016	1	7	—	48,450	15,914
9110 East Nichols Avenue	June 2016	1	1	143,958	17,200	642

Portfolios of properties
812 San Antonio Street	May 2016	1	1	59,321
1601 Rio Grande Street	May 2016	1	1	56,219
Downtown Austin portfolio		2	2	115,540	$32,600	$20,584

785 Schilinger Road South	June 2016	1	1	72,000
401 Vine Street	June 2016	1	1	53,980
633 Frazier Drive	June 2016	1	1	150,000
9840 Gateway Boulevard North	June 2016	1	1	72,000
3003 South Expressway 281	June 2016	1	1	150,000
1331 North Center Parkway	June 2016	1	1	53,980
Movie theater portfolio		6	6	551,960	$109,100	$30,595
		16	31	2,039,997	$413,765	$142,936

During the year ended December 31, 2015, we disposed of 91 properties (135 buildings) and one land parcel with a combined 18.9 million square feet for an aggregate gross sales price of $2.0 billion, excluding closing costs.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4.  Real Estate Mortgages Receivable

As of June 30, 2016 and December 31, 2015, we had total real estate mortgages receivable with an aggregate carrying value of $8.1 million included in other assets in our condensed consolidated balance sheets.  We provided mortgage financing totaling $7.7 million at 6.0% per annum in connection with our sale of three suburban office and industrial properties (18 buildings) in January 2013 in Dearborn, MI; this real estate mortgage requires monthly interest payments and matures on January 24, 2023.  We also provided mortgage financing totaling $0.4 million at 6.0% per annum in connection with our sale of a suburban office property in Salina, NY in April 2012. This real estate mortgage requires monthly interest payments and matures on April 30, 2019.

We monitor the payment history of the borrowers and have determined that no allowance for losses related to these real estate mortgages receivable were necessary at June 30, 2016, and December 31, 2015.

Note 5.  Indebtedness

Unsecured Revolving Credit Facility and Term Loan:
We are party to a credit agreement pursuant to which the lenders agreed to provide a $750.0 million unsecured revolving credit facility, a $200.0 million 5-year term loan facility, and a $200.0 million 7-year term loan facility. The revolving credit facility has a scheduled maturity date of January 28, 2019, which maturity date may be extended for up to two additional periods of six months at our option subject to satisfaction of certain conditions and the payment of an extension fee of 0.075% of the aggregate amount available under the revolving credit facility. The 5-year term loan and the 7-year term loan have scheduled maturity dates of January 28, 2020 and January 28, 2022, respectively.

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

Borrowings under our revolving credit facility currently bear interest at LIBOR plus a spread, which was 125 basis points as of June 30, 2016.  As of June 30, 2016, the interest rate payable on borrowings under our revolving credit facility was 1.72%.  As of June 30, 2016, we had no balance outstanding and $750.0 million available under our revolving credit facility and the facility fee as of June 30, 2016 was 0.25%. Our term loans currently bear interest at a rate of LIBOR plus a spread, which was 140 and 180 basis points for the 5-year and 7-year term loan, respectively, as of June 30, 2016.  As of June 30, 2016, the interest rates for the amounts outstanding under our 5-year term loan and 7-year term loan were 1.87% and 2.27%, respectively.  As of June 30, 2016, we had $200.0 million outstanding under each of our 5-year and 7-year term loans.

Debt Covenants:

Our public debt indenture and related supplements and our credit agreement contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.  At June 30, 2016, we believe we were in compliance with all of our respective covenants under our public debt indenture and related supplements and our credit agreement.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Senior Unsecured Notes:

On February 16, 2016, we redeemed at par $139.1 million of our 6.25% senior unsecured notes due 2016 and recognized a loss on early extinguishment of debt of $0.1 million from the write-off of an unamortized discount and unamortized deferred financing fees for the six months ended June 30, 2016.

Mortgage Notes Payable:

At June 30, 2016, five of our properties (8 buildings) with an aggregate net book value of $291.6 million had secured mortgage notes totaling $244.9 million (including net premiums and discounts and unamortized deferred financing fees) maturing from 2017 through 2026.

Note 6.  Shareholders’ Equity

Common Share Issuances:

See Note 10 for information regarding equity issuances related to share-based compensation.

Common Share Repurchases:

On August 24, 2015, our Board of Trustees approved a common share repurchase plan, which authorizes the repurchase of up to $100.0 million of our outstanding common shares over the twelve month period following the date of authorization. On September 14, 2015, our Board of Trustees authorized the repurchase of up to an additional $100.0 million of our outstanding common shares over the twelve month period following the date of authorization. On March 17, 2016, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. During the six months ended June 30, 2016, we purchased and retired 983,789 of our common shares at a weighted average price of $25.94 per share, for a total of $25.5 million. Since the inception of the common share repurchase plan through June 30, 2016, we have purchased and retired a total of 4,394,089 of our common shares at a weighted average price of $25.80 per share, for a total of $113.4 million. We have $236.6 million remaining available under our share repurchase program as of June 30, 2016, of which $86.6 million is scheduled to expire in September 2016.

Preferred Share Redemption:

On May 15, 2016, we redeemed all of our 11,000,000 outstanding series E preferred shares at a price of $25.00 per share, for a total of $275.0 million, plus any accrued and unpaid dividends. The redemption payment occurred on May 16, 2016 (the first business day following the redemption date). We recorded $9.6 million related to the excess fair value of consideration paid over the carrying value of the preferred shares as a reduction to net income attributable to common shareholders for the three and six months ended June 30, 2016.

Preferred Share Distributions:

In 2016, our Board of Trustees declared distributions on our series D preferred shares and series E cumulative redeemable preferred shares to date as follows:

Declaration Date	Record Date	Payment Date	Series D Dividend Per Share	Series E Dividend Per Share
January 26, 2016	February 5, 2016	February 16, 2016	$0.40625	$0.453125
April 15, 2016	April 25, 2016	May 16, 2016	$0.40625	$0.453125

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7.  Cumulative Other Comprehensive Loss

The following tables present the amounts recognized in cumulative other comprehensive loss for the three and six months ended June 30, 2016 (in thousands):

Unrealized Loss on Derivative Instruments
Balance as of April 1, 2016	$(3,014)

Other comprehensive loss before reclassifications	(326)
Amounts reclassified from cumulative other comprehensive loss to net income	1,106
Net current period other comprehensive income	780

Balance as of June 30, 2016	$(2,234)

Unrealized Loss on Derivative Instruments
Balance as of January 1, 2016	$(3,687)

Other comprehensive loss before reclassifications	(771)
Amounts reclassified from cumulative other comprehensive loss to net income	2,224
Net current period other comprehensive income	1,453

Balance as of June 30, 2016	$(2,234)

The following table presents reclassifications out of cumulative other comprehensive loss for the three and six months ended June 30, 2016 (in thousands):

	Amounts Reclassified from Cumulative Other Comprehensive Loss to Net Income
Details about Cumulative Other Comprehensive Loss Components	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	Affected Line Items in the Statement of Operations
Interest rate swap contracts	$1,106	$2,224	Interest expense

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Our provision for income taxes consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Current:
State	$165	$90	$240	$180
Federal	—	525	—	525
Foreign	—	2,450	—	2,404
	165	3,065	240	3,109
Deferred:
Foreign	—	(150)	—	(755)
	—	(150)	—	(755)
Income tax expense	$165	$2,915	$240	$2,354

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

Amounts reported in cumulative other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $1.8 million will be reclassified from cumulative other comprehensive loss as an increase to interest expense.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We have interest rate swap agreements to manage our interest rate risk exposure on $168.6 million of mortgage debt due 2019, which require interest at a spread over LIBOR.  The interest rate swap agreements utilized by us qualify as cash flow hedges and effectively modify our exposure to interest rate risk by converting our floating interest rate debt to a fixed interest rate basis for this loan through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.

On March 4, 2016, we purchased an interest rate cap with a LIBOR strike price of 2.50%. The interest rate cap, effective April 1, 2016, has a notional amount of $400.0 million and a maturity date of March 1, 2019.

As of June 30, 2016, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount (in thousands)
Interest rate swap	2	$168,616
Interest rate cap	1	$400,000

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 (amounts in thousands):

		Fair Value as of
Interest Rate Derivative Designated as Hedging Instrument	Balance Sheet Location	June 30, 2016	December 31, 2015
Pay-fixed swaps	Accounts payable and accrued expenses	$(1,828)	$(3,687)
Interest rate cap	Other assets	$117	$—

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2016 and 2015 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$(3,014)	$(6,921)	$(3,687)	$(7,462)
Amount of loss recognized in cumulative other comprehensive loss	(326)	(274)	(771)	(960)
Amount of loss reclassified from cumulative other comprehensive loss into interest expense	1,106	1,232	2,224	2,459
Unrealized gain on derivative instruments	780	958	1,453	1,499
Balance at end of period	$(2,234)	$(5,963)	$(2,234)	$(5,963)

Credit-risk-related Contingent Features

Our agreements with each of our derivative counterparties contain a provision providing that if we default or are capable of being declared in default on any of our indebtedness, we could also be declared in default on our derivative obligations.

As of June 30, 2016, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $2.2 million. As of June 30, 2016, we have not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their aggregate termination value of $2.2 million at June 30, 2016.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

2016 Equity Award Activity

On June 16, 2016, in accordance with the Company’s compensation plan for independent Trustees, the Committee awarded each of the nine independent Trustees $0.1 million in restricted shares as part of their compensation for the 2016-2017 year of service on the Board of Trustees. These awards equated to 3,463 shares per Trustee, for a total of 31,167 shares, valued at $28.88 per share, the closing price of our common shares on the NYSE on that day. These shares vest one year after the date of the award.
On January 26, 2016, the Committee approved a grant of 136,623 restricted common shares and 277,386 RSUs at target to the Company’s officers, certain employees and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2015.
The restricted shares are service based awards and vest over a four-year period. The restricted shares were granted on January 26, 2016 and were valued at $26.93 per share, the closing price of our common shares on the New York Stock Exchange (NYSE) on that day.
The RSUs are market based awards with a service condition and grant recipients may earn the RSU grants based on the Company’s total shareholder return (TSR) relative to the TSR's for the constituent REITs that comprise the NAREIT Office Index for the performance period of January 26, 2016 - January 26, 2019. Following the end of the performance period on January 26, 2019, the number of earned awards will be determined. The earned awards vest in two tranches with 50% of the earned award vesting on January 26, 2019 and the remaining 50% of the earned award vesting on January 26, 2020, subject to the grant recipient’s continued employment. Compensation expense for the RSU awards was determined using a Monte Carlo simulation model and is being recognized ratably from the grant date to the vesting date of each tranche.

During the three and six months ended June 30, 2016, due to employee terminations, 539 restricted shares were forfeited with an average price per share value at grant date of $26.82, and 1,094 RSUs were forfeited with an average per share fair value at grant date of $38.72.

2015 Equity Award Activity

On June 16, 2015, in accordance with the Company’s compensation plan for independent Trustees, the Committee awarded each of the nine independent Trustees $0.1 million in restricted shares as part of their compensation for the 2015-2016 year of service on the Board of Trustees. These awards equated to 3,843 shares per Trustee, for a total of 34,587 shares, valued at $26.02 per share, the closing price of our common shares on the NYSE on that day. These shares vested one year after the date of the award.
On January 28, 2015, the Committee approved a grant of 126,319 restricted common shares and 256,467 RSUs at target to the Company’s officers, certain employees and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2014.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Outstanding Equity Awards
As of June 30, 2016, the estimated future compensation expense for all unvested restricted share grants was $15.8 million. Compensation expense for the restricted share awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares is approximately 2.5 years.
As of June 30, 2016, the estimated future compensation expense for all unvested RSUs was $25.3 million. The weighted average period over which the future compensation expense will be recorded for the RSUs is approximately 2.4 years.
The assumptions and fair values for the RSUs granted for the six months ended June 30, 2016 are included in the following table on a per share basis.

2016
Fair value of RSUs granted	$38.80
Expected term (years)	4
Expected volatility	—
Expected dividend yield	1.86%
Risk-free rate	1.07%
During the three months ended June 30, 2016 and 2015, we recorded $4.6 million and $4.1 million, respectively, and during the six months ended June 30, 2016 and 2015, we recorded $9.0 million and $8.1 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our Board of Trustees and the Company's employees related to our Plan. At June 30, 2016, 2,358,464 common shares remain available for issuance under the Plan.
Note 11.  Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value during 2016, categorized by the level of inputs used in the valuation of each asset and liability (dollars in thousands):

		Fair Value at June 30, 2016 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements:
Effective portion of interest rate swap contracts	$(1,828)	$—	$(1,828)	$—
Effective portion of interest rate cap contract	117	—	117	—
Derivative liability	(8,375)	—	—	(8,375)

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effective Portion of Interest Rate Swap and Cap Contracts

The fair value of our interest rate swap and cap contracts is determined using the net discounted cash flows of each derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated credit spreads of the counterparties (level 3 inputs).  Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  As of June 30, 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified as level 2 inputs in the fair value hierarchy.

Derivative Liability

On July 31, 2014, our shareholders voted to approve the reimbursement of expenses incurred by Related Fund Management, LLC and Corvex Management LP (Related/Corvex) (see Note 14 for additional information). Approximately $16.7 million was paid during the year ended December 31, 2014. Approximately $8.4 million was to be reimbursed only if the average closing price of our common shares was at least $26.00 (as adjusted for any share splits or share dividends) during the one year period after the date on which the reimbursement was approved by shareholders, and the remaining approximately $8.4 million will be reimbursed only if the average closing price of our common shares is at least $26.00 (as adjusted for any share splits or share dividends) during the one year period between the first and second anniversaries of the date on which the reimbursement was approved by shareholders. The average closing price of our common shares was at least $26.00 during the first one year period after the date on which the reimbursement was approved by shareholders, and as a result, in August 2015 we paid $8.4 million to Related/Corvex. The potential future reimbursement of $8.4 million for the second one year period represents a derivative instrument as codified in ASC 815 Derivatives and Hedging which requires the potential future reimbursement to be recorded at fair value at each reporting date.

The fair value of the derivative liability as of June 30, 2016 and December 31, 2015 was $8.4 million and $7.2 million, respectively. We recognized expense of $42,000 and $1.2 million for the three and six months ended June 30, 2016, respectively, which was recorded in general and administrative expenses in our condensed consolidated statement of operations for such periods. The valuation techniques and significant unobservable inputs used for our level 3 fair value measurement at June 30, 2016 were as follows:

Description	Fair Value at June 30, 2016	Primary Valuation Technique	Unobservable Inputs	Rate
Derivative liability	$8,375	Monte Carlo simulation	Risk-free rate	0.20%
			Volatility	20.0%

Properties Held and Used

As part of our disposition plan, and pursuant to our accounting policy, in 2016, we evaluated the recoverability of the carrying values of each of the real estate assets that comprised our portfolio and determined that due to the shortening of the expected periods of ownership as a result of the disposition plan and current estimates of market value, it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio to their estimated fair values. We anticipate the potential disposition of certain properties prior to the end of their remaining useful lives. As a result, we recorded an impairment charge related to 111 Monument Circle, 101-115 W. Washington Street and 100 East Wisconsin Avenue of $43.7 million for the three and six months ended June 30, 2016 in accordance with our impairment analysis procedures. We determined these impairments based on third party offer prices and independent third party broker information, which are level 2 inputs according to the fair value hierarchy established in ASC 820. We reduced the aggregate carrying value of these properties from $308.6 million to their estimated fair value of $264.9 million. We evaluated each of our properties and determined there were no additional valuation adjustments necessary at June 30, 2016.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial Instruments

In addition to the assets and liabilities described in the above table, our financial instruments include our cash and cash equivalents, real estate mortgages receivable, restricted cash, senior unsecured debt and mortgage notes payable.  At June 30, 2016 and December 31, 2015, the fair value of these additional financial instruments were not materially different from their carrying values, except as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior unsecured debt and mortgage notes payable, net	$1,557,557	$1,623,934	$1,697,116	$1,749,211

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

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, as of June 30, 2016, no single tenant of ours is responsible for more than 4.5% of our total annualized rents.

Our derivative financial instruments, including interest rate swaps and cap, are entered with major financial institutions and we monitor the amount of credit exposure to any one counterparty.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator for earnings per common share - basic and diluted:
Net income	$87,844	$12,616	$134,246	$26,246
Preferred distributions	(6,981)	(6,981)	(13,962)	(13,962)
Excess fair value of consideration paid over carrying value of preferred shares	(9,609)	—	(9,609)	—
Numerator for net income per share	$71,254	$5,635	$110,675	$12,284

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic	125,508	129,733	125,674	129,714
Weighted average number of common shares outstanding - diluted(1)	126,937	130,537	127,229	130,205

Net income per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.57	$0.04	$0.88	$0.09
Diluted	$0.56	$0.04	$0.87	$0.09

Anti-dilutive securities:
Effect of Series D preferred shares; 6 1/2% cumulative convertible(2)	2,363	2,363	2,363	2,363

(1)
As of June 30, 2016, we had granted RSUs to certain employees, officers, and the chairman of the Board of Trustees.  The RSUs contain both service and market-based vesting components.  None of the RSUs have vested. If the market-based vesting component was measured as of June 30, 2016, and 2015, 1,429 and 803 common shares would be issued to the RSU holders, respectively. Using a weighted average basis, 1,429 and 804 common shares are reflected in diluted earnings per share for the three months ended June 30, 2016 and 2015, respectively and 1,555 and 491 common shares are reflected in diluted earnings per share for the six months ended June 30, 2016 and 2015, respectively.

(2)
The Series D preferred shares are excluded from the diluted earnings per share calculation because including the Series D preferred shares would also require that the preferred distributions be added back to net income, resulting in anti-dilution during the periods presented.

Note 13.  Segment Information

Our primary business is the ownership and operation of office properties, and we currently have one reportable segment.  Due to significant dispositions during 2015, during the fourth quarter of 2015, we changed the composition of our operating segments from two reportable segments (central business district properties and suburban properties) to one reportable segment.  This change was made based on the financial information reviewed and used by the chief operating decision maker to make operating decisions, assess performance, develop strategy and allocate capital resources. More than 90% of our revenues are from office properties.

Note 14.  Related Person Transactions

The following discussion includes a description of our related person transactions for the six months ended June 30, 2016 and 2015. Certain of these related person transactions, and their approvals, occurred prior to the election of our new Board of Trustees at the special meeting of shareholders held on May 23, 2014 (Special Meeting) and the appointment of our current

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

executive officers following the Special Meeting. The disclosure below under “—Transactions with Prior Related Persons” describes our transactions and approvals with our prior related persons.

Related Person Transactions Following the Special Meeting:

Equity Group Investments and associated entities: Effective July 20, 2015, we entered into a lease with Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman, to occupy office space on the twentieth and twenty-first floors of Two North Riverside Plaza in Chicago, Illinois (20th/21st Floor Office Lease). The initial term of the lease is approximately five years, with one 5-year renewal option. The lease payment is approximately $0.5 million for the initial year beginning in 2016, and $0.8 million to $0.9 million annually thereafter. This lease was approved by the Audit Committee of the Board of Trustees on June 16, 2015. We recently completed improvements to the office space utilizing the $0.7 million tenant improvement allowance provided for by the lease. In connection with the 20th/21st Floor Office Lease, effective February 1, 2016, we entered into a lease with Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman, for storage space in the basement of Two North Riverside Plaza, in Chicago, Illinois. The lease expires December 31, 2020, however each party has the right to terminate on 30 days' prior written notice, and the payment is nominal. This lease was approved by the Audit Committee of the Board of Trustees.

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

Related/Corvex: On July 31, 2014, at the reconvened session of our 2014 annual meeting of shareholders, our shareholders voted to approve the reimbursement of approximately $33.5 million of expenses incurred by Related/Corvex since February 2013 in connection with their consent solicitations to remove our former Trustees and elect the new Board of Trustees and to engage in related litigation. Approximately $16.7 million was paid during the year ended December 31, 2014.  Approximately $8.4 million was to be reimbursed only if the average closing price of our common shares is at least $26.00 (as adjusted for any share splits or share dividends) during the one year period after the date on which the reimbursement was approved by shareholders, and the remaining approximately $8.4 million will be reimbursed only if the average closing price of our common shares is at least $26.00 (as adjusted for any share splits or share dividends) during the one year period between the first and second anniversaries of the date on which the reimbursement was approved by shareholders. The average closing price of our common shares was at least $26.00 during the first one year period after the date on which the reimbursement was approved by shareholders, and as a result, in August 2015 we paid $8.4 million to Related/Corvex.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Transactions with Prior Related Persons:

Termination and Cooperation Agreement: On September 30, 2014, we entered into a termination and cooperation agreement (Cooperation Agreement) with Reit Management & Research LLC (RMR) and RMR Australia Asset Management Pty Ltd (together, Former Manager). Under the terms of the agreement, the existing business and property management agreements with RMR terminated effective September 30, 2014.

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

Note 15.  Subsequent Events

In July 2016, in a series of transactions, we sold four properties (four buildings), with 1,369,902 square feet for $265.0 million, excluding closing costs.  These properties were classified as held for sale as of June 30, 2016 (see Note 3).

In July 2016, we sold Sky Park Centre (two buildings), with 63,485 square feet for $13.7 million, excluding closing costs and Raintree Industrial Park (12 buildings), with 563,182 square feet for $11.5 million, excluding closing costs.

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

At June 30, 2016, our portfolio, excluding properties held for sale, included 45 properties (92 buildings) with a combined 20.7 million square feet for a total investment of $3.4 billion at cost and a depreciated book value of $2.6 billion.

As of June 30, 2016, our overall portfolio was 90.3% leased. During the three months ended June 30, 2016, we entered into leases for 0.8 million square feet, including lease renewals for 0.3 million square feet and new leases for 0.5 million square feet.  Renewal leases entered into during the three months ended June 30, 2016 had weighted average cash and GAAP rental rates that were approximately 1.0% lower and 9.3% higher, respectively, as compared to prior rental rates for the same space, and new leases entered into during the three months ended June 30, 2016 had weighted average cash and GAAP rental rates that were approximately 5.4% lower and 5.5% higher, respectively, than prior rental rates for the same space.  The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatements, the magnitude and timing of contractual rent increases over the lease term, and the years of term for the newly executed leases compared to the prior leases.

Throughout 2016, our management team has continued to focus on executing our plan to reshape our portfolio in order to create long-term value for shareholders. We are continuing to dispose of properties that do not meet our long-term goals. Specifically, we continue to implement the strategy adopted by our Board of Trustees to consider disposing of assets that have one or more of the following attributes:

•	assets that do not offer an opportunity to create a competitive advantage;

•	assets that are less than 150,000 square feet;

•	assets that are not office buildings;

•	assets that are not located in the U.S.; or

•	assets that produce a low cash yield or require significant capital expenditures.

We are in the process of executing this strategy and, depending on market conditions, will likely sell additional properties. During the year ended December 31, 2015, we disposed of 91 properties (135 buildings) and one land parcel with a combined 18.9 million square feet for an aggregate gross sales price of $2.0 billion, excluding closing costs.

During the six months ended June 30, 2016, we sold 16 properties (31 buildings) with a combined 2,039,997 square feet for an aggregate gross sales price of $413.8 million, excluding closing costs. In July 2016, we sold four properties (four buildings), with 1,369,902 square feet for $265.0 million, excluding closing costs, in a series of transactions. These properties were classified as held for sale as of June 30, 2016. In July 2016, we sold Sky Park Centre (two buildings), with 63,485 square feet for $13.7 million, excluding closing costs and Raintree Industrial Park (12 buildings), with 563,182 square feet for $11.5 million, excluding closing costs. For more information regarding these transactions, see Notes 3 and 15 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

We have generated significant proceeds from our dispositions to date and have a cash balance of $1.8 billion as of June 30, 2016. We expect to reinvest the capital received from dispositions to purchase new properties, repay debt, buy back common shares or make other investments or distributions that further our long-term strategic goals. However, we may not be able to make suitable acquisitions or other investments with the proceeds from the dispositions. In addition, as our real estate investments decrease significantly, our income from operations has also declined.

As part of the disposition plan noted above, and pursuant to our accounting policy, in 2016, we evaluated the recoverability of the carrying values of each of the real estate assets that comprised our portfolio and determined that due to the shortening of the expected periods of ownership as a result of the disposition plan and current estimates of market value, it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio to their estimated fair values. As a result, we recorded an impairment charge of $43.7 million for the three and six months ended June 30, 2016 in accordance with our impairment analysis procedures.

The Board of Trustees intends to make a decision about declaring a dividend on our common shares of beneficial ownership after evaluation of the Company's taxable income, including gains or losses from asset sales. The Board of Trustees has regularly reviewed our dividend policy and will continue to do so, at least annually.

We have engaged CBRE, Inc. (CBRE) to provide property management services for our properties. We pay CBRE a property-by-property management fee and may engage CBRE from time-to-time to perform project management services, such as coordinating and overseeing the completion of tenant improvements and other capital projects at the properties. We reimburse CBRE for certain expenses incurred in the performance of its duties, including certain personnel and equipment costs.

For the three months ended June 30, 2016 and 2015, we incurred expenses of $6.8 million and $12.0 million, respectively, and for the six months ended June 30, 2016 and 2015, we incurred expenses of $14.3 million and $24.8 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a portion of the properties' revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of June 30, 2016 and December 31, 2015, we had amounts payable pursuant to these services of $3.0 million and $3.5 million, respectively.

Property Operations

Occupancy data for 2016 and 2015 are as follows (square feet in thousands):

	All Properties(1)		Comparable Properties(2)
	As of June 30,		As of June 30,
	2016	2015	2016	2015
Total properties	45	86	45	45
Total square feet	20,675	29,357	20,675	20,542
Percent leased(3)	90.3%	90.6%	90.3%	91.3%

(1)	Excludes properties sold or classified as held for sale in the period.

(2)	Based on properties owned continuously from January 1, 2015 through June 30, 2016, and excludes properties sold or classified as held for sale during the period.

(3)	Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

The weighted average lease term based on square feet for leases entered into during the three months ended June 30, 2016 was 8.4 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for leases entered into during the three months ended June 30, 2016 totaled $39.2 million, or $48.85 per square foot on average (approximately $5.84 per square foot per year of the lease term).

As of June 30, 2016, approximately 2.0% of our leased square feet and 1.3% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2016.  Renewed and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring for the remainder of 2016 are slightly above market. Lease expirations by year, as of June 30, 2016, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring	Leased Square Feet Expiring(1)	% of Leased Square Feet Expiring(1)	Cumulative % of Leased Square Feet Expiring(1)	Annualized Rental Revenue Expiring(2)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2016	75	372	2.0%	2.0%	$5,843	1.3%	1.3%
2017	124	1,284	6.9%	8.9%	34,836	7.9%	9.2%
2018	115	1,762	9.4%	18.3%	41,764	9.5%	18.7%
2019	116	1,476	7.9%	26.2%	37,059	8.4%	27.1%
2020	111	3,989	21.3%	47.5%	78,497	17.8%	44.9%
2021	93	2,068	11.1%	58.6%	53,202	12.1%	57.0%
2022	43	836	4.5%	63.1%	26,787	6.1%	63.1%
2023	51	1,716	9.2%	72.3%	47,351	10.8%	73.9%
2024	20	614	3.3%	75.6%	11,087	2.5%	76.4%
2025	23	967	5.2%	80.8%	26,098	5.9%	82.3%
Thereafter	54	3,594	19.2%	100.0%	77,833	17.7%	100.0%
	825	18,678	100.0%		$440,357	100.0%

Weighted average remaining lease term (in years):		5.8			5.7

(1)
Square footage is pursuant to existing leases as of June 30, 2016, excluding leases related to properties classified as held for sale, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of June 30, 2016, plus estimated recurring expense reimbursements; includes triple net lease rents and excludes lease value amortization, straight line rent adjustments, abated ("free") rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

A principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance, except from our government tenants, who usually pay rents monthly in arrears.  As of June 30, 2016, tenants representing 1% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant(1)		Square Feet(2)	% of Total Square Feet(2)	% of Annualized Rental Revenue(3)	Weighted Average Remaining Lease Term
1.	Expedia, Inc.	427	2.3%	4.3%	3.4
2.	PNC Financial Services Group	583	3.1%	3.8%	4.7
3.	Office Depot, Inc.	640	3.4%	3.7%	7.3
4.	Groupon, Inc. (4)	376	2.0%	2.7%	9.6
5.	Flextronics International Ltd.	1,051	5.6%	2.4%	3.5
6.	Jones Day	343	1.8%	2.0%	10.0
7.	Ballard Spahr LLP	217	1.2%	1.8%	13.6
8.	Towers Watson & Co	302	1.6%	1.7%	4.0
9.	RE/MAX Holdings, Inc.	248	1.3%	1.7%	11.8
10.	Exelon Corporation	296	1.6%	1.5%	1.9
11.	University of Pennsylvania Health System	267	1.4%	1.5%	9.3
12.	Georgetown University	240	1.3%	1.4%	3.2
13.	Wm. Wrigley Jr. Company	150	0.8%	1.3%	5.6
14.	J.P. Morgan Chase & Co.	197	1.1%	1.3%	8.5
15.	West Corporation	336	1.8%	1.2%	12.6
16.	The United States Government	144	0.8%	1.1%	1.8
17.	Truven Health Analytics	179	1.0%	1.1%	0.7
18.	M&T Bank Corporation	218	1.2%	1.1%	2.3
19.	TheraCom, LLC	156	0.8%	1.0%	6.6
20.	Level 3 Communications, Inc.	95	0.5%	1.0%	9.6
21.	Baxalta, Inc.	260	1.4%	1.0%	12.1
22.	Capital One Financial Corp.	241	1.3%	1.0%	2.5
	Total	6,966	37.3%	39.6%	6.3

(1)	Tenants located in properties classified as held for sale are excluded.

(2)
Square footage is pursuant to existing leases as of June 30, 2016, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease.

(3)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of June 30, 2016, plus estimated recurring expense reimbursements; includes triple net lease rents and excludes lease value amortization, straight line rent adjustments, abated ("free") rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

(4)	Groupon, Inc. statistics include 207,536 square feet that are sublet from Bankers Life and Casualty Company.

Financing Activities

On May 15, 2016, we redeemed all of our 11,000,000 outstanding series E preferred shares at a price of $25.00 per share, for a total of $275.0 million, plus any accrued and unpaid dividends. The redemption payment occurred on May 16, 2016 (the first business day following the redemption date).

On February 16, 2016, we redeemed at par $139.1 million of our 6.25% senior unsecured notes due 2016 and recognized a loss on early extinguishment of debt of $0.1 million from the write-off of an unamortized discount and unamortized deferred financing fees for the six months ended June 30, 2016.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016, Compared to Three Months Ended June 30, 2015

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Three Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	2016	2015	$ Change	% Change
	(in thousands)
Rental income	111,408	96,130	15,278	15.9%	10,327	67,567	121,735	163,697	(41,962)	(25.6)%
Tenant reimbursements and other income	22,157	24,417	(2,260)	(9.3)%	1,475	15,580	23,632	39,997	(16,365)	(40.9)%
Operating expenses	(47,254)	(48,118)	864	(1.8)%	(4,139)	(41,568)	(51,393)	(89,686)	38,293	(42.7)%
Net operating income(3)	86,311	72,429	13,882	19.2%	7,663	41,579	93,974	114,008	(20,034)	(17.6)%
Other expenses:
Depreciation and amortization							37,331	53,637	(16,306)	(30.4)%
General and administrative							12,177	10,911	1,266	11.6%
Loss on asset impairment							43,736	15,258	28,478	186.6%
Total other expenses							93,244	79,806	13,438	16.8%
Operating income							730	34,202	(33,472)	(97.9)%
Interest and other income							2,204	728	1,476	202.7%
Interest expense							(21,300)	(27,973)	6,673	(23.9)%
Gain on early extinguishment of debt							—	10,426	(10,426)	(100.0)%
Foreign currency exchange gain							—	856	(856)	(100.0)%
Gain (loss) on sale of properties							106,375	(2,708)	109,083	(4,028.2)%
Income before income taxes							88,009	15,531	72,478	466.7%
Income tax expense							(165)	(2,915)	2,750	(94.3)%
Net income							87,844	12,616	75,228	596.3%
Preferred distributions							(6,981)	(6,981)	—	—%
Excess fair value of consideration paid over carrying value of preferred shares							(9,609)	—	(9,609)	(100.0)%
Net income attributable to Equity Commonwealth common shareholders							$71,254	$5,635	$65,619	1,164.5%

(1)	Comparable properties consist of 45 properties (92 buildings) we owned continuously from April 1, 2015 to June 30, 2016.

(2)	Other properties consist of properties sold and classified as held for sale.

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

We refer to the 45 properties (92 buildings) we owned continuously from April 1, 2015 to June 30, 2016, as comparable properties.  We refer to the sold properties and properties classified as held for sale as other properties.  Our condensed consolidated statements of operations for the three months ended June 30, 2016 and 2015 include the operating results of 45 properties for the entire periods, as we owned these properties as of April 1, 2015.

Rental income. Rental income decreased $42.0 million, or 25.6%, in the 2016 period, compared to the 2015 period, primarily due to the properties sold in 2015 and 2016, partially offset by an increase of 15.9% at the comparable properties. The increase in rental income at the comparable properties is primarily due to a $16.6 million lease termination fee received at 111

Monument Circle in the 2016 period. This lease termination fee was partially offset by a decrease in rental income due to the write off of the corresponding deferred rent receivable and acquired real estate lease balances at this property.

Rental income includes increases for straight line rent adjustments totaling $5.6 million in the 2016 period and $1.9 million in the 2015 period, and net reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $3.9 million in the 2016 period and $1.8 million in the 2015 period. Rental income also includes the recognition of lease termination fees totaling $17.4 million in the 2016 period, which includes the $16.6 million lease termination fee received at 111 Monument Circle, and $4.2 million in the 2015 period.

Tenant reimbursements and other income. Tenant reimbursements and other income decreased $16.4 million, or 40.9%, in the 2016 period, compared to the 2015 period primarily due to the properties sold in 2016 and 2015. Tenant reimbursements and other income decreased $2.3 million, or 9.3%, at our comparable properties primarily due to a bankruptcy settlement received in the prior year, a decrease in real estate tax reimbursements, and decreases in reimbursements related to lower occupancy at a certain property and a tenant that began self managing their expenses at another property.

Operating expenses. The $38.3 million, or 42.7%, decrease in operating expenses during the 2016 period as compared to the 2015 period is due to the properties sold in 2016 and 2015. Operating expenses decreased $0.9 million, or 1.8%, at the comparable properties primarily due to decreases in utility expense and real estate tax expense, partially offset by an increase in maintenance and repairs.

Depreciation and amortization. The decrease in depreciation and amortization expense during the 2016 period as compared to the 2015 period primarily relates to properties sold in 2015 and 2016.

General and administrative. The increase in general and administrative expenses primarily relates to a $0.5 million increase in legal costs, a $0.5 million increase in share-based compensation and a $0.3 million increase in technology expenses due to a software upgrade.

Loss on asset impairment. The increase of $28.5 million in loss on asset impairment is due to additional impairment charges that we incurred in the three months ended June 30, 2016. We recorded an impairment charge of $43.7 million in the 2016 period related to 111 Monument Circle, 101-115 W. Washington Street and 100 East Wisconsin Avenue, based upon the shortening of our expected periods of ownership as a result of our disposition plan and updated market information in accordance with our impairment analysis procedures. During the three months ended June 30, 2015, we recorded an impairment charge of $15.3 million related to portfolios of properties in Georgia and New York, based upon updated market information in accordance with our impairment analysis procedures.

Operating income. The decrease of $33.5 million, or 97.9%, in operating income is primarily due to the loss on asset impairment of $43.7 million and lower net operating income as a result of our smaller size portfolio of assets. These decreases in operating income were partially offset by an increase in lease termination fees of $16.6 million received at 111 Monument Circle in the 2016 period and lower depreciation expense as a result of our smaller size portfolio of assets.

Interest and other income. The increase of $1.5 million of interest and other income in the 2016 period primarily reflects additional interest received on higher cash balances in the current year.

Interest expense. The decrease of $6.7 million, or 23.9%, in interest expense primarily reflects the prepayment of $138.8 million of our 5.75% senior unsecured notes due 2015 in May 2015, the foreclosure of the $40.1 million mortgage debt balance secured by 225 Water Street in May 2015, the defeasance of the outstanding $141.4 million balance of the mortgage debt secured by 111 East Wacker Drive, one of the buildings included in the Illinois Center disposition, in August 2015, the repayment of the $116.0 mortgage debt at 111 Monument Circle in December 2015 and the prepayment of $139.1 million of our 6.25% senior unsecured notes due 2016 in February 2016, partially offset by a decrease in net amortization of debt discounts and premiums.

Gain on early extinguishment of debt. The gain on early extinguishment of debt in the 2015 period reflects a $17.3 million gain related to the 225 Water Street foreclosure, partially offset by a $6.2 million loss related to the defeasance of the mortgage loan secured by 1320 Main Street, a $0.6 million loss related to the prepayment of mortgage debt at 2501 20th Place South and a $0.1 million loss related to the redemption of $138.8 million of our 5.75% senior unsecured notes due 2015.

Foreign currency exchange gain. We had no foreign currency exchange gain (loss) during the three months ended June 30, 2016. The foreign currency exchange gain for the three months ended June 30, 2015 relates to the translation of the proceeds from the sale of the Australian portfolio that were held in an Australian bank account as of June 30, 2015.

Gain (loss) on sale of properties. Gain on sale of properties increased $109.1 million in the 2016 period as compared to the 2015 period due to a $9.0 million gain on the sale of 1525 Locust Street, a $16.0 million gain on the sale of 633 Ahua Street, a $13.6 million gain on the sale of Lakewood on the Park, a $15.9 million gain on the sale of leased land, a $20.6 million gain on the sale of the downtown Austin portfolio, a $30.6 million gain on the sale of the movie theater portfolio and a $0.6 million gain on the sale of 9110 East Nichols Avenue.

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

Income tax expense. The decrease in income tax expense primarily relates to the foreign tax expense incurred as a result of the sale of the Australian assets in 2015.

Excess fair value of consideration paid over carrying value of preferred shares. On May 15, 2016, we redeemed all of our 11,000,000 outstanding series E preferred shares at a price of $25.00 per share and recorded $9.6 million related to the excess fair value of consideration paid over the carrying value of the preferred shares as a reduction to net income attributable to common shareholders for the three months ended June 30, 2016.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2016, Compared to Six Months Ended June 30, 2015

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	2016	2015	$ Change	% Change
	(in thousands)
Rental income	207,355	188,707	18,648	9.9%	24,268	142,962	231,623	331,669	(100,046)	(30.2)%
Tenant reimbursements and other income	45,780	48,489	(2,709)	(5.6)%	5,099	36,591	50,879	85,080	(34,201)	(40.2)%
Operating expenses	(98,594)	(98,091)	(503)	0.5%	(10,057)	(89,466)	(108,651)	(187,557)	78,906	(42.1)%
Net operating income(3)	154,541	139,105	15,436	11.1%	19,310	90,087	173,851	229,192	(55,341)	(24.1)%
Other expenses:
Depreciation and amortization							73,582	116,336	(42,754)	(36.8)%
General and administrative							25,489	27,469	(1,980)	(7.2)%
Loss on asset impairment							43,736	17,162	26,574	154.8%
Total other expenses							142,807	160,967	(18,160)	(11.3)%
Operating income							31,044	68,225	(37,181)	(54.5)%
Interest and other income							4,171	4,176	(5)	(0.1)%
Interest expense							(43,647)	(57,815)	14,168	(24.5)%
(Loss) gain on early extinguishment of debt							(118)	9,998	(10,116)	(101.2)%
Foreign currency exchange (loss) gain							(5)	856	(861)	(100.6)%
Gain on sale of properties							143,041	3,160	139,881	4,426.6%
Income before income taxes							134,486	28,600	105,886	370.2%
Income tax expense							(240)	(2,354)	2,114	(89.8)%
Net income							134,246	26,246	108,000	411.5%
Preferred distributions							(13,962)	(13,962)	—	—%
Excess fair value of consideration paid over carrying value of preferred shares							(9,609)	—	(9,609)	(100.0)%
Net income attributable to Equity Commonwealth common shareholders							$110,675	$12,284	$98,391	801.0%

(1)	Comparable properties consist of 45 properties (92 buildings) we owned continuously from January 1, 2015 to June 30, 2016.

(2)	Other properties consist of properties sold and classified as held for sale.

(3)	See Note 3 on page 26 for further information regarding NOI.

We refer to the 45 properties (92 buildings) we owned continuously from January 1, 2015 to June 30, 2016, as comparable properties.  We refer to the sold properties and properties classified as held for sale as other properties.  Our condensed consolidated statements of operations for the six months ended June 30, 2016 and 2015 include the operating results of 45 properties for the entire periods, as we owned these properties as of January 1, 2015.

Rental income. Rental income decreased $100.0 million, or 30.2%, in the 2016 period, compared to the 2015 period, primarily due to the properties sold in 2015 and 2016, partially offset by an increase of 9.9% at the comparable properties. The increase in rental income at the comparable properties is primarily due to a $16.6 million lease termination fee received at 111 Monument Circle in the 2016 period, partially offset by a decrease in rental income due to the write off of the corresponding deferred rent receivable and acquired real estate lease balances at this property. The increase in rental income is also due to leasing activity in 2015 at a particular building where one tenant vacated its space and two tenants shortened their remaining lease terms. In connection with these leasing transactions, the corresponding deferred rent receivable balances were written off or amortized over the shorter term.

Rental income includes increases for straight line rent adjustments totaling $9.4 million in the 2016 period and $1.7 million in the 2015 period, and net reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $5.0 million in the 2016 period and $3.3 million in the 2015 period. Rental income also includes the recognition of lease termination fees totaling $17.7 million in the 2016 period, which includes the $16.6 million lease termination fee received at 111 Monument Circle, and $6.1 million in the 2015 period.

Tenant reimbursements and other income. Tenant reimbursements and other income decreased $34.2 million, or 40.2%, in the 2016 period, compared to the 2015 period primarily due to the properties sold in 2016 and 2015. Tenant reimbursements and other income decreased $2.7 million, or 5.6%, at our comparable properties primarily due to a decrease in utility reimbursements as a result of the milder winter in 2016, a decrease in real estate tax reimbursements and a bankruptcy settlement received in the prior year.

Operating expenses. The $78.9 million, or 42.1%, decrease in operating expenses during the 2016 period as compared to the 2015 period is due to the properties sold in 2016 and 2015, partially offset by a $0.5 million, or 0.5%, increase in operating expenses at the comparable properties. The 0.5% increase in operating expenses at the comparable properties primarily relates to increases in maintenance and repairs, partially offset by a decrease in utility expense as a result of the milder winter in 2016 and a decrease in bad debt expense.

Depreciation and amortization. The decrease in depreciation and amortization expense during the 2016 period as compared to the 2015 period primarily relates to properties sold in 2015 and 2016.

General and administrative. The decrease in general and administrative expenses primarily relates to a decrease of $2.4 million of expenses related to the termination and cooperation agreement with RMR, a $1.1 million decrease related to the shareholder approved reimbursement of expenses incurred by Related/Corvex in connection with their consent solicitation to remove our former Trustees, and a $0.9 million decrease in litigation costs, partially offset by a $0.9 million increase in technology expenses due to a software upgrade, an increase of $0.9 million for share-based compensation and an increase of $0.5 million in legal costs.

Loss on asset impairment. The increase of $26.6 million in loss on asset impairment is due to additional charges that we incurred in the six months ended June 30, 2016. We recorded an impairment charge of $43.7 million in the 2016 period related to 111 Monument Circle, 101-115 W. Washington Street and 100 East Wisconsin Avenue, based upon the shortening of our expected periods of ownership as a result of our disposition plan and updated market information in accordance with our impairment analysis procedures. During the six months ended June 30, 2015, we recorded an impairment charge of $17.2 million related to 12655 Olive Boulevard, 1285 Fern Ridge Parkway and portfolios of properties located in Georgia and New York, based upon updated market information in accordance with our impairment analysis procedures.

Operating income. The decrease of $37.2 million, or 54.5%, in operating income is primarily due to the loss on asset impairment of $43.7 million and lower net operating income as a result of our smaller size portfolio of assets. These decreases in operating income were partially offset by an increase in lease termination fees of $16.6 million received at 111 Monument Circle in the 2016 period and lower depreciation expense as a result of our smaller size portfolio of assets.

Interest and other income. Interest and other income in the 2016 period primarily reflects additional interest received on higher cash balances in the current year. Interest and other income in the 2015 period primarily reflects a $3.1 million gain on the sale of securities in the first quarter of 2015.

Interest expense. The decrease of $14.2 million, or 24.5%, in interest expense primarily reflects the prepayment of $138.8 million of our 5.75% senior unsecured notes due 2015 in May 2015, the foreclosure of the $40.1 million mortgage debt balance secured by 225 Water Street in May 2015, the defeasance of the outstanding $141.4 million balance of the mortgage debt secured by 111 East Wacker Drive, one of the buildings included in the Illinois Center disposition, in August 2015, the repayment of the $116.0 mortgage debt at 111 Monument Circle in December 2015 and the prepayment of $139.1 million of our 6.25% senior unsecured notes due 2016 in February 2016, partially offset by a decrease in net amortization of debt discounts and premiums.

(Loss) gain on early extinguishment of debt. The loss on early extinguishment in the 2016 period reflects the write-off of an unamortized discount and unamortized deferred financing fees related to our redemption of $139.1 million of our 6.25% senior unsecured notes due 2016. The gain on early extinguishment of debt in the 2015 period reflects a $17.3 million gain related to the 225 Water Street foreclosure, partially offset by a $6.2 million loss related to the defeasance of the mortgage loan secured by 1320 Main Street, a $0.6 million loss related to the prepayment of mortgage debt at 2501 20th Place South, a $0.1 million loss related to the redemption of $138.8 million of our 5.75% senior unsecured notes due 2015 and a $0.4 million loss related to the termination of our prior credit agreement.

Foreign currency exchange (loss) gain. We had no foreign currency exchange gain (loss) during the six months ended June 30, 2016. The foreign currency exchange gain for the six months ended June 30, 2015 relates to the translation of the proceeds from the sale of the Australian portfolio that were held in an Australian bank account as of June 30, 2015.

Gain on sale of properties. Gain on sale of properties increased $139.9 million in the 2016 period as compared to the 2015 period due to a $16.5 million gain on the sale of Executive Park, a $5.5 million gain on the sale of 3330 N Washington Boulevard, a $14.7 million gain on the sale of 111 East Kilbourn Avenue, a $9.0 million gain on the sale of 1525 Locust Street, a $16.0 million gain on the sale of 633 Ahua Street, a $13.6 million gain on the sale of Lakewood on the Park, a $15.9 million gain on the sale of leased land, a $20.6 million gain on the sale of the downtown Austin portfolio, a $30.6 million gain on the sale of the movie theater portfolio and a $0.6 million gain on the sale of 9110 East Nichols Avenue.

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

Income tax expense. The decrease in income tax expense primarily relates to the foreign tax expense incurred as a result of the sale of the Australian assets in 2015.

Excess fair value of consideration paid over carrying value of preferred shares. On May 15, 2016, we redeemed all of our 11,000,000 outstanding series E preferred shares at a price of $25.00 per share and recorded $9.6 million related to the excess fair value of consideration paid over the carrying value of the preferred shares as a reduction to net income attributable to common shareholders for the six months ended June 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As of June 30, 2016, we had $1.8 billion of cash and cash equivalents.  We expect to use our cash balances, cash flow from our operations and proceeds of future property sales to fund our operations, repay debt, make distributions, purchase our common shares, acquire assets, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

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

Cash flows provided by (used in) operating, investing and financing activities were $93.9 million, $331.1 million and $(455.3) million, respectively, for the six months ended June 30, 2016, and $123.2 million, $961.9 million and $(163.0) million, respectively, for the six months ended June 30, 2015.  Changes in these three categories of our cash flows between 2016 and 2015 are primarily related to real estate improvements, our dispositions of properties, our purchase of our common shares, our redemption of our preferred shares and our repayments of debt.

Our Investment and Financing Liquidity and Resources

In order to maintain financial flexibility, to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions and investments or pay operating or capital expenses, we maintain an unsecured revolving credit facility with a group of institutional lenders. Our credit agreement provides us with (i) a $750.0 million unsecured revolving credit facility, (ii) a $200.0 million 5-year term loan facility and (iii) a $200.0 million 7-year term loan facility. The revolving credit facility has a scheduled maturity date of January 28, 2019, which maturity date may be extended for up to two additional periods of six months at our option subject to satisfaction of certain conditions and the payment of an extension fee of 0.075% of the aggregate amount available under the revolving credit facility. The 5-year term loan and the 7-year term loan have scheduled maturity dates of January 28, 2020 and January 28, 2022, respectively. We used the proceeds of borrowings under the credit agreement to repay all amounts outstanding and due under the previous term loan agreement.

Borrowings under our revolving credit facility currently bear interest at LIBOR plus a spread, which was 125 basis points as of June 30, 2016.  We also pay a facility fee of 25 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Both the interest rate spread and the facility fee are subject to adjustment based upon changes to our credit ratings.  We are allowed to borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  As of June 30, 2016, the interest rate payable on borrowings under our revolving credit facility was 1.72%.  As of June 30, 2016, we had no balance outstanding under our revolving credit facility.

Our term loans currently bear interest at a rate of LIBOR plus a spread, which was 140 and 180 basis points for the 5-year and 7-year term loan, respectively, as of June 30, 2016.  The interest rate spread is subject to adjustment based upon changes to our credit ratings.  As of June 30, 2016, the interest rate for the amounts outstanding under our term loan was 1.87% and 2.27% for the 5-year and 7-year term loan, respectively. As of June 30, 2016, our 5-year and 7-year term loans each had outstanding balances of $200.0 million.

On February 16, 2016, we redeemed at par $139.1 million of our 6.25% senior unsecured notes due 2016.

During the six months ended June 30, 2016, we paid an aggregate of $14.0 million of distributions on our series D and series E preferred shares.  On May 15, 2016, we redeemed all of our 11,000,000 outstanding series E preferred shares at a price of $25.00 per share, for a total of $275.0 million, plus any accrued and unpaid dividends. The redemption payment occurred on May 16, 2016 (the first business day following the redemption date). On July 11, 2016, we announced that our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which is expected to be paid on August 15, 2016 to shareholders of record on July 29, 2016.

On March 17, 2016, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. This is in addition to the $200.0 million previously authorized by our Board of Trustees. During the six months ended June 30, 2016, we purchased and retired 983,789 of our common shares at a weighted average price of $25.94 per share for a total investment of $25.5 million. Since the inception of the common share repurchase plan through June 30, 2016, we have purchased and retired a total of 4,394,089 of our common shares at a weighted average price of $25.80 per share, for a total of $113.4 million. We have $236.6 million remaining available under our share repurchase program as of June 30, 2016, of which $86.6 million is scheduled to expire in September 2016.

Our outstanding debt maturities and weighted average interest rates as of June 30, 2016, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
Year	Unsecured Floating Rate Debt	Unsecured Fixed Rate Debt		Secured Fixed Rate Debt		Total(1)	Weighted Average Interest Rate(2)
2016	$—	$—		$1,701		$1,701	5.8%
2017	—	250,000		44,865		294,865	6.2%
2018	—	250,000		3,847		253,847	6.6%
2019	—	—		164,613	(3)	164,613	5.7%
2020	200,000	250,000		1,674		451,674	4.1%
2021	—	—		25,982		25,982	5.7%
2022	200,000	—		799		200,799	2.3%
2023	—	—		702		702	5.7%
2024	—	—		743		743	5.7%
2025	—	—		787		787	5.7%
Thereafter	—	175,000	(4)	204		175,204	5.7%
	$400,000	$925,000		$245,917		$1,570,917	5.0%

(1)	Total debt outstanding as of June 30, 2016, including net unamortized premiums and discounts and net unamortized deferred financing costs, equals $1,557,557.

(2)	Weighted based on current contractual interest rates.

(3)
We have a mortgage loan with an aggregate outstanding principal balance as of June 30, 2016 of $168,616 secured by 1735 Market Street that matures in 2019. Interest on this loan is payable at a rate equal to a spread over LIBOR, but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% per year until December 1, 2016.

(4)	The 5.75% senior unsecured notes due 2042 are callable at par on or after August 1, 2017.

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
During the six months ended June 30, 2016, we sold 16 properties (31 buildings) with a combined 2,039,997 square feet for an aggregate sales price of $413.8 million, excluding closing costs. In July 2016, in a series of transactions, we sold four properties (four buildings), with 1,369,902 square feet for $265.0 million, excluding closing costs.  These properties were classified as held for sale as of June 30, 2016. In July 2016, we sold Sky Park Centre (two buildings), with 63,485 square feet for $13.7 million, excluding closing costs and Raintree Industrial Park (12 buildings), with 563,182 square feet for $11.5 million, excluding closing costs. For more information regarding these transactions, see Notes 3 and 15 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

During the three and six months ended June 30, 2016 and 2015, amounts capitalized at our properties, including properties sold, for tenant improvements, leasing costs and building improvements were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Tenant improvements(1)	$19,537	$11,734	$44,928	$19,901
Leasing costs(2)	10,609	9,698	20,374	20,566
Building improvements(3)	7,713	5,175	14,254	7,925

(1)	Tenant improvements include capital expenditures to improve tenants’ space.

(2)	Leasing costs include leasing related costs such as brokerage commissions and legal expenses.

(3)
Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.

During the three months ended June 30, 2016, commitments made for expenditures in connection with leasing space at our properties were as follows (dollar and square foot measures in thousands, except per square foot measures):

	New Leases	Renewals	Total
Rentable square feet leased during the period	495	307	802
Tenant improvements and leasing commissions	$33,438	$5,735	$39,173
Tenant improvements and leasing commissions per rentable square foot	$67.56	$18.68	$48.85
Weighted average lease term by square foot (years)	10.2	5.5	8.4
Total tenant improvements and leasing commissions per rentable square foot per year	$6.64	$3.42	$5.84

Debt Covenants

Our unsecured debt obligations at June 30, 2016 were our term loans and our publicly issued senior unsecured notes. Our public debt indenture and related supplements, our revolving credit facility and our term loan agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios.  At June 30, 2016, we believe we were in compliance with all covenants under both our indenture and related supplements, and under our revolving credit facility and our term loan agreement.  In addition to our unsecured debt obligations, we had $244.9 million (including net unamortized premiums and discounts and net unamortized deferred financing costs) of mortgage notes outstanding at June 30, 2016.

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

Off Balance Sheet Arrangements

As of June 30, 2016, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We had no swaps or hedges as of June 30, 2016, other than the cash flow hedges associated with our $168.6 million of mortgage debt and $400.0 million of our floating rate debt described in Note 9 to the notes to our condensed consolidated financial statements, under “Our Investment and Financing Liquidity and Resources” above in Part I, Item 2 and under “Quantitative and Qualitative Disclosures About Market Risk” included in Part I, Item 3 of this Quarterly Report.

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
The following table provides a reconciliation of net income to FFO attributable to Equity Commonwealth common shareholders and a calculation to Normalized FFO attributable to Equity Commonwealth common shareholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Reconciliation to FFO:
Net income	$87,844	$12,616	$134,246	$26,246
Real estate depreciation and amortization	37,064	53,637	73,108	116,336
Loss on asset impairment	43,736	15,258	43,736	17,162
Gain (loss) on sale of properties	(106,375)	2,708	(143,041)	(3,160)
FFO attributable to Equity Commonwealth	62,269	84,219	108,049	156,584
Preferred distributions	(6,981)	(6,981)	(13,962)	(13,962)
Excess fair value of consideration paid over carrying value of preferred shares	(9,609)	—	(9,609)	—
FFO attributable to Equity Commonwealth common shareholders	$45,679	$77,238	$84,478	$142,622

Reconciliation to Normalized FFO:
FFO available for Equity Commonwealth common shareholders	$45,679	$77,238	$84,478	$142,622
Lease value amortization	3,867	1,793	4,988	3,267
Straight line rent adjustments	(5,599)	(1,864)	(9,430)	(1,683)
(Gain) loss on early extinguishment of debt	—	(10,426)	118	(9,998)
Minimum cash rent from direct financing lease	—	2,032	—	4,064
Interest earned from direct financing lease	—	(119)	—	(260)
Shareholder litigation costs and transition-related expenses	35	(215)	1,137	3,257
Transition services fee	—	180	—	2,415
Gain on sale of securities	—	—	—	(3,080)
Foreign currency exchange (gain) loss	—	(856)	5	(856)
Excess fair value of consideration paid over carrying value of preferred shares	9,609	—	9,609	—
Normalized FFO attributable to Equity Commonwealth common shareholders	$53,591	$67,763	$90,905	$139,748

Property Net Operating Income (NOI)

We use property net operating income, or NOI, to evaluate the performance of our properties. We define NOI as income from our real estate including lease termination fees received from tenants less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions and corporate level expenses.

The following table includes the reconciliation of NOI to net income, the most directly comparable financial measure under GAAP reported in our consolidated financial statements.  We consider NOI to be an appropriate supplemental measure to net income because we believe it helps to understand the operations of our properties.  We use NOI internally to evaluate property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, net income attributable to Equity Commonwealth common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  This measure should be considered in conjunction with net income, net income attributable to Equity Commonwealth common shareholders, operating income and cash flow from operating activities as presented in our consolidated statements of operations, consolidated statements of comprehensive income and consolidated statements of cash flows.  Other REITs and real estate companies may calculate NOI differently than we do.

A reconciliation of NOI to net income for the three and six months ended June 30, 2016 and 2015, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Rental income	$121,735	$163,697	$231,623	$331,669
Tenant reimbursements and other income	23,632	39,997	50,879	85,080
Operating expenses	(51,393)	(89,686)	(108,651)	(187,557)
NOI	$93,974	$114,008	$173,851	$229,192

NOI	$93,974	$114,008	$173,851	$229,192
Depreciation and amortization	(37,331)	(53,637)	(73,582)	(116,336)
General and administrative	(12,177)	(10,911)	(25,489)	(27,469)
Loss on asset impairment	(43,736)	(15,258)	(43,736)	(17,162)
Operating income	730	34,202	31,044	68,225

Interest and other income	2,204	728	4,171	4,176
Interest expense	(21,300)	(27,973)	(43,647)	(57,815)
Gain (loss) on early extinguishment of debt	—	10,426	(118)	9,998
Foreign currency exchange gain (loss)	—	856	(5)	856
Gain (loss) on sale of properties	106,375	(2,708)	143,041	3,160
Income from continuing operations before income taxes	88,009	15,531	134,486	28,600
Income tax expense	(165)	(2,915)	(240)	(2,354)
Net income	$87,844	$12,616	$134,246	$26,246

Related Person Transactions

For information about our related person transactions, see Note 14 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see Note 11 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report and under “Results of Operations” included in Part I, Item 2 of this Quarterly Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to risks associated with market changes in interest rates, as set forth below.

Interest Rate Risk

We manage our exposure to interest rate risk by monitoring available financing alternatives. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

At June 30, 2016, our outstanding fixed rate debt consisted of the following senior unsecured notes and secured mortgage notes (dollars in thousands):

Senior Unsecured Notes:

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense(1)	Maturity		Interest Payment Due
6.250% senior unsecured notes due 2017	$250,000	6.25%	$15,625	6/15/2017		Semi-Annually
6.650% senior unsecured notes due 2018	250,000	6.65%	16,625	1/15/2018		Semi-Annually
5.875% senior unsecured notes due 2020	250,000	5.88%	14,688	9/15/2020		Semi-Annually
5.750% senior unsecured notes due 2042	175,000	5.75%	10,063	8/1/2042	(2)	Quarterly
	$925,000		$57,001

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

(2)	The 5.75% senior unsecured notes due 2042 are callable at par on or after August 1, 2017.

No principal repayments are due under our senior unsecured notes until maturity.

Secured Mortgage Notes:

Debt	Principal Balance(1)	Annual Interest Rate(1)		Annual Interest Expense(1)	Maturity	Interest Payment Due
Parkshore Plaza	$41,275	5.67%		$2,373	5/1/2017	Monthly
1735 Market Place	168,616	5.66%	(2)	9,650	12/2/2019	Monthly
206 East 9th Street	27,281	5.69%		1,601	1/5/2021	Monthly
33 Stiles Lane	2,603	6.75%		201	3/1/2022	Monthly
97 Newberry Road	6,142	5.71%		378	3/1/2026	Monthly
	$245,917			$14,203

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

(2)
Interest on this loan is payable at a rate equal to a spread over LIBOR, but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% until December 1, 2016.  The floating interest rate at June 30, 2016 was 3.09%.

Some of our secured notes require principal and interest payments through maturity pursuant to amortization schedules, and some of our secured notes require interest only payments through maturity.

Swap Agreements

We have interest rate swap agreements to manage our interest rate risk exposure on $168.6 million of mortgage notes due 2019, which require us to pay interest at a rate equal to a spread over LIBOR.  These interest rate swap agreements effectively modify our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements.  Approximately 10.8% ($168.6 million) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at June 30, 2016.  As of June 30, 2016, the fair value of our derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive loss in our condensed consolidated balance sheet totaled $1.8 million.

Cap Agreement

We entered into an interest rate cap agreement on March 4, 2016, effective April 1, 2016, to manage our interest rate risk exposure on $400.0 million of floating rate debt, which requires us to pay interest at a rate equal to a spread over LIBOR. From and after the effective date, this interest rate cap agreement reduces our exposure to variability in expected future cash outflows attributable to changes in LIBOR, relating to a portion of our outstanding floating rate debt, by protecting us from increases in the hedged cash flows on our floating rate debt attributable to changes in LIBOR above the strike rate of the interest rate cap. As of June 30, 2016, the fair value of our derivative instruments included in other assets and cumulative other comprehensive loss in our condensed consolidated balance sheet totaled $0.1 million.

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

Floating Rate Debt

At June 30, 2016, our outstanding floating rate debt consisted of our term loans.  Our $200.0 million 5-year term loan matures in January 2020 and our $200.0 million 7-year term loan matures in January 2022.  Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus spreads that are subject to adjustment based upon changes to our credit ratings, but as of June 30, 2016, we had no balance outstanding and $750.0 million available under our revolving credit facility.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  Effective April 1, 2016, we entered into an interest rate cap agreement with respect to $400.0 million of floating rate debt, as described above under “Cap Agreement.” In addition, upon renewal or refinancing of our revolving credit facility or term loan, we are vulnerable to increases in interest rates due to market conditions or our perceived credit risk.  Generally, a change in market interest rates would not affect the value of these floating rate debts, but would affect our operating results.  The following table presents the impact a 100 basis point increase in interest rates, including the impact of the interest rate cap, would have on our floating rate interest expense as of June 30, 2016 (dollars in thousands):

	Impact of Changes in Interest Rates
			Total Interest
	Interest Rate Per Year(1)	Outstanding Debt	Expense Per Year
Term loans at June 30, 2016	1.87%/2.27%	$400,000	$8,260
100 basis point increase	2.87%/3.27%	$400,000	$12,260

(1)	Based on the interest rates and outstanding borrowings of our floating rate debt as of June 30, 2016.

Foreign Currency Risk

Prior to the sale of our Australian portfolio, there was a risk that our financial results were affected by changes in currency exchange rates.  As a result of the sale of our Australian portfolio, our primary exposure to foreign currency exchange rates subsequent to the June 2015 disposition related to the translation of the cash and cash equivalent balance at our Australian subsidiary from Australian dollars into U.S. dollars.  As of June 30, 2016, we no longer have any foreign currency risk.
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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.4
Supplemental Indenture No. 17, dated as of June 25, 2007, between the Company and U.S. Bank, relating to the Company’s 6.25% Senior Notes due 2017, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File Number 001-09317.)

4.5
Supplemental Indenture No. 18, dated as of September 18, 2007, between the Company and U.S. Bank, relating to the Company’s 6.65% Senior Notes due 2018, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File Number 001-09317.)

4.6
Supplemental Indenture No. 20, dated as of September 17, 2010, between the Company and U.S. Bank, relating to the Company’s 5.875% Senior Notes due 2020, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)

4.7
Supplemental Indenture No. 21, dated as of July 25, 2012, between the Company and U.S. Bank, relating to the Company’s 5.75% Senior Notes due 2042, including form thereof. (Incorporated by reference to the Company’s Registration Statement on Form 8-A dated July 25, 2012.)

10.1
Form of Restricted Stock Agreement for Trustees under Equity Commonwealth 2015 Equity Incentive Plan. (Incorporated by reference to the Registrant’s Annual Report on Form 8-K filed June 15, 2016, File Number 001-09317.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
President and Chief Executive Officer
Dated: July 29, 2016

By:	/s/ Adam S. Markman
Adam S. Markman
Executive Vice President, Chief Financial Officer and Treasurer
Dated: July 29, 2016