Form 10-Q
period 2016-09-30
Equity Commonwealth
filed 2016-11-03
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of October 27, 2016:  125,532,523.

EQUITY COMMONWEALTH

FORM 10-Q

September 30, 2016

EXPLANATORY NOTE

References in this Quarterly Report on Form 10-Q to the Company, EQC, we, us or our, refer to Equity Commonwealth and its consolidated subsidiaries as of September 30, 2016, unless the context indicates otherwise.

i

PART I.      Financial Information

Item 1.         Financial Statements.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	September 30, 2016	December 31, 2015
		(audited)
ASSETS
Real estate properties:
Land	$293,225	$389,410
Buildings and improvements	2,642,588	3,497,942
	2,935,813	3,887,352
Accumulated depreciation	(751,882)	(898,939)
	2,183,931	2,988,413
Properties held for sale	13,463	—
Acquired real estate leases, net	52,017	88,760
Cash and cash equivalents	2,405,174	1,802,729
Restricted cash	36,755	32,245
Rents receivable, net of allowance for doubtful accounts of $4,515 and $7,715, respectively	150,728	174,676
Other assets, net	123,699	144,341
Total assets	$4,965,767	$5,231,164

LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior unsecured debt, net	$1,313,267	$1,450,606
Mortgage notes payable, net	243,993	246,510
Liabilities related to properties held for sale	667	—
Accounts payable and accrued expenses	87,003	123,587
Assumed real estate lease obligations, net	2,140	4,296
Rent collected in advance	21,529	27,340
Security deposits	8,128	10,338
Total liabilities	1,676,727	1,862,677

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6 1/2% cumulative convertible; 4,915,196 shares issued and outstanding, aggregate liquidation preference of $122,880	119,263	119,263
Series E preferred shares; 7 1/4% cumulative redeemable on or after May 15, 2016; 0 and 11,000,000 shares issued and outstanding, respectively, aggregate liquidation preference $0 and $275,000, respectively	—	265,391
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 125,532,523 and 126,349,914 shares issued and outstanding, respectively	1,255	1,263
Additional paid in capital	4,402,927	4,414,611
Cumulative net income	2,554,343	2,333,709
Cumulative other comprehensive loss	(1,117)	(3,687)
Cumulative common distributions	(3,111,868)	(3,111,868)
Cumulative preferred distributions	(675,763)	(650,195)
Total shareholders’ equity	3,289,040	3,368,487
Total liabilities and shareholders’ equity	$4,965,767	$5,231,164
See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$92,722	$125,459	$324,345	$457,128
Tenant reimbursements and other income	21,910	33,749	72,789	118,829
Total revenues	114,632	159,208	397,134	575,957
Expenses:
Operating expenses	49,313	73,571	157,964	261,128
Depreciation and amortization	29,184	40,522	102,766	156,858
General and administrative	13,277	16,249	38,766	43,718
Loss on asset impairment	—	—	43,736	17,162
Total expenses	91,774	130,342	343,232	478,866
Operating income	22,858	28,866	53,902	97,091
Interest and other income	3,013	637	7,184	4,813
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $948, $171, $2,880 and $23, respectively)	(21,427)	(25,111)	(65,074)	(82,926)
(Loss) gain on early extinguishment of debt	—	(3,887)	(118)	6,111
Foreign currency exchange loss	—	(9,809)	(5)	(8,953)
Gain on sale of properties	82,169	39,793	225,210	42,953
Income before income taxes	86,613	30,489	221,099	59,089
Income tax expense	(225)	(23)	(465)	(2,377)
Net income	86,388	30,466	220,634	56,712
Preferred distributions	(1,997)	(6,981)	(15,959)	(20,943)
Excess fair value of consideration paid over carrying value of preferred shares	—	—	(9,609)	—
Net income attributable to Equity Commonwealth common shareholders	$84,391	$23,485	$195,066	$35,769

Weighted average common shares outstanding — basic	125,533	128,739	125,627	129,386
Weighted average common shares outstanding — diluted	126,568	129,878	127,009	130,093
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.67	$0.18	$1.55	$0.28
Diluted	$0.67	$0.18	$1.54	$0.27

See accompanying notes.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$86,388	$30,466	$220,634	$56,712

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivative instruments and other assets	1,117	821	2,570	(843)
Foreign currency translation adjustments	—	—	—	48,917
Total comprehensive income	$87,505	$31,287	$223,204	$104,786

See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$220,634	$56,712
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	79,128	117,239
Net amortization of debt discounts, premiums and deferred financing fees	2,880	23
Straight line rental income	(12,384)	(3,512)
Amortization of acquired real estate leases	18,289	28,386
Other amortization	11,219	17,224
Share-based compensation	13,871	11,765
Loss on asset impairment	43,736	17,162
Loss (gain) on early extinguishment of debt	118	(6,111)
Foreign currency exchange loss	5	8,953
Net gain on sale of properties	(225,210)	(42,953)
Change in assets and liabilities:
Restricted cash	(6,119)	(6,275)
Rents receivable and other assets	(20,474)	(46,607)
Accounts payable and accrued expenses	(5,303)	(5,769)
Rent collected in advance	(3,912)	(6,112)
Security deposits	234	1,298
Cash provided by operating activities	116,712	141,423

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(92,106)	(43,396)
Principal payments received from direct financing lease	—	5,717
Proceeds from sale of properties, net	1,034,403	1,425,590
Proceeds from sale of securities	—	27,068
Decrease (increase) in restricted cash	1,609	(3,238)
Cash provided by investing activities	943,906	1,411,741

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common shares	(25,563)	(87,983)
Redemption of preferred shares	(275,000)	—
Payments on borrowings	(141,591)	(142,868)
Deferred financing fees	(52)	(7,143)
Distributions to preferred shareholders	(15,959)	(20,943)
Cash used in financing activities	(458,165)	(258,937)

Effect of exchange rate changes on cash	(8)	(9,581)

Increase in cash and cash equivalents	602,445	1,284,646
Cash and cash equivalents at beginning of period	1,802,729	364,516
Cash and cash equivalents at end of period	$2,405,174	$1,649,162
See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$69,373	$93,598
Taxes paid	103	5,853

NON-CASH INVESTING ACTIVITIES:
Increase (decrease) in capital expenditures recorded as liabilities	$3,191	$(9,753)

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

Note 2.  Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently in the process of evaluating the impact, if any, the adoption of this ASU will have on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires more timely recognition of credit losses associated with financial assets. This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. We are currently in the process of evaluating the impact, if any, the adoption of this ASU will have on our condensed consolidated financial statements.

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

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08.  ASU 2014-08 changes the criteria for reporting a discontinued operation.  Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation.  We adopted ASU 2014-08 on January 1, 2015, and determined that our 2016 dispositions, 2015 dispositions and properties held for sale as of September 30, 2016 do not individually represent a strategic shift, as defined by the standard, that has or will have a major effect on our operations and financial results. As a result, the 2016 and 2015 dispositions and properties held for sale have not been presented as discontinued operations in the statements of operations.

Note 3.  Real Estate Properties

During the nine months ended September 30, 2016 and 2015, we made improvements, excluding tenant-funded improvements, to our properties totaling $88.5 million and $46.7 million, respectively.

Properties Held For Sale:

We classify all properties that meet the criteria outlined in the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification (Codification) as held for sale on our condensed consolidated balance sheets.  As of December 31, 2015, we had no properties classified as held for sale. As of September 30, 2016, we classified the following property as held for sale (dollars in thousands):

Asset	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price
7800 Shoal Creek Boulevard	October 2016	1	4	151,917	$29,210

Summarized balance sheet information for the property classified as held for sale is as follows (in thousands):

September 30, 2016
Real estate properties	$12,952
Other assets, net	511
Properties held for sale	$13,463

Accounts payable and accrued expenses	$337
Rent collected in advance	19
Security deposits	311
Liabilities related to properties held for sale	$667

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property Dispositions:

During the nine months ended September 30, 2016, we sold the following properties (dollars in thousands):

Asset	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price	Gain (Loss) on Sale
Properties
Executive Park	February 2016	1	9	427,443	$50,865	$16,531
3330 N Washington Boulevard	March 2016	1	1	55,719	11,250	5,455
111 East Kilbourn Avenue	March 2016	1	1	373,669	60,500	14,677
1525 Locust Street	April 2016	1	1	98,009	17,700	8,956
633 Ahua Street	April 2016	1	1	93,141	29,000	15,963
Lakewood on the Park	May 2016	1	2	180,558	37,100	13,616
Leased Land	June 2016	1	7	—	48,450	15,914
9110 East Nichols Avenue	June 2016	1	1	143,958	17,200	642
111 River Street(1)	July 2016	1	1	566,215	235,000	78,240
Sky Park Centre	July 2016	1	2	63,485	13,700	4,745
Raintree Industrial Park	July 2016	1	12	563,182	11,500	(653)
8701 N Mopac	August 2016	1	1	121,901	21,500	8,394

Portfolios of properties
812 San Antonio Street	May 2016	1	1	59,321
1601 Rio Grande Street	May 2016	1	1	56,219
Downtown Austin portfolio		2	2	115,540	$32,600	$20,584

785 Schilinger Road South	June 2016	1	1	72,000
401 Vine Street	June 2016	1	1	53,980
633 Frazier Drive	June 2016	1	1	150,000
9840 Gateway Boulevard North	June 2016	1	1	72,000
3003 South Expressway 281	June 2016	1	1	150,000
1331 North Center Parkway	June 2016	1	1	53,980
Movie theater portfolio		6	6	551,960	$109,100	$30,595

128 Crews Drive	July 2016	1	1	185,600
111 Southchase Boulevard	July 2016	1	1	168,087
1043 Global Avenue	July 2016	1	1	450,000
South Carolina industrial portfolio		3	3	803,687	$30,000	$7,244

100 East Wisconsin Avenue	August 2016	1	1	435,067
111 Monument Circle	August 2016	1	2	1,121,764
101-115 W. Washington Street	August 2016	1	1	634,058
North Point Office Complex	August 2016	1	2	873,335
Midwest portfolio		4	6	3,064,224	$416,900	$(15,808)
		27	56	7,222,691	$1,142,365	$225,095

(1)	Property sale represented a leasehold interest.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the year ended December 31, 2015, we disposed of 91 properties (135 buildings) and one land parcel with a combined 18.9 million square feet for an aggregate gross sales price of $2.0 billion, excluding closing costs.

Note 4.  Real Estate Mortgages Receivable

As of September 30, 2016 and December 31, 2015, we had total real estate mortgages receivable with an aggregate carrying value of $8.1 million included in other assets in our condensed consolidated balance sheets.  We provided mortgage financing totaling $7.7 million at 6.0% per annum in connection with our sale of three suburban office and industrial properties (18 buildings) in January 2013 in Dearborn, MI; this real estate mortgage requires monthly interest payments and matures on January 24, 2023.  We also provided mortgage financing totaling $0.4 million at 6.0% per annum in connection with our sale of a suburban office property in Salina, NY in April 2012. This real estate mortgage requires monthly interest payments and matures on April 30, 2019.

We monitor the payment history of the borrowers and have determined that no allowance for losses related to these real estate mortgages receivable was necessary at September 30, 2016, and December 31, 2015.

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

Borrowings under our revolving credit facility currently bear interest at LIBOR plus a spread, which was 125 basis points as of September 30, 2016.  As of September 30, 2016, the interest rate payable on borrowings under our revolving credit facility was 1.78%.  As of September 30, 2016, we had no balance outstanding and $750.0 million available under our revolving credit facility and the facility fee as of September 30, 2016 was 0.25%. Our term loans currently bear interest at a rate of LIBOR plus a spread, which was 140 and 180 basis points for the 5-year and 7-year term loan, respectively, as of September 30, 2016.  As of September 30, 2016, the interest rates for the amounts outstanding under our 5-year term loan and 7-year term loan were 1.93% and 2.33%, respectively.  As of September 30, 2016, we had $200.0 million outstanding under each of our 5-year and 7-year term loans.

Debt Covenants:

Our public debt indenture and related supplements and our credit agreement contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.  At September 30, 2016, we believe we

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

were in compliance with all of our respective covenants under our public debt indenture and related supplements and our credit agreement.

Senior Unsecured Notes:

At September 30, 2016, we had senior unsecured notes of $925.0 million (excluding net discounts and unamortized deferred financing fees) maturing from 2017 through 2042.

On February 16, 2016, we redeemed at par $139.1 million of our 6.25% senior unsecured notes due 2016 and recognized a loss on early extinguishment of debt of $0.1 million from the write-off of an unamortized discount and unamortized deferred financing fees for the nine months ended September 30, 2016.

Mortgage Notes Payable:

At September 30, 2016, five of our properties (8 buildings) with an aggregate net book value of $293.3 million had secured mortgage notes totaling $244.0 million (including net premiums and unamortized deferred financing fees) maturing from 2017 through 2026.

Note 6.  Shareholders’ Equity

Common Share Issuances:

See Note 10 for information regarding equity issuances related to share-based compensation.

Common Share Repurchases:

On August 24, 2015, our Board of Trustees approved a common share repurchase plan, which authorizes the repurchase of up to $100.0 million of our outstanding common shares over the twelve month period following the date of authorization. On September 14, 2015, our Board of Trustees authorized the repurchase of up to an additional $100.0 million of our outstanding common shares over the twelve month period following the date of authorization. On March 17, 2016, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. During the nine months ended September 30, 2016, we purchased and retired 983,789 of our common shares at a weighted average price of $25.94 per share, for a total of $25.5 million. Since the inception of the common share repurchase plan through September 30, 2016, we have purchased and retired a total of 4,394,089 of our common shares at a weighted average price of $25.80 per share, for a total of $113.4 million. In August and September 2016, the first two share repurchase authorizations, of which $86.6 million was not utilized, expired. The $150.0 million of remaining authorization available under our share repurchase program as of September 30, 2016 is scheduled to expire in March 2017.

Preferred Share Redemption:

On May 15, 2016, we redeemed all of our 11,000,000 outstanding series E preferred shares at a price of $25.00 per share, for a total of $275.0 million, plus any accrued and unpaid dividends. The redemption payment occurred on May 16, 2016 (the first business day following the redemption date). We recorded $9.6 million related to the excess fair value of consideration paid over the carrying value of the preferred shares as a reduction to net income attributable to common shareholders for the nine months ended September 30, 2016.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Preferred Share Distributions:

In 2016, our Board of Trustees declared distributions on our series D preferred shares and series E cumulative redeemable preferred shares to date as follows:

Declaration Date	Record Date	Payment Date	Series D Dividend Per Share	Series E Dividend Per Share
January 26, 2016	February 5, 2016	February 16, 2016	$0.40625	$0.453125
April 15, 2016	April 25, 2016	May 16, 2016	$0.40625	$0.453125
July 11, 2016	July 29, 2016	August 15, 2016	$0.40625	$—
October 10, 2016	October 28, 2016	November 15, 2016	$0.40625	$—

Note 7.  Cumulative Other Comprehensive Loss

The following tables present the amounts recognized in cumulative other comprehensive loss for the three and nine months ended September 30, 2016 (in thousands):

Unrealized Loss on Derivative Instruments
Balance as of July 1, 2016	$(2,234)

Other comprehensive income before reclassifications	23
Amounts reclassified from cumulative other comprehensive loss to net income	1,094
Net current period other comprehensive income	1,117

Balance as of September 30, 2016	$(1,117)

Unrealized Loss on Derivative Instruments
Balance as of January 1, 2016	$(3,687)

Other comprehensive loss before reclassifications	(748)
Amounts reclassified from cumulative other comprehensive loss to net income	3,318
Net current period other comprehensive income	2,570

Balance as of September 30, 2016	$(1,117)

The following table presents reclassifications out of cumulative other comprehensive loss for the three and nine months ended September 30, 2016 (in thousands):

	Amounts Reclassified from Cumulative Other Comprehensive Loss to Net Income
Details about Cumulative Other Comprehensive Loss Components	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016	Affected Line Items in the Statement of Operations
Interest rate swap contracts	$1,094	$3,318	Interest expense

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

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our provision for income taxes consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Current:
State	$225	$90	$465	$270
Federal	—	—	—	525
Foreign	—	(67)	—	2,337
	225	23	465	3,132
Deferred:
Foreign	—	—	—	(755)
	—	—	—	(755)
Income tax expense	$225	$23	$465	$2,377

Note 9.  Derivative Instruments

Risk Management Objective of Using Derivatives

We are exposed to certain risks relating to our ongoing business operations, including the effect of changes in interest rates.  The only risk we currently manage by using derivative instruments is related to our interest rate risk.

We may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions. We do not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, we only enter into derivative financial instruments with counterparties with high credit ratings or with major financial institutions with which we and our affiliates may also have other financial relationships. We do not anticipate that any of the counterparties will fail to meet their obligations.

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

Amounts reported in cumulative other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $0.7 million will be reclassified from cumulative other comprehensive loss as an increase to interest expense.

We have interest rate swap agreements to manage our interest rate risk exposure on $168.1 million of mortgage debt due 2019, which require interest at a spread over LIBOR.  The interest rate swap agreements utilized by us qualify as cash flow hedges and effectively modify our exposure to interest rate risk by converting our floating interest rate debt to a fixed interest rate basis for this loan through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On March 4, 2016, we purchased an interest rate cap with a LIBOR strike price of 2.50%. The interest rate cap, effective April 1, 2016, has a notional amount of $400.0 million and a maturity date of March 1, 2019.

As of September 30, 2016, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount (in thousands)
Interest rate swap	2	$168,103
Interest rate cap	1	$400,000

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 (amounts in thousands):

		Fair Value as of
Interest Rate Derivative Designated as Hedging Instrument	Balance Sheet Location	September 30, 2016	December 31, 2015
Pay-fixed swaps	Accounts payable and accrued expenses	$(707)	$(3,687)
Interest rate cap	Other assets	$112	$—

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amount of gain (loss) recognized in cumulative other comprehensive loss	$23	$(418)	$(748)	$(1,378)
Amount of loss reclassified from cumulative other comprehensive loss into interest expense	1,094	1,239	3,318	3,698

Credit-risk-related Contingent Features

Our agreements with each of our derivative counterparties contain a provision providing that if we default or are capable of being declared in default on any of our indebtedness, we could also be declared in default on our derivative obligations.

As of September 30, 2016, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $1.1 million. As of September 30, 2016, we have not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their aggregate termination value of $1.1 million at September 30, 2016.

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

Recipients of the Company’s restricted shares have the same voting rights as any other common shareholder. During the period of restriction, the Company’s unvested restricted shareholders are eligible to receive dividend payments on their shares at the same rate and on the same date as any other common shareholder. Recipients of the Company’s restricted stock units (RSUs) are entitled to receive dividends with respect to the common shares underlying the RSUs if and when the RSUs are earned, at which time the recipient will be entitled to receive an amount in cash equal to the aggregate amount of cash dividends that would have been paid in respect of the common shares underlying the recipient’s earned RSUs had such common

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

shares been issued to the recipient on the first day of the performance period. To the extent that an award does not vest, the dividends will be forfeited.

2016 Equity Award Activity

On June 16, 2016, in accordance with the Company’s compensation plan for independent Trustees, the Committee awarded each of the nine independent Trustees $0.1 million in restricted shares as part of their compensation for the 2016-2017 year of service on the Board of Trustees. These awards equated to 3,463 shares per Trustee, for a total of 31,167 shares, valued at $28.88 per share, the closing price of our common shares on the New York Stock Exchange (NYSE) on that day. These shares vest one year after the date of the award.
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
The RSUs are market based awards with a service condition and recipients may earn the RSU grants based on the Company’s total shareholder return (TSR) relative to the TSR's for the constituent REITs that comprise the NAREIT Office Index for the performance period of January 26, 2016 - January 26, 2019. Following the end of the performance period on January 26, 2019, the number of earned awards will be determined. The earned awards vest in two tranches with 50% of the earned award vesting on January 26, 2019 and the remaining 50% of the earned award vesting on January 26, 2020, subject to the grant recipient’s continued employment. Compensation expense for the RSU awards was determined using a Monte Carlo simulation model and is being recognized ratably from the grant date to the vesting date of each tranche.

During the nine months ended September 30, 2016, due to employee departures, 539 restricted shares were forfeited with an average price per share value at grant date of $26.82, and 1,094 RSUs were forfeited with an average per share fair value at grant date of $38.72.

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
The RSUs are market based awards with a service condition and recipients may earn the RSU grants based on the Company’s total shareholder return (TSR) relative to the TSR's for the constituent REITs that comprise the NAREIT Office Index for the performance period of January 28, 2015 - January 28, 2018. Following the end of the performance period on January 28, 2018, the number of earned awards will be determined. The earned awards vest in two tranches with 50% of the earned award vesting on January 28, 2018 and the remaining 50% of the earned award vesting on January 28, 2019, subject to the grant recipient’s continued employment. Compensation expense for the RSU awards was determined using a Monte Carlo simulation model and is being recognized ratably from the grant date to the vesting date of each tranche.
During the nine months ended September 30, 2015, 8,115 restricted shares were forfeited with an average per share fair value at grant date of $26.64, and 16,475 RSUs were forfeited with an average per share fair value at grant date of $20.50.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Outstanding Equity Awards
As of September 30, 2016, the estimated future compensation expense for all unvested restricted share grants was $14.1 million. Compensation expense for the restricted share awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares is approximately 2.3 years.
As of September 30, 2016, the estimated future compensation expense for all unvested RSUs was $22.2 million. The weighted average period over which the future compensation expense will be recorded for the RSUs is approximately 2.2 years.
The assumptions and fair values for the RSUs granted for the nine months ended September 30, 2016 are included in the following table on a per share basis.

2016
Fair value of RSUs granted	$38.80
Expected term (years)	4
Expected volatility	—
Expected dividend yield	1.86%
Risk-free rate	1.07%
During the three months ended September 30, 2016 and 2015, we recorded $4.9 million and $3.7 million, respectively, and during the nine months ended September 30, 2016 and 2015, we recorded $13.9 million and $11.8 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our Board of Trustees and the Company's employees related to our Plan. At September 30, 2016, 2,358,464 common shares remain available for issuance under the Plan.
Note 11.  Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value during 2016, categorized by the level of inputs used in the valuation of each asset and liability (dollars in thousands):

		Fair Value at September 30, 2016 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements:
Effective portion of interest rate swap contracts	$(707)	$—	$(707)	$—
Effective portion of interest rate cap contract	112	—	112	—

Effective Portion of Interest Rate Swap and Cap Contracts

The fair value of our interest rate swap and cap contracts is determined using the net discounted cash flows of each derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated credit spreads of the counterparties (level 3 inputs).  Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  As of September 30, 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified as level 2 inputs in the fair value hierarchy.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivative Liability

On July 31, 2014, our shareholders voted to approve the reimbursement of verified expenses incurred by Related Fund Management, LLC and Corvex Management LP (Related/Corvex) (see Note 14 for additional information). Approximately $16.7 million was paid during the year ended December 31, 2014. Up to $8.4 million was to be reimbursed only if the average closing price of our common shares was at least $26.00 (as adjusted for any share splits or share dividends) during the one year period after the date on which the reimbursement was approved by shareholders, and up to $8.4 million was to be reimbursed only if the average closing price of our common shares was at least $26.00 (as adjusted for any share splits or share dividends) during the one year period between the first and second anniversaries of the date on which the reimbursement was approved by shareholders. The average closing price of our common shares was at least $26.00 during both the first and second one year periods after the date on which the reimbursement was approved by shareholders, and as a result, in August 2016 and 2015 we paid an $8.2 million final payment and $8.4 million, respectively, to Related/Corvex.

Prior to the payment of the reimbursement in August 2016, the potential future reimbursement of $8.4 million for the second one year period represented a derivative instrument as codified in ASC 815 Derivatives and Hedging which required the potential future reimbursement to be recorded at fair value at each reporting date. The fair value of the derivative liability as of September 30, 2016 and December 31, 2015 was $0 and $7.2 million, respectively. We recognized (income) expense of $(0.1) million and $1.0 million for the three and nine months ended September 30, 2016, respectively, which was recorded in general and administrative expenses in our condensed consolidated statement of operations for such periods.

Properties Held and Used

As part of our disposition plan, and pursuant to our accounting policy, in 2016, we evaluated the recoverability of the carrying values of each of the real estate assets that comprised our portfolio and determined that due to the shortening of the expected periods of ownership as a result of the disposition plan and current estimates of market value, it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio to their estimated fair values. We anticipate the potential disposition of certain properties prior to the end of their remaining useful lives. As a result, in the second quarter, we recorded an impairment charge related to 111 Monument Circle, 101-115 W. Washington Street and 100 East Wisconsin Avenue of $43.7 million for the nine months ended September 30, 2016 in accordance with our impairment analysis procedures. We determined these impairments based on third party offer prices and independent third party broker information, which are level 2 inputs according to the fair value hierarchy established in ASC 820. We reduced the aggregate carrying value of these properties from $308.6 million to their estimated fair value of $264.9 million. These properties were sold in August 2016 (see Note 3 for additional information). We evaluated each of our properties and determined there were no additional valuation adjustments necessary at September 30, 2016.

Financial Instruments

In addition to the assets and liabilities described in the above table, our financial instruments include our cash and cash equivalents, real estate mortgages receivable, restricted cash, senior unsecured debt and mortgage notes payable.  At September 30, 2016 and December 31, 2015, the fair value of these additional financial instruments were not materially different from their carrying values, except as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior unsecured debt and mortgage notes payable, net	$1,557,260	$1,618,274	$1,697,116	$1,749,211

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

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, as of September 30, 2016, no single tenant of ours is responsible for more than 5.5% of our total annualized rents.

Our derivative financial instruments, including interest rate swaps and cap, are entered with major financial institutions and we monitor the amount of credit exposure to any one counterparty.

Note 12.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator for earnings per common share - basic and diluted:
Net income	$86,388	$30,466	$220,634	$56,712
Preferred distributions	(1,997)	(6,981)	(15,959)	(20,943)
Excess fair value of consideration paid over carrying value of preferred shares	—	—	(9,609)	—
Numerator for net income per share	$84,391	$23,485	$195,066	$35,769

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic	125,533	128,739	125,627	129,386
Weighted average number of common shares outstanding - diluted(1)	126,568	129,878	127,009	130,093

Net income per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.67	$0.18	$1.55	$0.28
Diluted	$0.67	$0.18	$1.54	$0.27

Anti-dilutive securities:
Effect of Series D preferred shares; 6 1/2% cumulative convertible(2)	2,363	2,363	2,363	2,363

(1)
As of September 30, 2016, we had granted RSUs to certain employees, officers, and the chairman of the Board of Trustees.  The RSUs contain both service and market-based vesting components.  None of the RSUs have vested. If the market-based vesting component was measured as of September 30, 2016, and 2015, 1,035 and 1,139 common shares would be issued to the RSU holders, respectively. Using a weighted average basis, 1,035 and 1,139 common shares are reflected in diluted earnings per share for the three months ended September 30, 2016 and 2015, respectively and 1,382 and 707 common shares are reflected in diluted earnings per share for the nine months ended September 30, 2016 and 2015, respectively.

(2)
The Series D preferred shares are excluded from the diluted earnings per share calculation because including the Series D preferred shares would also require that the preferred distributions be added back to net income, resulting in anti-dilution during the periods presented.

Note 13.  Segment Information

Our primary business is the ownership and operation of office properties, and we currently have one reportable segment.  Due to significant dispositions, during the fourth quarter of 2015, we changed the composition of our operating segments from two reportable segments (central business district properties and suburban properties) to one reportable segment.  This change

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

was made based on the financial information reviewed and used by the chief operating decision maker to make operating decisions, assess performance, develop strategy and allocate capital resources. More than 95% of our revenues for the nine months ended September 30, 2016 are from office properties.

Note 14.  Related Person Transactions

The following discussion includes a description of our related person transactions for the nine months ended September 30, 2016 and 2015.

Related Person Transactions Following the Special Meeting:

Equity Group Investments and associated entities: We have a lease with Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman, to occupy office space on the twentieth and twenty-first floors of Two North Riverside Plaza in Chicago, Illinois (20th/21st Floor Office Lease). The initial term of the lease is approximately five years, with one 5-year renewal option. We recently completed improvements to the office space utilizing the $0.7 million tenant improvement allowance provided for by the lease. In connection with the 20th/21st Floor Office Lease, we also have a lease with Two North Riverside Plaza Joint Venture Limited Partnership for storage space in the basement of Two North Riverside Plaza. The lease expires December 31, 2020, however each party has the right to terminate on 30 days' prior written notice. During the three and nine months ended September 30, 2016, we recognized expense of $0.2 million and $0.6 million, respectively, pursuant to the 20th/21st Floor Office Lease and the related storage space.

We had a license agreement with Equity Group Investments, a private investment firm (Equity Group), to use office space on the sixth floor at Two North Riverside Plaza. The license fee included the non-exclusive use of additional areas on the sixth floor (such as conference rooms and common areas), certain administrative services (such as mail room services and reception desk staffing), office equipment, office furniture, supplies, licensee’s share of building operating expenses and real estate taxes and access to one parking space. Mr. Zell, our Chairman, is the Chairman and Chief Executive Officer of Equity Group, and Mr. Helfand, our President and Chief Executive Officer, is the Co-President of Equity Group. The license agreement was terminated as of December 30, 2015. During the three and nine months ended September 30, 2015, we recognized expense of $46,000 and $0.1 million, respectively, pursuant to the license agreement.

We had a sublease with Equity Residential Management, L.L.C. to occupy office space on the tenth floor of Two North Riverside Plaza. Equity Residential Management, L.L.C. leases the space from Two North Riverside Plaza Joint Venture Limited Partnership. The sublease agreement was terminated as of December 30, 2015. During the three and nine months ended September 30, 2015, we recognized expense of $0.1 million and $0.3 million, respectively, pursuant to the tenth floor office sublease.

Related/Corvex: On July 31, 2014, at the reconvened session of our 2014 annual meeting of shareholders, our shareholders voted to approve the reimbursement of approximately $33.5 million of verified expenses incurred by Related/Corvex since February 2013 in connection with their consent solicitations to remove our former Trustees and elect the new Board of Trustees and to engage in related litigation. Approximately $16.7 million was paid during the year ended December 31, 2014.  Up to $8.4 million was to be reimbursed only if the average closing price of our common shares was at least $26.00 (as adjusted for any share splits or share dividends) during the one year period after the date on which the reimbursement was approved by shareholders, and up to $8.4 million was to be reimbursed only if the average closing price of our common shares was at least $26.00 (as adjusted for any share splits or share dividends) during the one year period between the first and second anniversaries of the date on which the reimbursement was approved by shareholders. The average closing price of our common shares was at least $26.00 during both the first and second one year periods after the date on which the reimbursement was approved by shareholders, and as a result, in August 2016 and 2015 we paid an $8.2 million final payment and $8.4 million, respectively, to Related/Corvex.

Transactions with Prior Related Persons:

Certain related person transactions, and their approvals, relate to Reit Management & Research LLC (RMR) and RMR Australia Asset Management Pty Ltd (together, Former Manager) or occurred prior to the election of our new Board of Trustees at the special meeting of shareholders held on May 23, 2014 (Special Meeting) and the appointment of our current executive officers following the Special Meeting, as described below.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Termination and Cooperation Agreement: On September 30, 2014, we entered into a termination and cooperation agreement (Cooperation Agreement) with Former Manager. Under the terms of the agreement, the existing business and property management agreements with RMR terminated effective September 30, 2014.

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

Note 15.  Subsequent Events

In October 2016, we sold one property (four buildings), with 151,917 square feet for $29.2 million, excluding closing costs.  This property was classified as held for sale as of September 30, 2016 (see Note 3).

In October 2016, we purchased a parcel of land adjacent to our Research Park property in Austin, Texas for $2.8 million.

On November 1, 2016, we delivered notice of our intent to redeem at par our $250 million 6.25% senior unsecured notes due 2017 on December 15, 2016.  The notes will be redeemed for cash at a price equal to 100% of the principal amount of the notes plus any accrued and unpaid interest up to, but excluding, the redemption date.

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

At September 30, 2016, our portfolio, excluding properties held for sale, included 37 properties (67 buildings) with a combined 16.7 million square feet for a total investment of $2.9 billion at cost and a depreciated book value of $2.2 billion.

As of September 30, 2016, our overall portfolio was 91.2% leased. During the three months ended September 30, 2016, we entered into leases for 237,000 square feet, including lease renewals for 46,000 square feet and new leases for 191,000 square feet.  Renewal leases entered into during the three months ended September 30, 2016 had weighted average cash and GAAP rental rates that were approximately 14.6% higher and 24.2% higher, respectively, as compared to prior rental rates for the same space, and new leases entered into during the three months ended September 30, 2016 had weighted average cash and GAAP rental rates that were approximately 12.6% lower and 3.4% higher, respectively, than prior rental rates for the same space.  The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatements, the magnitude and timing of contractual rent increases over the lease term, and the years of term for the newly executed leases compared to the prior leases.

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

During the nine months ended September 30, 2016, we sold 27 properties (56 buildings) with a combined 7.2 million square feet for an aggregate gross sales price of $1.1 billion, excluding closing costs. In October 2016, we sold one property (four buildings), with 151,917 square feet for $29.2 million, excluding closing costs. This property was classified as held for sale as of September 30, 2016. For more information regarding this transaction, see Notes 3 and 15 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

We have generated significant proceeds from our dispositions to date and have a cash balance of $2.4 billion as of September 30, 2016. We expect to reinvest the capital received from dispositions to purchase new properties, repay debt, buy back common shares or make other investments or distributions that further our long-term strategic goals. However, we may not be able to make suitable acquisitions or other investments with the proceeds from the dispositions. In addition, as our real estate investments have decreased, our income from operations has also declined.

As part of the disposition plan noted above, and pursuant to our accounting policy, in 2016, we evaluated the recoverability of the carrying values of each of the real estate assets that comprised our portfolio and determined that due to the shortening of the expected periods of ownership as a result of the disposition plan and current estimates of market value, it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio to their estimated fair values. As a result, we recorded an impairment charge of $43.7 million for the nine months ended September 30, 2016 in accordance with our impairment analysis procedures.

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

For the three months ended September 30, 2016 and 2015, we incurred expenses of $6.3 million and $9.8 million, respectively, and for the nine months ended September 30, 2016 and 2015, we incurred expenses of $20.6 million and $34.6 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a portion of the properties' revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of September 30, 2016 and December 31, 2015, we had amounts payable pursuant to these services of $3.5 million.

Property Operations

Leased occupancy data for 2016 and 2015 are as follows (square feet in thousands):

	All Properties(1)		Comparable Properties(2)
	As of September 30,		As of September 30,
	2016	2015	2016	2015
Total properties	37	67	37	37
Total square feet	16,710	25,258	16,710	16,635
Percent leased(3)	91.2%	91.9%	91.2%	92.5%

(1)	Excludes properties sold or classified as held for sale in the period.

(2)	Based on properties owned continuously from January 1, 2015 through September 30, 2016, and excludes properties sold or classified as held for sale during the period.

(3)	Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

The weighted average lease term based on square feet for leases entered into during the three months ended September 30, 2016 was 7.4 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for leases entered into during the three months ended September 30, 2016 totaled $11.0 million, or $47.06 per square foot on average (approximately $6.37 per square foot per year of the lease term).

As of September 30, 2016, approximately 1.5% of our leased square feet and 0.6% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2016.  Renewed and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring for the remainder of 2016 are slightly above market. Lease expirations by year, as of September 30, 2016, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring	Leased Square Feet Expiring(1)	% of Leased Square Feet Expiring(1)	Cumulative % of Leased Square Feet Expiring(1)	Annualized Rental Revenue Expiring(2)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2016	42	221	1.5%	1.5%	$2,448	0.6%	0.6%
2017	88	974	6.4%	7.9%	26,180	6.9%	7.5%
2018	79	1,117	7.3%	15.2%	34,152	9.1%	16.6%
2019	89	1,269	8.3%	23.5%	31,916	8.5%	25.1%
2020	80	3,313	21.7%	45.2%	63,570	16.9%	42.0%
2021	71	1,641	10.8%	56.0%	46,947	12.4%	54.4%
2022	37	755	5.0%	61.0%	26,668	7.1%	61.5%
2023	46	1,602	10.5%	71.5%	45,963	12.2%	73.7%
2024	19	601	3.9%	75.4%	10,932	2.9%	76.6%
2025	18	729	4.8%	80.2%	20,039	5.3%	81.9%
Thereafter	44	3,011	19.8%	100.0%	68,227	18.1%	100.0%
	613	15,233	100.0%		$377,042	100.0%

Weighted average remaining lease term (in years):		5.8			5.6

(1)
Square footage is pursuant to existing leases as of September 30, 2016, excluding leases related to properties classified as held for sale, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of September 30, 2016, plus estimated recurring expense reimbursements; includes triple net lease rents and excludes lease value amortization, straight line rent adjustments, abated ("free") rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

A principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance, except from our government tenants, who usually pay rents monthly in arrears.  As of September 30, 2016, tenants representing 1% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant(1)		Square Feet(2)	% of Total Square Feet(2)	% of Annualized Rental Revenue(3)	Weighted Average Remaining Lease Term
1.	Expedia, Inc.	427	2.8%	5.3%	3.2
2.	Office Depot, Inc.	640	4.2%	4.4%	7.1
3.	PNC Financial Services Group	368	2.4%	3.2%	4.7
4.	Groupon, Inc. (4)	376	2.5%	3.1%	9.3
5.	Flextronics International Ltd.	1,051	6.9%	2.9%	3.2
6.	University of Pennsylvania Health System	267	1.8%	2.2%	9.1
7.	Ballard Spahr LLP	217	1.4%	2.1%	13.4
8.	RE/MAX Holdings, Inc.	248	1.6%	2.0%	11.6
9.	Exelon Corporation	183	1.2%	1.8%	1.7
10.	Georgetown University	240	1.6%	1.7%	3.0
11.	Towers Watson & Co	251	1.6%	1.7%	3.5
12.	M&T Bank Corporation	211	1.4%	1.6%	2.0
13.	Wm. Wrigley Jr. Company	150	1.0%	1.5%	5.3
14.	West Corporation	336	2.2%	1.4%	12.4
15.	Truven Health Analytics	179	1.2%	1.3%	0.4
16.	TheraCom, LLC	156	1.0%	1.2%	6.3
17.	Baxalta, Inc.	260	1.7%	1.2%	11.8
18.	Level 3 Communications, Inc.	95	0.6%	1.1%	9.3
19.	Capital One Financial Corp.	241	1.6%	1.1%	2.3
20.	The United States Government	107	1.6%	1.1%	0.9
21.	ProQuest, LLC	131	0.9%	1.1%	4.6
	Total	6,134	41.2%	43.0%	5.9

(1)	Tenants located in properties classified as held for sale are excluded.

(2)
Square footage is pursuant to existing leases as of September 30, 2016, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease.

(3)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of September 30, 2016, plus estimated recurring expense reimbursements; includes triple net lease rents and excludes lease value amortization, straight line rent adjustments, abated ("free") rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

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

On February 16, 2016, we redeemed at par $139.1 million of our 6.25% senior unsecured notes due 2016 and recognized a loss on early extinguishment of debt of $0.1 million from the write-off of an unamortized discount and unamortized deferred financing fees for the nine months ended September 30, 2016.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016, Compared to Three Months Ended September 30, 2015

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Three Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	2016	2015	$ Change	% Change
	(in thousands)
Rental income	$81,574	$77,465	$4,109	5.3%	$11,148	$47,994	$92,722	$125,459	$(32,737)	(26.1)%
Tenant reimbursements and other income	18,783	20,777	(1,994)	(9.6)%	3,127	12,972	21,910	33,749	(11,839)	(35.1)%
Operating expenses	(42,408)	(42,230)	(178)	0.4%	(6,905)	(31,341)	(49,313)	(73,571)	24,258	(33.0)%
Net operating income(3)	$57,949	$56,012	$1,937	3.5%	$7,370	$29,625	65,319	85,637	(20,318)	(23.7)%
Other expenses:
Depreciation and amortization							29,184	40,522	(11,338)	(28.0)%
General and administrative							13,277	16,249	(2,972)	(18.3)%
Total other expenses							42,461	56,771	(14,310)	(25.2)%
Operating income							22,858	28,866	(6,008)	(20.8)%
Interest and other income							3,013	637	2,376	373.0%
Interest expense							(21,427)	(25,111)	3,684	(14.7)%
Loss on early extinguishment of debt							—	(3,887)	3,887	(100.0)%
Foreign currency exchange loss							—	(9,809)	9,809	(100.0)%
Gain on sale of properties							82,169	39,793	42,376	106.5%
Income before income taxes							86,613	30,489	56,124	184.1%
Income tax expense							(225)	(23)	(202)	878.3%
Net income							86,388	30,466	55,922	183.6%
Preferred distributions							(1,997)	(6,981)	4,984	(71.4)%
Net income attributable to Equity Commonwealth common shareholders							$84,391	$23,485	$60,906	259.3%

(1)	Comparable properties consist of 37 properties (67 buildings) we owned continuously from July 1, 2015 to September 30, 2016.

(2)	Other properties consist of properties sold and classified as held for sale.

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

We refer to the 37 properties (67 buildings) we owned continuously from July 1, 2015 to September 30, 2016, as comparable properties.  We refer to the sold properties and properties classified as held for sale as other properties.  Our condensed consolidated statements of operations for the three months ended September 30, 2016 and 2015 include the operating results of 37 properties for the entire periods, as we owned these properties as of July 1, 2015.

Rental income. Rental income decreased $32.7 million, or 26.1%, in the 2016 period, compared to the 2015 period, primarily due to the properties sold in 2015 and 2016, partially offset by an increase of 5.3% in rental income at the comparable properties. The increase in rental income at the comparable properties is primarily due to charges against revenue of $2.8 million recognized during the three months ended September 30, 2015 related to a one-time parking tax matter and a tenant lease termination at 600 West Chicago Avenue in the 2015 period.

Rental income includes increases for straight line rent adjustments totaling $3.0 million in the 2016 period and $1.9 million in the 2015 period, and net reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $0.9 million in the 2016 period and $2.8 million in the 2015 period. Rental income also includes the recognition of lease termination fees totaling $1.8 million in the 2016 period and $1.8 million in the 2015 period.

Tenant reimbursements and other income. Tenant reimbursements and other income decreased $11.8 million, or 35.1%, in the 2016 period, compared to the 2015 period primarily due to the properties sold in 2016 and 2015. Tenant reimbursements and other income decreased $2.0 million, or 9.6%, at our comparable properties primarily due to a decrease in real estate tax reimbursements.

Operating expenses. The $24.3 million, or 33.0%, decrease in operating expenses during the 2016 period as compared to the 2015 period is due to the properties sold in 2016 and 2015. Operating expenses increased $0.2 million, or 0.4%, at the comparable properties primarily due to increases in maintenance and repairs, partially offset by a decrease in real estate tax expense.

Depreciation and amortization. The $11.3 million, or 28.0%, decrease in depreciation and amortization expense during the 2016 period as compared to the 2015 period primarily relates to properties sold in 2016 and 2015.

General and administrative. The $3.0 million, or 18.3%, decrease in general and administrative expenses primarily relates to a $5.8 million decrease in shareholder litigation and transition-related expenses, partially offset by $1.7 million of compensation expenses in the 2016 period related to a staffing reduction, and a $1.0 million increase in share-based compensation expense.

Operating income. The decrease of $6.0 million, or 20.8%, in operating income is primarily due to lower net operating income as a result of our smaller size portfolio of assets, partially offset by lower depreciation expense as a result of our smaller size portfolio of assets.

Interest and other income. The increase of $2.4 million of interest and other income in the 2016 period as compared to the 2015 period primarily reflects additional interest received on higher cash balances in the current year.

Interest expense. The decrease of $3.7 million, or 14.7%, in interest expense primarily reflects the defeasance of the outstanding $141.4 million balance of the mortgage debt secured by 111 East Wacker Drive, one of the buildings included in the Illinois Center disposition, in August 2015, the repayment of the $116.0 mortgage debt at 111 Monument Circle in December 2015 and the prepayment of $139.1 million of our 6.25% senior unsecured notes in February 2016, partially offset by a decrease in amortization of net mortgage debt premiums.

Loss on early extinguishment of debt. The loss on early extinguishment of debt in the 2015 period reflects a $3.9 million loss related to the defeasance of the mortgage loan secured by 111 East Wacker Drive, one of the buildings included in the Illinois Center disposition.

Foreign currency exchange loss. The foreign currency exchange loss for the three months ended September 30, 2015 relates to the translation of the proceeds from the sale of the Australian portfolio that were held in an Australian bank account.

Gain on sale of properties. Gain on sale of properties increased $42.4 million in the 2016 period as compared to the 2015 period due to gains in 2016 of $78.2 million, $4.7 million, $8.4 million, and $7.2 million related to the sales of 111 River Street, Sky Park Centre, 8701 N Mopac and the South Carolina industrial portfolio, respectively. These gains were partially offset by losses in the third quarter of 2016 of $0.7 million and $15.8 million related to the sales of Raintree Industrial Park and the Midwest portfolio, respectively.

In the third quarter of 2015, we recorded gains of $26.9 million, $17.6 million and $7.9 million related to the sales of Illinois Center, 185 Asylum Street and 16th and Race Street, respectively. These gains were partially offset by a loss in the third quarter of $12.5 million related to the sale of a portfolio in upstate New York.

Income tax expense. The $0.2 million increase in income tax expense primarily relates to an increase in state taxes due to the sale of properties in the state of South Carolina.

Preferred distributions. The $5.0 million decrease in preferred distributions relates to the redemption of all of our 11,000,000 outstanding series E preferred shares on May 15, 2016.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2016, Compared to Nine Months Ended September 30, 2015

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	2016	2015	$ Change	% Change
	(in thousands)
Rental income	$243,917	$234,785	$9,132	3.9%	$80,428	$222,343	$324,345	$457,128	$(132,783)	(29.0)%
Tenant reimbursements and other income	55,944	61,619	(5,675)	(9.2)%	16,845	57,210	72,789	118,829	(46,040)	(38.7)%
Operating expenses	(120,484)	(122,070)	1,586	(1.3)%	(37,480)	(139,058)	(157,964)	(261,128)	103,164	(39.5)%
Net operating income(3)	$179,377	$174,334	$5,043	2.9%	$59,793	$140,495	239,170	314,829	(75,659)	(24.0)%
Other expenses:
Depreciation and amortization							102,766	156,858	(54,092)	(34.5)%
General and administrative							38,766	43,718	(4,952)	(11.3)%
Loss on asset impairment							43,736	17,162	26,574	154.8%
Total other expenses							185,268	217,738	(32,470)	(14.9)%
Operating income							53,902	97,091	(43,189)	(44.5)%
Interest and other income							7,184	4,813	2,371	49.3%
Interest expense							(65,074)	(82,926)	17,852	(21.5)%
(Loss) gain on early extinguishment of debt							(118)	6,111	(6,229)	(101.9)%
Foreign currency exchange loss							(5)	(8,953)	8,948	(99.9)%
Gain on sale of properties							225,210	42,953	182,257	424.3%
Income before income taxes							221,099	59,089	162,010	274.2%
Income tax expense							(465)	(2,377)	1,912	(80.4)%
Net income							220,634	56,712	163,922	289.0%
Preferred distributions							(15,959)	(20,943)	4,984	(23.8)%
Excess fair value of consideration paid over carrying value of preferred shares							(9,609)	—	(9,609)	(100.0)%
Net income attributable to Equity Commonwealth common shareholders							$195,066	$35,769	$159,297	445.3%

(1)	Comparable properties consist of 37 properties (67 buildings) we owned continuously from January 1, 2015 to September 30, 2016.

(2)	Other properties consist of properties sold and classified as held for sale.

(3)	See Note 3 on page 25 for further information regarding NOI.

We refer to the 37 properties (67 buildings) we owned continuously from January 1, 2015 to September 30, 2016, as comparable properties.  We refer to the sold properties and properties classified as held for sale as other properties.  Our condensed consolidated statements of operations for the nine months ended September 30, 2016 and 2015 include the operating results of 37 properties for the entire periods, as we owned these properties as of January 1, 2015.

Rental income. Rental income decreased $132.8 million, or 29.0%, in the 2016 period, compared to the 2015 period, primarily due to the properties sold in 2015 and 2016, partially offset by an increase of 3.9% in rental income at the comparable properties. The increase in rental income at the comparable properties is due to leasing activity in 2015 at a particular building where one tenant vacated its space and two tenants shortened their remaining lease terms. In connection with these leasing transactions, the corresponding deferred rent receivable balances were written off or amortized over the shorter term, resulting in a decrease in rental income in the 2015 period. The increase in rental income at the comparable properties is also due to charges against revenue of $2.7 million recognized during the nine months ended September 30, 2015 related to a one-time parking tax matter and a tenant lease termination at 600 West Chicago Avenue in the 2015 period.

Rental income includes increases for straight line rent adjustments totaling $12.4 million in the 2016 period and $3.6 million in the 2015 period, and net reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $5.9 million in the 2016 period and $6.0 million in the 2015 period. Rental income also includes the recognition of lease termination fees totaling $19.6 million in the 2016 period, which includes the $18.0 million lease termination fee received at 111 Monument Circle, and $7.9 million in the 2015 period.

Tenant reimbursements and other income. Tenant reimbursements and other income decreased $46.0 million, or 38.7%, in the 2016 period, compared to the 2015 period primarily due to the properties sold in 2016 and 2015. Tenant reimbursements and other income decreased $5.7 million, or 9.2%, at our comparable properties primarily due to a decrease in utility reimbursements as a result of the milder winter in 2016, a decrease in real estate tax reimbursements and a bankruptcy settlement received in the prior year.

Operating expenses. The $103.2 million, or 39.5%, decrease in operating expenses during the 2016 period as compared to the 2015 period is due to the properties sold in 2016 and 2015. Operating expenses decreased $1.6 million, or 1.3%, at our comparable properties primarily due to a decrease in utility expense as a result of the milder winter in 2016, a decrease in real estate tax expense and a decrease in bad debt expense, partially offset by increases in maintenance and repairs.

Depreciation and amortization. The $54.1 million, or 34.5%, decrease in depreciation and amortization expense during the 2016 period as compared to the 2015 period primarily relates to properties sold in 2015 and 2016.

General and administrative. The decrease of $5.0 million, or 11.3%, in general and administrative expenses primarily relates to a $5.9 million decrease related to the shareholder approved reimbursement of expenses incurred by Related/Corvex in connection with their consent solicitation to remove our former Trustees, a decrease of $2.6 million of expenses related to the termination and cooperation agreement with RMR, and a $1.7 million decrease in litigation costs, partially offset by an increase of $1.9 million for share-based compensation expense, $1.7 million of compensation expenses in the 2016 period related to a staffing reduction, an increase of $0.8 million in legal costs, and a $0.6 million increase in technology expenses due to a software upgrade.

Loss on asset impairment. The increase of $26.6 million in loss on asset impairment is due to additional charges that we incurred in the nine months ended September 30, 2016 as compared to the 2015 period. We recorded impairment charges of $43.7 million in the 2016 period related to 111 Monument Circle, 101-115 W. Washington Street and 100 East Wisconsin Avenue, based upon the shortening of our expected periods of ownership as a result of our disposition plan and updated market information in accordance with our impairment analysis procedures. During the nine months ended September 30, 2015, we recorded impairment charges of $17.2 million related to 12655 Olive Boulevard, 1285 Fern Ridge Parkway and portfolios of properties located in Georgia and New York, based upon updated market information in accordance with our impairment analysis procedures.

Operating income. The decrease of $43.2 million, or 44.5%, in operating income is primarily due to lower net operating income as a result of our smaller size portfolio of assets and an increase in the loss on asset impairment. These decreases in operating income were partially offset by a lease termination fee of $18.0 million received at 111 Monument Circle in the 2016 period and lower depreciation expense as a result of our smaller size portfolio of assets.

Interest and other income. The increase of $2.4 million of interest and other income in the 2016 period primarily reflects interest received on higher cash balances in the current year. Interest and other income in the 2015 period primarily reflects a $3.1 million gain on the sale of securities in the first quarter of 2015.

Interest expense. The decrease of $17.9 million, or 21.5%, in interest expense primarily reflects the prepayment of $138.8 million of our 5.75% senior unsecured notes in May 2015, the foreclosure of the $40.1 million mortgage debt balance secured by 225 Water Street in May 2015, the defeasance of the outstanding $141.4 million balance of the mortgage debt secured by 111 East Wacker Drive, one of the buildings included in the Illinois Center disposition, in August 2015, the repayment of the $116.0 mortgage debt at 111 Monument Circle in December 2015 and the prepayment of $139.1 million of our 6.25% senior unsecured notes in February 2016, partially offset by a decrease in amortization of net mortgage debt premiums.

(Loss) gain on early extinguishment of debt. We had a loss on early extinguishment of debt of $0.1 million during the nine months ended September 30, 2016 compared to a gain on early extinguishment of debt of $6.1 million during the nine months ended September 30, 2015. The loss on early extinguishment in the 2016 period reflects the write-off of an unamortized discount and unamortized deferred financing fees related to our redemption of $139.1 million of our 6.25% senior unsecured notes due 2016. The gain on early extinguishment of debt in the 2015 period reflects a $17.3 million gain related to the 225 Water Street foreclosure, partially offset by a $6.2 million loss related to the defeasance of the mortgage loan secured by 1320 Main Street, a $3.9 million loss related to the defeasance of the mortgage loan secured by 111 East Wacker Drive, one of the buildings included in the Illinois Center disposition, a $0.6 million loss related to the prepayment of mortgage debt at 2501 20th Place South, a $0.1 million loss related to the redemption of $138.8 million of our 5.75% senior unsecured notes due 2015 and a $0.4 million loss related to the termination of our prior credit agreement.

Foreign currency exchange loss. The foreign currency exchange loss for the nine months ended September 30, 2015 relates to the translation of proceeds from the sale of the Australian portfolio that were held in an Australian bank account.

Gain on sale of properties. Gain on sale of properties increased $182.3 million in the 2016 period as compared to the 2015 period due to a $16.5 million gain on the sale of Executive Park, a $5.5 million gain on the sale of 3330 N Washington Boulevard, a $14.7 million gain on the sale of 111 East Kilbourn Avenue, a $9.0 million gain on the sale of 1525 Locust Street, a $16.0 million gain on the sale of 633 Ahua Street, a $13.6 million gain on the sale of Lakewood on the Park, a $15.9 million gain on the sale of leased land, a $20.6 million gain on the sale of the downtown Austin portfolio, a $30.6 million gain on the sale of the movie theater portfolio and a $0.6 million gain on the sale of 9110 East Nichols Avenue. In the third quarter of 2016 we recorded gains of $78.2 million, $4.7 million, $8.4 million, and $7.2 million related to the sales of 111 River Street, Sky Park Centre, 8701 N Mopac and the South Carolina industrial portfolio, respectively. These gains were partially offset by losses in the third quarter of 2016 of $0.7 million and $15.8 million related to the sales of Raintree Industrial Park and the Midwest portfolio, respectively.

In the first quarter of 2015, we sold two properties and recorded a $5.9 million gain on sale of properties. In the second quarter of 2015, we recorded gains of $41.6 million and $11.9 million related to the sales of an office portfolio in AL, LA, NC, SC and Sorrento Valley Business Park, respectively. In the third quarter of 2015, we recorded gains of $26.9 million, $17.6 million and $7.9 million related to the sales of Illinois Center, 185 Asylum Street and 16th and Race Street, respectively. These gains were partially offset by a loss in the second quarter on the sale of properties in Australia of $47.9 million, which is net of the write off of approximately $63.2 million of foreign currency translation adjustments previously recorded in accumulated other comprehensive loss. We also recognized losses in the second quarter of $8.1 million and $2.3 million related to sales of a portfolio of small office and industrial properties and two properties in St. Louis, respectively, and a loss in the third quarter of $12.5 million related to the sale of a portfolio in upstate New York.

Income tax expense. The $1.9 million decrease in income tax expense primarily relates to a decrease in foreign tax expense due to the sale of the Australian assets in 2015 and federal income tax expense incurred in 2015 as a result of a taxable built-in gain triggered by the sale of a property that was previously owned by a C corporation.

Preferred distributions. The $5.0 million decrease in preferred distributions relates to the redemption of all of our 11,000,000 outstanding series E preferred shares on May 15, 2016.

Excess fair value of consideration paid over carrying value of preferred shares. On May 15, 2016, we redeemed all of our 11,000,000 outstanding series E preferred shares at a price of $25.00 per share and recorded $9.6 million related to the excess fair value of consideration paid over the carrying value of the preferred shares as a reduction to net income attributable to common shareholders for the nine months ended September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As of September 30, 2016, we had $2.4 billion of cash and cash equivalents.  We expect to use our cash balances, cash flow from our operations and proceeds of future property sales to fund our operations, repay debt, make distributions, purchase our common shares, acquire assets, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

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

Cash flows provided by (used in) operating, investing and financing activities were $116.7 million, $943.9 million and $(458.2) million, respectively, for the nine months ended September 30, 2016, and $141.4 million, $1,411.7 million and $(258.9) million, respectively, for the nine months ended September 30, 2015.  Changes in these three categories of our cash flows between 2016 and 2015 are primarily related to real estate improvements, our dispositions of properties, our purchase of our common shares and our redemption of our preferred shares.

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

Borrowings under our revolving credit facility currently bear interest at LIBOR plus a spread, which was 125 basis points as of September 30, 2016.  We also pay a facility fee of 25 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Both the interest rate spread and the facility fee are subject to adjustment based upon changes to our credit ratings.  We are allowed to borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  As of September 30, 2016, the interest rate payable on borrowings under our revolving credit facility was 1.78%.  As of September 30, 2016, we had no balance outstanding under our revolving credit facility.

Our term loans currently bear interest at a rate of LIBOR plus a spread, which was 140 and 180 basis points for the 5-year and 7-year term loan, respectively, as of September 30, 2016.  The interest rate spread is subject to adjustment based upon changes to our credit ratings.  As of September 30, 2016, the interest rate for the amounts outstanding under our term loan was 1.93% and 2.33% for the 5-year and 7-year term loan, respectively. As of September 30, 2016, our 5-year and 7-year term loans each had outstanding balances of $200.0 million.

On February 16, 2016, we redeemed at par $139.1 million of our 6.25% senior unsecured notes due 2016.

During the nine months ended September 30, 2016, we paid an aggregate of $16.0 million of distributions on our series D and series E preferred shares.  On May 15, 2016, we redeemed all of our 11,000,000 outstanding series E preferred shares at a price of $25.00 per share, for a total of $275.0 million, plus any accrued and unpaid dividends. The redemption payment occurred on May 16, 2016 (the first business day following the redemption date). On October 10, 2016, we announced that our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which is expected to be paid on November 15, 2016 to shareholders of record on October 28, 2016.

On March 17, 2016, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. This is in addition to the $200.0 million previously authorized by our Board of Trustees in 2015. During the nine months ended September 30, 2016, we purchased and retired 983,789 of our common shares at a weighted average price of $25.94 per share for a total investment of $25.5 million. Since the inception of the common share repurchase plan through September 30, 2016, we have purchased and retired a total of 4,394,089 of our common shares at a weighted average price of $25.80 per share, for a total of $113.4 million. In August and September 2016, the first two share repurchase authorizations, of which $86.6 million was not utilized, expired. The $150.0 million of remaining authorization available under our share repurchase program as of September 30, 2016 is scheduled to expire in March 2017.

Our outstanding debt maturities and weighted average interest rates as of September 30, 2016, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
Year	Unsecured Floating Rate Debt	Unsecured Fixed Rate Debt		Secured Fixed Rate Debt		Total(1)	Weighted Average Interest Rate(2)
2016	$—	$—		$860		$860	5.8%
2017	—	250,000	(3)	44,865		294,865	6.2%
2018	—	250,000		3,847		253,847	6.6%
2019	—	—		164,613	(4)	164,613	5.7%
2020	200,000	250,000		1,674		451,674	4.1%
2021	—	—		25,982		25,982	5.7%
2022	200,000	—		799		200,799	2.3%
2023	—	—		702		702	5.7%
2024	—	—		743		743	5.7%
2025	—	—		787		787	5.7%
Thereafter	—	175,000	(5)	204		175,204	5.7%
	$400,000	$925,000		$245,076		$1,570,076	5.1%

(1)	Total debt outstanding as of September 30, 2016, including net unamortized premiums and discounts and net unamortized deferred financing costs, equals $1,557,260.

(2)	Weighted based on current contractual interest rates.

(3)
On November 1, 2016, we delivered notice of our intent to redeem at par our $250 million 6.25% senior unsecured notes due 2017 on December 15, 2016.  The notes will be redeemed for cash at a price equal to 100% of the principal amount of the notes plus any accrued and unpaid interest up to, but excluding, the redemption date.

(4)
We have a mortgage loan with an aggregate outstanding principal balance as of September 30, 2016 of $168,103 secured by 1735 Market Street that matures in 2019. Interest on this loan is payable at a rate equal to a spread over LIBOR, but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% per year until December 1, 2016.

(5)	The 5.75% senior unsecured notes due 2042 are callable at par on or after August 1, 2017.

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
During the nine months ended September 30, 2016, we sold 27 properties (56 buildings) with a combined 7,222,691 square feet for an aggregate sales price of $1.1 billion, excluding closing costs. In October 2016, we sold one property (four buildings), with 151,917 square feet for $29.2 million, excluding closing costs. This property was classified as held for sale as of September 30, 2016. For more information regarding this transaction, see Notes 3 and 15 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

During the three and nine months ended September 30, 2016 and 2015, amounts capitalized at our properties, including properties sold, for tenant improvements, leasing costs and building improvements were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Tenant improvements(1)	$20,411	$13,497	$65,339	$33,398
Leasing costs(2)	2,292	14,166	22,666	34,732
Building improvements(3)	8,942	5,327	23,196	13,252

(1)	Tenant improvements include capital expenditures to improve tenants’ spaces.

(2)	Leasing costs primarily include brokerage commissions and legal expenses.

(3)
Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.

During the three months ended September 30, 2016, commitments made for expenditures in connection with leasing space at our properties were as follows (dollar and square foot measures in thousands):

	New Leases	Renewals	Total
Rentable square feet leased during the period	191	46	237
Tenant improvements and leasing commissions	$9,887	$1,110	$10,997
Tenant improvements and leasing commissions per rentable square foot	$52.53	$24.26	$47.06
Weighted average lease term by square foot (years)	8.0	4.9	7.4
Total tenant improvements and leasing commissions per rentable square foot per year	$6.59	$4.93	$6.37

Debt Covenants

Our unsecured debt obligations at September 30, 2016 were our term loans and our publicly issued senior unsecured notes. Our public debt indenture and related supplements, our revolving credit facility and our term loan agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios.  At September 30, 2016, we believe we were in compliance with all covenants under both our indenture and related supplements, and under our revolving credit facility and our term loan agreement.  In addition to our unsecured debt obligations, we had $244.0 million (including net unamortized premiums and discounts and net unamortized deferred financing costs) of mortgage notes outstanding at September 30, 2016.

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

Off Balance Sheet Arrangements

As of September 30, 2016, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We had no swaps or hedges as of September 30, 2016, other than the cash flow hedges associated with our $168.1 million of mortgage debt and $400.0 million of our floating rate debt described in Note 9 to the notes to our condensed consolidated financial statements, under “Our Investment and Financing Liquidity and Resources” above in Part I, Item 2 and under “Quantitative and Qualitative Disclosures About Market Risk” included in Part I, Item 3 of this Quarterly Report.

Funds from Operations (FFO) and Normalized FFO

We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (NAREIT). NAREIT defines FFO as net income (loss), calculated in accordance with GAAP, excluding real estate depreciation and amortization, gains (or losses) from sales of depreciable property, impairment of depreciable real estate, and our portion of these items related to equity investees and non-controlling interests.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we exclude certain items that we view as nonrecurring or impacting comparability from period to period.  We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, net income attributable to Equity Commonwealth common shareholders, operating income and cash flow from operating activities.

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
The following table provides a reconciliation of net income to FFO attributable to Equity Commonwealth common shareholders and a calculation to Normalized FFO attributable to Equity Commonwealth common shareholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Reconciliation to FFO:
Net income	$86,388	$30,466	$220,634	$56,712
Real estate depreciation and amortization	28,907	40,522	102,015	156,858
Loss on asset impairment	—	—	43,736	17,162
Gain on sale of properties	(82,169)	(39,793)	(225,210)	(42,953)
FFO attributable to Equity Commonwealth	33,126	31,195	141,175	187,779
Preferred distributions	(1,997)	(6,981)	(15,959)	(20,943)
Excess fair value of consideration paid over carrying value of preferred shares	—	—	(9,609)	—
FFO attributable to Equity Commonwealth common shareholders	$31,129	$24,214	$115,607	$166,836

Reconciliation to Normalized FFO:
FFO available for Equity Commonwealth common shareholders	$31,129	$24,214	$115,607	$166,836
Lease value amortization	882	2,766	5,870	6,033
Straight line rent adjustments	(2,954)	(1,901)	(12,384)	(3,584)
Loss (gain) on early extinguishment of debt	—	3,887	118	(6,111)
Minimum cash rent from direct financing lease	—	2,032	—	6,096
Interest earned from direct financing lease	—	(96)	—	(356)
Shareholder litigation costs and transition-related expenses	(138)	5,474	999	8,731
Transition services fee	—	198	—	2,613
Gain on sale of securities	—	—	—	(3,080)
Foreign currency exchange loss	—	9,809	5	8,953
Excess fair value of consideration paid over carrying value of preferred shares	—	—	9,609	—
Normalized FFO attributable to Equity Commonwealth common shareholders	$28,919	$46,383	$119,824	$186,131

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

A reconciliation of NOI to net income for the three and nine months ended September 30, 2016 and 2015, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Rental income	$92,722	$125,459	$324,345	$457,128
Tenant reimbursements and other income	21,910	33,749	72,789	118,829
Operating expenses	(49,313)	(73,571)	(157,964)	(261,128)
NOI	$65,319	$85,637	$239,170	$314,829

NOI	$65,319	$85,637	$239,170	$314,829
Depreciation and amortization	(29,184)	(40,522)	(102,766)	(156,858)
General and administrative	(13,277)	(16,249)	(38,766)	(43,718)
Loss on asset impairment	—	—	(43,736)	(17,162)
Operating income	22,858	28,866	53,902	97,091

Interest and other income	3,013	637	7,184	4,813
Interest expense	(21,427)	(25,111)	(65,074)	(82,926)
(Loss) gain on early extinguishment of debt	—	(3,887)	(118)	6,111
Foreign currency exchange loss	—	(9,809)	(5)	(8,953)
Gain on sale of properties	82,169	39,793	225,210	42,953
Income from continuing operations before income taxes	86,613	30,489	221,099	59,089
Income tax expense	(225)	(23)	(465)	(2,377)
Net income	$86,388	$30,466	$220,634	$56,712

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

At September 30, 2016, our outstanding fixed rate debt consisted of the following senior unsecured notes and secured mortgage notes (dollars in thousands):

Senior Unsecured Notes:

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense(1)	Maturity	Open at Par Date
6.250% senior unsecured notes due 2017(2)	$250,000	6.25%	$15,625	6/15/2017	12/15/2016
6.650% senior unsecured notes due 2018	250,000	6.65%	16,625	1/15/2018	7/15/2017
5.875% senior unsecured notes due 2020	250,000	5.88%	14,688	9/15/2020	3/15/2020
5.750% senior unsecured notes due 2042	175,000	5.75%	10,063	8/1/2042	8/1/2017
	$925,000		$57,001

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

(2)
On November 1, 2016, we delivered notice of our intent to redeem at par our $250 million 6.25% senior unsecured notes due 2017 on December 15, 2016.  The notes will be redeemed for cash at a price equal to 100% of the principal amount of the notes plus any accrued and unpaid interest up to, but excluding, the redemption date.

No principal repayments are due under our senior unsecured notes until maturity.

Secured Mortgage Notes:

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense(1)	Maturity	Open at Par Date
Parkshore Plaza	$41,275	5.67%	$2,373	5/1/2017	12/1/2016
1735 Market Street(2)	168,103	5.66%	9,650	12/2/2019	12/1/2016
206 East 9th Street	27,164	5.69%	1,601	1/5/2021	7/5/2020
33 Stiles Lane	2,510	6.75%	201	3/1/2022	12/1/2021
97 Newberry Road	6,024	5.71%	378	3/1/2026	None
	$245,076		$14,203

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

(2)
Interest on this loan is payable at a rate equal to a spread over LIBOR, but the interest rate has been fixed by a cash flow hedge which sets the rate at approximately 5.66% until December 1, 2016.  The floating interest rate at September 30, 2016 was 3.16%. The open at par date in the table above reflects the swap expiration date, as the debt at 1735 Market Street is otherwise open for repayment.

Some of our secured notes require principal and interest payments through maturity pursuant to amortization schedules, and one of our secured notes require interest only payments through maturity.

Swap Agreements

We have interest rate swap agreements to manage our interest rate risk exposure on $168.1 million of mortgage notes due 2019, which require us to pay interest at a rate equal to a spread over LIBOR.  These interest rate swap agreements effectively modify our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements.  Approximately 10.8% ($168.1 million) of our total outstanding debt had interest payments designated as hedged transactions to interest rate swap agreements at September 30, 2016.  As of September 30, 2016, the fair value of our derivative instruments included in accounts payable and accrued expenses and cumulative other comprehensive loss in our condensed consolidated balance sheet totaled $0.7 million.

Cap Agreement

We entered into an interest rate cap agreement on March 4, 2016, effective April 1, 2016, to manage our interest rate risk exposure on $400.0 million of floating rate debt, which requires us to pay interest at a rate equal to a spread over LIBOR. The interest rate cap has a maturity date of March 1, 2019. From and after the effective date, this interest rate cap agreement reduces our exposure to variability in expected future cash outflows attributable to changes in LIBOR, relating to a portion of our outstanding floating rate debt, by protecting us from increases in the hedged cash flows on our floating rate debt attributable to changes in LIBOR above the strike rate of the interest rate cap. As of September 30, 2016, the fair value of our derivative instruments included in other assets and cumulative other comprehensive loss in our condensed consolidated balance sheet totaled $0.1 million.

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

Floating Rate Debt

At September 30, 2016, our outstanding floating rate debt consisted of our term loans.  Our $200.0 million 5-year term loan matures in January 2020 and our $200.0 million 7-year term loan matures in January 2022.  Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus spreads that are subject to adjustment based upon changes to our credit ratings, but as of September 30, 2016, we had no balance outstanding and $750.0 million available under our revolving credit facility.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  Effective April 1, 2016, we entered into an interest rate cap agreement with respect to $400.0 million of floating rate debt, as described above under “Cap Agreement.” In addition, upon renewal or refinancing of our revolving credit facility or term loan, we are vulnerable to increases in interest rates due to market conditions or our perceived credit risk.  Generally, a change in market interest rates would not affect the value of these floating rate debts, but would affect our operating results.

The following table presents the impact a 100 basis point increase in interest rates, including the impact of the interest rate cap, would have on our floating rate interest expense as of September 30, 2016 (dollars in thousands):

	Impact of Changes in Interest Rates
			Total Interest
	Interest Rate Per Year(1)	Outstanding Debt	Expense Per Year
Term loans at September 30, 2016	1.93%/2.33%	$400,000	$8,524
100 basis point increase	2.93%/3.33%	$400,000	$12,524

(1)	Based on the interest rates and outstanding borrowings of our floating rate debt as of September 30, 2016.

Foreign Currency Risk

Prior to the sale of our Australian portfolio, there was a risk that our financial results were affected by changes in currency exchange rates.  As a result of the sale of our Australian portfolio, our primary exposure to foreign currency exchange rates subsequent to the June 2015 disposition related to the translation of the cash and cash equivalent balance at our Australian subsidiary from Australian dollars into U.S. dollars.  As of September 30, 2016, we no longer have any foreign currency risk.
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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
President and Chief Executive Officer
Dated: November 3, 2016

By:	/s/ Adam S. Markman
Adam S. Markman
Executive Vice President, Chief Financial Officer and Treasurer
Dated: November 3, 2016