Form 10-K
period 2016-12-31
Equity Commonwealth
filed 2017-02-16
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
 ☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting common shares of beneficial ownership, $0.01 par value, or common shares, of the registrant held by non-affiliates was $3.6 billion based on the $29.13 closing price per common share on the New York Stock Exchange on June 30, 2016.
Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of February 13, 2017:  124,064,195.
DOCUMENTS INCORPORATED BY REFERENCE
Certain Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the definitive Proxy Statement for the 2017 Annual Meeting of Shareholders, which Equity Commonwealth intends to file no later than 120 days after the end of its fiscal year ended December 31, 2016, or our definitive Proxy Statement.

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

EQUITY COMMONWEALTH
2016 FORM 10-K ANNUAL REPORT

EXPLANATORY NOTE

References in this Annual Report on Form 10-K to the Company, EQC, we, us or our, refer to Equity Commonwealth and its consolidated subsidiaries as of December 31, 2016, unless the context indicates otherwise.

PART I
Item 1.    Business.
The Company.    We are an internally managed and self-advised real estate investment trust, or REIT, engaged in the ownership and operation primarily of office buildings throughout the United States. We were formed in 1986 under Maryland law and we have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the Code).
On November 10, 2016, we converted to what is commonly referred to as an umbrella partnership real estate investment trust, or UPREIT, structure. In connection with this conversion, the Company contributed substantially all of its assets to EQC Operating Trust, a Maryland real estate investment trust through which the Company conducts its business (the Operating Trust), and the Operating Trust assumed substantially all of the Company’s liabilities pursuant to a contribution and assignment agreement between the Company and the Operating Trust.

The Company now conducts and intends to continue to conduct substantially all of its activities through the Operating Trust. The Company beneficially owned, directly and indirectly, 100.0% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust (OP Units) as of December 31, 2016 and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the exclusive power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units that may be admitted in the future.
At December 31, 2016, our portfolio included 33 properties, one land parcel and one property taken out of a service which is now classified as a land parcel, with a combined 16.1 million square feet for a total investment of $2.9 billion at cost and a depreciated book value of $2.1 billion. After our new Board of Trustees was elected in 2014, we brought on new executive officers and employees while transitioning from external management to internal management, after which we undertook a comprehensive review of our portfolio and our operations and developed a strategy that focused on disposing of a significant portion of our assets to reshape our portfolio to higher quality properties in better, long-term markets. In 2014, we sold 14 properties with a combined 2.8 million square feet for an aggregate gross sales price of $215.9 million, excluding closing costs and mortgage debt repayments, and our entire stake of common shares of Select Income REIT and its consolidated subsidiaries (SIR) for $704.8 million. Since that time, we have disposed of 121 properties and one land parcel through December 31, 2016, with a combined 26.9 million square feet for an aggregate gross sales price of $3.3 billion, excluding closing costs. As a result of these dispositions, we have concentrated our portfolio, exiting 90 cities, 17 states and Australia.
We remain focused on creating value through proactive asset management and improving operating results, while evaluating opportunities to invest capital in high-quality assets in favorable markets that offer a compelling risk-reward profile. We have generated significant proceeds from dispositions and have a cash balance of $2.1 billion as of December 31, 2016. The set of opportunities that we pursue in the future may include office as well as other property types in order to create a foundation for long-term growth.
As of December 31, 2016, we had 58 full-time employees. Our principal executive offices are located at Two North Riverside Plaza, Suite 2100, Chicago, Illinois 60606, and our telephone number is (312) 646-2800.
Policies with Respect to Certain Activities
The discussion below sets forth certain additional information regarding our investment, repositioning, disposition and financing policies. These policies are established by our Board of Trustees and may be changed by our Board of Trustees at any time without shareholder approval.
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
We have no policies which specifically limit the percentage of our assets which may be invested in any individual property, in any one type of property, in properties in one geographic area, in properties leased to any one tenant, in properties leased to an affiliated group of tenants, in real estate joint ventures, or in participating, or convertible or other types of mortgages. Further, we have in the past provided seller financing for properties we have sold and may do so again in the future.
In the past, we have considered the possibility of entering into mergers or strategic combinations with other companies. We may undertake such considerations in the future.
Office Repositioning Strategy.    In December of 2016, our Board of Trustees adopted an office repositioning strategy to own and acquire, at a discount to replacement cost, high-quality multi-tenant assets in markets and sub-markets with favorable long-term supply and demand fundamentals. Our efforts in the office sector will primarily be focused on larger buildings in central business districts and major urban areas that offer an attractive quality of life, including opportunities for tenants to live and play in close proximity to where they work, with a preference for markets that have above average limitations on new supply.
Disposition Strategy.    Prior to the adoption of the office repositioning strategy in December of 2016, we pursued and successfully implemented a disposition strategy adopted by our Board of Trustees. This plan resulted from a comprehensive review of our portfolio and operations after our transition from external management to internal management in 2014. To reshape our portfolio to higher quality assets, we sought to dispose of properties that had one or more of the following attributes:

•	assets that did not offer an opportunity to create a competitive advantage;

•	assets that were less than 150,000 square feet;

•	assets that were not office buildings;

•	assets that were not located in the U.S.; or

•	assets that produced a low cash yield or required significant capital expenditures.
Disposition decisions were made based on a number of factors including those set forth above and the following:

•	the proposed sale price; and

•	the existence of alternative sources, uses or needs for capital.
Financing Policies.    Our credit agreement and our debt indenture and its supplements contain financial covenants that, among other things, restrict our ability to incur indebtedness and require us to maintain certain financial ratios and a minimum net worth. Our Board of Trustees may determine to seek additional capital through equity offerings, debt financings, retention of cash flows in excess of distributions to shareholders or a combination of these methods. Some of our properties are encumbered by mortgages. To the extent that our Board of Trustees decides to obtain additional debt financing, we may do so on an unsecured basis or a secured basis, subject to limitations in existing financing or other contractual arrangements; we may seek to obtain other lines of credit or to issue securities senior to our common and/or preferred shares, including preferred shares or debt securities which may be convertible into common shares or be accompanied by warrants to purchase common shares; or we may engage in transactions which involve a sale or other conveyance of properties to affiliated or unaffiliated entities. We may finance acquisitions by an exchange of properties, by borrowing under our credit facility, by assuming outstanding mortgage debt on the acquired properties, by the issuance of additional equity or debt securities or by using retained cash flow from operations which may exceed our earnings. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties. We may from time to time re-evaluate and modify our financing policies in light of then current market conditions, relative availability and costs of debt and equity capital, the changing values of properties, growth and acquisition opportunities and other factors, and we may increase or decrease our ratio of debt to total capitalization.
Competition.    Investing in and operating real estate is a highly competitive business. We compete against other REITs, numerous financial institutions, individuals and public and private companies who are actively engaged in this business. Also, we compete for tenants and investments based on a number of factors including pricing, underwriting criteria and reputation. Our ability to successfully compete is also impacted by economic and population trends, availability of acceptable investment opportunities, our ability to negotiate beneficial leasing and investment terms, availability and cost of capital and new and existing laws and regulations. Some of our competitors are dominant in selected geographic markets, including in markets in which we operate. Many of our competitors have greater financial and other resources than we have.
For additional information on competition and the risks associated with our business, please see "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K.
Environmental and Climate Change Matters.    Under various federal, state and local laws related to environmental, health and safety matters, owners and operators, including tenants of real estate may be subject to liabilities resulting from the presence of hazardous substances, waste or petroleum products at, on, under, or emanating from such property, including costs for investigating and remediating or removing hazardous substances present at or migrating from such properties, liabilities for property damage or personal injuries, natural resource damages, and costs and losses arising from property use restrictions or diminution in value. We, or our tenants, also may incur liability for failing to comply with environmental, health and safety laws. We do not believe that there are environmental conditions or issues at any of our properties that have had or will have a material adverse effect on us. However, no assurances can be given that conditions or issues are not present at our properties or that costs we may be required to incur in the future to remediate contamination or comply with environmental, health and safety laws will not have a material adverse effect on our business or financial condition.
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
For more information regarding environmental matters and their possible adverse impact on us, see "Risk Factors—Risks Related to Our Business—We could incur significant costs and liabilities with respect to environmental matters” in Part I, Item 1A of this Annual Report on Form 10-K.
The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase, but we do not expect the direct impact of these increases to be material to our results of operations because the increased costs either would be the responsibility of our tenants directly or in large part may be passed through by us to our tenants as additional lease payments. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition. We continuously study ways to improve the energy efficiency at all of our properties. For more information regarding climate change matters and their possible adverse impact on us, see "Risk Factors—Risks Related to Our Business—We may be adversely affected by laws, regulations or other issues related to climate change" in Part I, Item 1A of this Annual Report on Form 10-K.

Information About Industry Segments
Our primary business is the ownership and operation of office properties, and we account for the operations of all our properties in one reporting segment, as further described in Note 17 of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Information About Geographic Areas

As of December 31, 2016 and 2015, all of our assets were located in the United States. We owned assets in Australia prior to the sale of these assets in June 2015. As of December 31, 2014, we had assets in Australia of $252.0 million. For the years ended December 31, 2015 and 2014, we recognized revenues in Australia of $12.7 million and $30.1 million, respectively.
Internet Website
Our internet website address is www.eqcre.com. Copies of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of our Audit, Compensation and Nominating and Corporate Governance committees are posted on our website and may be obtained free of charge by writing to our Secretary, Equity Commonwealth, Two North Riverside Plaza, Suite 2100, Chicago, Illinois 60606. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. Any shareholder or other interested party who desires to communicate with our Board of Trustees, or our non-management Trustees, individually or as a group, may do so by contacting our investor relations department through our website. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and the information on the website is not incorporated by reference into this Annual Report on Form 10-K.
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

We are focused on increasing the Company's exposure to high-quality, multi-tenant assets in markets with favorable long-term supply and demand fundamentals. Although we are seeking to reinvest the capital we have received from dispositions in a manner consistent with our office repositioning strategy, we cannot provide any assurances that we will be successful. During the time that we are looking for reinvestment opportunities, our financial condition and results of operations may be materially and adversely affected. While we are looking for reinvestment opportunities, our operating income is likely to be reduced, which may adversely affect our results of operations or decrease amounts available to be distributed to shareholders. Prior to any investment of proceeds from our completed dispositions, the market price of our common shares may fluctuate or decrease as a result of investors’ perceptions of our ability to successfully capitalize on strategic opportunities in order to reposition our portfolio.

The ability of our management team to implement this repositioning strategy depends substantially on identifying and completing dispositions and acquisitions that meet our criteria. Specifically, our management team must successfully identify and underwrite acquisitions that strengthen and augment (or establish) the Company’s presence in markets that meet our criteria and acquire applicable properties at favorable prices in order to successfully deploy the capital received from the dispositions that have occurred in recent years and from any future dispositions. We are seeking to reinvest capital received from dispositions we complete but cannot provide any assurances that we will be successful. In addition, even if we are ultimately successful, it may take a long period of time before we are able to effectively implement our repositioning strategy.

Our office repositioning strategy may require dispositions on unfavorable terms or that result in expenses or reputational harm.
Our current business plan focuses on owning larger office buildings in central business districts and major urban areas in markets and sub-markets with favorable long-term supply and demand fundamentals. In order to execute this strategy, we will need to selectively dispose of certain assets, hold other assets and acquire new assets. We cannot be assured that we will be able to find attractive sale opportunities for assets we wish to dispose of in order to execute our repositioning strategy or that any sale will be completed in a timely manner, if at all. Our ability to continue to sell certain of our properties, and the prices we receive upon any such sales, may be negatively affected by many factors. In particular, these factors could arise from weakness in or the lack of an established market for a property, the illiquid nature of real estate assets, changes in the financial condition or prospects of prospective purchasers, a limited number of prospective purchasers in certain markets, increase in the cost of or lack of availability of debt, the number of competing properties on the market, a deterioration in current local, national or international economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. In addition, provisions of the Code relating to REITs may limit our ability to sell properties. See risk factor below “Risks Related to Our Taxation as a REIT—The tax on “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for U.S. federal income tax purposes.” For these reasons, we may be unable to sell certain of our properties for an extended period of time or at all, our business plan to sell certain of our properties may not succeed, and we may incur expenses and reputational harm.

We may be unable to identify and complete acquisitions consistent with our repositioning strategy on favorable terms or at all, which may inhibit our growth and have a material adverse effect on us.

We are evaluating the market of available properties and businesses and may acquire additional properties and businesses consistent with our office repositioning strategy. Our ability to acquire properties and businesses on favorable terms is subject to the following significant risks:

•	we may be unable to identify attractive acquisition opportunities that satisfy the criteria of our repositioning strategy;

•
we may be unable to acquire a desired property or business because of competition from other real estate investors with significant resources and/or access to capital, including both publicly traded REITs and institutional investment funds;

•	we may experience conditions which delay or preclude the completion of acquisitions;

•	even if we are able to acquire a desired property or business, competition from other potential acquirers may significantly increase the purchase price or result in other less favorable terms;

•
even if we enter into agreements for the acquisition of a desired property or business, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction, and we may incur significant expenses for properties or businesses we never actually acquire;

•	we may be unable to finance acquisitions on favorable terms or at all; and

•
we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of environmental contamination, claims by customers, vendors or other persons dealing with the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

Any inability to complete property or business acquisitions on favorable terms or at all may result in our inability to successfully implement our repositioning strategy, which could have a material adverse effect on us.

We may encounter unanticipated difficulties relating to acquired properties, which may inhibit our growth and have a material adverse effect on us.
Even if we are able to make acquisitions on favorable terms, we might encounter unanticipated difficulties and expenditures relating to any acquired properties. Newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. We might never realize the anticipated benefits of our acquisitions. Notwithstanding pre-acquisition due diligence, we do not believe that it is possible to fully understand a property before it is owned and operated for an extended period of time. For example, we could acquire a property that contains undisclosed defects in design or construction. In addition, after our acquisition of a property, the market in which the acquired property is located may experience unexpected changes that adversely affect the property's value. The occupancy of properties that we acquire may decline during our ownership, and rents that are in effect at the time a property is acquired may decline thereafter. Also, our property operating costs for acquisitions may be higher than we anticipate and acquisitions of properties may not yield the returns we expect and, if financed using debt or new equity issuances, may result in shareholder dilution. For these reasons, among others, our business plan to acquire additional properties may not succeed or may cause us losses.
If we are unable to identify attractive opportunities to redeploy the capital received from the dispositions that occurred in recent years and any future dispositions, we may sell all of our remaining assets and wind down, liquidate or dissolve our Company, which may be a lengthy process, yield unexpected results and diminish or delay any potential distributions to our shareholders.

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

We have engaged CBRE to provide property management services for substantially all of our properties pursuant to a master property management agreement. The successful operation and management of our properties requires significant coordination between us and CBRE. Additionally, since the expiration of the initial term of our agreement with CBRE in September 2016, CBRE can terminate the property management agreement, as a whole or as to any one or more of our properties, without cause upon providing three months’ notice, and we are permitted to terminate the property management agreement, as a whole or as to any one or more of our properties, without cause upon 60 days’ notice. If we are unable to successfully coordinate with CBRE with respect to property management or the property management agreement with CBRE is terminated, in whole or in part, our operations could be disrupted, which may have a negative effect on our financial condition and results of operations.

We are currently dependent upon economic conditions relating to the commercial office real estate market, and adverse economic or regulatory developments in this market could materially and adversely affect our results of operations.
Our business is influenced by the economic and regulatory environment (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation). Such adverse developments could materially reduce the value of our real estate portfolio and our rental revenues, and thus materially and adversely affect our ability to service current debt and to pay distributions to shareholders. If economic conditions in our market worsen or fail to grow at a sufficient pace, we may experience reduced demand from tenants for our properties. A significant economic downturn in our market could adversely affect our results of operations.

Future impairment charges could have a material adverse effect on our results of operations in the period for which the charge occurs.

We periodically evaluate the recoverability of the carrying values of each of the real estate assets that comprise our portfolio. In undertaking our portfolio reviews, we comprehensively review our portfolio to evaluate whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may not be recoverable. In 2014, we determined that due to the shortening of the expected periods of ownership of a number of our assets, as a result of the disposition plan, it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio to their estimated fair values.  As a result, we recorded a loss on asset impairment for 34 properties of $167.1 million in 2014, to reflect the estimated fair values of those real estate assets in our portfolio that failed the recoverability test because their net book values exceeded their fair values.  We reduced the aggregate carrying value of these properties from $581.7 million to their estimated fair value of $414.6 million. We recorded impairment charges of $58.5 million and $17.2 million during the years ended December 31, 2016 and 2015, respectively, based upon updated market information in accordance with our impairment analysis procedures. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets.
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

We rely on the ability of our tenants to pay rent and would be harmed by their inability to do so.

Our performance depends on the ability of our tenants to fulfill their lease obligations by paying their rental payments in a timely manner. As a result, we would be harmed if one or more of our major tenants, or a number of our smaller tenants, were to experience financial difficulties, including bankruptcy, insolvency, or general downturn of business.

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
As of December 31, 2016, we had $1.1 billion in debt outstanding, which was 25.2% of our total book capitalization. As a result, we are and expect to be subject to the risks normally associated with debt financing, including:

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

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure of any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds.

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

If we fail to maintain an effective system of integrated internal controls, we may not be able to accurately report our financial results.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal controls we may discover material weaknesses or significant deficiencies in our internal controls. As a result of weaknesses that may be identified in our internal controls, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we discover weaknesses, we will make efforts to improve our internal and disclosure controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with the NYSE. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the per share trading price of our securities.
We could become a party to legal proceedings, which could adversely affect our financial results and/or distract our Board of Trustees and management.
Claims may be filed against us in connection with any action we may or may not take in the ordinary course of business or otherwise, including any equity or debt financing we may undertake, any sales or purchases of assets, past and future changes to our corporate governance and other past or future actions taken by or on behalf of the Company. The results of litigation are difficult to predict and we can provide no assurance that our legal conclusions or positions will be upheld. Moreover, legal claims present a risk of protracted litigation, incurrence of significant attorneys' fees, costs and expenses, and diversion of management's attention from the operation of our business. In addition, we have agreed to indemnify our present and former Trustees and officers who are made or threatened to be made parties to a legal proceeding by reason of their service in that capacity, which may be costly. Adverse rulings in any such legal proceedings could have a material adverse effect on our financial results and condition and cause substantial reputational harm and/or a decline in the market price of our shares.
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
We are dependent on key personnel and the loss of such personnel could adversely affect our results of operations and financial condition.
The execution of our repositioning strategy and management of our operations, depend to a significant degree on our senior management team. Our senior management team has extensive experience and a strong reputation in the real estate industry, which aid us in identifying opportunities, having opportunities brought to us, and negotiating with tenants. If we are unable to attract and retain skilled executives, our results of operations and financial condition could be adversely affected.

We may co-invest in joint ventures with third parties. Any future joint venture investments could be adversely affected by the capital markets, lack of sole decision-making authority, reliance on joint venture partners’ financial condition and any disputes that may arise between us and our joint venture partners.
We may co-invest with third parties through partnerships, joint ventures or other structures in which we acquire noncontrolling interests in, or share responsibility for, managing the affairs of a property, partnership, co-tenancy or other entity. If we enter into any such joint venture or similar ownership structure, we may not be in a position to exercise sole decision-making authority regarding the properties owned through such joint ventures or similar ownership structure. In addition, investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including potential deadlocks in making major decisions, restrictions on our ability to exit the joint venture, reliance on joint venture partners and the possibility that a joint venture partner might become bankrupt or fail to fund its share of required capital contributions, thus exposing us to liabilities in excess of our share of the joint venture or jeopardizing our REIT status. The funding of our capital contributions to such joint ventures may be dependent on proceeds from asset sales, credit facility advances or sales of equity securities. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to its policies or objectives. We may, in specific circumstances, be liable for the actions of its joint venture partners. In addition, any disputes that may arise between us and joint venture partners may result in litigation or arbitration that would increase its expenses. Any of the foregoing may have a material adverse effect on our business, financial condition and results of operations.
Risks Related to the Real Estate Industry
Real estate ownership creates risks and liabilities that could have a material adverse effect on us, including our results of operations and financial condition.
Our economic performance and the value of our real estate assets, and consequently the value of our securities, are subject to risks inherently associated with real estate ownership, including:

•	changes in supply of or demand for properties in areas in which we own buildings;

•	the illiquid nature of real estate markets, which limits our ability to sell our assets rapidly or to respond to changing market conditions;

•	the subjectivity of real estate valuations and changes in such valuations over time;

•	property and casualty losses;

•	the ongoing need for property maintenance and repair, and the need to make expenditures due to changes in governmental regulations, including the Americans with Disabilities Act;

•	the inability of tenants to pay rent;

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

The Financial Accounting Standards Board issued an accounting standard, effective January 1, 2019 for public business entities, that requires companies to capitalize all leases on their balance sheets by recognizing a lessee's rights and obligations. Many companies that account for certain leases on an "off balance sheet" basis will be required to account for such leases "on balance sheet." This change will remove many of the differences in the way companies account for owned property and leased property, and could have a material effect on various aspects of our tenants' businesses, including their credit quality and the factors they consider in deciding whether to own or lease properties. The new standard could cause companies that lease properties to prefer shorter lease terms, in an effort to reduce the leasing liability required to be recorded on their balance sheets. The new standard could also make lease renewal options less attractive, as, under certain circumstances, the rule would require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term.
Risks Related to Our Securities
We cannot assure that we will make distributions to our shareholders, and distributions we may make may include a return of capital.
Any distributions will be made at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, our results of operations, our financial condition, debt and equity capital available to us, our expectations of our future capital requirements and operating performance, including our funds from operations, or FFO, our normalized funds from operations, or Normalized FFO, and our cash available for distribution, restrictive covenants in our financial or other contractual arrangements (including those in our credit agreement and senior notes indenture), tax law requirements to maintain our status as a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations or to fund our acquisitions strategy. Our making of distributions is subject to compliance with restrictions contained in our credit agreement and our debt indenture. Additionally, our ability to make distributions will be adversely affected if any of the risks described herein, or other significant adverse events, occur. For these reasons, among others, our distribution rate may decline or we may cease making distributions. Also, our distributions may include a return of capital. As a result of the net operating loss carryforward from prior years, a distribution to common shareholders will not be required for 2016. There can be no assurance that we will pay distributions in the future.
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
We conduct substantially all of our business through, and substantially all of our properties are owned by, our subsidiaries. Consequently, our ability to pay debt service on our outstanding notes and any notes we issue in the future will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and have their own liabilities. Payments due on our outstanding notes, and any notes we may issue, are, or will be, effectively subordinated to liabilities of our subsidiaries, including guaranty liabilities. As of December 31, 2016, our subsidiaries had $77.7 million of debt (including net unamortized premiums and net unamortized deferred financing costs). Our outstanding notes are, and any notes we may issue will be, effectively subordinated to any secured debt with regard to our assets pledged to secure those debts.
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

Certain provisions in the organizational documents of the Operating Trust may delay, defer or prevent unsolicited acquisitions of us or changes in our control.

Provisions in the organizational documents of the Operating Trust may delay, defer or prevent a transaction or a change of control that might involve a premium price for the Company’s common shares. These provisions include, among others:

•	redemption rights of qualifying parties;

•	a provision that we may not be removed as the trustee of the Operating Trust with or without cause;

•	transfer restrictions on the OP Units held directly or indirectly by us;

•	our ability as trustee in some cases to amend the organizational documents of the Operating Partnership without the consent of the other holders of OP Units;

•	the right of the holders of OP Units to consent to mergers involving us under specified circumstances; and

•	the right of the holders of OP Units to consent to our withdrawal as the sole trustee of the Operating Trust.
These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some shareholders might consider such proposals, if made, desirable.
As an UPREIT, we are a holding company with no direct operations and will rely on distributions received from the Operating Trust to make distributions to our shareholders.
We are a holding company and conduct all of our operations through the Operating Trust. We do not have, apart from our ownership of the OP Units, any independent operations. As a result, we will rely on distributions from the Operating Trust to make any distributions to our shareholders we might declare on our common shares and to meet any of our obligations, including tax liability on taxable income allocated to us from the Operating Trust (which might not make distributions to our company equal to the tax on such allocated taxable income). The ability of subsidiaries of the Operating Trust to make distributions to the Operating Trust, and the ability of the Operating Trust to make distributions to us in turn, will depend on their operating results and on the terms of any financing arrangements into which they have entered. Such financing arrangements may contain lockbox arrangements, reserve requirements, covenants and other provisions that prohibit or otherwise restrict the distribution of funds, including upon default thereunder. In addition, because we are a holding company, the claims of our shareholders as common shareholders of our company will be structurally subordinated to all existing and future liabilities and other obligations (whether or not for borrowed money) and any preferred equity of the Operating Trust and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of the Operating Trust and its subsidiaries will be able to satisfy the claims of our common shareholders only after all of our and the Operating Trust’s and its subsidiaries’ liabilities and other obligations and any preferred equity have been paid in full.

We may acquire properties or portfolios of properties through tax-deferred contribution transactions, which could result in shareholder dilution and limit our ability to sell such assets.

In the future, we may acquire properties or portfolios of properties through tax-deferred contribution transactions in exchange for OP Units in the Operating Trust, which may result in shareholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax lives of the acquired properties, and may require that we agree to protect the contributors’ abilities to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell or finance an asset at a time, or on terms, that would be favorable absent such restrictions.
Future issuances of OP Units would reduce our ownership interest in the Operating Trust and may result in shareholder dilution.
As of December 31, 2016, we beneficially owned 100.0% of the outstanding OP Units. Our Operating Trust may, in connection with our acquisition of additional properties or otherwise, issue OP Units to third parties. Additionally, we have and may in the future issue long-term equity awards convertible into OP Units (LTIP Units) to trustees, officers, employees or other agents. Such issuances of OP Units, or the conversion of LTIP Units into OP Units, would reduce our ownership in the Operating Trust and, consequently, our share of distributions from the Operating Trust. Because OP Units may be redeemed (sometimes subject to vesting or performance achievements) for, at our election, cash or common shares, additional common shares may be issued in respect of any such redeemed OP Units, which would dilute existing shareholders. Our shareholders do not have any voting rights with respect to any such issuances, redemptions or other operational activities of the Operating Trust.
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
Conflicts of interest could arise in the future between the interests of the Company’s shareholders and the interests of other holders of OP Units, which may impede business decisions that could benefit our shareholders.
Conflicts of interest may exist or could arise in the future as a result of the relationships between the Company and its affiliates, on the one hand, and the Operating Trust or holders of OP Units, on the other. Our trustees and officers have duties to the Company and its shareholders under applicable Maryland law in connection with their management of the Company. At the same time, we, as trustee, have fiduciary duties to the Operating Trust and to the holders of all OP Units under Maryland law in connection with the management of the Operating Trust. The Company’s duties as trustee to the Operating Trust and its Unitholders may come into conflict with the duties of our trustees and officers to the Company and our shareholders.
Additionally, the organizational documents of the Operating Trust expressly limit our liability by providing that the Company will not be liable for monetary or other damages or otherwise for losses sustained, liabilities incurred or benefits not derived in connection with such decisions unless the Company acted with willful misfeasance, bad faith, gross negligence or reckless disregard of duty, and the act or omission was material to the matter giving rise to the loss, liability or benefit not derived. Moreover, the organizational documents of the Operating Trust provide that the Operating Trust may indemnify, and pay or reimburse reasonable expenses to, the Company and the Company’s and the Operating Trust’s present or former unitholders, trustees, officers or agents and any other persons acting on behalf of the Company that the Company may designate from and against all claims and liabilities by reason of his, her or its service in such capacity. The Operating Trust has the power, with the approval of the Company, to provide such indemnification and advancement of expenses. The provisions of

Maryland law that allow the fiduciary duties of a trustee to be modified by such organizational documents have not been resolved in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the organizational documents of the Operating Trust that purport to waive or restrict our fiduciary duties that would be in effect were it not for such organizational documents.
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

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Our Trustees have adopted a strategy to own and acquire at a discount to replacement cost high-quality, multi-tenant office assets in markets and sub-markets with favorable long-term supply and demand fundamentals. Our efforts will primarily be focused on larger office buildings in central business districts and major urban areas that offer an attractive quality of life, including opportunities for tenants to live and play in close proximity to where they work, with a preference for markets that have above average limitations on new supply. We believe that the dispositions related to the repositioning of our portfolio along with other dispositions that we have made or that we might make in the future will not be subject to the 100% penalty tax; however, because application of the prohibited transactions tax could be based on an analysis of all of the facts and circumstances, there can be no assurance that the gains on our prior real estate sales have not, or any future real estate sales will not, be subject to the 100% prohibited transaction tax.

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

The IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. Legislative and regulatory changes, including comprehensive tax reform, may be more likely in the 115th Congress, which convened in January 2017, because the new President and both Houses of Congress will be controlled by the same political party. We cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our shareholders.

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
General.    At December 31, 2016, we had real estate investments totaling approximately $2.9 billion in 33 properties (64 buildings), one land parcel and one property taken out of service which is now classified as a land parcel, that were leased to approximately 600 tenants. We account for the operations of all our properties in one reporting segment. At December 31, 2016, we owned the following real estate (dollars in thousands):

Property	State	Number of Buildings	Undepreciated Carrying Value(1)	Depreciated Carrying Value(1)	Annualized Rental Revenue(2)
Parkshore Plaza	CA	4	$45,439	$38,744	$4,190
1225 Seventeenth Street	CO	1	156,803	130,813	23,822
5073, 5075, & 5085 S. Syracuse Street	CO	1	63,610	53,795	7,379
1601 Dry Creek Drive	CO	1	34,550	24,538	8,865
97 Newberry Road	CT	1	15,350	12,175	1,816
33 Stiles Lane	CT	1	9,793	7,440	639
1250 H Street, NW	DC	1	72,608	44,224	8,016
Georgetown-Green and Harris Buildings	DC	2	60,023	53,423	6,514
802 Delaware Avenue	DE	1	43,496	19,279	4,280
6600 North Military Trail	FL	3	145,808	126,337	16,990
600 West Chicago Avenue	IL	2	395,444	349,605	49,406
8750 Bryn Mawr Avenue	IL	2	93,605	79,194	16,164
109 Brookline Avenue	MA	1	47,536	27,340	10,826
111 Market Place	MD	1	71,555	44,199	12,583
25 S. Charles Street	MD	1	38,504	24,864	8,717
820 W. Diamond	MD	1	33,660	20,883	2,948
Danac Stiles Business Park	MD	3	65,718	44,799	7,078
East Eisenhower Parkway	MI	2	56,376	48,187	10,569
2250 Pilot Knob Road	MN	1	6,530	3,634	867
411 Farwell Avenue	MN	1	16,357	12,301	1,909
4700 Belleview Avenue	MO	1	7,225	5,939	1,064
Cherrington Corporate Center	PA	7	71,964	49,470	6,019
1500 Market Street	PA	1	304,546	215,829	39,245
1600 Market Street	PA	1	135,851	76,416	20,744
1735 Market Street	PA	1	302,533	184,128	27,106
Foster Plaza	PA	8	76,256	54,703	11,869
206 East 9th Street	TX	1	49,197	44,318	6,356
4515 Seton Center Parkway	TX	1	23,130	13,381	3,650
4516 Seton Center Parkway	TX	1	24,257	13,760	2,645
Bridgepoint Square	TX	5	91,332	51,624	12,385
Research Park	TX	4	93,444	61,149	11,709
333 108th Avenue NE	WA	1	153,219	127,431	20,455
600 108th Avenue NE	WA	1	50,596	37,138	7,725
Properties		64	$2,856,315	$2,101,060	$374,550

625 Crane Street	IL	—	$—	$—	$—
Cabot Business Park Land	MA	—	575	575	—
Land Parcels		—	$575	$575	$—
Total		64	$2,856,890	$2,101,635	$374,550

(1)	Excludes purchase price allocations for acquired real estate leases.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of December 31, 2016, plus estimated recurring expense reimbursements; includes triple net lease rents and excludes lease value amortization, straight line rent adjustments, abated ("free") rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

At December 31, 2016, four properties (7 buildings) were encumbered by mortgage notes payable totaling $77.7 million (including net unamortized premiums and discounts and net unamortized deferred financing costs). For more information regarding these mortgage notes, see Note 8 of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares are traded on the NYSE (symbol: EQC). The following table sets forth for the periods indicated the high and low sale prices for our common shares, as reported by the NYSE:

	High	Low
2016
First Quarter	$28.58	$25.23
Second Quarter	29.74	26.92
Third Quarter	31.91	29.13
Fourth Quarter	30.98	28.04
2015
First Quarter	$27.24	$24.97
Second Quarter	27.64	24.91
Third Quarter	27.70	25.17
Fourth Quarter	29.75	26.34
As of February 13, 2017, there were 1,317 shareholders of record of our common shares. However, because many of our common shares are held by brokers and other institutions on behalf of shareholders, we believe that there are considerably more beneficial holders of our common shares than record holders.
Distributions
Under our governing documents and Maryland law, distributions to our shareholders are to be authorized and declared by our Board of Trustees.
We did not pay any cash distributions to our common shareholders in 2016 and 2015.
As a result of the net operating loss carryforward from prior years, a distribution to common shareholders was not required for 2016. The timing and amount of future distributions is determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, our results of operations, our financial condition, debt and equity capital available to us, our expectations of our future capital requirements and operating performance, including our FFO, our Normalized FFO, and our cash available for distribution, restrictive covenants in our financial or other contractual arrangements (including those in our credit agreement and senior notes indenture), tax law requirements to qualify for taxation as and remain a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations and fund acquisitions. Therefore, there can be no assurance that we will pay distributions in the future.

Issuer Repurchases

Common Share Repurchase Program

On August 24, 2015, our Board of Trustees approved a common share repurchase plan, which authorized the repurchase of up to $100.0 million of our outstanding common shares over the twelve month period following the date of authorization. On September 14, 2015, our Board of Trustees authorized the repurchase of up to an additional $100.0 million of our outstanding common shares over the twelve month period following the date of authorization. On March 17, 2016, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the twelve month period following the date of authorization.

During the year ended December 31, 2016, we purchased and retired 2,491,675 of our common shares at a weighted average price of $27.68 per share for a total investment of $69.0 million. The following table provides information with respect to the common share repurchases made by the Company during the year ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 2016	361,162	$25.97	361,162	$102,772,995
February 2016	622,627	$25.93	622,627	$86,630,373
March 2016	—	$—	—	$236,630,373
April 2016	—	$—	—	$236,630,373
May 2016	—	$—	—	$236,630,373
June 2016	—	$—	—	$236,630,373
July 2016	—	$—	—	$236,630,373
August 2016	—	$—	—	$236,630,373
September 2016	—	$—	—	$150,000,000
October 2016	—	$—	—	$150,000,000
November 2016	255,000	$28.98	255,000	$142,610,648
December 2016	1,252,886	$28.78	1,252,886	$106,550,323
Total	2,491,675	$27.68	2,491,675	$106,550,323

Since the inception of the common share repurchase plan through December 31, 2016, we have purchased and retired a total of 5,901,975 of our common shares at a weighted average price of $26.57 per share, for a total of $156.8 million. In August and September 2016, the first two share repurchase authorizations, of which $86.6 million was not utilized, expired. The $106.6 million of remaining authorization available under our share repurchase program as of December 31, 2016 is scheduled to expire in March 2017.

Surrender of Common Shares for Tax Withholding

During the year ended December 31, 2016, certain of our employees surrendered common shares owned by them to satisfy their statutory tax withholding obligations in connection with the vesting of restricted common shares under the Equity Commonwealth 2015 Omnibus Incentive Plan (the 2015 Incentive Plan).

The following table summarizes all of these repurchases during the year ended December 31, 2016:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 2016	—		N/A	N/A	N/A
February 2016	—		N/A	N/A	N/A
March 2016	—		N/A	N/A	N/A
April 2016	—		N/A	N/A	N/A
May 2016	—		N/A	N/A	N/A
June 2016	—		N/A	N/A	N/A
July 2016	—		N/A	N/A	N/A
August 2016	—		N/A	N/A	N/A
September 2016	853	(1)	$30.71	N/A	N/A
October 2016	—		N/A	N/A	N/A
November 2016	30,172	(1)	$29.41	N/A	N/A
December 2016	—		N/A	N/A	N/A
Total	31,025	(1)	$29.45

(1) The number of shares purchased represents common shares surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest under the 2015 Incentive Plan. With respect to these shares, the price paid per share is based on the closing price of our common shares as of the date of the determination of the statutory minimum federal and state tax obligations.

Unregistered Sales of Securities

There were no unregistered sales of equity securities during the year ended December 31, 2016.

Performance Graph

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act or the Exchange Act that might incorporate SEC filings, in whole or in part, the following performance graph will not be incorporated by reference into any such filings.

The following graph compares the cumulative total shareholder return of our common shares for the period from December 31, 2011 to December 31, 2016, to the NAREIT All REITs, Standard & Poor’s 500 Index, or the S&P 500, and to the NAREIT Equity Office Index over the same period. The graph assumes an investment of $100.00 in our common shares and each index and the reinvestment of all distributions. The shareholder return shown on the graph below is not indicative of future performance.

	Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Equity Commonwealth	$100.00	$104.94	$161.93	$180.31	$194.78	$212.41
NAREIT All REITs	$100.00	$120.14	$124.00	$157.66	$161.27	$176.24
S&P 500	$100.00	$116.00	$153.57	$174.60	$177.01	$198.18
NAREIT Equity Office Index	$100.00	$114.15	$120.52	$151.68	$152.11	$172.14
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

	Year Ended December 31,
Operating Data	2016	2015	2014	2013	2012
Total revenues	$500,680	$714,891	$861,857	$953,029	$961,087
Expenses:
Operating expenses	200,706	324,948	387,982	410,045	397,673
Depreciation and amortization	131,806	194,001	227,532	234,402	230,284
General and administrative	50,256	57,457	113,155	80,504	49,312
Loss on asset impairment	58,476	17,162	185,067	124,253	—
Acquisition related costs	—	—	5	318	5,648
Total expenses	441,244	593,568	913,741	849,522	682,917
Operating income (loss)	59,436	121,323	(51,884)	103,507	278,170
Interest and other income	10,331	5,989	1,561	1,229	1,410
Interest expense	(84,329)	(107,316)	(143,230)	(173,011)	(202,055)
(Loss) gain on early extinguishment of debt	(2,680)	6,661	4,909	(60,052)	(287)
Gain on sale of equity investment	—	—	171,561	66,293	—
Gain on issuance of shares by an equity investee	—	—	17,020	—	7,246
Foreign currency exchange loss	(5)	(8,857)	—	—	—
Gain on sale of properties, net	250,886	84,421	—	1,596	—
Income (loss) from continuing operations before income tax expense and equity in earnings of investees	233,639	102,221	(63)	(60,438)	84,484
Income tax expense	(745)	(2,364)	(3,191)	(2,634)	(3,207)
Equity in earnings of investees	—	—	24,460	25,754	11,420
Income (loss) from continuing operations	232,894	99,857	21,206	(37,318)	92,697
Discontinued operations	—	—	2,806	(119,649)	(172,542)
Net income (loss)	232,894	99,857	24,012	(156,967)	(79,845)
Net income attributable to noncontrolling interest in consolidated subsidiary	—	—	—	(20,093)	(15,576)
Net income (loss) attributable to Equity Commonwealth	232,894	99,857	24,012	(177,060)	(95,421)
Preferred distributions	(17,956)	(27,924)	(32,095)	(44,604)	(51,552)
Excess fair value of consideration paid over carrying value of preferred shares	(9,609)
Excess fair value of consideration over carrying value of preferred shares	—	—	(16,205)	—	(4,985)
Net income (loss) attributable to common shareholders	205,329	71,933	(24,288)	(221,664)	(151,958)
Common distributions declared	—	—	29,597	109,702	146,539
Weighted average common shares outstanding—basic	125,474	128,621	125,163	112,378	83,750
Weighted average common shares outstanding—diluted	126,768	129,437	125,163	112,378	83,750
Basic earnings per common share attributable to Equity Commonwealth common shareholders:
Income (loss) from continuing operations	$1.64	$0.56	$(0.21)	$(0.91)	$0.25
Net income (loss)	$1.64	$0.56	$(0.19)	$(1.97)	$(1.81)
Diluted earnings per common share attributable to Equity Commonwealth common shareholders:
Income (loss) from continuing operations	$1.62	$0.56	$(0.21)	$(0.91)	$0.25
Net income (loss)	$1.62	$0.56	$(0.19)	$(1.97)	$(1.81)
Common distributions declared	$—	$—	$0.25	$1.00	$1.75

	December 31,
Balance Sheet Data	2016	2015	2014	2013	2012
Real estate properties(1)	$2,856,890	$3,887,352	$5,728,443	$5,537,165	$7,829,409
Equity investments	—	—	—	517,991	184,711
Total assets	4,526,075	5,231,164	5,761,639	6,646,434	8,189,634
Total indebtedness, net	1,141,667	1,697,116	2,207,665	3,005,410	4,349,821
Total shareholders' equity attributable to Equity Commonwealth	3,260,447	3,368,487	3,319,583	3,363,586	3,105,428
Noncontrolling interest in consolidated subsidiary	—	—	—	—	396,040
Total shareholders' equity	3,260,447	3,368,487	3,319,583	3,363,586	3,501,468

(1)	Excludes value of acquired real estate leases.
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

We are an internally managed and self-advised REIT engaged in the ownership and operation primarily of office buildings throughout the United States. We were formed in 1986 under Maryland law. On November 10, 2016, we converted to what is commonly referred to as an umbrella partnership real estate investment trust, or UPREIT, structure. Substantially all of the Company’s assets and liabilities are now held in an Operating Trust through which the Company conducts its business.

At December 31, 2016, our portfolio included 33 properties (64 buildings), one land parcel and one property taken out of service which is now classified as a land parcel, with a combined 16.1 million square feet for a total investment of $2.9 billion at cost and a depreciated book value of $2.1 billion.

As of December 31, 2016, our overall portfolio was 91.1% leased. During the year ended December 31, 2016, we entered into leases for 4.3 million square feet, including lease renewals for 3.1 million square feet and new leases for 1.2 million square feet.  Leases entered into during the year ended December 31, 2016, including both lease renewals and new leases, had weighted average cash rental rates that were approximately 0.2% lower than prior rental rates for the same space and weighted average GAAP rental rates that were approximately 12.1% higher than prior rental rates for the same space.  The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatements, the magnitude and timing of contractual rent increases over the lease term, and the years of term for the newly executed leases compared to the prior leases.

Throughout 2016, our management team has continued to focus on executing our plan to reshape our portfolio in order to create long-term value for shareholders. In 2016, we continued to dispose of properties that do not meet our long-term goals. Specifically, we implemented the strategy adopted by our Board of Trustees in 2014 to dispose of assets that had one or more of the following attributes:

•	assets that did not offer an opportunity to create a competitive advantage;

•	assets that were less than 150,000 square feet;

•	assets that were not office buildings;

•	assets that were not located in the U.S.; or

•	assets that produced a low cash yield or required significant capital expenditures.

During the year ended December 31, 2015, we disposed of 91 properties (135 buildings) and one land parcel with a combined 18.9 million square feet for an aggregate gross sales price of $2.0 billion, excluding closing costs. During the year ended December 31, 2016, we sold 30 properties (62 buildings) with a combined 8.0 million square feet for an aggregate gross sales price of $1.3 billion, excluding closing costs. In January 2017, we sold 111 Market Place (one building), with 589,380 square feet for $60.1 million, excluding closing costs. As a result of these dispositions, we now have exited 90 cities, 17 states and one country. We have generated significant proceeds from our dispositions to date and have a cash balance of $2.1 billion as of December 31, 2016. For more information regarding the 2016 and 2015 dispositions, see Note 3 of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

We are now in the process of transitioning from primarily disposing of assets to a more holistic repositioning of our portfolio consistent with the office repositioning strategy adopted by our Board of Trustees in December of 2016. Our strategy is to own and acquire at a discount to replacement cost high-quality, multi-tenant office assets in markets and sub-markets with favorable long-term supply and demand fundamentals. Our efforts will primarily be focused on larger office buildings in central business districts and major urban areas that offer an attractive quality of life, including opportunities for tenants to live and play in close proximity to where they work, with a preference for markets that have above average limitations on new supply.

While executing this strategy, depending on market conditions, we may sell additional properties and are seeking to acquire attractive properties in markets meeting the criteria above. We seek to reinvest the capital received from dispositions to purchase new properties, repay debt, buy back common shares or make other investments or distributions that further our long-term strategic goals and the repositioning strategy adopted by our Board of Trustees. However, we may not be able to make suitable acquisitions or other investments with the proceeds from the dispositions. In addition, as our real estate investments have decreased, our income from operations has also declined.

As part of the disposition plan noted above, and pursuant to our accounting policy, in 2016, we evaluated the recoverability of the carrying values of each of the real estate assets that comprised our portfolio and determined that due to the shortening of the expected periods of ownership as a result of the disposition plan and current estimates of market value, it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio to their estimated fair values. As a result, we recorded an impairment charge of $58.5 million for year ended December 31, 2016 in accordance with our impairment analysis procedures.

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

For the years ended December 31, 2016 and 2015, we incurred expenses of $25.8 million and $42.7 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a portion of the properties revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of December 31, 2016 and 2015, we had amounts payable pursuant to these services of $2.7 million and $3.5 million, respectively.

Property Operations

Occupancy data for 2016 and 2015 are as follows (square feet in thousands):

	All Properties(1)		Comparable Properties(2)
	As of December 31,		As of December 31,
	2016	2015	2016	2015
Total properties	33	65	33	33
Total square feet	16,053	23,952	16,053	15,933
Percent leased(2)	91.1%	91.4%	91.1%	91.8%

(1)	Excludes properties sold in the period.

(2)	Based on properties owned continuously from January 1, 2015 through December 31, 2016, and excludes properties sold during the period.

(3)	Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

The weighted average lease term based on square feet for leases entered into during the year ended December 31, 2016 was 8.7 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for leases entered into during the year ended December 31, 2016 totaled $143.0 million, or $33.31 per square foot on average (approximately $3.88 per square foot per year of the lease term).

As of December 31, 2016, approximately 6.0% of our leased square feet and 6.3% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2017.  Renewed and new leases and rental rates at which available space may be rented in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring in 2017 are slightly below market. Lease expirations by year, as of December 31, 2016, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring	Leased Square Feet Expiring(1)	% of Leased Square Feet Expiring(1)	Cumulative % of Leased Square Feet Expiring(1)	Annualized Rental Revenue Expiring(2)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2017	82	874	6.0%	6.0%	$23,534	6.3%	6.3%
2018	83	973	6.6%	12.6%	27,088	7.2%	13.5%
2019	90	1,302	8.9%	21.5%	32,861	8.8%	22.3%
2020	82	2,250	15.4%	36.9%	52,829	14.1%	36.4%
2021	73	1,640	11.2%	48.1%	46,641	12.5%	48.9%
2022	38	755	5.2%	53.3%	26,735	7.1%	56.0%
2023	48	1,629	11.1%	64.4%	47,795	12.8%	68.8%
2024	19	304	2.1%	66.5%	9,753	2.6%	71.4%
2025	18	741	5.1%	71.6%	20,105	5.4%	76.8%
2026	13	677	4.6%	76.2%	22,272	5.9%	82.7%
Thereafter	62	3,487	23.8%	100.0%	64,937	17.3%	100.0%
	608	14,632	100.0%		$374,550	100.0%

Weighted average remaining lease term (in years):		6.5			6.0

(1)
Square feet is pursuant to existing leases as of December 31, 2016, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of December 31, 2016, plus estimated recurring expense reimbursements; includes triple net lease rents and excludes lease value amortization, straight line rent adjustments, abated ("free") rent periods and parking revenue.  We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

A principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance, except from our government tenants, who usually pay rents monthly in arrears.  As of December 31, 2016, tenants representing 1.5% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant		Square Feet(1)	% of Total Square Feet(1)	% of Annualized Rental Revenue(2)	Weighted Average Remaining Lease Term
1.	Expedia, Inc.	427	2.9%	5.3%	3.0
2.	Office Depot, Inc.	640	4.4%	4.5%	6.8
3.	PNC Financial Services Group	368	2.5%	3.2%	4.4
4.	Groupon, Inc.(3)	376	2.6%	3.2%	9.1
5.	Flextronics International Ltd.	1,051	7.2%	2.9%	13.0
6.	Ballard Spahr LLP	217	1.5%	2.1%	13.1
7.	RE/MAX Holdings, Inc.	248	1.7%	2.0%	11.3
8.	University of Pennsylvania Health System	267	1.8%	1.9%	8.8
9.	Exelon Corporation(4)	183	1.3%	1.8%	1.4
10.	Towers Watson & Co	251	1.7%	1.7%	3.3
11.	Georgetown University	240	1.6%	1.7%	2.8
12.	M&T Bank	211	1.4%	1.7%	1.7
13.	Echo Global Logistics, Inc.	226	1.5%	1.6%	10.8
14.	Wm. Wrigley Jr. Company	150	1.0%	1.5%	5.1
15.	West Corporation	336	2.3%	1.5%	12.1
	Total	5,191	35.4%	36.6%	8.3

(1)
Square footage is pursuant to existing leases as of December 31, 2016, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of December 31, 2016, plus estimated recurring expense reimbursements; includes triple net lease rents and excludes lease value amortization, straight line rent adjustments, abated ("free") rent periods and parking revenue.  We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

(3)	Groupon, Inc. statistics include 207,536 square feet that are sublet from Bankers Life and Casualty Company.

(4)	Exelon Corporation is a tenant at 111 Market Place, which was sold on January 31, 2017.

Financing Activities

On February 16, 2016, we redeemed at par $139.1 million of our 6.25% senior unsecured notes due 2016 and recognized a loss on early extinguishment of debt of $0.1 million from the write-off of an unamortized discount and unamortized deferred financing fees for the year ended December 31, 2016.

On March 4, 2016, we purchased an interest rate cap with a LIBOR strike price of 2.50%. The interest rate cap, effective April 1, 2016, has a notional amount of $400.0 million and a maturity date of March 1, 2019.

On May 15, 2016, we redeemed all of our 11,000,000 outstanding series E preferred shares at a price of $25.00 per share, for a total of $275.0 million, plus any accrued and unpaid dividends. The redemption payment occurred on May 16, 2016 (the first business day following the redemption date). We recorded $9.6 million related to the excess fair value of consideration paid over the carrying value of the preferred shares as a reduction to net income attributable to common shareholders for the year ended December 31, 2016.

On November 10, 2016, we repaid at par $167.8 million of mortgage debt at 1735 Market Street and recognized a loss on early extinguishment of debt of $2.4 million for the year ended December 31, 2016 from the write-off of unamortized deferred financing fees and breakage costs. We also recognized $0.2 million of expense included in interest and other income related to an interest rate swap as a result of the early repayment of debt for the year ended December 31, 2016.

On November 10, 2016, we converted to what is commonly referred to as an umbrella partnership real estate investment trust, or UPREIT, structure. In connection with this conversion, the Company contributed substantially all of its assets to the Operating Trust, and the Operating Trust assumed substantially all of the Company’s liabilities pursuant to a contribution and assignment agreement between the Company and the Operating Trust. The Company now conducts and intends to continue to conduct substantially all of its activities through the Operating Trust.

In connection with our conversion to an UPREIT structure, the Operating Trust entered into an amended and restated credit agreement, replacing the Company’s prior credit agreement. Under the amended and restated credit agreement, the Operating Trust has assumed all obligations of the Company as borrower and the Company is released from such obligations. The amended and restated credit agreement was amended and restated primarily to facilitate changes necessary to complete convert to an UPREIT structure. The economic terms of the amended and restated credit agreement are substantially the same as the terms of the Company’s prior credit agreement, providing for (i) a $750.0 million unsecured revolving credit facility, (ii) a $200.0 million 5-year term loan facility and (iii) a $200.0 million 7-year term loan facility.

On December 15, 2016, we redeemed at par $250.0 million of our 6.25% senior unsecured notes due 2017 and recognized a loss on early extinguishment of debt of $0.1 million from the write-off of an unamortized discount and unamortized deferred financing fees.

For more information regarding our financing sources and activities, please see the section captioned “Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” below.

RESULTS OF OPERATIONS
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Year Ended December 31,
	2016	2015	$ Change	% Change	2016	2015	2016	2015	$ Change	% Change
	(in thousands)
Rental income	$321,963	$311,432	10,531	3.4%	$87,108	$258,950	$409,071	$570,382	$(161,311)	(28.3)%
Tenant reimbursements and other income	74,339	78,599	(4,260)	(5.4)%	17,270	65,910	91,609	144,509	(52,900)	(36.6)%
Operating expenses	(162,654)	(163,290)	636	(0.4)%	(38,052)	(161,658)	(200,706)	(324,948)	124,242	(38.2)%
Net operating income(3)	$233,648	$226,741	$6,907	3.0%	$66,326	$163,202	299,974	389,943	(89,969)	(23.1)%
Other expenses:
Depreciation and amortization							131,806	194,001	(62,195)	(32.1)%
General and administrative							50,256	57,457	(7,201)	(12.5)%
Loss on asset impairment							58,476	17,162	41,314	240.7%
Total other expenses							240,538	268,620	(28,082)	(10.5)%
Operating income							59,436	121,323	(61,887)	(51.0)%
Interest and other income							10,331	5,989	4,342	72.5%
Interest expense							(84,329)	(107,316)	22,987	(21.4)%
(Loss) gain on early extinguishment of debt							(2,680)	6,661	(9,341)	(140.2)%
Foreign currency exchange loss							(5)	(8,857)	8,852	(99.9)%
Gain on sale of properties, net							250,886	84,421	166,465	197.2%
Income before income taxes							233,639	102,221	131,418	128.6%
Income tax expense							(745)	(2,364)	1,619	(68.5)%
Net income							232,894	99,857	133,037	133.2%
Preferred distributions							(17,956)	(27,924)	9,968	(35.7)%
Excess fair value of consideration paid over carrying value of preferred shares							(9,609)	—	(9,609)	(100.0)%
Net income available for Equity Commonwealth common shareholders							$205,329	$71,933	$133,396	185.4%

(1)	Comparable properties consist of 33 properties (64 buildings) owned continuously from January 1, 2015 to December 31, 2016.

(2)	Other properties consist of properties sold.

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

We refer to the 33 properties (64 buildings) we owned continuously from January 1, 2015 to December 31, 2016, as comparable properties.  We refer to the sold properties as other properties.  Our consolidated statements of operations for the years ended December 31, 2016 and 2015, include the operating results of 33 properties for the entire periods, as we owned these properties as of January 1, 2015.

Rental income. Rental income decreased $161.3 million, or 28.3%, in the 2016 period, compared to the 2015 period, primarily due to the properties sold in 2016 and 2015, partially offset by an increase of 3.4% in rental income at the comparable properties. The increase in rental income at the comparable properties is due to an increase in straight line rent adjustments related to new leasing activity where the tenants have not yet started paying rent, partially offset by several large tenant lease expirations and lease contractions. The increase in rental income at the comparable properties is also due to charges against revenue of $2.7 million recognized during the year ended December 31, 2015 related to a one-time parking tax matter and a tenant lease termination at 600 West Chicago Avenue in the 2015 period.

Rental income includes increases for straight line rent adjustments totaling $14.1 million in the 2016 period and $5.3 million in the 2015 period, and net reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $6.5 million in the 2016 period and $7.5 million in the 2015 period. Rental income also includes the recognition of lease termination fees totaling $23.4 million in the 2016 period and $8.2 million in the 2015 period.

Tenant reimbursements and other income. Tenant reimbursements and other income decreased $52.9 million, or 36.6% in the 2016 period, compared to the 2015 period primarily due to the properties sold in 2016 and 2015. Tenant reimbursements and other income decreased $4.3 million, or 5.4%, at our comparable properties primarily due to a decrease in utility reimbursements as a result of the milder winter in 2016, a decrease in real estate tax reimbursements and a bankruptcy settlement received in the prior year.

Operating expenses. The $124.2 million, or 38.2%, decrease in operating expenses during the 2016 period as compared to the 2015 period is primarily due to the properties sold in 2016 and 2015. Operating expenses at our comparable properties decreased $0.6 million, or 0.4%, primarily due to a decrease in utility expense as a result of the milder winter in 2016, a decrease in real estate tax expense and a decrease in bad debt expense, partially offset by increases in maintenance and repairs.

Depreciation and amortization. The decrease of $62.2 million, or 32.1%, in depreciation and amortization expense in the 2016 period when compared to the 2015 period primarily relates to properties sold in 2016 and 2015.

General and administrative. The decrease of $7.2 million, or 12.5% in general and administrative expenses primarily relates to a $7.9 million decrease related to the shareholder approved reimbursement of expenses incurred by Related/Corvex in connection with their consent solicitation to remove our former Trustees, a decrease of $2.7 million of expenses related to the termination and cooperation agreement with our former manager, and a $1.8 million decrease in litigation costs, partially offset by an increase of $2.9 million for share-based compensation expense, and $1.7 million of severance and related expenses in the 2016 period as a result of staffing reductions.

Loss on asset impairment. The increase of $41.3 million in loss on asset impairment is due to additional charges that we incurred in the 2016 as compared to the 2015 period. We recorded impairment charges of $43.7 million in the second quarter of 2016 related to 111 Monument Circle, 101-115 W. Washington Street and 100 East Wisconsin Avenue, and $14.7 million in the fourth quarter of 2016 related to Parkshore Plaza, Cabot Business Park Land, 625 Crane Street and 111 Market Place based upon the shortening of our expected periods of ownership as a result of our disposition plan and updated market information in accordance with our impairment analysis procedures. During the year ended December 31, 2015, we recorded impairment charges of $17.2 million related to 12655 Olive Boulevard, 1285 Fern Ridge Parkway and portfolios of properties located in Georgia and New York, based upon updated market information in accordance with our impairment analysis procedures.

Operating income. The decrease of $61.9 million, or 51.0%, in operating income is primarily due to lower net operating income as a result of our smaller size portfolio of assets and an increase in the loss on asset impairment. These decreases in operating income were partially offset by a lease termination fee of $18.0 million received at 111 Monument Circle in the 2016 period and lower depreciation expense as a result of our smaller size portfolio of assets.

Interest and other income. The increase of $4.3 million of interest and other income in the 2016 period primarily reflects interest received on higher cash balances in the current year. Interest and other income in the 2015 period primarily reflects a $3.1 million gain on the sale of securities in the first quarter of 2015.

Interest expense. The decrease of $23.0 million, or 21.4%, in interest expense primarily reflects the prepayment of $138.8 million of our 5.75% senior unsecured notes in May 2015, the foreclosure of the $40.1 million mortgage debt balance secured by 225 Water Street in May 2015, the defeasance of the outstanding $141.4 million balance of the mortgage debt secured by 111 East Wacker Drive, one of the buildings included in the Illinois Center disposition, in August 2015, the repayment of the $116.0 mortgage debt at 111 Monument Circle in December 2015, the prepayment of $139.1 million of our 6.25% senior unsecured notes in February 2016, the repayment of the $167.8 million mortgage debt at 1735 Market Street in November 2016, the prepayment of $250.0 million of our 6.25% senior unsecured notes in December 2016, and a decrease in amortization of deferred financing fees, partially offset by a decrease in amortization of net mortgage debt premiums and an increase in interest expense related to our term loans as a result of an increase in interest rates.

(Loss) gain on early extinguishment of debt. We had a loss on early extinguishment of debt of $2.7 million during the year ended December 31, 2016 compared to a gain on early extinguishment of debt of $6.7 million during the year ended December 31, 2015. The loss on early extinguishment in the 2016 period reflects the write-off of an unamortized discount and unamortized deferred financing fees related to our redemption of $139.1 million of our 6.25% senior unsecured notes due 2016 and $250.0 million of our 6.25% senior unsecured notes due 2017 and the write-off of unamortized deferred financing fees and breakage costs incurred related to our repayment of the mortgage debt at 1735 Market Street. The gain on early extinguishment of debt in the 2015 period reflects a $17.3 million gain related to the 225 Water Street foreclosure and a $0.6 million gain related to the repayment of mortgage debt at 111 Monument Circle, partially offset by a $6.2 million loss related to the defeasance of the mortgage loan secured by 1320 Main Street, a $3.9 million loss related to the defeasance of the mortgage loan secured by 111 East Wacker Drive, one of the buildings included in the Illinois Center disposition, a $0.6 million loss related to the prepayment of mortgage debt at 2501 20th Place South, a $0.1 million loss related to the redemption of $138.8 million of our 5.75% senior unsecured notes due 2015 and a $0.4 million loss related to the termination of our prior credit agreement.

Foreign currency exchange loss. The foreign currency exchange loss for the years ended December 31, 2016 and 2015 relates to the translation of proceeds from the sale of the Australian portfolio that were held in an Australian bank account.

Gain on sale of properties, net. Gain on sale of properties, net increased $166.5 million in the 2016 period as compared to the 2015 period due to a $16.5 million gain on the sale of Executive Park, a $5.5 million gain on the sale of 3330 N Washington Boulevard, a $14.7 million gain on the sale of 111 East Kilbourn Avenue, a $9.0 million gain on the sale of 1525 Locust Street, a $16.0 million gain on the sale of 633 Ahua Street, a $13.6 million gain on the sale of Lakewood on the Park, a $15.9 million gain on the sale of leased land, a $20.6 million gain on the sale of the downtown Austin portfolio, a $30.6 million gain on the sale of the movie theater portfolio and a $0.6 million gain on the sale of 9110 East Nichols Avenue in the first and second quarters of 2016. In the third quarter of 2016 we recorded gains of $78.2 million, $4.7 million, $8.4 million, and $7.2 million related to the sales of 111 River Street, Sky Park Centre, 8701 N Mopac and the South Carolina industrial portfolio, respectively. In the fourth quarter of 2016 we recorded gains of $14.9 million, $3.1 million and $7.7 million related to the sales of 7800 Shoal Creek Boulevard, 1200 Lakeside Drive and 6200 Glenn Carlson Drive, respectively. These gains were partially offset by losses in the third quarter of 2016 of $0.7 million and $15.8 million related to the sales of Raintree Industrial Park and the Midwest portfolio, respectively.

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

These gains were partially offset by a loss in the second quarter on the sale of properties in Australia of $47.9 million, which is net of the write off of approximately $63.2 million of foreign currency translation adjustments previously recorded in accumulated other comprehensive loss. We also recognized losses in the second quarter of $8.2 million and $2.3 million related to sales of a portfolio of small office and industrial properties and two properties in St. Louis, respectively, a loss in the third quarter of $12.5 million related to the sale of a portfolio in upstate New York and losses in the fourth quarter of $3.1 million and $0.4 million related to the sale of a portfolio in Georgia and the sale of 775 Ridge Lake Boulevard, respectively.

Income tax expense. The $1.6 million decrease in income tax expense primarily relates to a decrease in foreign tax expense due to the sale of the Australian assets in 2015 and federal income tax expense incurred in 2015 as a result of a taxable built-in gain triggered by the sale of a property that was previously owned by a C corporation. The decrease in income tax expense was partially offset by an increase in state income tax expense due to the sale of properties in certain states.

Preferred distributions. The $10.0 million decrease in preferred distributions relates to the redemption of all of our 11,000,000 outstanding series E preferred shares on May 15, 2016.

Excess fair value of consideration paid over carrying value of preferred shares. On May 15, 2016, we redeemed all of our 11,000,000 outstanding series E preferred shares at a price of $25.00 per share and recorded $9.6 million related to the excess fair value of consideration paid over the carrying value of the preferred shares as a reduction to net income attributable to common shareholders for the year ended December 31, 2016.

RESULTS OF OPERATIONS
Year Ended December 31, 2015, Compared to Year Ended December 31, 2014

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Year Ended December 31,
	2015	2014	$ Change	% Change	2015	2014	2015	2014	$ Change	% Change
	(in thousands)
Rental income	$432,921	$431,677	$1,244	0.3%	$137,461	$260,022	$570,382	$691,699	$(121,317)	(17.5)%
Tenant reimbursements and other income	108,253	109,589	(1,336)	(1.2)%	36,256	60,569	144,509	170,158	(25,649)	(15.1)%
Operating expenses	(230,534)	(229,777)	(757)	0.3%	(94,414)	(158,205)	(324,948)	(387,982)	63,034	(16.2)%
Net operating income(3)	$310,640	$311,489	$(849)	(0.3)%	$79,303	$162,386	389,943	473,875	(83,932)	(17.7)%
Other expenses:
Depreciation and amortization							194,001	227,532	(33,531)	(14.7)%
General and administrative							57,457	113,155	(55,698)	(49.2)%
Loss on asset impairment							17,162	185,067	(167,905)	(90.7)%
Acquisition related costs							—	5	(5)	(100.0)%
Total other expenses							268,620	525,759	(257,139)	(48.9)%
Operating income (loss)							121,323	(51,884)	173,207	(333.8)%
Interest and other income							5,989	1,561	4,428	283.7%
Interest expense							(107,316)	(143,230)	35,914	(25.1)%
Gain on early extinguishment of debt							6,661	4,909	1,752	35.7%
Gain on sale of equity investment							—	171,561	(171,561)	(100.0)%
Gain on issuance of shares by an equity investee							—	17,020	(17,020)	(100.0)%
Foreign currency exchange loss							(8,857)	—	(8,857)	(100.0)%
Gain on sale of properties, net							84,421	—	84,421	100.0%
Loss from continuing operations before income taxes and equity in earnings of investees							102,221	(63)	102,284	(162,355.6)%
Income tax expense							(2,364)	(3,191)	827	(25.9)%
Equity in earnings of investees							—	24,460	(24,460)	(100.0)%
Income from continuing operations							99,857	21,206	78,651	370.9%
Discontinued operations:
Income from discontinued operations							—	8,389	(8,389)	(100.0)%
Loss on asset impairment from discontinued operations							—	(2,238)	2,238	(100.0)%
Loss on early extinguishment of debt from discontinued operations							—	(3,345)	3,345	(100.0)%
Net income							99,857	24,012	75,845	315.9%
Preferred distributions							(27,924)	(32,095)	4,171	(13.0)%
Excess fair value of consideration over carrying value of preferred shares							—	(16,205)	16,205	(100.0)%
Net income (loss) attributable to Equity Commonwealth common shareholders							$71,933	$(24,288)	$96,221	(396.2)%
Comparable properties consist of 65 properties (127 buildings) owned continuously from January 1, 2014 to December 31, 2015.

(1)	Other properties consist of properties sold.

(2)	See Note 3 on page 33 for further information regarding NOI.

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

Rental income. Rental income decreased $121.3 million in the 2015 period, compared to the 2014 period, primarily due to the properties sold during the year ended December 31, 2015. Our rental income from comparable properties increased $1.2 million primarily due to an increase in the recognition of lease termination fees and increases due to the write offs in 2014 of an acquired real estate lease after a tenant vacated its space prior to the lease expiration and of a deferred rent receivable after a tenant contracted its lease space. These increases were partially offset by a decrease in rental income due to leasing activity in 2015 at a particular building where one tenant vacated its space and two tenants shortened their remaining lease terms. In connection with these leasing transactions, the corresponding deferred rent receivable balances were written off or amortized over the shorter term. The increase in rental income was also partially offset by charges against revenues of $2.7 million related to a parking tax matter and a tenant lease termination at 600 West Chicago Avenue recognized during the year ended December 31, 2015.

Rental income includes increases for straight line rent adjustments totaling $5.3 million in the 2015 period and $12.5 million in the 2014 period, and net reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $7.5 million in the 2015 period and $10.6 million in the 2014 period. Rental income also includes the recognition of lease termination fees totaling $8.2 million in the 2015 period and $4.7 million in the 2014 period.

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

Gain on early extinguishment of debt. The gain on early extinguishment of debt in the 2015 period reflects a $17.3 million gain related to the 225 Water Street foreclosure and a $0.6 million gain related to the repayment of mortgage debt at 111 Monument Circle, partially offset by a $6.2 million loss related to the defeasance of the mortgage loan secured by 1320 Main Street, a $3.9 million loss related to the defeasance of the mortgage loan secured by 111 East Wacker Drive, a $0.6 million loss related to the prepayment of mortgage debt at 2501 20th Place South, a $0.1 million loss related to the redemption of $138.8 million of our 5.75% senior notes and a $0.4 million loss related to the new credit agreement entered into in January 2015, which resulted in the termination of our prior credit agreement. The gain on early extinguishment of debt in the 2014 period primarily reflects the write-

off of unamortized premiums and deferred financing fees related to the prepayment of $265.0 million of 5.68% mortgage debt at 600 West Chicago Avenue in August 2014, partially offset by the write off of deferred financing fees related to the prepayment of $125.0 million of our 7.50% unsecured senior notes due 2019.

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

Gain on sale of properties, net. In the first quarter of 2015, we sold two properties and recorded a $5.9 million gain on sale of properties. In the second quarter of 2015, we recorded gains of $41.6 million and $11.9 million related to the sales of an office portfolio in AL, LA, NC, SC and Sorrento Valley Business Park, respectively. In the third quarter of 2015, we recorded gains of $27.0 million, $17.6 million and $7.9 million related to the sales of Illinois Center, 185 Asylum Street and 16th and Race Street, respectively. In the fourth quarter of 2015, we recorded gains of $22.8 million, $9.5 million, $8.4 million and $4.3 million related to the sales of Arizona Center, One Park Square, 4 South 84th Avenue and One South Church Avenue, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As of December 31, 2016, we had $2.1 billion of cash and cash equivalents.  We expect to use our cash balances, cash flow from our operations and proceeds of future property sales to fund our operations, repay debt, make distributions, purchase our common shares, acquire assets, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

Our future cash flows from operating activities will depend primarily upon our:

•	ability to maintain or improve the occupancy of, and the rental rates at, our properties;

•	ability to control operating and financing cost increases at our properties; and

•
ability to purchase additional properties which produce rents, less property operating expenses, in excess of our costs of acquisition capital and which are consistent with our office repositioning strategy.

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

Cash flows provided by (used in) operating, investing and financing activities were $163.0 million, $1,052.1 million and $(923.2) million, respectively, for the year ended December 31, 2016, and $181.5 million, $1,648.9 million and $(382.7) million, respectively, for the year ended December 31, 2015.  Changes in these three categories of our cash flows between 2016 and 2015 are primarily related to real estate improvements, our dispositions of properties, our purchase of our common shares, our repayments of debt, and our redemption of our preferred shares.

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

 Borrowings under our revolving credit facility currently bear interest at LIBOR plus a spread, which was 125 basis points as of December 31, 2016.  We also pay a facility fee of 25 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Both the interest rate spread and the facility fee are subject to adjustment based upon changes to our credit ratings.  We are allowed to borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  As of December 31, 2016, the interest rate payable on borrowings under our revolving credit facility was 2.02%.  As of December 31, 2016, we had no balance outstanding under our revolving credit facility.

Our term loans currently bear interest at a rate of LIBOR plus a spread, which was 140 and 180 basis points for the 5-year and 7-year term loan, respectively, as of December 31, 2016.  The interest rate spread is subject to adjustment based upon changes to our credit ratings.  As of December 31, 2016, the interest rate for the amounts outstanding under our term loan was 2.17% and 2.57% for the 5-year and 7-year term loan, respectively. As of December 31, 2016, our 5-year and 7-year term loans each had outstanding balances of $200.0 million.

On February 16, 2016, we redeemed at par $139.1 million of our 6.25% senior unsecured notes due 2016. On November 10, 2016, we repaid at par $167.8 million of mortgage debt at 1735 Market Street. On December 15, 2016, we redeemed at par $250.0 million of our 6.25% senior unsecured notes due 2017.

During the year ended December 31, 2016, we paid an aggregate of $18.0 million of distributions on our series D and series E preferred shares.  On May 15, 2016, we redeemed all of our 11,000,000 outstanding series E preferred shares at a price of $25.00 per share, for a total of $275.0 million, plus any accrued and unpaid dividends. The redemption payment occurred on May 16, 2016 (the first business day following the redemption date). On January 12, 2017, we announced that our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which was paid on February 15, 2017 to shareholders of record on January 30, 2017.

On March 17, 2016, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. This is in addition to the $200.0 million previously authorized by our Board of Trustees in 2015. During the year ended December 31, 2016, we purchased and retired 2,491,675 of our common shares at a weighted average price of $27.68 per share for a total investment of $69.0 million. Since the inception of the common share repurchase plan through December 31, 2016, we have purchased and retired a total of 5,901,975 of our common shares at a weighted average price of $26.57 per share, for a total of $156.8 million. In August and September 2016, the first two share repurchase authorizations, of which $86.6 million was not utilized, expired. The $106.6 million of remaining authorization available under our share repurchase program as of December 31, 2016 is scheduled to expire in March 2017.

Our outstanding debt maturities and weighted average interest rates as of December 31, 2016, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
Year	Unsecured Floating Rate Debt	Unsecured Fixed Rate Debt		Secured Fixed Rate Debt	Total(1)	Weighted Average Interest Rate(2)
2017	$—	$—		$42,675	$42,675	5.7%
2018	—	250,000		1,488	251,488	6.6%
2019	—	—		1,580	1,580	6.0%
2020	200,000	250,000		1,674	451,674	4.2%
2021	—	—		25,982	25,982	5.7%
2022	200,000	—		799	200,799	2.6%
2023	—	—		702	702	5.7%
2024	—	—		743	743	5.7%
2025	—	—		787	787	5.7%
2026	—	—		204	204	5.7%
Thereafter	—	175,000	(3)	—	175,000	5.8%
	$400,000	$675,000		$76,634	$1,151,634	4.8%

(1)	Total debt outstanding as of December 31, 2016, including net unamortized premiums and discounts and net unamortized deferred financing costs, equals $1,141,667.

(2)	Weighted based on current contractual interest rates.

(3)	The 5.75% senior unsecured notes due 2042 are callable at par on or after August 1, 2017.

For further information about our indebtedness, see Note 8 of the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.
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
During the year ended December 31, 2016, we sold 30 properties (62 buildings) with a combined 8.0 million square feet for an aggregate sales price of $1.3 billion, excluding closing costs. In January 2017, we sold 111 Market Place (one building), with 589,380 square feet for $60.1 million, excluding closing costs. For more information regarding these transactions, see Notes 3 and 20 of the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference.

During the years ended December 31, 2016, 2015 and 2014 amounts capitalized at our properties, including properties sold and properties classified in discontinued operations, for tenant improvements, leasing costs, building improvements were as follows (amounts in thousands):

	Years Ended December 31,
	2016	2015	2014
Tenant improvements(1)	$80,975	$54,272	$58,238
Leasing costs(2)	34,329	44,590	37,091
Building improvements(3)	29,767	21,403	33,370

(1)	Tenant improvements include capital expenditures to improve tenants’ space.

(2)	Leasing costs primarily include brokerage commissions and legal expenses.

(3)
Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.

During the year ended December 31, 2016, commitments made for expenditures in connection with leasing space at our properties were as follows (dollar and square foot measures in thousands):

	New Leases	Renewals	Total
Rentable square feet leased during the period	1,191	3,112	4,303
Tenant improvements and leasing commissions	$83,827	$59,187	$143,014
Tenant improvements and leasing commissions per rentable square foot	$70.40	$19.02	$33.31
Weighted average lease term by square foot (years)	10.4	8.1	8.7
Tenant improvements and leasing commissions per rentable square foot per year	$6.78	$2.42	$3.88

Debt Covenants

Our unsecured debt obligations at December 31, 2016 were our term loans and our publicly issued senior unsecured notes. Our public debt indenture and related supplements and our credit agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios.  At December 31, 2016, we believe we were in compliance with all covenants under both our indenture and related supplements and under our credit agreement.  In addition to our unsecured debt obligations, we had $77.7 million (including net unamortized premiums and net unamortized deferred financing costs) of mortgage notes outstanding at December 31, 2016.

None of our indenture and related supplements, our credit agreement, or our mortgage notes contain provisions for acceleration or require us to provide collateral security which could be triggered by our debt ratings.  However, our senior debt rating is used to determine the interest rate and the fees payable under our credit agreement.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2016, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We had no swaps or hedges as of December 31, 2016, other than the interest rate cap described in Note 12 of the Notes to Consolidated Financial Statements and under “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk—Cap Agreement” in Part II, Item 7A of this Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS
As of December 31, 2016, our contractual obligations were as follows (dollars in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations	$1,151,634	$42,675	$253,068	$477,656	$378,235
Tenant related obligations(1)	91,769	65,128	24,257	626	1,758
Projected interest expense(2)	378,030	53,865	72,944	43,273	207,948
Operating lease obligations—corporate office space	3,437	837	1,719	881	—
Total	$1,624,870	$162,505	$351,988	$522,436	$587,941

(1)	Committed tenant related obligations are leasing commissions and tenant improvements and are based on leases in effect as of December 31, 2016.

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
The following table provides a reconciliation of net income attributable to Equity Commonwealth to FFO attributable to Equity Commonwealth common shareholders and a calculation to Normalized FFO attributable to Equity Commonwealth common shareholders (in thousands):

	Years Ended December 31,
	2016	2015	2014
Reconciliation to FFO:
Net income attributable to Equity Commonwealth	$232,894	$99,857	$24,012
Real estate depreciation and amortization	130,765	194,001	227,532
Loss on asset impairment from continuing operations	58,476	17,162	185,067
Loss on asset impairment from discontinued operations	—	—	2,238
FFO from equity investees	—	—	33,007
Gain on sale of properties	(250,886)	(84,421)	—
Equity in earnings of investees	—	—	(24,460)
FFO attributable to Equity Commonwealth	171,249	226,599	447,396
Preferred distributions	(17,956)	(27,924)	(32,095)
Excess fair value of consideration paid over carrying value of preferred shares	(9,609)	—	—
FFO attributable to Equity Commonwealth common shareholders	$143,684	$198,675	$415,301

Reconciliation to Normalized FFO:
FFO attributable to Equity Commonwealth common shareholders	$143,684	$198,675	$415,301
Lease value amortization	6,531	7,515	10,650
Straight line rent from continuing operations	(14,083)	(5,328)	(12,531)
Straight line rent from discontinued operations	—	—	(226)
Loss (gain) on early extinguishment of debt from continuing operations	2,680	(6,661)	(4,909)
Loss on early extinguishment of debt from discontinued operations	—	—	3,345
Minimum cash rent from direct financing lease	—	7,451	8,128
Gain on sale of equity investment	—	—	(171,561)
Gain on issuance of shares by an equity investee	—	—	(17,020)
Interest earned from direct financing lease	—	(407)	(787)
Normalized FFO from equity investees, net of FFO	—	—	(3,353)
Shareholder litigation costs and transition-related expenses	999	10,869	37,681
Transition services fee	—	2,679	3,600
Acquisition related costs	—	—	5
Gain on sale of securities	—	(3,080)	—
Foreign currency exchange loss	5	8,857	—
Excess fair value of consideration paid over carrying value of preferred shares	9,609	—	—
Normalized FFO attributable to Equity Commonwealth common shareholders	$149,425	$220,570	$268,323

PROPERTY NET OPERATING INCOME (NOI)

We use property net operating income, or NOI, to evaluate the performance of our properties. We define NOI as income from our real estate including lease termination fees received from tenants less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions and corporate level expenses.

The following table includes the reconciliation of NOI to net income, the most directly comparable financial measure under GAAP reported in our consolidated financial statements.  We consider NOI to be an appropriate supplemental measure to net income because it helps to understand the operations of our properties.  We use NOI internally to evaluate property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, net income attributable to Equity Commonwealth common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  This measure should be considered in conjunction with net income, net income attributable to Equity Commonwealth common shareholders, operating income and cash flow from operating activities as presented in our consolidated statements of operations, consolidated statements of comprehensive income and consolidated statements of cash flows.  Other REITs and real estate companies may calculate NOI differently than we do.

A reconciliation of NOI to net income for the years ended December 31, 2016, 2015 and 2014, is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Rental income	$409,071	$570,382	$691,699
Tenant reimbursements and other income	91,609	144,509	170,158
Operating expenses	(200,706)	(324,948)	(387,982)
NOI	$299,974	$389,943	$473,875

NOI	$299,974	$389,943	$473,875
Depreciation and amortization	(131,806)	(194,001)	(227,532)
General and administrative	(50,256)	(57,457)	(113,155)
Loss on asset impairment	(58,476)	(17,162)	(185,067)
Acquisition related costs	—	—	(5)
Operating income (loss)	59,436	121,323	(51,884)

Interest and other income	10,331	5,989	1,561
Interest expense	(84,329)	(107,316)	(143,230)
(Loss) gain on early extinguishment of debt	(2,680)	6,661	4,909
Gain on sale of equity investments	—	—	171,561
Gain on issuance of shares by an equity investee	—	—	17,020
Foreign currency exchange loss	(5)	(8,857)	—
Gain on sale of properties	250,886	84,421	—
Income (loss) from continuing operations before income taxes and equity in earnings of investees	233,639	102,221	(63)
Income tax expense	(745)	(2,364)	(3,191)
Equity in earnings of investees	—	—	24,460
Income from continuing operations	232,894	99,857	21,206
Income from discontinued operations	—	—	8,389
Loss on asset impairment from discontinued operations	—	—	(2,238)
Loss on early extinguishment of debt from discontinued operations	—	—	(3,345)
Net income	$232,894	$99,857	$24,012

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
RELATED PERSON TRANSACTIONS

For information about our related person transactions, see Note 18 of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

At December 31, 2016, our outstanding fixed rate debt consisted of the following senior unsecured notes and secured mortgage notes (dollars in thousands):

Senior Unsecured Notes:

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense(1)	Maturity	Open at Par Date
6.650% senior unsecured notes due 2018	$250,000	6.65%	$16,625	1/15/2018	7/15/2017
5.875% senior unsecured notes due 2020	250,000	5.88%	14,688	9/15/2020	3/15/2020
5.750% senior unsecured notes due 2042	175,000	5.75%	10,063	8/1/2042	8/1/2017
	$675,000		$41,376

(1)
The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contracts.  In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions and issuance costs at the time we issued these debts.  For more information, see Note 8 of the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

No principal repayments are due under our senior unsecured notes until maturity.

Secured Mortgage Notes:

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense(1)	Maturity	Open at Par Date
Parkshore Plaza(2)	$41,275	5.67%	$2,373	5/1/2017	12/1/2016
206 East 9th Street	27,041	5.69%	1,601	1/5/2021	7/5/2020
33 Stiles Lane	2,415	6.75%	201	3/1/2022	12/1/2021
97 Newberry Road	5,903	5.71%	378	3/1/2026	None
	$76,634		$4,553

(1)
The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contracts.  In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions and issuance costs at the time we assumed or issued these debts.  For more information, see Note 8 of the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

(2)	The Company guarantees $3.2 million of this non-recourse loan.

Some of our secured notes require principal and interest payments through maturity pursuant to amortization schedules, and one of our secured notes requires interest only payments through maturity.

Swap Agreements

We have utilized and may utilize in the future interest rate swap agreements to manage our interest rate risk exposure on mortgage notes. We previously had interest rate swap agreements on $167.8 million of mortgage debt at 1735 Market Street, which required us to pay interest at a rate equal to a spread over LIBOR.  These interest rate swap agreements effectively modified our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense.  In November 2016, we repaid at par the mortgage debt at 1735 Market Street and terminated these related interest rate swap agreements. We may use interest rate swap agreements in the future.

Cap Agreement

We entered into an interest rate cap agreement on March 4, 2016, effective April 1, 2016, to manage our interest rate risk exposure on $400.0 million of floating rate debt, which requires us to pay interest at a rate equal to a spread over LIBOR. The interest rate cap has a maturity date of March 1, 2019. From and after the effective date, this interest rate cap agreement reduces our exposure to variability in expected future cash outflows attributable to changes in LIBOR, relating to a portion of our outstanding floating rate debt, by protecting us from increases in the hedged cash flows on our floating rate debt attributable to changes in LIBOR above the strike rate of the interest rate cap. As of December 31, 2016, the fair value of our derivative instrument included in other assets and cumulative other comprehensive loss in our consolidated balance sheet totaled $0.3 million.

Fixed Rate Debt

Because our fixed rate unsecured and secured notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations.  If all of these notes were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $7.5 million.

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

Floating Rate Debt

At December 31, 2016, our outstanding floating rate debt consisted of our term loans.  Our $200.0 million 5-year term loan matures in January 2020 and our $200.0 million 7-year term loan matures in January 2022.  As of December 31, 2016, we had no balance outstanding and $750.0 million available under our revolving credit facility. Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus spreads that are subject to adjustment based upon changes to our credit ratings.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  Effective April 1, 2016, we entered into an interest rate cap agreement with respect to $400.0 million of floating rate debt, as described above under “Cap Agreement.” In addition, upon renewal or refinancing of our revolving credit facility or term loans, we are vulnerable to increases in interest rates due to market conditions or our perceived credit risk.  Generally, a change in market interest rates would not affect the value of these floating rate debts, but would affect our operating results.

  The following table presents the impact a 100 basis point increase in interest rates, including the impact of the interest rate cap, would have on our floating rate interest expense as of December 31, 2016 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year(1)	Outstanding Debt	Total Interest Expense Per Year
Term loans at December 31, 2016	2.17%/2.57%	$400,000	$9,487
100 basis point increase	3.17%/3.57%	$400,000	$13,487

(1)	Based on the interest rates and outstanding borrowings of our floating rate debt as of December 31, 2016.

Foreign Currency Risk

Prior to the sale of our Australian portfolio, there was a risk that our financial results were affected by changes in currency exchange rates.  As a result of the sale of our Australian portfolio, our primary exposure to foreign currency exchange rates subsequent to the June 2015 disposition related to the translation of the cash and cash equivalent balance at our Australian subsidiary from Australian dollars into U.S. dollars.  As of December 31, 2016, we no longer have any foreign currency risk.
Item 8.    Financial Statements and Supplementary Data.
The information required by Item 8 is included in Item 15 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2016 our internal control over financial reporting is effective.
Ernst & Young LLP, the independent registered public accounting firm that audited our 2016 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.

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

Item 14.    Principal Accountant Fees and Services.
The information required by Item 14 is incorporated by reference to our definitive Proxy Statement.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(i) and (ii) Financial Statements and Financial Statement Schedules.
The following consolidated financial statements and financial statement schedules of Equity Commonwealth are included on the pages indicated:

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.
(iii) Exhibits.

The following documents are filed as exhibits to this Annual Report on Form 10-K:

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

Exhibit Number	Description

4.4
Supplemental Indenture No. 18, dated as of September 18, 2007, between the Company and U.S. Bank, relating to the Company’s 6.65% Senior Notes due 2018, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.)

4.5
Supplemental Indenture No. 20, dated as of September 17, 2010, between the Company and U.S. Bank, relating to the Company’s 5.875% Senior Notes due 2020, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)

4.6
Supplemental Indenture No. 21, dated as of July 25, 2012, between the Company and U.S. Bank, relating to the Company’s 5.75% Senior Notes due 2042, including form thereof. (Incorporated by reference to the Company’s Registration Statement on Form 8-A dated July 25, 2012.)

10.1
Articles of Amendment and Restatement of Declaration of Trust of EQC Operating Trust, dated November 10, 2016. (Incorporated by reference to the Company's Current Report on Form 8-K filed November 14, 2016.)

10.2
Amended and Restated Credit Agreement, dated as of November 10, 2016, among EQC Operating Trust, Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions or entities from time to time party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K filed November 14, 2016.)

10.3
Credit Agreement, dated as of January 29, 2015, among Equity Commonwealth, Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions or entities from time to time party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K filed February 3, 2015.)

10.4
Assumption Agreement, dated as of November 10, 2016, between EQC Operating Trust and Equity Commonwealth (Incorporated by reference to the Company’s Current Report on Form 8-K filed November 14, 2016.)

10.5
Contribution and Assignment Agreement, dated November 10, 2016, between the Company and EQC Operating Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K filed November 14, 2016.)

10.6
Master Sub-Management Agreement, dated as of June 13, 2014, between Equity Commonwealth Management LLC, a wholly owned subsidiary of the Company, and CBRE, Inc. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed June 17, 2014.)

10.7	Equity Commonwealth 2015 Omnibus Incentive Plan. (Incorporated by reference to the Company's Current Report on Form 8-K filed June 18, 2015.)

10.8	Amendment No. 1 to the Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed February 18, 2016.)

10.9	Form of Performance-Based LTIP Unit Agreement for Employees under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Filed herewith.)

10.10	Form of Time-Based LTIP Unit Agreement for Employees under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Filed herewith.)

10.11	Form of Performance-Based LTIP Unit Agreement for Chairman of the Board under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Filed herewith.)

10.12	Form of Time-Based LTIP Unit Agreement for Chairman of the Board under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Filed herewith.)

10.13
Form of Restricted Stock Agreement for Employees under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed February 18, 2016.)

Exhibit Number	Description
10.14
Form of Restricted Stock Unit Agreement for Employees under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed February 18, 2016.)

10.15
Form of Restricted Stock Agreement for Chairman of the Board under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed February 18, 2016.)

10.16
Form of Restricted Stock Unit Agreement for Chairman of the Board under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed February 18, 2016.)

10.17	Form of Restricted Stock Agreement for Trustees under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed June 15, 2016.)

10.18
CommonWealth REIT 2012 Equity Compensation Plan, renamed as the Equity Commonwealth 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company's Current Report on Form 8-K filed May 11, 2012.)

10.19
Amendment No. 1 to CommonWealth REIT 2012 Equity Compensation Plan, renamed as the Equity Commonwealth 2012 Equity Compensation Plan, dated October 28, 2014. (+) (Incorporated by reference to the Registration Statement on Form S-8 filed October 28, 2014.)

10.20	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

10.21
Form of Restricted Share Agreement for Trustees under Equity Commonwealth 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 31, 2014.)

10.22
Form of Restricted Share Agreement for Employees (Special Awards) under Equity Commonwealth 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 31, 2014.)

10.23
Form of Restricted Share Unit Agreement for Employees (Special Awards) under Equity Commonwealth 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 31, 2014.)

10.24	Zell Restricted Share Agreement under Equity Commonwealth 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 31, 2014.)

10.25	Zell Restricted Share Unit Agreement under Equity Commonwealth 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 31, 2014.)

10.26	Form of Indemnification Agreement. (+) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)

10.27	Summary of Trustee Compensation. (+) (Filed herewith.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (Filed herewith.)

21.1	Subsidiaries of the Company. (Filed herewith.)

23.1	Consent of Ernst & Young LLP. (Filed herewith.)

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

(+)	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
President and Chief Executive Officer

Dated: February 16, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David A. Helfand	President and Chief Executive Officer (principal executive officer), Trustee	February 16, 2017
David A. Helfand

/s/ Adam S. Markman	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 16, 2017
Adam S. Markman

/s/ Sam Zell	Chairman of the Board of Trustees	February 16, 2017
Sam Zell

/s/ James S. Corl	Trustee	February 16, 2017
James S. Corl

/s/ Martin L. Edelman	Trustee	February 16, 2017
Martin L. Edelman

/s/ Edward A. Glickman	Trustee	February 16, 2017
Edward A. Glickman

/s/ Peter Linneman	Trustee	February 16, 2017
Peter Linneman

/s/ James L. Lozier, Jr.	Trustee	February 16, 2017
James L. Lozier, Jr.

/s/ Mary Jane Robertson	Trustee	February 16, 2017
Mary Jane Robertson

/s/ Kenneth Shea	Trustee	February 16, 2017
Kenneth Shea

/s/ Gerald A. Spector	Trustee	February 16, 2017
Gerald A. Spector

/s/ James A. Star	Trustee	February 16, 2017
James A. Star

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Equity Commonwealth
We have audited the accompanying consolidated balance sheets of Equity Commonwealth (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Commonwealth at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equity Commonwealth's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 16, 2017

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Equity Commonwealth
We have audited Equity Commonwealth’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Equity Commonwealth’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Equity Commonwealth maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Equity Commonwealth as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Equity Commonwealth and our report dated February 16, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 16, 2017

EQUITY COMMONWEALTH
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2016	2015
ASSETS
Real estate properties:
Land	$286,186	$389,410
Buildings and improvements	2,570,704	3,497,942
	2,856,890	3,887,352
Accumulated depreciation	(755,255)	(898,939)
	2,101,635	2,988,413
Acquired real estate leases, net	48,281	88,760
Cash and cash equivalents	2,094,674	1,802,729
Restricted cash	6,532	32,245
Rents receivable, net of allowance for doubtful accounts of $5,105 and $7,715, respectively	152,031	174,676
Other assets, net	122,922	144,341
Total assets	$4,526,075	$5,231,164

LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior unsecured debt, net	$1,063,950	$1,450,606
Mortgage notes payable, net	77,717	246,510
Accounts payable and accrued expenses	95,395	123,587
Assumed real estate lease obligations, net	1,946	4,296
Rent collected in advance	18,460	27,340
Security deposits	8,160	10,338
Total liabilities	1,265,628	1,862,677
Commitments and contingencies
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6 1/2% cumulative convertible; 4,915,196 shares issued and outstanding, respectively, aggregate liquidation preference of $122,880	119,263	119,263
Series E preferred shares; 7 1/4% cumulative redeemable on or after May 15, 2016; 0 and 11,000,000 shares issued and outstanding, respectively, aggregate liquidation preference $0 and $275,000, respectively	—	265,391
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 123,994,465 and 126,349,914 shares issued and outstanding, respectively	1,240	1,263
Additional paid in capital	4,363,177	4,414,611
Cumulative net income	2,566,603	2,333,709
Cumulative other comprehensive loss	(208)	(3,687)
Cumulative common distributions	(3,111,868)	(3,111,868)
Cumulative preferred distributions	(677,760)	(650,195)
Total shareholders’ equity	3,260,447	3,368,487
Total liabilities and shareholders’ equity	$4,526,075	$5,231,164
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	December 31,
	2016	2015	2014
Revenues:
Rental income	$409,071	$570,382	$691,699
Tenant reimbursements and other income	91,609	144,509	170,158
Total revenues	500,680	714,891	861,857
Expenses:
Operating expenses	200,706	324,948	387,982
Depreciation and amortization	131,806	194,001	227,532
General and administrative	50,256	57,457	113,155
Loss on asset impairment	58,476	17,162	185,067
Acquisition related costs	—	—	5
Total expenses	441,244	593,568	913,741
Operating income (loss)	59,436	121,323	(51,884)
Interest and other income	10,331	5,989	1,561
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $3,725, $1,028, and $(549), respectively)	(84,329)	(107,316)	(143,230)
(Loss) gain on early extinguishment of debt	(2,680)	6,661	4,909
Gain on sale of equity investment	—	—	171,561
Gain on issuance of shares by an equity investee	—	—	17,020
Foreign currency exchange loss	(5)	(8,857)	—
Gain on sale of properties, net	250,886	84,421	—
Income (loss) from continuing operations before income taxes and equity in earnings of investees	233,639	102,221	(63)
Income tax expense	(745)	(2,364)	(3,191)
Equity in earnings of investees	—	—	24,460
Income from continuing operations	232,894	99,857	21,206
Discontinued operations:
Income from discontinued operations	—	—	8,389
Loss on asset impairment from discontinued operations	—	—	(2,238)
Loss on early extinguishment of debt from discontinued operations	—	—	(3,345)
Net income	232,894	99,857	24,012
Preferred distributions	(17,956)	(27,924)	(32,095)
Excess fair value of consideration paid over carrying value of preferred shares	(9,609)	—	—
Excess fair value of consideration over carrying value of preferred shares	—	—	(16,205)
Net income (loss) attributable to Equity Commonwealth common shareholders	$205,329	$71,933	$(24,288)
Amounts attributable to Equity Commonwealth common shareholders:
Income (loss) from continuing operations	$205,329	$71,933	$(27,094)
Income from discontinued operations	—	—	8,389
Loss on asset impairment from discontinued operations	—	—	(2,238)
Loss on early extinguishment of debt from discontinued operations	—	—	(3,345)
Net income (loss)	$205,329	$71,933	$(24,288)
Weighted average common shares outstanding — basic	125,474	128,621	125,163
Weighted average common shares outstanding — diluted	126,768	129,437	125,163
Basic earnings per common share attributable to Equity Commonwealth common shareholders:
Income (loss) from continuing operations	$1.64	$0.56	$(0.21)
Income from discontinued operations	$—	$—	$0.02
Net income (loss)	$1.64	$0.56	$(0.19)
Diluted earnings per common share attributable to Equity Commonwealth common shareholders:
Income (loss) from continuing operations	$1.62	$0.56	$(0.21)
Income from discontinued operations	$—	$—	$0.02
Net income (loss)	$1.62	$0.56	$(0.19)
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$232,894	$99,857	$24,012

Other comprehensive income (loss), net of tax:
Unrealized gain on derivative instruments and other assets	3,479	612	7,407
Foreign currency translation adjustments	—	48,917	(22,270)
Equity in unrealized loss of an investee	—	—	(22)
Total comprehensive income	$236,373	$149,386	$9,127

See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)

	Equity Commonwealth Shareholders
	Preferred Shares					Common Shares
	Series D		Series E
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Loss	Total
Balance at December 31, 2013	15,180,000	$368,270	11,000,000	$265,391	$(573,971)	118,386,918	$1,184	$(3,082,271)	$4,213,474	$2,209,840	$(38,331)	$3,363,586
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	—	—	24,012	—	24,012
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	—	—	—	7,407	7,407
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(22,270)	(22,270)
Equity in unrealized loss of an investee	—	—	—	—	—	—	—	—	—	—	(22)	(22)
Total comprehensive income												9,127
Issuance of shares, net	—	—	—	—	—	90,135	—	—	2,402	—	—	2,402
Redemption of shares	(10,264,503)	(249,004)	—	—	(16,205)	10,412,499	104	—	265,105	—	—	—
Share grants	—	—	—	—	—	717,727	8	—	6,152	—	—	6,160
Distributions	—	—	—	—	(32,095)	—	—	(29,597)	—	—	—	(61,692)
Balance at December 31, 2014	4,915,497	119,266	11,000,000	265,391	(622,271)	129,607,279	1,296	(3,111,868)	4,487,133	2,233,852	(53,216)	3,319,583
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	99,857	—	99,857
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	—	—	612	612
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	48,917	48,917
Total comprehensive income												149,386
Purchase of shares	—	—	—	—	—	(3,410,300)	(35)	—	(87,948)	—	—	(87,983)
Redemption of shares	(301)	(3)	—	—	—	144	—	—	3	—	—	—
Share grants	—	—	—	—	—	152,791	2	—	15,423	—	—	15,425
Distributions	—	—	—	—	(27,924)	—	—	—	—	—	—	(27,924)
Balance at December 31, 2015	4,915,196	119,263	11,000,000	265,391	(650,195)	126,349,914	1,263	(3,111,868)	4,414,611	2,333,709	(3,687)	3,368,487
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
(amounts in thousands, except share data)

	Equity Commonwealth Shareholders
	Preferred Shares					Common Shares
	Series D		Series E
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Loss	Total
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	232,894	—	232,894
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	—	—	3,479	3,479
Total comprehensive income												236,373
Purchase of shares	—	—	—	—	—	(2,491,675)	(25)	—	(69,962)	—	—	(69,987)
Redemption of shares	—	—	(11,000,000)	(275,000)	—	—	—	—	—	—	—	(275,000)
Excess fair value of consideration paid over carrying value of preferred shares	—	—	—	9,609	(9,609)	—	—	—	—	—	—	—
Share grants	—	—	—	—	—	136,226	2	—	18,528	—	—	18,530
Distributions	—	—	—	—	(17,956)	—	—	—	—	—	—	(17,956)
Balance at December 31, 2016	4,915,196	$119,263	—	$—	$(677,760)	123,994,465	$1,240	$(3,111,868)	$4,363,177	$2,566,603	$(208)	$3,260,447
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$232,894	$99,857	$24,012
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	102,695	145,888	166,076
Net amortization of debt discounts, premiums and deferred financing fees	3,725	1,028	(552)
Straight line rental income	(14,083)	(5,255)	(12,759)
Amortization of acquired real estate leases	21,129	34,277	51,140
Other amortization	14,513	21,309	20,931
Share-based compensation	18,530	15,425	5,733
Loss on asset impairment	58,476	17,162	187,305
Loss (gain) on early extinguishment of debt	2,680	(6,661)	(1,564)
Equity in earnings of investees	—	—	(24,460)
Gain on sale of equity investments	—	—	(171,561)
Gain on issuance of shares by an equity investee	—	—	(17,020)
Distributions of earnings from investees	—	—	20,680
Foreign currency exchange loss	5	8,857	—
Net gain on sale of properties	(250,886)	(84,421)	—
Other non-cash expenses	—	—	2,402
Change in assets and liabilities:
Restricted cash	(687)	(6,570)	3,486
Rents receivable and other assets	(23,921)	(47,472)	(30,785)
Accounts payable and accrued expenses	4,663	(4,643)	10,389
Rent collected in advance	(6,981)	(8,462)	(229)
Security deposits	264	1,225	433
Due to related persons	—	—	(9,277)
Cash provided by operating activities	163,016	181,544	224,380
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(2,802)	—	—
Real estate improvements	(121,450)	(70,633)	(99,651)
Insurance proceeds received	500	—	—
Principal payments received from direct financing lease	—	7,352	7,311
Proceeds from sale of properties, net	1,149,471	1,691,831	185,299
Purchase of securities	—	—	(23,988)
Proceeds from sale of securities	—	27,068	—
Proceeds from sale of equity investments, net	—	—	710,492
Decrease (increase) in restricted cash	26,400	(6,725)	(8,225)
Cash provided by investing activities	1,052,119	1,648,893	771,238
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common shares	(69,987)	(87,983)	—
Redemption of preferred shares	(275,000)	—	—
Payments on borrowings	(560,187)	(259,672)	(785,316)
Deferred financing fees	(52)	(7,143)	—
Distributions to common shareholders	—	—	(29,597)
Distributions to preferred shareholders	(17,956)	(27,924)	(32,095)
Cash used in financing activities	(923,182)	(382,722)	(847,008)
Effect of exchange rate changes on cash	(8)	(9,502)	(1,126)
Increase in cash and cash equivalents	291,945	1,438,213	147,484
Cash and cash equivalents at beginning of period	1,802,729	364,516	217,032
Cash and cash equivalents at end of period	$2,094,674	$1,802,729	$364,516
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$85,310	$111,324	$146,265
Taxes paid	327	6,028	2,732

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in capital expenditures recorded as liabilities	10,331	(13,528)	7,690
Mortgage note payable and interest payable transferred in consensual foreclosure	—	43,255	—
See accompanying notes.

EQUITY COMMONWEALTH

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization
Equity Commonwealth is a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland. Our primary business is the ownership and operation of real estate, primarily office buildings, throughout the United States.
On November 10, 2016, Equity Commonwealth (the Company) converted to what is commonly referred to as an umbrella partnership real estate investment trust, or UPREIT, structure. In connection with this conversion, the Company contributed substantially all of its assets to EQC Operating Trust, a Maryland real estate investment trust through which the Company will conduct its business (the Operating Trust), and the Operating Trust assumed substantially all of the Company’s liabilities pursuant to a contribution and assignment agreement between the Company and the Operating Trust.

The Company now conducts and intends to continue to conduct substantially all of its activities through the Operating Trust. The Company beneficially owned, directly and indirectly, 100.0% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust (OP Units) as of December 31, 2016 and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the exclusive power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units that may be admitted in the future.
At December 31, 2016, our portfolio included 33 properties (64 buildings), one land parcel and one property taken out of service which is now classified as a land parcel, with a combined 16.1 million square feet. All numbers of properties, numbers of buildings and square feet are unaudited.

Note 2.  Summary of Significant Accounting Policies
Basis of Presentation.    The consolidated financial statements include our investments in 100% owned subsidiaries and majority owned subsidiaries that are controlled by us. References to we, us, our and the Company, refer to Equity Commonwealth and its consolidated subsidiaries as of December 31, 2016, unless the context indicates otherwise. All intercompany transactions and balances have been eliminated.
We account for our investments in 50% or less owned companies over which we can exercise influence, but do not control, using the equity method of accounting, which included our prior investments in Select Income REIT and its consolidated subsidiaries (SIR) (beginning on July 2, 2013 when SIR ceased to be our consolidated subsidiary through the sale date on July 9, 2014) and Affiliates Insurance Company, or AIC (until May 9, 2014, when we sold all of our AIC shares). We used the income statement method to account for issuance of common shares of beneficial interest by SIR, and shares of common stock by AIC. Under this method, gains and losses reflecting changes in the value of our investments at the date of issuance of additional common shares by SIR, or common stock by AIC, are recognized in our income statement.
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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We review our properties for impairment quarterly, or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Impairment indicators may include declining tenant occupancy, lack of progress releasing vacant space, tenant bankruptcies, low long term prospects for improvement in property performance, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. The determination of undiscounted cash flow includes consideration of many factors including income to be earned from the investment, holding costs (exclusive of interest), estimated selling prices, and prevailing economic and market conditions. In the event that such expected undiscounted future cash flows do not exceed the carrying values, we estimate the fair value of the assets and record an impairment charge equal to the amount by which the carrying value exceeds the estimated fair value. Estimated fair values are calculated based on the following information, (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows. During the years ended December 31, 2016, 2015, and 2014 we recorded a loss on asset impairment in continuing operations totaling $58.5 million, $17.2 million and $185.1 million respectively, to reduce the carrying value of properties to their estimated fair values (see Note 15).
When we classify properties as held for sale, we discontinue the recording of depreciation expense and estimate their fair value less costs to sell. If we determine that the carrying value for these properties exceed their estimated fair value less costs to sell, we record a loss on asset impairment.
Certain of our real estate assets contain hazardous substances, including asbestos. We believe any asbestos in our buildings is contained in accordance with current regulations, and we have no current plans to remove any such asbestos. If we remove the asbestos or renovate or demolish these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed. We do not believe that there are other environmental conditions at any of our properties that have a material adverse effect on us. However, no assurances can be given that such conditions are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. As of December 31, 2016 and 2015, we did not have any accrued environmental remediation costs.
Cash and Cash Equivalents.    Our cash and cash equivalents consist of cash maintained in time deposits, depository accounts and money market accounts.  From time-to-time we may also invest in various U.S. government securities.  We continually monitor the credit ratings of the financial institutions holding our deposits to minimize our exposure to credit risk.  Throughout the year, we have cash balances in excess of federally insured limits deposited with various financial institutions. We do not believe we are exposed to any significant credit risk on cash and cash equivalents.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Accounting Policy for Derivative Instruments.    The Derivatives and Hedging Topic of the Codification requires companies to recognize all their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether such instrument has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. As of December 31, 2016, we have an interest rate cap agreement that qualifies as a cash flow hedge.
We are exposed to certain risks relating to our ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swaps and caps are entered into to manage interest rate risk associated with our floating rate borrowings. We designate interest rate swaps and caps as cash flow hedges of floating rate borrowings.
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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Estimates.    Preparation of these financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.
Foreign Operations.    During the year ended December 31, 2015, we sold our Australian properties (see Note 3) and as of each of December 31, 2016 and 2015, we did not have any foreign operations. The U.S. dollar was the functional currency for our consolidated subsidiaries operating in the United States prior to the sale of the Australian portfolio. The functional currency for our consolidated subsidiaries in countries other than the United States was the principal currency in which the entity's assets, liabilities, income and expenses were denominated. The functional currency of our consolidated subsidiary that operated in Australia was the Australian dollar. We translated our Australian subsidiary's financial statements into U.S. dollars when we consolidated that subsidiary's financial statements on a quarterly basis. Generally, we translated assets and liabilities at the exchange rate in effect as of the balance sheet date. The resulting translation adjustments were included in cumulative other comprehensive loss in our consolidated balance sheets. We translated income statement accounts using the average exchange rate for the period and income statement accounts that include significant non-recurring transactions at the rate in effect as of the date of the transaction. We were subject to foreign currency risk due to potential fluctuations in exchange rates between Australian and U.S. currencies.
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
New Accounting Pronouncements. In February 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-01, Clarifying the Definition of a Business, that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. This update is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Early adoption is permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. We do not expect that the adoption of this ASU will have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which amends FASB Accounting Standards Codification (ASC) Topic 230, Statements of Cash Flows, to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We do not expect that the adoption of this ASU will have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We do not expect that the adoption of this ASU will have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

classification on the statement of cash flows. This update is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, but early adoption is permitted. We do not expect that the adoption of this ASU will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. The ASU also requires lessees or lessors to capitalize only initial direct costs of leases. This update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, but early adoption is permitted. We are currently in the process of evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates a single source of revenue guidance. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other GAAP requirements, such as the leasing literature). The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. The new standard is effective for fiscal years beginning after December 15, 2017 and for interim periods therein.  Early adoption is permitted beginning after December 15, 2016. Upon adoption of ASU 2016-02, Leases, the majority of our revenue, will be subject to the allocation provisions outlined within the revenue standard. We are currently evaluating the specific implementation requirements for allocating the consideration within our contracts in accordance with ASU No. 2014-09.

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

Balance Sheet as of December 31, 2015	Originally Reported	Effect of Change	As Adjusted
Other assets, net	$157,549	$(13,208)	$144,341
Senior unsecured debt, net	1,460,592	(9,986)	1,450,606
Mortgage notes payable, net	249,732	(3,222)	246,510

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08.  ASU 2014-08 changes the criteria for reporting a discontinued operation.  Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation.  We adopted ASU 2014-08 on January 1, 2015, and determined that our 2016 dispositions and 2015 dispositions do not individually represent a strategic shift, as defined by the standard, that has or will have a major effect on our operations and financial results. As a result, the 2016 and 2015 dispositions have not been presented as discontinued operations in the statements of operations.

Note 3.  Real Estate Properties
Acquisitions and Expenditures
In October 2016, we purchased a parcel of land adjacent to our Research Park property in Austin, Texas for $2.8 million. We did not make any acquisitions during the year ended December 31, 2015.
During the years ended December 31, 2016, 2015, and 2014, we made improvements, excluding tenant-funded improvements, to our properties totaling $110.7 million, $75.7 million and $91.6 million, respectively.
We committed $143.0 million for expenditures related to 4.3 million square feet of leases executed during 2016. Committed but unspent tenant related obligations are leasing commissions and tenant improvements. Based on existing leases as of December 31, 2016, committed but unspent tenant related obligations were $91.8 million.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Properties Held For Sale:

We classify all properties that meet the criteria outlined in the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification (Codification) as held for sale on our consolidated balance sheets.  During March 2014, the former management team ceased to actively market 31 properties (67 buildings) with a combined 5,641,450 square feet that we had previously classified as held for sale as of December 31, 2013.  These properties were not under agreement for sale when our former Trustees were removed in March 2014.  These properties were reclassified to properties held and used in operations because they no longer met the requirements under GAAP for classification as held for sale.  Operating results for these properties were reclassified from discontinued operations to continuing operations for all periods presented herein.  In connection with this reclassification, we reversed previously recorded impairment losses totaling $4.8 million, which included the elimination of estimated costs to sell. As of December 31, 2016 and 2015, we had no properties classified as held for sale.

Property Dispositions:

During the year ended December 31, 2016, we disposed of the following properties (dollars in thousands):

Asset	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price	Gain (Loss) on Sale
Properties
Executive Park	February 2016	1	9	427,443	$50,865	$16,531
3330 N Washington Boulevard	March 2016	1	1	55,719	11,250	5,455
111 East Kilbourn Avenue	March 2016	1	1	373,669	60,500	14,687
1525 Locust Street	April 2016	1	1	98,009	17,700	8,956
633 Ahua Street	April 2016	1	1	93,141	29,000	15,963
Lakewood on the Park	May 2016	1	2	180,558	37,100	13,616
Leased Land	June 2016	1	7	—	48,450	15,914
9110 East Nichols Avenue	June 2016	1	1	143,958	17,200	642
111 River Street(1)	July 2016	1	1	566,215	235,000	78,207
Sky Park Centre	July 2016	1	2	63,485	13,700	4,746
Raintree Industrial Park	July 2016	1	12	563,182	11,500	(653)
8701 N Mopac	August 2016	1	1	121,901	21,500	8,394
7800 Shoal Creek Boulevard	October 2016	1	4	151,917	29,210	14,908
1200 Lakeside Drive	November 2016	1	1	260,084	65,270	3,062
6200 Glenn Carlson Drive	December 2016	1	1	338,000	23,050	7,706

Portfolios of properties
812 San Antonio Street	May 2016	1	1	59,321
1601 Rio Grande Street	May 2016	1	1	56,219
Downtown Austin portfolio		2	2	115,540	$32,600	$20,584

785 Schilinger Road South	June 2016	1	1	72,000
401 Vine Street	June 2016	1	1	53,980
633 Frazier Drive	June 2016	1	1	150,000
9840 Gateway Boulevard North	June 2016	1	1	72,000
3003 South Expressway 281	June 2016	1	1	150,000
1331 North Center Parkway	June 2016	1	1	53,980
Movie theater portfolio		6	6	551,960	$109,100	$30,595

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asset	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price	Gain (Loss) on Sale
128 Crews Drive	July 2016	1	1	185,600
111 Southchase Boulevard	July 2016	1	1	168,087
1043 Global Avenue	July 2016	1	1	450,000
South Carolina industrial portfolio		3	3	803,687	$30,000	$7,248

100 East Wisconsin Avenue	August 2016	1	1	435,067
111 Monument Circle	August 2016	1	2	1,121,764
101-115 W. Washington Street	August 2016	1	1	634,058
North Point Office Complex	August 2016	1	2	873,335
Midwest portfolio		4	6	3,064,224	$416,900	$(15,800)
Total		30	62	7,972,692	$1,259,895	$250,761

(1)	Property sale represented a leasehold interest.
During the year ended December 31, 2015, we disposed of the following properties (dollars in thousands):

Asset	Date Disposed	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price	Gain (Loss) on Sale
Properties
11350 North Meridian Street	January 2015	1	1	72,264	$4,200	$766
333 Laurel Oak Drive(1)	March 2015	—	1	27,164	2,450	251
1921 E. Alton Avenue	March 2015	1	1	67,846	14,533	4,851
46 Inverness Center Parkway	April 2015	—	—	—	2,000	1,857
225 Water Street(2)	May 2015	1	1	318,997	—	—
Sorrento Valley Business Park	June 2015	1	4	105,003	23,500	11,896
Illinois Center	August 2015	1	2	2,090,162	376,000	26,956
16th and Race Street	August 2015	1	1	608,625	43,000	7,922
185 Asylum Street	September 2015	1	1	868,395	113,250	17,619
One South Church Avenue	October 2015	1	1	240,811	32,000	4,282
775 Ridge Lake Boulevard	October 2015	1	1	120,678	16,300	(360)
One Park Square	October 2015	1	6	259,737	34,300	9,512
Arizona Center	December 2015	1	4	1,070,724	126,000	22,838
4 South 84th Avenue	December 2015	1	1	236,007	18,000	8,393

Portfolio of properties
7450 Campus Drive	May 2015	1	1	77,411
129 Worthington Ridge Road	May 2015	1	1	227,500
599 Research Parkway	May 2015	1	1	48,249
181 Marsh Hill Road	May 2015	1	1	162,036
101 Barnes Road	May 2015	1	1	45,755
15 Sterling Drive	May 2015	1	1	173,015
35 Thorpe Avenue	May 2015	1	1	79,862
50 Barnes Industrial Road North	May 2015	1	1	154,255
5-9 Barnes Industrial Road	May 2015	1	1	38,006

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asset	Date Disposed	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price	Gain (Loss) on Sale
860 North Main Street	May 2015	1	1	31,165
One Barnes Industrial Road South	May 2015	1	1	30,170
Village Lane	May 2015	1	2	58,185
100 Northfield Drive	May 2015	1	1	116,986
905 Meridian Lake Drive	May 2015	1	1	74,652
1717 Deerfield Road	May 2015	1	1	141,186
1955 West Field Court	May 2015	1	1	59,130
5015 S. Water Circle	May 2015	1	1	113,524
Adams Place	May 2015	1	2	230,259
Cabot Business Park	May 2015	1	2	252,755
2300 Crown Colony Drive	May 2015	1	1	45,974
Myles Standish Industrial Park	May 2015	1	2	74,800
340 Thompson Road	May 2015	1	1	25,000
100 South Charles Street	May 2015	1	1	159,616
6710 Oxon Hill	May 2015	1	1	118,336
8800 Queen Avenue South	May 2015	1	1	280,822
9800 Sherlard Parkway	May 2015	1	1	46,765
Rosedale Corporate Plaza	May 2015	1	3	149,116
1000 Shelard Parkway	May 2015	1	1	62,499
525 Park Street	May 2015	1	1	75,636
1900 Meyer Drury Drive	May 2015	1	1	65,225
131-165 West Ninth Street	May 2015	1	1	75,517
7-9 Vreeland Road	May 2015	1	1	155,891
5 Paragon Drive	May 2015	1	1	119,089
1000 Voorhees Drive and 400 Laurel Oak Drive(1)	May 2015	1	2	125,415
1601 Veterans Highway	May 2015	1	1	63,608
Two Corporate Center Drive	May 2015	1	1	291,230
11311 Cornell Park Drive	May 2015	1	1	93,413
5300 Kings Island Drive	May 2015	1	1	159,421
3 Crown Point Court	May 2015	1	1	73,987
515 Pennsylvania Avenue	May 2015	1	1	82,000
443 Gulph Road	May 2015	1	1	21,000
4350 Northern Pike	May 2015	1	1	503,885
Thunderbolt Place	May 2015	1	2	100,505
6160 Kempsville Circle	May 2015	1	1	129,565
448 Viking Drive	May 2015	1	1	75,374
Portfolio of small office and industrial assets		45	53	5,287,790	$376,000	$(8,160)

2501 20th Place South	June 2015	1	1	125,722
420 20th Street North	June 2015	1	1	514,893
Inverness Center	June 2015	1	4	475,882

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asset	Date Disposed	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price	Gain (Loss) on Sale
701 Poydras Street	June 2015	1	1	1,256,971
300 North Greene Street	June 2015	1	1	324,305
1320 Main Street	June 2015	1	1	334,075
AL, LA, NC, SC office portfolio		6	9	3,031,848	$417,450	$41,596

12655 Olive Boulevard	June 2015	1	1	98,588
1285 Fern Ridge Parkway	June 2015	1	1	66,510
St. Louis portfolio(3)		2	2	165,098	$14,300	$(2,349)

310-314 Invermay Road(4)	April 2015	1	1	47,480
253-293 George Town Road(4)	April 2015	1	1	143,914
7 Modal Crescent	June 2015	1	1	164,160
71-93 Whiteside Road	June 2015	1	1	303,488
9-13 Titanium Court	June 2015	1	1	69,664
16 Rodborough Road	June 2015	1	1	90,525
22 Rodborough Road	June 2015	1	1	43,427
127-161 Cherry Lane	June 2015	1	1	278,570
310-320 Pitt Street	June 2015	1	1	313,865
44-46 Mandarin Street	June 2015	1	1	226,718
19 Leadership Way	June 2015	1	1	76,714
Australia portfolio(5)		11	11	1,758,525	$232,955	$(47,872)

Widewaters Parkway	August 2015	1	8	514,241
5062 Brittonfield Parkway	August 2015	1	1	40,162
Woodcliff Drive	August 2015	1	6	516,760
Interstate Place	August 2015	1	2	61,399
1000 Pittsford - Victor Road	August 2015	1	1	73,358
1200 Pittsford - Victor Road	August 2015	1	1	18,900
Corporate Crossing	August 2015	1	5	216,126
Canal View Boulevard	August 2015	1	3	118,375
14 Classic Street	August 2015	1	1	37,084
110 W Fayette Street	August 2015	1	1	304,906
251 Salina Meadows Parkway	August 2015	1	1	65,617
Upstate New York portfolio(3)		11	30	1,966,928	$104,625	$(12,518)

9040 Roswell Road	October 2015	1	1	178,941
The Exchange	October 2015	1	2	187,632
3920 Arkwright Road	October 2015	1	1	196,156
1775 West Oak Commons Court	October 2015	1	1	79,854
Georgia portfolio(3)		4	5	642,583	$48,550	$(3,059)
Total		91	135	18,939,185	$1,999,413	$84,421

(1)	This property contains three buildings. We sold one building in March 2015 and two buildings in May 2015.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(4)	These properties were sold in a separate transaction to a different buyer than the other Australian properties.

(5)	The loss on sale includes a $63.2 million cumulative foreign currency translation adjustment reclassified from cumulative other comprehensive loss due to the disposition of the Australian portfolio.
During the year ended December 31, 2014, we sold 14 properties (43 buildings) with a combined 2,784,098 square feet for an aggregate gross sales price of $215.9 million, excluding closing costs and mortgage debt repayments. In connection with this transaction, we recognized a loss on asset impairment of $2.2 million and a loss on early extinguishment of debt of $3.3 million for the year ended December 31, 2014.
Results of operations for properties sold prior to December 31, 2014, are included in discontinued operations in our consolidated statements of operations. Summarized income statement information for properties included in discontinued operations is as follows (in thousands):

Year Ended December 31,
2014
Rental income	$14,243
Tenant reimbursements and other income	1,900
Total revenues	16,143

Operating expenses	7,138
General and administrative	10
Total expenses	7,148
Operating income	8,995
Interest and other income	2
Interest expense	(608)
Income from discontinued operations	$8,389
Lease Payments
Our real estate properties are generally leased on gross lease, modified gross lease or triple net lease bases pursuant to non-cancelable, fixed term operating leases expiring between 2017 and 2034. Our triple net leases generally require the lessee to pay all property operating costs. Our gross leases and modified gross leases require us to pay all or some property operating expenses and to provide all or some property management services. A portion of these property operating expenses are reimbursed by the tenants.
The future minimum lease payments, excluding tenant reimbursement revenue, scheduled to be received by us during the current terms of our leases as of December 31, 2016 are as follows (in thousands):

2017	$292,388
2018	299,449
2019	278,531
2020	244,953
2021	206,046
Thereafter	850,539
$2,171,906

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

One of our real estate properties that we sold in 2016, 111 River Street in Hoboken, New Jersey, was subject to a ground lease. The amount of ground lease expense included in operating expenses during the years ended December 31, 2016, 2015 and 2014, totaled $0.9 million, $1.8 million and $1.8 million, respectively. Ground lease expense includes percentage rent.
Note 4. Lease Intangibles
The following table summarizes the carrying amounts for our acquired real estate leases and assumed real estate lease obligations as of December 31, 2016, and 2015, and (in thousands):

	December 31,
	2016	2015
Acquired in-place leases	$102,102	$147,056
Acquired above market leases	44,752	78,210
Acquired real estate leases	146,854	225,266
Accumulated amortization, acquired in-place leases	(71,320)	(91,301)
Accumulated amortization, acquired above market leases	(27,253)	(45,205)
Acquired real estate leases, net	$48,281	$88,760

Acquired below market leases	10,434	19,742
Accumulated amortization	(8,488)	(15,446)
Assumed real estate lease obligations, net	$1,946	$4,296
Amortization of the lease intangibles for the years ended December 31, 2016, 2015, and 2014, is as follows (in thousands):

		December 31,
	Income Statement Location	2016	2015	2014
Amortization of acquired in-place leases	Depreciation and amortization	$14,598	$26,787	$40,493
Amortization of above and below market leases	Increase (decrease) to rental income	(6,531)	(7,515)	(10,650)

Future amortization of net intangible lease assets and liabilities to be recognized by us during the current terms of our leases as of December 31, 2016, are approximately (in thousands):

2017	$9,670
2018	8,397
2019	6,178
2020	5,882
2021	5,252
Thereafter	10,956
$46,335

Note 5.  Investment in Direct Financing Lease

We had an investment in a direct financing lease that related to a lease with a term that exceeded 75% of the useful life of an office tower located within a mixed use property in Phoenix, AZ.  In December 2015, we sold this property. Prior to the sale of the property, we recognized income using the effective interest method to produce a level yield on funds not yet recovered.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.  Equity Investments

At December 31, 2016, and 2015, we did not have any ownership interests in equity investments. For the year ended December 31, 2014, equity in earnings is as follows (in thousands):

Year Ended December 31,
2014
SIR	$24,516
AIC	(56)
$24,460

Investment in SIR

SIR was one of our consolidated subsidiaries until July 2, 2013 and was an unconsolidated equity investment from July 2, 2013 until July 9, 2014. Under the equity method, we recorded our percentage share of net earnings of SIR in our consolidated statements of operations. On July 9, 2014, we sold our entire stake of 22,000,000 common shares of SIR. We received $704.8 million in cash representing $32.04 per share and recognized a gain on sale of equity investment of $171.8 million in our consolidated statement of operations. Proceeds from this sale were used to repay our revolving credit facility and certain mortgage loans. As a result of this sale, we no longer hold any interest in SIR. See Note 18 for additional information about our investment in AIC.

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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following unaudited summarized income statement information of SIR for the period from January 1, 2014, through July 9, 2014, is as follows (in thousands, except per share data):

For the Period from January 1, 2014 through July 9, 2014
Rental income	$98,226
Tenant reimbursements and other income	16,980
Total revenues	115,206

Operating expenses	20,982
Depreciation and amortization	20,832
Acquisition related costs	374
General and administrative	7,731
Total expenses	49,919
Operating income	65,287
Interest expense	(7,287)
Gain on early extinguishment of debt	243
Income before income tax expense and equity in earnings of an investee	58,243
Income tax expense	(90)
Equity in earnings of an investee	32
Net income	$58,185
Weighted average common shares outstanding	52,394
Net income per common share	$1.11

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

Our participation in the AIC property insurance program expired in June 2014.  See Note 18 for additional information about our investment in AIC.

Note 7. Other Assets
Real Estate Mortgages Receivable
As of December 31, 2016, and 2015, we had total real estate mortgages receivable with an aggregate carrying value of $8.1 million included in other assets in our consolidated balance sheets.  We provided mortgage financing totaling $7.7 million at 6.0% per annum in connection with our sale of three properties (18 buildings) in January 2013 in Dearborn, MI; this real estate mortgage requires monthly interest payments and matures on January 24, 2023.  We also provided mortgage financing totaling $0.4 million at 6.0% per annum in connection with our sale of a property in Salina, NY in April 2012. This real estate mortgage requires monthly interest payments and matures on April 30, 2019.

We monitor the payment history of the borrowers and have determined that no allowance for losses related to these real estate mortgages receivable was necessary at December 31, 2016, and 2015.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Financing Fees, Deferred Leasing Costs and Capitalized Lease Incentives
The following table summarizes our deferred financing fees related to our unsecured revolving credit facility included in other assets, deferred leasing costs and capitalized lease incentives as of December 31, 2016, and 2015 (in thousands):

	December 31,
	2016	2015
Deferred financing fees	$14,458	$14,458
Accumulated amortization	(11,093)	(9,478)
Deferred financing fees, net	$3,365	$4,980

Deferred leasing costs	$133,771	$166,390
Accumulated amortization	(41,148)	(56,162)
Deferred leasing costs, net	$92,623	$110,228

Capitalized lease incentives	$10,344	$11,623
Accumulated amortization	(2,680)	(2,498)
Capitalized lease incentives, net	$7,664	$9,125

Future amortization of deferred leasing costs and capitalized lease incentives to be recognized by us during the current terms of our leases as of December 31, 2016 are approximately (in thousands):

	Deferred Leasing Costs	Capitalized Lease Incentives
2017	$12,796	$1,319
2018	12,318	1,287
2019	11,611	1,552
2020	10,291	1,273
2021	8,687	996
Thereafter	36,920	1,237
	$92,623	$7,664

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8.  Indebtedness
At December 31, 2016 and 2015, our outstanding indebtedness included the following (in thousands):

				December 31,
	Interest Rate at December 31, 2016		Maturity Date	2016	2015
Unsecured revolving credit facility, at LIBOR plus a premium	2.02%		1/28/2019	$—	$—
5-year unsecured term loan, at LIBOR plus a premium	2.17%		1/28/2020	200,000	200,000
7-year unsecured term loan, at LIBOR plus a premium	2.57%		1/28/2022	200,000	200,000
Unsecured floating rate debt	2.37%	(1)		$400,000	$400,000

6.25% Senior Unsecured Notes due 2016	—%		—	$—	$139,104
6.25% Senior Unsecured Notes due 2017	—%		—	—	250,000
6.65% Senior Unsecured Notes due 2018	6.65%		1/15/2018	250,000	250,000
5.875% Senior Unsecured Notes due 2020	5.88%		9/15/2020	250,000	250,000
5.75% Senior Unsecured Notes due 2042	5.75%		8/1/2042	175,000	175,000
Unsecured fixed rate debt	6.13%	(1)		$675,000	$1,064,104

Parkshore Plaza(2)	5.67%		5/1/2017	$41,275	$41,275
1735 Market Street(3)	—%		—	—	169,612
206 East 9th Street	5.69%		1/5/2021	27,041	27,515
33 Stiles Lane	6.75%		3/1/2022	2,415	2,785
97 Newberry Road	5.71%		3/1/2026	5,903	6,375
Secured fixed rate debt	5.71%	(1)		$76,634	$247,562
				$1,151,634	$1,711,666
Unamortized net premiums, discounts and deferred financing fees				(9,967)	(14,550)
				$1,141,667	$1,697,116

(1)	Represents weighted average interest rate at December 31, 2016.

(2)	The Company guarantees $3.2 million of this non-recourse loan.

(3)	Interest on this loan was payable at LIBOR plus 2.625% but was fixed for the first seven years to December 1, 2016 by a cash flow hedge which set the rate at approximately 5.66%.

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
On January 29, 2015, we entered into a new credit agreement, pursuant to which the lenders agreed to provide (i) a $750.0 million unsecured revolving credit facility, (ii) a $200.0 million 5-year term loan facility and (iii) a $200.0 million 7-year term loan facility. The new agreement replaced our prior credit agreement, dated as of August 9, 2010, and our prior term loan

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

agreement, dated as of December 16, 2010.  In connection with the termination of the prior agreements, we recognized a loss on early extinguishment of debt of $0.4 million from the write-off of unamortized deferred financing fees for the year ended December 31, 2015.
On November 10, 2016, in connection with our conversion to an UPREIT structure, the Operating Trust entered into an amended and restated credit agreement, replacing the Company’s prior credit agreement. Under the amended and restated credit agreement, the Operating Trust has assumed all obligations of the Company as borrower and the Company is released from such obligations. The economic terms of the amended and restated credit agreement are substantially the same as the terms of the Company’s prior credit agreement.
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

Borrowings under our revolving credit facility currently bear interest at LIBOR plus a spread, which was 125 basis points as of December 31, 2016.  As of December 31, 2016, the interest rate payable on borrowings under our revolving credit facility was 2.02%.  As of December 31, 2016, we had no balance outstanding and $750.0 million available under our revolving credit facility and the facility fee as of December 31, 2016 was 0.25%. Our term loans currently bear interest at a rate of LIBOR plus a spread, which was 140 and 180 basis points for the 5-year and 7-year term loan, respectively, as of December 31, 2016.  As of December 31, 2016, the interest rates for the amounts outstanding under our 5-year term loan and 7-year term loan were 2.17% and 2.57%, respectively.  As of December 31, 2016, we had $200.0 million outstanding under each of our 5-year and 7-year term loans.

Debt Covenants:

Our public debt indenture and related supplements and our credit agreement contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.  At December 31, 2016, we believe we were in compliance with all of our respective covenants under our public debt indenture and related supplements, our credit agreement.

Senior Unsecured Notes:

On December 15, 2016, we redeemed at par $250.0 million of our 6.25% senior unsecured notes due 2017 and recognized a loss on early extinguishment of debt of $0.1 million from the write-off of an unamortized discount and unamortized deferred financing fees.

On February 16, 2016, we redeemed at par $139.1 million of our 6.25% senior unsecured notes due 2016 and recognized a loss on early extinguishment of debt of $0.1 million from the write-off of an unamortized discount and unamortized deferred financing fees.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Mortgage Notes Payable:

At December 31, 2016, four of our properties (7 buildings) with an aggregate net book value of $102.7 million had secured mortgage notes totaling $77.7 million (including net premiums and unamortized deferred financing fees) maturing from 2017 through 2026.

On November 10, 2016, we repaid at par $167.8 million of mortgage debt at 1735 Market Street and recognized a loss on early extinguishment of debt of $2.4 million from the write-off of unamortized deferred financing fees and breakage costs for the year ended December 31, 2016. We also recognized $0.2 million of expense included in interest and other income related to an interest rate swap as a result of the early repayment of debt for the year ended December 31, 2016.

On December 1, 2015, we repaid at par $116.0 million of mortgage debt at 111 Monument Circle and recognized a gain on early extinguishment of debt of $0.6 million for the year ended December 31, 2015 from the write-off of an unamortized premium, net of the write-off of unamortized deferred financing fees.

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

In accordance with the agreement to sell 2501 20th Place South, we were required to deliver the property unencumbered. On June 5, 2015, we prepaid $10.0 million of mortgage debt at 2501 20th Place South and recognized a loss on early extinguishment of debt totaling $0.6 million for the year ended December 31, 2015, which consisted of a prepayment premium and the write off of unamortized deferred financing fees, net of the write off of an unamortized premium.

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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On August 1, 2014, we prepaid at par the $265.0 million of mortgage debt at 600 West Chicago Avenue and recognized a net gain on early extinguishment of debt of $6.7 million from the write-off of an unamortized premium, net of the write-off of unamortized deferred financing fees.

On June 27, 2014, we repaid $11.2 million of mortgage debt at Madrone Business Park and $8.5 million of mortgage debt at Stafford Commerce Center and Stafford Commerce Park in connection with the sale of the related properties and recognized a loss on early extinguishment of debt of $3.3 million, included in loss on early extinguishment of debt from discontinued operations, from prepayment penalties and the write-off of unamortized discounts and deferred financing fees.

On March 11, 2014, we prepaid at par the $12.0 million of mortgage debt at 3920 Arkwright Road.
Required Principal Payments:
The required principal payments due during the next five years and thereafter under all of our outstanding debt at December 31, 2016 are as follows (in thousands):

2017	$42,675
2018	251,488
2019	1,580
2020	451,674
2021	25,982
Thereafter	378,235
$1,151,634

Note 9.  Shareholders’ Equity

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

During the year ended December 31, 2014, we issued 90,135 common shares to RMR pursuant to the amended and restated business management agreement. See Note 18 for further information regarding this agreement.

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

During the years ended December 31, 2016 and 2015, we purchased and retired 2,491,675 and 3,410,300 of our common shares, respectively, at a weighted average price of $27.68 and $25.76 per share, respectively, for a total investment of $69.0 million and $87.8 million, respectively. Since the inception of the common share repurchase plan through December 31, 2016, we have purchased and retired a total of 5,901,975 of our common shares at a weighted average price of $26.57 per share, for a

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

total of $156.8 million. In August and September 2016, the first two share repurchase authorizations, of which $86.6 million was not utilized, expired. The $106.6 million of remaining authorization available under our share repurchase program as of December 31, 2016 is scheduled to expire in March 2017.

During the year ended December 31, 2016, certain of our employees surrendered 31,025 common shares owned by them to satisfy their statutory tax withholding obligations in connection with the vesting of such common shares under the Equity Commonwealth 2015 Omnibus Incentive Plan (the 2015 Incentive Plan).

Common Share Distributions:

In January 2014, we declared a distribution of $0.25 per common share, or $29.6 million, which we paid on February 21, 2014 to shareholders of record on January 13, 2014. Our credit agreement contains a number of financial and other covenants, including a covenant which restricts our ability to make distributions under certain circumstances. See Note 8 for additional information regarding our credit agreement.
The following characterizes distributions paid per common share for the years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31,
	2016	2015	2014
Ordinary income	—%	—%	—%
Return of capital	—%	—%	—%
Capital gain	—%	—%	100.00%
Unrecaptured Section 1250 gain	—%	—%	—%
	—%	—%	100.00%

Series D Preferred Shares:
Each of our 4,915,196 series D cumulative convertible preferred shares accrue dividends of $1.625, or 6.50% per annum of the liquidation amount, payable in equal quarterly payments. Our series D preferred shares are convertible, at the holder's option, into our common shares at an initial conversion rate of 0.480775 common shares per series D preferred share, which is equivalent to an initial conversion price of $52.00 per common share, or 2,363,103 additional common shares at December 31, 2016. On or after November 20, 2011, if our common shares trade at or above the then applicable conversion price, we may, at our option, convert some or all of the series D preferred shares into common shares at the then applicable conversion rate. If a fundamental change occurs, which generally will be deemed to occur upon a change in control or a termination of trading of our common shares (or other equity securities into which our series D preferred shares are then convertible), holders of our series D preferred shares will have a special right to convert their series D preferred shares into a number of our common shares per $25.00 liquidation preference, plus accrued and unpaid distributions, divided by 98% of the average closing market price of our common shares for a specified period before such event is effective, unless we exercise our right to repurchase these series D preferred shares for cash, at a purchase price equal to 100% of their liquidation preference, plus accrued and unpaid distributions. The issuance of a large number of common shares as a result of the exercise of this conversion right after a fundamental change may have a dilutive effect on income from continuing operations attributable to Equity Commonwealth common shareholders per share for future periods.
The removal of our former Trustees on March 25, 2014, triggered a Fundamental Change Conversion Right of the series D preferred shares, as defined in our Articles Supplementary dated October 10, 2006, setting forth the terms of the series D preferred shares.  Pursuant to such right, the holders of series D preferred shares had the option to elect to convert all or any portion of their series D preferred shares at any time from April 9, 2014 until the close of business on May 14, 2014 into a number of common shares per $25.00 liquidation preference of the series D preferred shares equal to the sum of such $25.00 liquidation preference plus accrued and unpaid dividends to, but not including, May 14, 2014, divided by 98% of the average of the closing sale prices of the common shares for the five consecutive trading days ending on May 9, 2014, or the Fundamental Change Conversion Rate.  Holders of 10,263,003 series D preferred shares elected to exercise their Fundamental Change Conversion Right and converted their series D preferred shares into 10,411,779 of our common shares.  As a result of this transaction, we recognized a non-cash preferred distribution of $16.2 million, for the excess of the market value of the common

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shares issued above the carrying value of the series D preferred shares redeemed. As of December 31, 2016, we had 4,915,196 outstanding series D preferred shares that were convertible into 2,363,103 of our common shares.

Series E Preferred Shares:
On May 15, 2016, we redeemed all of our 11,000,000 outstanding series E preferred shares at a price of $25.00 per share, for a total of $275.0 million, plus any accrued and unpaid dividends. The redemption payment occurred on May 16, 2016 (the first business day following the redemption date). Each of our series E preferred shares had a liquidation preference of $25.00 and required dividends of $1.8125, or 7.25% per annum of the liquidation amount, payable in equal quarterly payments. We recorded $9.6 million related to the excess fair value of consideration paid over the carrying value of the preferred shares as a reduction to net income attributable to common shareholders for the year ended December 31, 2016.
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

Under our governing documents and Maryland law, distributions to our shareholders are to be authorized and declared by our Board of Trustees.  Additionally, the removal of our former Trustees, which occurred on March 25, 2014, constituted an event of default under our credit agreement, under which we generally are prevented from making any distributions or paying any dividends during the pendency of an event of default.  As a result of the foregoing, we were unable to declare and pay dividends between March 25, 2014, and June 6, 2014, the date on which we obtained waivers of the aforementioned events of default from our lenders.

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

We have determined that 96.31%, 0% and 15.41% of each distribution to our shareholders for the tax years ended December 31, 2016, 2015, and 2014, respectively, consists of an alternative minimum tax adjustment.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10.  Cumulative Other Comprehensive Loss

The following tables present the amounts recognized in cumulative other comprehensive loss for the years ended December 31, 2016 and 2015 (in thousands):

Unrealized Loss on Derivative Instruments
Balance as of January 1, 2016	$(3,687)

Other comprehensive loss before reclassifications	(554)
Amounts reclassified from cumulative other comprehensive loss to net income	4,033
Net current period other comprehensive income	3,479

Balance as of December 31, 2016	$(208)

	Unrealized Loss on Derivative Instruments and Other Assets	Foreign Currency Translation Adjustments	Total
Balances as of January 1, 2015	$(4,299)	$(48,917)	$(53,216)

Other comprehensive loss before reclassifications	(1,232)	(14,290)	(15,522)
Amounts reclassified from cumulative other comprehensive loss to net income	1,844	63,207	65,051
Net current period other comprehensive income	612	48,917	49,529

Balances as of December 31, 2015	$(3,687)	$—	$(3,687)

The following tables present reclassifications out of cumulative other comprehensive loss for the years ended December 31, 2016 and 2015 (in thousands):

	Amounts Reclassified from Cumulative Other Comprehensive Loss to Net Income
	Year Ended December 31,
Details about Cumulative Other Comprehensive Loss Components	2016	2015	Affected Line Items in the Statement of Operations
Interest rate swap contracts	$3,792	$4,924	Interest expense
Interest rate swap contracts	241	—	Interest and other income
Foreign currency translation adjustment activity	—	63,207	Gain on sale of properties
Realized gain on available for sale securities	—	(3,080)	Interest and other income
	$4,033	$65,051

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.  Income Taxes

Our provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
State	$745	$270	$350
Federal	—	513	—
Foreign	—	2,336	2,772
	745	3,119	3,122

Deferred:
Foreign	—	(755)	69
	—	(755)	69

Income tax expense	$745	$2,364	$3,191

Federal income tax expense for the year ended December 31, 2015 relates to taxes incurred as a result of a taxable built-in gain triggered by the sale of a property that was previously owned by a C corporation. As a result of the disposition of the Australian properties, we incurred net income tax expense of $1.6 million for the year ended December 31, 2015.
A reconciliation of our effective tax rate and the U.S. Federal statutory income tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Taxes at statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
Dividends paid deduction and net operating loss utilization	(35.00)%	(35.00)%	(35.00)%
Federal taxes on built-in gain	—%	0.50%	—%
State, local, and foreign income taxes	0.32%	1.81%	11.73%
Effective tax rate	0.32%	2.31%	11.73%
We have a net operating loss carryforward from prior years and we have fully reserved the associated deferred tax assets due to the uncertainty of our ability to utilize the net operating losses in the future.
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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Amounts reported in cumulative other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $49,000 will be reclassified from cumulative other comprehensive loss as an increase to interest expense.

We previously had interest rate swap agreements to manage our interest rate risk exposure on $167.8 million of mortgage debt at 1735 Market Street, which required interest at a spread over LIBOR.  The interest rate swap agreements utilized by us qualified as cash flow hedges and effectively modified our exposure to interest rate risk by converting our floating interest rate debt to a fixed interest rate basis for this loan through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense. On November 10, 2016 we repaid at par the mortgage debt at 1735 Market Street and terminated the related interest rate swap agreement. We recognized $0.2 million in interest and other income on the consolidated statement of operations for the year ended December 31, 2016 related to the early termination of the interest rate swap agreement.

On March 4, 2016, we purchased an interest rate cap with a LIBOR strike price of 2.50%. The interest rate cap, effective April 1, 2016, has a notional amount of $400.0 million and a maturity date of March 1, 2019.

As of December 31, 2016, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount (in thousands)
Interest rate cap	1	$400,000

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2016, and 2015 (amounts in thousands):

		Fair Value as of December 31,
Interest Rate Derivative Designated as Hedging Instrument	Balance Sheet Location	2016	2015
Interest rate cap	Other assets	$314	$—
Pay-fixed swaps	Accounts payable and accrued expenses	—	3,687

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2016, 2015, and 2014 (amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Amount of loss recognized in cumulative other comprehensive loss (effective portion)	$(554)	$(1,149)	$(776)
Amount of loss reclassified from cumulative other comprehensive loss into interest expense (effective portion)	3,792	4,924	5,020
Amount of loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	241	—	—

Credit-risk-related Contingent Features

Our agreements with each of our derivative counterparties contain a provision providing that if we default or are capable of being declared in default on any of our indebtedness, we could also be declared in default on our derivative obligations.

As of December 31, 2016, we did not have any derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk.

Note 13. Share-Based Compensation
Equity Commonwealth 2015 Omnibus Incentive Plan

On June 16, 2015, at our 2015 annual meeting of shareholders, our shareholders approved the 2015 Incentive Plan. The 2015 Incentive Plan replaced the Equity Commonwealth 2012 Equity Compensation Plan (as amended, the 2012 Plan). The Board of Trustees approved the 2015 Incentive Plan, subject to shareholder approval, on March 18, 2015 (the Effective Date). On January 26, 2016, the Board of Trustees approved an amendment to the 2015 Incentive Plan to allow the Compensation Committee (Committee) to authorize in an award agreement a transfer of all or a part of certain equity awards not for value to a “family member” (as defined in the 2015 Incentive Plan). The following description of certain terms of the 2015 Incentive Plan is qualified in all respects by the terms of the 2015 Incentive Plan.

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
· Other equity-based awards; and
· Cash bonus awards.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The RSUs are market based awards with a service condition and recipients may earn the RSU grants based on the Company’s total shareholder return (TSR) relative to the TSR's for the constituent REITs that comprise the NAREIT Office Index for a three year performance period. Following the end of the performance period, the number of earned awards will be determined. The earned awards vest in two tranches with 50% of the earned award vesting at the end of the performance period and the remaining 50% of the earned award vesting one year after the end of the performance period, subject to the grant recipient’s continued employment. Compensation expense for the RSU awards is determined using a Monte Carlo simulation model and is being recognized ratably from the grant date to the vesting date of each tranche.

Administration. The 2015 Incentive Plan will be administered by the Committee, which will determine all terms and recipients of awards under the 2015 Incentive Plan.

2016 Equity Award Activity

On June 15, 2016, in accordance with the Company’s compensation plan for independent Trustees, the Committee awarded each of the nine independent Trustees $0.1 million in restricted shares as part of their compensation for the 2016-2017 year of service on the Board of Trustees. These awards equated to 3,463 shares per Trustee, for a total of 31,167 shares, valued at $28.88 per share, the closing price of our common shares on the New York Stock Exchange (NYSE) on that day. These shares vest one year after the date of the award.
On January 26, 2016, the Committee approved a grant of 136,623 restricted common shares and 277,386 RSUs at target (691,385 RSUs at maximum) to the Company’s officers, certain employees and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2015.
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
On January 28, 2015, the Committee approved a grant of 126,319 restricted common shares and 256,467 RSUs at target (639,250 RSUs at maximum) to the Company’s officers, certain employees and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2014.
The restricted shares are service based awards and vest over a four-year period. The restricted shares were granted on January 28, 2015 and were valued at $26.58 per share, the closing price of our common shares on the NYSE on that day.

2014 Equity Award Activity

On October 28, 2014, the Committee approved the one-time grant of restricted common shares and restricted share units under the 2012 Plan to certain of the Company’s officers and employees and to Mr. Zell, the Chairman of our Board of

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Trustees.  The Committee also approved the one-time grant of restricted common shares under the 2012 Plan to our independent Trustees, a grant of restricted common shares to each independent Trustee as annual compensation for his or her service as a Trustee, and a pro-rata grant of fully vested common shares for five of our independent Trustees for their service from May 23, 2014 through July 31, 2014.

Outstanding Equity Awards

The table below presents a summary of restricted share and RSU activity under the 2015 Incentive Plan and the 2012 Plan for the years ended December 31, 2016, 2015 and 2014, excluding restricted shares granted to our former Trustees, former officers and certain employees of RMR, our former manager, under the terms of our 2012 Plan (which grants are further described below):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	—	$—	—	$—
Granted	713,727	26.66	1,266,237	15.99
Vested	(3,545)	26.66	—	—
Outstanding at December 31, 2014	710,182		1,266,237
Granted	160,906	26.46	639,250	15.47
Vested	(86,517)	26.02	—	—
Forfeited	(8,115)	26.64	(21,377)	15.80
Outstanding at December 31, 2015	776,456		1,884,110
Granted	167,790	27.29	691,385	15.57
Vested	(191,498)	26.54	—	—
Forfeited	(539)	26.82	(2,727)	15.54
Outstanding at December 31, 2016	752,209		2,572,768
The 752,209 unvested restricted shares as of December 31, 2016 are scheduled to vest as follows: 216,486 shares in 2017, 373,140 shares in 2018, 95,554 shares in 2019 and 67,029 shares in 2020. As of December 31, 2016, the estimated future compensation expense for all unvested restricted share grants was $12.4 million. Compensation expense for the restricted share awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares is approximately 2.1 years.
As of December 31, 2016, the estimated future compensation expense for all unvested RSUs was $19.2 million. The weighted average period over which the future compensation expense will be recorded for the RSUs is approximately 2.0 years.
The assumptions and fair values for the RSUs granted for the years ended December 31, 2016, 2015 and 2014 are included in the following table on a per share basis.

	2016	2015	2014
Fair value of RSUs granted at the target amount	$38.80	$—	$—
Fair value of RSUs granted at the maximum amount	$—	$15.47	$15.99
Expected term (years)	4	4	4
Expected volatility	—	—	—
Expected dividend yield	1.86%	1.88%	1.88%
Risk-free rate	1.07%	0.81%	0.84%
During the years ended December 31, 2016, 2015 and 2014, we recorded $18.5 million, $15.4 million and $2.6 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our Board of

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Trustees and the Company's employees related to our Plan. At December 31, 2016, 2,358,464 common shares remain available for issuance under the Plan.
2012 Equity Compensation Plan
Prior to the adoption of the 2015 Incentive Plan, we had common shares available for issuance under the 2012 Plan. The 2012 Plan was adopted in May 2012 and replaced our 2003 Incentive Share Award Plan, or the 2003 Plan. We awarded common shares to our former officers and certain employees of RMR pursuant to both of these plans. On January 28, 2014, we granted 2,000 common shares of beneficial interest, par value $0.01 per share, valued at $23.46 per share, the closing price of our common shares on the New York Stock Exchange, or NYSE, on that day, to two of our former Trustees as part of their then annual compensation. The common shares awarded to our former Trustees vested immediately. We include the value of awarded shares in general and administrative expenses at the time the awards vest. See Note 18 for further information regarding grants of restricted shares we made to our former officers and certain employees of RMR.
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

The 2015 Incentive Plan replaced the 2012 Plan. No future grants will be made under the 2012 Plan, although the terms and conditions of the 2012 Plan will continue to govern any outstanding awards granted under the 2012 Plan. A summary of shares granted and vested to our former Trustees, former officers and certain employees of RMR under the terms of our 2012 Plan and our 2003 Plan for the year ended December 31, 2014, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at December 31, 2013	130,914	$20.70
Granted	4,000	23.46
Vested	(134,914)	25.79
Unvested shares at December 31, 2014	—	$—

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

Note 14.  Defined Contribution Plan

We have a defined contribution plan that covers employees meeting eligibility requirements. We match 100% of the first 3% of compensation that an employee elects to defer plus 50% of compensation that an employee elects to defer exceeding 3% but not exceeding 5%, subject to a maximum of $8,000. The Company’s matching contribution vests immediately. The Company's contributions were $0.4 million and $0.3 million for the years ended December 31, 2016 and 2015, respectively.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.  Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value during 2016 and 2015, categorized by the level of inputs used in the valuation of each asset and liability (dollars in thousands):

		Fair Value at December 31, 2016 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements:
Effective portion of interest rate cap contract	$314	$—	$314	$—

		Fair Value at December 31, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements:
Effective portion of interest rate swap contracts	$(3,687)	$—	$(3,687)	$—
Derivative liability	(7,219)	—	—	(7,219)

Effective Portion of Interest Rate Swap and Cap Contracts

The fair value of our interest rate swap and cap contracts is determined using the net discounted cash flows of each derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated credit spreads of the counterparties (level 3 inputs).  Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  As of December 31, 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified as level 2 inputs in the fair value hierarchy.

Derivative Liability

On July 31, 2014, our shareholders voted to approve the reimbursement of verified expenses incurred by Related Fund Mangement, LLC and Corvex Management LP (Related/Corvex) (see Note 18 for additional information). Approximately $16.7 million was paid during the year ended December 31, 2014. Up to $8.4 million was to be reimbursed only if the average closing price of our common shares was at least $26.00 (as adjusted for any share splits or share dividends) during the one year period after the date on which the reimbursement was approved by shareholders, and up to $8.4 million was to be reimbursed only if the average closing price of our common shares was at least $26.00 (as adjusted for any share splits or share dividends) during the one year period between the first and second anniversaries of the date on which the reimbursement was approved by shareholders. The average closing price of our common shares was at least $26.00 during both the first and second one year periods after the date on which the reimbursement was approved by shareholders, and as a result, in August 2016 and 2015 we paid $8.2 million and $8.4 million, respectively, to Related/Corvex.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior to the payment of the reimbursement in August 2016, the potential future reimbursement of $8.4 million for the second one year period represented a derivative instrument as codified in ASC 815 Derivatives and Hedging which required the potential future reimbursement to be recorded at fair value at each reporting date. We recognized expense of $1.0 million and $9.0 million, which was recorded in general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2016 and 2015, respectively. The valuation techniques and significant unobservable inputs used for our level 3 fair value measurement at December 31, 2015 were as follows:

Description	Fair Value at December 31, 2015	Primary Valuation Technique	Unobservable Inputs	Rate
Derivative liability	$7,219	Monte Carlo simulation	Risk-free rate	0.52%
			Volatility	20.0%
Properties Held and Used
As part of our disposition plan, and pursuant to our accounting policy, in 2016, we evaluated the recoverability of the carrying values of each of the real estate assets that comprised our portfolio and determined that due to the shortening of the expected periods of ownership as a result of the disposition plan and current estimates of market value, it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio to their estimated fair values. We anticipate the potential disposition of certain properties prior to the end of their remaining useful lives. As a result, in the second quarter of 2016, we recorded an impairment charge related to 111 Monument Circle, 101-115 W. Washington Street and 100 East Wisconsin Avenue of $43.7 million for the year ended December 31, 2016 in accordance with our impairment analysis procedures. We reduced the aggregate carrying value of these properties from $308.6 million to their estimated fair value of $264.9 million. These properties were sold in August 2016 (see Note 3 for additional information). In the fourth quarter of 2016, we recorded an impairment charge related to Parkshore Plaza, Cabot Business Park Land, 625 Crane Street and 111 Market Place of $14.7 million for the year ended December 31, 2016 in accordance with our impairment analysis procedures. We reduced the aggregate carrying value of these properties from $98.2 million to their estimated fair value of $83.5 million. 111 Market Place was sold in January 2017 (see Note 20 for additional information). We determined these impairments based on third party offer prices and independent third party broker information, which are level 2 inputs according to the fair value hierarchy established in ASC 820. We evaluated each of our properties and determined there were no additional valuation adjustments necessary at December 31, 2016.

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

Financial Instruments

In addition to the assets and liabilities described in the above table, our financial instruments include our cash and cash equivalents, real estate mortgages receivable, restricted cash, senior unsecured debt and mortgage notes payable.  At December 31, 2016 and 2015, the fair value of these additional financial instruments were not materially different from their carrying values, except as follows (in thousands):

	December 31, 2016		December 31, 2015
	Principal Balance	Fair Value	Principal Balance	Fair Value
Senior unsecured debt and mortgage notes payable	$1,151,634	$1,167,031	$1,711,666	$1,749,211

The fair values of our senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads (level 3 inputs).

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, as of December 31, 2016, no single tenant of ours is responsible for more than 5.5% of our total annualized rents.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our derivative financial instruments, including interest rate swaps and caps, are entered with major financial institutions and we monitor the amount of credit exposure to any one counterparty.

Note 16.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator for earnings per common share - basic and diluted:
Income from continuing operations	$232,894	$99,857	$21,206
Preferred distributions	(17,956)	(27,924)	(32,095)
Excess fair value of consideration paid over carrying value of preferred shares	(9,609)	—	—
Excess fair value of consideration over carrying vale of preferred shares	—	—	(16,205)
Income (loss) from continuing operations attributable to Equity Commonwealth common shareholders	205,329	71,933	(27,094)
Discontinued operations	—	—	2,806
Numerator for net income (loss) per share - basic and diluted	$205,329	$71,933	$(24,288)

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic	125,474	128,621	125,163
Weighted average number of common shares outstanding - diluted(1)	126,768	129,437	125,163

Earnings per share - basic:
Income (loss) from continuing operations attributable to Equity Commonwealth common shareholders	$1.64	$0.56	$(0.21)
Discontinued operations	—	—	0.02
Net income (loss) per share - basic	$1.64	$0.56	$(0.19)

Earnings per share - diluted:
Income (loss) from continuing operations attributable to Equity Commonwealth common shareholders	$1.62	$0.56	$(0.21)
Discontinued operations	—	—	0.02
Net income (loss) per share - diluted	$1.62	$0.56	$(0.19)

Anti-dilutive securities:
Effect of Series D preferred shares; 6 1/2% cumulative convertible(2)	2,363	2,363	4,175

(1)
As of December 31, 2016, we had granted RSUs to certain employees, officers, and the chairman of the Board of Trustees.  The RSUs contain both service and market-based vesting components.  None of the RSUs have vested.  If the market-based vesting component was measured as of December 31, 2016 and 2015, 1,027 and 1,143 common shares would be issued to the RSU holders, respectively, and no shares would have been issued as of December 31, 2014.  Using a weighted average basis, 1,294 and 816 common shares are reflected in diluted earnings per share for the years ended ended December 31, 2016 and 2015, respectively.

(2)
The Series D preferred shares are excluded from the diluted earnings per share calculation because including the Series D preferred shares would also require that the preferred distributions be added back to net income, resulting in anti-dilution during the periods presented.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17.  Segment Information

Our primary business is the ownership and operation of office properties, and we currently have one reportable segment.  Due to significant dispositions, during the fourth quarter of 2015, we changed the composition of our operating segments from two reportable segments (central business district properties and suburban properties) to one reportable segment. This change was made based on the financial information reviewed and used by the chief operating decision maker to make operating decisions, assess performance, develop strategy and allocate capital resources. More than 95% of our revenues for the year ended December 31, 2016 are from office properties.

Note 18.  Related Person Transactions

The following discussion includes a description of our related person transactions for the years ended December 31, 2016, 2015 and 2014. Certain of these related person transactions, and their approvals, relate to RMR and RMR Australia Asset Management Pty Ltd (together, Former Manager) or occurred prior to the election of our new Board of Trustees at the special meeting of shareholders held on May 23, 2014 (Special Meeting) and the appointment of our current executive officers following the Special Meeting, as described under “—Transactions with Prior Related Persons.”

Related Person Transactions Following the Special Meeting:

Equity Group Investments and associated entities: Effective July 20, 2015, we entered into a lease with Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman, to occupy office space on the twentieth and twenty-first floors of Two North Riverside Plaza in Chicago, Illinois (20th/21st Floor Office Lease). The initial term of the lease is approximately five years, with one 5-year renewal option. We recently completed improvements to the office space utilizing the $0.7 million tenant improvement allowance provided for by the lease. In connection with the 20th/21st Floor Office Lease, we also have a lease with Two North Riverside Plaza Joint Venture Limited Partnership for storage space in the basement of Two North Riverside Plaza. The lease expires December 31, 2020, however, each party has the right to terminate on 30 days' prior written notice. During the year ended December 31, 2016, we recognized expense of $0.8 million pursuant to the 20th/21st Floor Office Lease and the related storage space. The future minimum lease payments scheduled to be paid by us during the current terms of this lease as of December 31, 2016 are as follows: $0.8 million in 2017, $0.9 million in 2018, $0.9 million in 2019 and $0.9 million in 2020. As of December 31, 2016, we had $0.1 million due to Two North Riverside Plaza Joint Venture Limited Partnership pursuant to the 20th/21st Floor Office Lease and the related storage space.

We had a license agreement with Equity Group Investments, a private investment firm (Equity Group), to use office space on the sixth floor at Two North Riverside Plaza. The license fee included the non-exclusive use of additional areas on the sixth floor (such as conference rooms and common areas), certain administrative services (such as mail room services and reception desk staffing), office equipment, office furniture, supplies, licensee’s share of building operating expenses and real estate taxes and access to one parking space. Mr. Zell, our Chairman, is the Chairman and Chief Executive Officer of Equity Group, and Mr. Helfand, our President and Chief Executive Officer, is the Co-President of Equity Group. The license agreement was terminated as of December 30, 2015. During the years ended December 31, 2015 and 2014, we recognized expense of $0.2 million and $0.1 million, respectively, pursuant to the license agreement.

We had a one-year lease with one 3-month renewal option with Two North Riverside Plaza Joint Venture Limited Partnership to occupy office space on the fourteenth floor at Two North Riverside Plaza. This lease was terminated, effective January 31, 2015. During the years ended December 31, 2015 and 2014, we recognized expense of $13,000 and $0.1 million, respectively, pursuant to the office space on the fourteenth floor.

We had a sublease with Equity Residential Management, L.L.C., an entity associated with Mr Zell, our Chairman, to occupy office space on the tenth floor of Two North Riverside Plaza. Equity Residential Management, L.L.C. leases the space from Two North Riverside Plaza Joint Venture Limited Partnership. The sublease agreement was terminated as of December 30, 2015. During the years ended December 31, 2015 and 2014, we recognized expense of $0.4 million and $38,000, respectively, pursuant to the tenth floor office sublease.

Related/Corvex: On July 31, 2014, at the reconvened session of our 2014 annual meeting of shareholders, our shareholders voted to approve the reimbursement of approximately $33.5 million of verified expenses incurred by Related/

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Corvex in connection with their consent solicitations to remove our former Trustees and elect the new Board of Trustees and to engage in related litigation. Approximately $16.7 million was paid during the year ended December 31, 2014.  Up to $8.4 million was to be reimbursed only if the average closing price of our common shares was at least $26.00 (as adjusted for any share splits or share dividends) during the one year period after the date on which the reimbursement was approved by shareholders, and up to $8.4 million was to be reimbursed only if the average closing price of our common shares was at least $26.00 (as adjusted for any share splits or share dividends) during the one year period between the first and second anniversaries of the date on which the reimbursement was approved by shareholders. The average closing price of our common shares was at least $26.00 during both the first and second one year periods after the date on which the reimbursement was approved by shareholders, and as a result, in August 2016 and 2015, we paid $8.2 million and $8.4 million, respectively, to Related/Corvex.

Transactions with Prior Related Persons:

RMR: Prior to entering into the Termination and Cooperation Agreement with RMR, as further described below, we had three primary agreements with RMR and its affiliates to provide management and administrative services to us: (i) a business management agreement, which related to our business generally, (ii) a property management agreement, which related to our property level operations, and (iii) an Australia business and property management agreement, which related to our Australian properties.

During the time we were externally managed by RMR, one of our former Managing Trustees, Mr. Barry Portnoy, was Chairman, majority owner and an employee of RMR. Another former Managing Trustee and our former President, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and was an owner, President, Chief Executive Officer and a director of RMR. Mr. John Popeo, our former Treasurer and Chief Financial Officer, and Mr. David Lepore, our former Chief Operating Officer, were also officers of RMR. Two of our former independent Trustees served as independent directors or independent trustees of other public companies to which RMR provided management services. Mr. Barry Portnoy served as a managing director or managing trustee of a majority of the public companies to which RMR or its affiliate provided management services and Mr. Adam Portnoy served as a managing trustee of a majority of those companies. In addition, officers of RMR served as officers of those companies. As a result of the removal, effective March 25, 2014, of Mr. Barry Portnoy and Mr. Adam Portnoy as Trustees of the Company and the resignation on May 23, 2014, of Mr. Adam D. Portnoy, Mr. John C. Popeo, Mr. David M. Lepore and other officers of RMR from their respective positions as officers of the Company, they, RMR, RMR Australia Asset Management Pty Limited, or RMR Australia, Government Properties Income Trust (GOV), SIR and AIC have ceased to be related persons of the Company. Therefore, we only present related person transactions with these entities through June 30, 2014.

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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million and the average historical cost of our real estate investments located outside the United States, Puerto Rico and Canada during such period combined.

The average historical cost of our real estate investments included our consolidated assets invested, directly or indirectly, in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs and costs which have been allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar noncash reserves. Our investment in SIR (or in any other company which has a management agreement with RMR) was not counted for purposes of calculating the fees payable by us to RMR.

•
Although the fee calculation was stated in annual percentages, the base management fee was paid monthly to RMR, ninety percent (90%) in cash and ten percent (10%) in our common shares, which was to be fully-vested when issued. The number of our common shares to be issued in payment of the base management fee for each month was equal to the value of 10.0% of the total base management fee for that month divided by the average daily closing price of our common shares during that month.

•
The incentive management fee which may have been earned by RMR for an annual period was an amount, subject to a cap based on the value of our outstanding common shares, equal to 12.0% of the product of (a) our equity market capitalization on the last trading day on the year immediately prior to the relevant measurement period, and (b) the amount (expressed as a percentage) by which the total returns per share realized by the holders of our common shares (i.e., share price appreciation plus dividends) exceeded the total shareholder return of the SNL Office REIT Index (in each case subject to certain adjustments) for the relevant measurement period. The measurement periods were generally three-year periods ending with the year for which the incentive management fee was being calculated, with shorter periods applicable in the case of the calculation of the incentive management fee for 2014 (one year) and 2015 (two years).

•
The incentive management fee was payable in our common shares, with one-third of our common shares issued in payment of an incentive management fee vested on the date of issuance, and the remaining two-thirds vesting thereafter in two equal annual installments. If the issuance of common shares in payment of a portion of the base management fee or incentive management fee would be limited by applicable law and regulations, such portion of the applicable fee would instead be paid in cash.

•
RMR and certain eligible transferees of our common shares issued in payment of the base management fee or incentive management fee were entitled to demand registration rights, exercisable not more frequently than twice per year, and to "piggy-back" registration rights, with certain expenses to be paid by us. We and applicable selling shareholders also had agreed to indemnify each other (and their officers, trustees, directors and controlling persons) against certain liabilities, including liabilities under the Securities Act in connection with any such registration.

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

Our property management agreement with RMR provided for management fees equal to 3.0% of gross collected rents and construction supervision fees for construction equal to 5.0% of construction costs. The aggregate property management and construction supervision fees we recognized on a consolidated basis were $13.8 million for the six months ended June 30, 2014. These amounts are included in operating expenses and income from discontinued operations or have been capitalized, as appropriate, in our consolidated financial statements.
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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
RMR also leased from us office space for eleven of its regional offices. We earned approximately $0.4 million for the six months ended June 30, 2014, with respect to approximately 36,500 square feet of office space, which we believe was commercially reasonable rent for this office space, not all of which was leased to RMR for the entire three-year period. These leases were terminated when our management agreements with RMR terminated.
Under our share award plans, we granted restricted shares to certain employees of RMR, some of whom are our former officers. As a result of the removal of our former Trustees on March 25, 2014, the vesting of common shares previously issued to our former officers and certain employees of RMR pursuant to our equity compensation plans accelerated in accordance with the terms of their governing share grants (Note 13).

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
During the time we were externally managed by RMR, RMR provided management services to both us and GOV, two of our former Trustees and our former President were managing trustees of GOV and GOV’s executive officers were officers of RMR. On March 15, 2013, we sold all of our 9,950,000 common shares of GOV in a public offering.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Indemnification:  Pursuant to our declaration of trust and separate indemnification agreements, we have advanced amounts incurred for legal fees and costs on behalf of certain of the former Trustees and officers with respect to legal proceedings for shareholder litigation. No shareholder litigation related expenses were incurred during the year ended December 31, 2016. Pursuant to indemnification provisions in our business and property management agreements with RMR, we have also incurred legal fees and costs on behalf of RMR for claims brought against RMR in its capacity as our business and property manager with respect to certain legal proceedings. For the six months ended June 30, 2014, we incurred approximately $5.4 million in such legal fees and costs.

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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Selected Quarterly Financial Data (Unaudited)
The following is a summary of our unaudited quarterly results of operations for 2016 and 2015 (dollars in thousands):

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$137,135	$145,367	$114,632	$103,546
Net income attributable to Equity Commonwealth common shareholders	39,421	71,254	84,391	10,263
Net income attributable to Equity Commonwealth common shareholders per share—basic	0.31	0.57	0.67	0.08
Net income attributable to Equity Commonwealth common shareholders per share—diluted	0.31	0.56	0.67	0.08
The increase in the second quarter 2016 total revenues was primarily attributable to a $16.6 million lease termination fee received at 111 Monument Circle. The decrease in the third and fourth quarter 2016 total revenues is primarily attributable to properties sold in 2016. The increase in the second and third quarter 2016 net income attributable to Equity Commonwealth common shareholders was primarily attributable to the gain on sale of properties of $106.4 million and $82.2 million, respectively.

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

Note 20.  Subsequent Events

On January 12, 2017, we announced that our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which was paid on February 15, 2017 to shareholders of record on January 30, 2017.

On January 31, 2017, we sold 111 Market Place (one building), with 589,380 square feet for $60.1 million.

In February 2017, we purchased $100.0 million of 2-year United States Treasury Notes with a coupon rate of 1.125% and a weighted average yield of 1.227%.

EQUITY COMMONWEALTH
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2016
(dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2014:
Allowance for doubtful accounts	$7,885	$2,196	$(3,516)	$6,565
Year Ended December 31, 2015:
Allowance for doubtful accounts	$6,565	$4,533	$(3,383)	$7,715
Year Ended December 31, 2016:
Allowance for doubtful accounts	$7,715	$1,056	$(3,666)	$5,105

EQUITY COMMONWEALTH
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(dollars in thousands)

				Initial Cost to Company				Cost Amount Carried at Close of Period
Property	City	State	Encumbrances(1)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition, Net	Impairment/Write Downs	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation(3)	Date Acquired	Original Construction Date
Parkshore Plaza	Folsom	CA	$41,275	$4,370	$41,749	$5,630	$(6,310)	$3,841	$41,598	$45,439	$6,695	6/16/2011	1999
1225 Seventeenth Street	Denver	CO	—	22,400	110,090	24,798	(485)	22,400	134,403	156,803	25,990	6/24/2009	1982
5073, 5075, & 5085 S. Syracuse Street	Denver	CO	—	4,720	58,890	—	—	4,720	58,890	63,610	9,815	4/16/2010	2007
1601 Dry Creek Drive	Longmont	CO	—	3,714	24,397	6,439	—	3,715	30,835	34,550	10,012	10/26/2004	1982
97 Newberry Road	East Windsor	CT	5,903	2,960	12,360	30	—	2,943	12,407	15,350	3,175	10/24/2006	1989
33 Stiles Lane	North Haven	CT	2,415	2,090	9,141	216	(1,654)	1,799	7,994	9,793	2,353	10/24/2006	1970
1250 H Street, NW	Washington	DC	—	5,975	53,778	13,103	(248)	5,975	66,633	72,608	28,384	6/23/1998	1992
Georgetown-Green and Harris Buildings	Washington	DC	—	24,000	35,979	44	—	24,000	36,023	60,023	6,600	9/3/2009	1960;1975
802 Delaware Avenue	Wilmington	DE	—	4,409	39,681	10,562	(11,156)	3,390	40,106	43,496	24,217	7/23/1998	1986
6600 North Military Trail	Boca Raton	FL	—	15,900	129,790	118	—	15,900	129,908	145,808	19,471	1/11/2011	2008
625 Crane Street	Aurora	IL	—	1,180	3,411	(2)	(4,589)	—	—	—	—	4/2/2007	1977
600 West Chicago Avenue	Chicago	IL	—	34,980	315,643	44,821	—	34,980	360,464	395,444	45,839	8/10/2011	1908
8750 Bryn Mawr Avenue	Chicago	IL	—	6,600	77,764	9,498	(257)	6,600	87,005	93,605	14,411	10/28/2010	1985
109 Brookline Avenue	Boston	MA	—	3,168	30,397	14,090	(119)	3,168	44,368	47,536	20,196	9/28/1995	1915
Cabot Business Park Land	Mansfield	MA	—	1,033	—	—	(458)	575	—	575	—	8/1/2003	-
111 Market Place	Baltimore	MD	—	6,328	54,645	17,781	(7,199)	5,814	65,741	71,555	27,356	1/28/2003	1990
25 S. Charles Street	Baltimore	MD	—	2,830	22,996	12,678	—	2,830	35,674	38,504	13,640	7/16/2004	1972
820 W. Diamond	Gaithersburg	MD	—	4,381	18,798	10,516	(35)	4,461	29,199	33,660	12,777	3/31/1997	1995
Danac Stiles Business Park	Rockville	MD	—	7,638	62,572	6,483	(10,975)	6,595	59,123	65,718	20,919	7/20/2004	2002
East Eisenhower Parkway	Ann Arbor	MI	—	6,760	46,988	2,628	—	6,760	49,616	56,376	8,189	6/15/2010	1975;2006
2250 Pilot Knob Road	Mendota Heights	MN	—	533	4,795	1,202	—	533	5,997	6,530	2,896	3/19/1998	1995
411 Farwell Avenue	South St. Paul	MN	—	1,303	10,451	4,603	—	1,304	15,053	16,357	4,056	6/2/2004	1970
4700 Belleview Avenue	Kansas City	MO	—	1,165	3,097	2,989	(26)	1,165	6,060	7,225	1,286	7/17/2008	1986
Cherrington Corporate Center	Moon Township	PA	—	11,369	39,892	28,319	(7,616)	10,664	61,300	71,964	22,494	9/14/1998; 8/23/1999	1987;1988; 1989;1990; 1991;1992; 1994
1500 Market Street	Philadelphia	PA	—	18,758	167,487	119,060	(759)	18,758	285,788	304,546	88,717	10/10/2002	1974

EQUITY COMMONWEALTH
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(dollars in thousands)

				Initial Cost to Company				Cost Amount Carried at Close of Period
Property	City	State	Encumbrances(1)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition, Net	Impairment/Write Downs	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation(3)	Date Acquired	Original Construction Date
1600 Market Street	Philadelphia	PA	—	3,462	111,946	20,637	(194)	3,462	132,389	135,851	59,435	3/30/1998	1983
1735 Market Street	Philadelphia	PA	—	24,753	222,775	67,076	(12,071)	24,747	277,786	302,533	118,405	6/30/1998	1990
Foster Plaza	Pittsburgh	PA	—	6,168	51,588	20,229	(1,729)	6,170	70,086	76,256	21,553	9/16/2005	1987;1990; 1994; 1995; 1996
206 East 9th Street	Austin	TX	27,041	7,900	38,533	2,776	(12)	7,900	41,297	49,197	4,879	5/31/2012	1984
4515 Seton Center Parkway	Austin	TX	—	2,038	18,338	2,814	(60)	2,037	21,093	23,130	9,749	10/8/1999	1996
4516 Seton Center Parkway	Austin	TX	—	2,028	18,251	4,003	(25)	2,027	22,230	24,257	10,497	10/8/1999	1998
Bridgepoint Square	Austin	TX	—	7,784	70,526	13,727	(705)	7,785	83,547	91,332	39,708	12/5/1997	1986;1996;1997
Research Park	Austin	TX	—	15,859	60,175	17,410	—	21,213	72,231	93,444	32,295	10/7/1998	1968;1998; 2001
333 108th Avenue NE	Bellevue	WA	—	14,400	136,412	2,438	(31)	14,400	138,819	153,219	25,788	11/12/2009	2008
600 108th Avenue NE	Bellevue	WA	—	3,555	30,244	17,305	(508)	3,555	47,041	50,596	13,458	7/16/2004	1980
			$76,634	$286,511	$2,133,579	$504,021	$(67,221)	$286,186	$2,570,704	$2,856,890	$755,255

EQUITY COMMONWEALTH
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(dollars in thousands)

Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at January 1, 2014	$5,537,165	$895,059
Additions(4)	70,963	164,815
Loss on asset impairment	(191,490)	(6,423)
Properties reclassified to discontinued operations	341,024	5,724
Disposals	(29,219)	(28,730)
Balance at December 31, 2014	5,728,443	1,030,445
Additions(4)	68,118	144,844
Loss on asset impairment	(17,162)	—
Disposals	(1,892,047)	(276,350)
Balance at December 31, 2015	3,887,352	898,939
Additions(4)	113,258	101,647
Loss on asset impairment	(58,595)	(119)
Disposals	(1,085,125)	(245,212)
Balance at December 31, 2016	$2,856,890	$755,255

(1)	Excludes net unamortized premiums and net unamortized deferred financing costs.

(2)	Excludes value of real estate intangibles. Aggregate cost for federal income tax purposes is approximately $2,988,563.

(3)	Depreciation is calculated using the straight line method over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property.

(4)
Includes adjustments related to changes in foreign currency exchange rates for real estate properties additions of $0, $(13,217) and $(20,445), and adjustments to accumulated depreciation additions of $0, $(887) and $(1,279), during 2016, 2015 and 2014, respectively.

EQUITY COMMONWEALTH
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
December 31, 2016
(dollars in thousands)

Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgage(1)	Carrying Amount of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest
Salina, NY	6.00%	4/30/2019	Interest payable monthly in arrears. $419 due at maturity.	$419	392	$—
Dearborn, MI	6.00%	1/24/2023	Interest payable monthly in arrears. $7,688 due at maturity.	7,688	7,688	—
				$8,107	$8,080	$—
Reconciliation of the carrying amount of mortgage loans at the beginning of the period:
Balance at December 31, 2014				$8,107
Balance at December 31, 2015				$8,107
Balance at December 31, 2016				$8,107

(1)	Also represents cost for federal income tax purposes.