Form 10-Q
period 2017-03-31
Equity Commonwealth
filed 2017-05-04
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of April 30, 2017:  124,064,195.

EQUITY COMMONWEALTH

FORM 10-Q

March 31, 2017

EXPLANATORY NOTE

References in this Quarterly Report on Form 10-Q to the Company, EQC, we, us or our, refer to Equity Commonwealth and its consolidated subsidiaries as of March 31, 2017, unless the context indicates otherwise.

i

PART I.      Financial Information

Item 1.         Financial Statements.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	March 31, 2017	December 31, 2016
		(audited)
ASSETS
Real estate properties:
Land	$269,062	$286,186
Buildings and improvements	2,395,748	2,570,704
	2,664,810	2,856,890
Accumulated depreciation	(705,000)	(755,255)
	1,959,810	2,101,635
Properties held for sale	64,396	—
Acquired real estate leases, net	45,482	48,281
Cash and cash equivalents	1,888,537	2,094,674
Marketable securities	275,597	—
Restricted cash	6,155	6,532
Rents receivable, net of allowance for doubtful accounts of $4,593 and $5,105, respectively	152,081	152,031
Other assets, net	126,698	122,922
Total assets	$4,518,756	$4,526,075

LIABILITIES AND EQUITY
Senior unsecured debt, net	$1,064,450	$1,063,950
Mortgage notes payable, net	77,178	77,717
Liabilities related to properties held for sale	1,013	—
Accounts payable and accrued expenses	62,518	95,395
Assumed real estate lease obligations, net	1,630	1,946
Rent collected in advance	18,485	18,460
Security deposits	6,957	8,160
Total liabilities	1,232,231	1,265,628

Shareholders' equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6 1/2% cumulative convertible; 4,915,196 shares issued and outstanding, aggregate liquidation preference of $122,880	119,263	119,263
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 124,064,195 and 123,994,465 shares issued and outstanding, respectively	1,240	1,240
Additional paid in capital	4,367,190	4,363,177
Cumulative net income	2,590,417	2,566,603
Cumulative other comprehensive loss	(1,002)	(208)
Cumulative common distributions	(3,111,868)	(3,111,868)
Cumulative preferred distributions	(679,757)	(677,760)
Total shareholders’ equity	3,285,483	3,260,447
Noncontrolling interest	1,042	—
Total equity	3,286,525	3,260,447
Total liabilities and equity	$4,518,756	$4,526,075
See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$80,205	$109,888
Tenant reimbursements and other income	19,346	27,247
Total revenues	99,551	137,135
Expenses:
Operating expenses	41,087	57,258
Depreciation and amortization	26,915	36,251
General and administrative	12,078	13,312
Loss on asset impairment	1,286	—
Total expenses	81,366	106,821
Operating income	18,185	30,314
Interest and other income	4,372	1,967
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $713 and $983, respectively)	(15,014)	(22,347)
Loss on early extinguishment of debt	—	(118)
Foreign currency exchange loss	—	(5)
Gain on sale of properties, net	16,454	36,666
Income before income taxes	23,997	46,477
Income tax expense	(175)	(75)
Net income	23,822	46,402
Net income attributable to noncontrolling interest	(8)	—
Net income attributable to Equity Commonwealth	$23,814	$46,402
Preferred distributions	(1,997)	(6,981)
Net income attributable to Equity Commonwealth common shareholders	$21,817	$39,421

Weighted average common shares outstanding — basic	124,047	125,840
Weighted average common shares outstanding — diluted	125,150	127,522
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.18	$0.31
Diluted	$0.17	$0.31

See accompanying notes.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$23,822	$46,402

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on derivative instruments	(153)	673
Unrealized loss on marketable securities	(641)	—
Total comprehensive income	23,028	47,075
Comprehensive income attributable to the noncontrolling interest	(8)	—
Total comprehensive income attributable to Equity Commonwealth	$23,020	$47,075

See accompanying notes.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands, except share data)
(unaudited)

	Equity Commonwealth Shareholders
	Preferred Shares					Common Shares
	Series D		Series E
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at December 31, 2015	4,915,196	$119,263	11,000,000	$265,391	$(650,195)	126,349,914	$1,263	$(3,111,868)	$4,414,611	$2,333,709	$(3,687)	$—	$3,368,487
Net income	—	—	—	—	—	—	—	—	—	46,402	—	—	46,402
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	—	—	673	—	673
Purchase of shares	—	—	—	—	—	(983,789)	(10)	—	(25,553)	—	—	—	(25,563)
Share-based compensation	—	—	—	—	—	136,623	2	—	4,351	—	—	—	4,353
Distributions	—	—	—	—	(6,981)	—	—	—	—	—	—	—	(6,981)
Balance at March 31, 2016	4,915,196	$119,263	11,000,000	$265,391	$(657,176)	125,502,748	$1,255	$(3,111,868)	$4,393,409	$2,380,111	$(3,014)	$—	$3,387,371

Balance at December 31, 2016	4,915,196	$119,263	—	$—	$(677,760)	123,994,465	$1,240	$(3,111,868)	$4,363,177	$2,566,603	$(208)	$—	$3,260,447
Net income	—	—	—	—	—	—	—	—	—	23,814	—	8	23,822
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	—	—	(153)	—	(153)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	(641)	—	(641)
Purchase of shares	—	—	—	—	—	(6,694)	—	—	(209)	—	—	—	(209)
Share-based compensation	—	—	—	—	—	76,424	—	—	4,999	—	—	227	5,226
Contributions	—	—	—	—	—	—	—	—	—	—	—	30	30
Distributions	—	—	—	—	(1,997)	—	—	—	—	—	—	—	(1,997)
Adjustment for noncontrolling interest	—	—	—	—	—	—	—	—	(777)	—	—	777	—
Balance at March 31, 2017	4,915,196	$119,263	—	$—	$(679,757)	124,064,195	$1,240	$(3,111,868)	$4,367,190	$2,590,417	$(1,002)	$1,042	$3,286,525

See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,822	$46,402
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	21,893	28,582
Net amortization of debt discounts, premiums and deferred financing fees	713	983
Straight line rental income	(4,387)	(3,831)
Amortization of acquired real estate leases	2,540	4,629
Other amortization	3,055	4,161
Share-based compensation	5,226	4,353
Loss on asset impairment	1,286	—
Loss on early extinguishment of debt	—	118
Foreign currency exchange loss	—	5
Net gain on sale of properties	(16,454)	(36,666)
Change in assets and liabilities:
Restricted cash	1,311	(458)
Rents receivable and other assets	(18,239)	(15,486)
Accounts payable and accrued expenses	(24,053)	(6,361)
Rent collected in advance	416	(3,255)
Security deposits	181	(192)
Cash (used in) provided by operating activities	(2,690)	22,984
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(19,889)	(25,963)
Insurance proceeds received	2,000	—
Proceeds from sale of properties, net	94,138	118,391
Purchase of marketable securities	(276,238)	—
Increase in restricted cash	(934)	(3,487)
Cash (used in) provided by investing activities	(200,923)	88,941
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common shares	(209)	(25,563)
Payments on borrowings	(348)	(139,922)
Deferred financing fees	—	(52)
Contributions from holders of noncontrolling interest	30	—
Distributions to preferred shareholders	(1,997)	(6,981)
Cash used in financing activities	(2,524)	(172,518)

Effect of exchange rate changes on cash	—	(8)

Decrease in cash and cash equivalents	(206,137)	(60,601)
Cash and cash equivalents at beginning of period	2,094,674	1,802,729
Cash and cash equivalents at end of period	$1,888,537	$1,742,128
See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$22,285	$28,542
Taxes paid (refunded)	335	(72)

NON-CASH INVESTING ACTIVITIES:
Increase (decrease) in capital expenditures recorded as liabilities	$4,266	$(6,312)

See accompanying notes.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business

Equity Commonwealth (the Company) is a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland. Our primary business is the ownership and operation of real estate, primarily office buildings, throughout the United States.

On November 10, 2016, the Company converted to what is commonly referred to as an umbrella partnership real estate investment trust, or UPREIT, structure. In connection with this conversion, the Company contributed substantially all of its assets to EQC Operating Trust, a Maryland real estate investment trust (the Operating Trust), and the Operating Trust assumed substantially all of the Company’s liabilities pursuant to a contribution and assignment agreement between the Company and the Operating Trust.

The Company now conducts and intends to continue to conduct substantially all of its activities through the Operating Trust. The Company beneficially owned 99.97% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust (OP Units) as of March 31, 2017, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the exclusive power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units that may be admitted in the future.

At March 31, 2017, our portfolio, excluding properties held for sale, included 28 properties (56 buildings), and one land parcel, with a combined 14.6 million square feet. As of March 31, 2017, we had $2.2 billion of cash and cash equivalents and marketable securities.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of EQC have been prepared without audit.  Certain information and footnote disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K (Annual Report) for the year ended December 31, 2016.  Capitalized terms used, but not defined in this Quarterly Report, have the same meanings as in our Annual Report.

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

Recent Accounting Pronouncements

In February 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-01, Clarifying the Definition of a Business, that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. This update is effective for fiscal years beginning after December 15,

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2017, and for interim periods within those fiscal years. We early adopted this ASU effective January 1, 2017, and the adoption of this ASU did not have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-02 supersedes previous leasing standards. ASU 2016-02 is effective for us for reporting periods beginning after December 15, 2018, with early adoption permitted. We are still assessing the impact of adopting ASU 2016-02. For leases where we are the lessor, we expect to account for these leases using an approach that is substantially equivalent to current guidance. However, we expect that certain executory and non-lease components (such as common area maintenance), will need to be accounted for separately from the lease component of the lease with the lease component continuing to be recognized on a straight-line basis over the lease term. We intend to account for the executory and non-lease components under the new revenue recognition guidance in ASU 2014-09, upon our adoption of ASU 2016-02. When the revenue for such activities is not separately stipulated in the lease, we will need to separate the lease components of revenue due under leases from the non-lease components. For leases in which we are the lessee, we expect to recognize a right-of-use asset and a lease liability equal to the present value of the minimum lease payments with rent expense being recognized on a straight-line basis and the right of use asset being reduced when lease payments are made. Subsequent to initial recognition, the lease liability will be re-measured based on the present value of the remaining lease payments with an offset to the right-of-use asset.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The objective of ASU 2014-09, as amended, is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying ASU 2014-09, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB’s ASC, and more particularly lease contracts with customers, which are a scope exception. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, with early adoption permitted. While our consideration of this matter is ongoing, we are not planning to early adopt ASU 2014-09, as amended, and we expect to use the modified retrospective method of adoption that will result in a cumulative effect adjustment as of the date of adoption. We are currently conducting our evaluation of the impact of the guidance. We believe the effects on our existing

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

accounting policies will be associated with our non-leasing revenue components, specifically the amount, timing and presentation of tenant expense reimbursements revenue. We continue to evaluate the potential impact to our consolidated financial statements as a result of this ASU.

Note 3.  Real Estate Properties

During the three months ended March 31, 2017 and 2016, we made improvements, excluding tenant-funded improvements, to our properties totaling $14.2 million and $31.9 million, respectively.

Properties Held For Sale:

We classify all properties that meet the criteria outlined in the Property, Plant and Equipment Topic of the FASB ASC as held for sale on our condensed consolidated balance sheets.  As of December 31, 2016, we had no properties classified as held for sale. As of March 31, 2017, we classified the following properties as held for sale (dollars in thousands):

Asset	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price
25 S. Charles Street	April 2017	1	1	359,254	$24,500
Parkshore Plaza	April 2017	1	4	271,072	40,000
		2	5	630,326	$64,500

Summarized balance sheet information for the properties classified as held for sale is as follows (in thousands):

March 31, 2017
Real estate properties	$61,829
Other assets, net	2,567
Properties held for sale	$64,396

Accounts payable and accrued expenses	$150
Security deposits	863
Liabilities related to properties held for sale	$1,013

Property Dispositions:

During the three months ended March 31, 2017, we sold the following properties (dollars in thousands):

Asset	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price	Gain (Loss) on Sale
Properties
111 Market Place	January 2017	1	1	589,380	$60,100	$(5,968)
Cabot Business Park Land	March 2017	—	—	—	575	(57)

Portfolios of properties
4515 Seton Center Parkway	March 2017	1	1	117,265
4516 Seton Center Parkway	March 2017	1	1	120,559
Seton Center		2	2	237,824	$52,450	$22,479
		3	3	827,204	$113,125	$16,454

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the year ended December 31, 2016, we sold 30 properties (62 buildings) with a combined 8.0 million square feet for an aggregate gross sales price of $1.3 billion, excluding closing costs.

Note 4.  Marketable Securities

All of our marketable securities are classified as available-for-sale and consist of United States Treasury notes, which mature in 2019, and common stock. Available-for-sale securities are presented on our condensed consolidated balance sheets at fair value. Changes in values of these securities are recognized in accumulated other comprehensive loss. Realized gains and losses are recognized in earnings only upon the sale of the securities.

We evaluate our marketable securities for impairment each reporting period. For securities with unrealized losses, we review the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline. In our evaluation, we consider our ability and intent to hold these investments for a reasonable period of time sufficient for us to recover our cost basis. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment charge is recorded and a new cost basis is established.

Below is a summary of our marketable securities as of March 31, 2017 (in thousands):

	March 31, 2017
	Cost or Amortized Cost	Unrealized Losses	Estimated Fair Value
Marketable securities	$276,238	$(641)	$275,597

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

Borrowings under our revolving credit facility currently bear interest at LIBOR plus a spread, which was 125 basis points as of March 31, 2017.  As of March 31, 2017, the interest rate payable on borrowings under our revolving credit facility was 2.23%.  As of March 31, 2017, we had no balance outstanding and $750.0 million available under our revolving credit facility and the facility fee as of March 31, 2017 was 0.25%. Our term loans currently bear interest at a rate of LIBOR plus a spread, which was 140 and 180 basis points for the 5-year and 7-year term loan, respectively, as of March 31, 2017.  As of March 31, 2017, the interest rates for the amounts outstanding under our 5-year term loan and 7-year term loan were 2.38% and 2.78%, respectively.  As of March 31, 2017, we had $200.0 million outstanding under each of our 5-year and 7-year term loans.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Debt Covenants:

Our public debt indenture and related supplements and our credit agreement contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.  At March 31, 2017, we believe we were in compliance with all of our respective covenants under our public debt indenture and related supplements and our credit agreement.

Senior Unsecured Notes:

At March 31, 2017, we had senior unsecured notes of $675.0 million (excluding net discounts and unamortized deferred financing fees) maturing from 2018 through 2042.

Mortgage Notes Payable:

At March 31, 2017, four of our properties (7 buildings) with an aggregate net book value of $102.2 million had secured mortgage notes totaling $77.2 million (including net premiums and unamortized deferred financing fees) maturing from 2017 through 2026.

Note 6.  Shareholders’ Equity

Common Share Issuances:

See Note 11 for information regarding equity issuances related to share-based compensation.

Common Share Repurchases:

On March 17, 2016, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. In March 2017, this share repurchase authorization, of which $106.6 million was not utilized, expired. On March 15, 2017, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. During the three months ended March 31, 2017, we did not purchase any common shares.

During the three months ended March 31, 2017, certain of our employees surrendered 6,694 common shares owned by them to satisfy their statutory tax withholding obligations in connection with the vesting of such common shares under the Equity Commonwealth 2015 Omnibus Incentive Plan (the 2015 Incentive Plan).

Preferred Share Redemption:

On May 15, 2016, we redeemed all of our 11,000,000 outstanding series E preferred shares at a price of $25.00 per share, for a total of $275.0 million, plus any accrued and unpaid dividends. The redemption payment occurred on May 16, 2016 (the first business day following the redemption date).

Preferred Share Distributions:

In 2017, our Board of Trustees declared distributions on our series D preferred shares to date as follows:

Declaration Date	Record Date	Payment Date	Series D Dividend Per Share
January 12, 2017	January 30, 2017	February 15, 2017	$0.40625
April 10, 2017	April 28, 2017	May 15, 2017	$0.40625

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7.  Noncontrolling Interest

Noncontrolling interest represents the portion of the units in the Operating Trust not beneficially owned by the Company. An operating partnership unit (OP Unit) and a share of our common stock have essentially the same economic characteristics. Distributions with respect to OP Units will generally mirror distributions with respect to the Company’s common shares. Unitholders (other than the Company) generally have the right, commencing six months from the date of issuance of such OP Units, to cause the Operating Trust to redeem their OP Units in exchange for cash or, at the option of the Company, common shares of the Company on a one-for-one basis. As sole trustee, the Company will have the sole discretion to elect whether the redemption right will be satisfied by the Company in cash or the Company’s common shares. As a result, the Noncontrolling interest is classified as permanent equity. As of March 31, 2017, the portion of the Operating Trust not beneficially owned by the Company is in the form of LTIP Units (see Note 11 for a description of LTIP Units). LTIP Units may be subject to additional vesting requirements.

The following table presents the changes in Equity Commonwealth’s issued and outstanding common shares and units for the three months ended March 31, 2017:

	Common Shares	LTIP Units	Total
Outstanding at January 1, 2017	123,994,465	—	123,994,465
Restricted share and time-based LTIP Unit grants, net of forfeitures	69,730	39,364	109,094
Outstanding at March 31, 2017	124,064,195	39,364	124,103,559
Noncontrolling ownership interest in the Operating Trust			0.03%

The carrying value of the Noncontrolling interest is allocated based on the number of LTIP Units in proportion to the number of LTIP Units plus the number of common shares. We adjust the noncontrolling interest balance at the end of each period to reflect the noncontrolling partners’ interest in the net assets of the Operating Trust. Net income is allocated to the Noncontrolling interest in the Operating Trust based on the weighted average ownership percentage during the period. Equity Commonwealth’s weighted average ownership interest in the Operating Trust was 99.97% for the three months ended March 31, 2017.

Note 8.  Cumulative Other Comprehensive Loss

The following table presents the amounts recognized in cumulative other comprehensive loss for the three months ended March 31, 2017 (in thousands):

	Unrealized Loss on Derivative Instruments	Unrealized Loss on Marketable Securities	Total
Balance as of January 1, 2017	$(208)	$—	$(208)

Other comprehensive loss before reclassifications	(154)	(641)	(795)
Amounts reclassified from cumulative other comprehensive loss to net income	1	—	1
Net current period other comprehensive loss	(153)	(641)	(794)

Balance as of March 31, 2017	$(361)	$(641)	$(1,002)

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents reclassifications out of cumulative other comprehensive loss for the three months ended March 31, 2017 (in thousands):

	Amounts Reclassified from Cumulative Other Comprehensive Loss to Net Income
Details about Cumulative Other Comprehensive Loss Components	Three Months Ended March 31, 2017	Affected Line Items in the Statement of Operations
Interest rate cap contract	$1	Interest expense

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

Our provision for income taxes consists of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Current:
State	$170	$75
Federal	5	—
Income tax expense	$175	$75

Note 10.  Derivative Instruments

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate caps, as part of our interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in cumulative other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2017, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amounts reported in cumulative other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $97,000 will be reclassified from cumulative other comprehensive loss as an increase to interest expense.

On March 4, 2016, we purchased an interest rate cap with a LIBOR strike price of 2.50%. The interest rate cap, effective April 1, 2016, has a notional amount of $400.0 million and a maturity date of March 1, 2019.

As of March 31, 2017, we had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount (in thousands)
Interest rate cap	1	$400,000

The table below presents the fair value of our derivative financial instrument as well as its classification on the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 (amounts in thousands):

		Fair Value as of
Interest Rate Derivative Designated as Hedging Instrument	Balance Sheet Location	March 31, 2017	December 31, 2016
Interest rate cap	Other assets	$161	$314

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Amount of loss recognized in cumulative other comprehensive loss	$(154)	$(445)
Amount of loss reclassified from cumulative other comprehensive loss into interest expense	1	1,118

Credit-risk-related Contingent Features

As of March 31, 2017, we did not have any derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk.

Note 11. Share-Based Compensation
Equity Commonwealth 2015 Omnibus Incentive Plan

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

Recipients of the Company’s restricted stock units (RSUs) are entitled to receive dividends with respect to the common shares underlying the RSUs if and when the RSUs are earned, at which time the recipient will be entitled to receive an amount in cash equal to the aggregate amount of cash dividends that would have been paid in respect of the common shares underlying the recipient’s earned RSUs had such common shares been issued to the recipient on the first day of the performance period. To the extent that an award does not vest, the dividends related to unvested RSUs will be forfeited. The RSUs are market based awards with a service condition and recipients may earn RSUs based on the Company’s total shareholder return (TSR) relative to the TSRs of the companies that comprise the NAREIT Office Index over a three year performance period. Following the end of the performance period, the number of earned awards will be determined. The earned awards vest in two tranches with 50% of the earned award vesting at the end of the performance period and the remaining 50% of the earned award vesting one year after the end of the performance period, subject to the grant recipient’s continued employment. Compensation expense for the

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RSUs is determined using a Monte Carlo simulation model and is recognized ratably from the grant date to the vesting date of each tranche.

LTIP Units are a class of beneficial interests in the Operating Trust that may be issued to employees, officers, or trustees of the Operating Trust, the Company or their subsidiaries (LTIP Units). Time-based LTIP Units have the same general characteristics as restricted shares and market-based LTIP Units have the same general characteristics as RSUs. Each LTIP Unit will convert automatically into an OP Unit on a one-for-one basis when the LTIP Unit becomes vested and its capital account is equalized with the per-unit capital account of the OP Units. Holders of LTIP Units generally will be entitled to receive the same per-unit distributions as the other outstanding OP Units in the Operating Trust, except that market-based LTIP Units will not participate in distributions until expiration of the applicable performance period, at which time any earned market-based LTIP Units generally will become entitled to receive a catch-up distribution for the periods prior to such time.
2017 Equity Award Activity

On January 24, 2017, the Compensation Committee (the Committee) approved a grant of 119,288 LTIP Units (which includes time-based LTIP Units and market-based LTIP Units), 76,424 restricted shares and 155,168 RSUs at target (386,756 RSUs at maximum) to the Company’s officers, certain employees and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2016. The LTIP Unit grant includes 39,364 time-based LTIP Units and 79,924 market-based LTIP Units at target (199,211 market-based LTIP Units at maximum).

The restricted shares and time-based LTIP Units were granted on January 24, 2017 and were valued at $31.47 per share, the closing price of our common shares on the NYSE on that day. The assumptions and fair values for the RSUs and market-based LTIP Units granted for the three months ended March 31, 2017 are included in the following table on a per share and unit basis.

2017
Fair value of RSUs and market-based LTIP units granted	$39.81
Expected term (years)	4
Expected volatility	—
Expected dividend yield	1.59%
Risk-free rate	1.49%
2016 Equity Award Activity

On January 26, 2016, the Committee approved a grant of 136,623 restricted shares and 277,386 RSUs at target (691,385 RSUs at maximum) to the Company’s officers, certain employees and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2015.

Outstanding Equity Awards
As of March 31, 2017, the estimated future compensation expense for all unvested restricted share and time-based LTIP Units was $14.2 million. Compensation expense for the restricted share and time-based LTIP Unit awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares and time-based LTIP units is approximately 2.4 years.
As of March 31, 2017, the estimated future compensation expense for all unvested RSUs and market-based LTIP Units was $25.2 million. The weighted average period over which the future compensation expense will be recorded for the RSUs and market-based LTIP Units is approximately 2.3 years.
During the three months ended March 31, 2017 and 2016, we recorded $5.2 million and $4.4 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our Trustees and employees related to our 2015 Omnibus Incentive Plan (as amended, the 2015 Incentive Plan). At March 31, 2017, 1,656,709 common shares remain available for issuance under the 2015 Incentive Plan.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12.  Fair Value of Assets and Liabilities

The table below presents assets measured at fair value during 2017, categorized by the level of inputs used in the valuation of the assets (dollars in thousands):

		Fair Value at March 31, 2017 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements:
Interest rate cap contract	$161	$—	$161	$—
Marketable securities	$275,597	$275,597	$—	$—

Interest Rate Cap Contract

The fair value of our interest rate cap contract is determined using the net discounted cash flows of the derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated credit spreads of the counterparties (level 3 inputs).  Although we have determined that the majority of the inputs used to value our derivative fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivative utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  As of March 31, 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative.  As a result, we have determined that our derivative valuation in its entirety is classified as level 2 inputs in the fair value hierarchy.

Properties Held and Used

As part of our office repositioning strategy, and pursuant to our accounting policy, in 2017, we evaluated the recoverability of the carrying values of each of the real estate assets that comprised our portfolio and determined that due to the shortening of the expected periods of ownership as a result of the office repositioning strategy and current estimates of market value less estimated costs to sell, it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio to their estimated fair values. We anticipate the potential disposition of certain properties prior to the end of their remaining useful lives. As a result, in the first quarter of 2017, we recorded an impairment charge related to 25 S. Charles Street of $1.3 million for the three months ended March 31, 2017 in accordance with our impairment analysis procedures. We determined this impairment based on third party offer prices and independent third party broker information, which are level 2 inputs according to the fair value hierarchy established in ASC 820. We reduced the aggregate carrying value of this property from $24.6 million to its estimated fair value less estimated costs to sell of $23.3 million. This property was sold in April 2017 (see Note 3 for additional information). We evaluated each of our properties and determined there were no additional valuation adjustments necessary at March 31, 2017.

Financial Instruments

In addition to the assets and liabilities described in the above table, our financial instruments include our cash and cash equivalents, real estate mortgages receivable, restricted cash, marketable securities, senior unsecured debt and mortgage notes payable.  At March 31, 2017 and December 31, 2016, the fair value of these additional financial instruments were not materially different from their carrying values, except as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior unsecured debt and mortgage notes payable	$1,151,286	$1,175,642	$1,151,634	$1,167,031

The fair values of our senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads (level 3 inputs).

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, as of March 31, 2017, no single tenant of ours is responsible for more than 6.0% of our total annualized rents.

Our derivative financial instruments, including interest rate swaps and cap, are entered with major financial institutions and we monitor the amount of credit exposure to any one counterparty.

Note 13.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator for earnings per common share - basic:
Net income	$23,822	$46,402
Net income attributable to noncontrolling interest	(8)	—
Preferred distributions	(1,997)	(6,981)
Numerator for net income per share - basic	$21,817	$39,421

Numerator for earnings per common share - diluted:
Net income	$23,822	$46,402
Preferred distributions	(1,997)	(6,981)
Numerator for net income per share - diluted	$21,825	$39,421

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic	124,047	125,840
RSUs	1,023	1,682
LTIP Units	80	—
Weighted average number of common shares outstanding - diluted(1)	125,150	127,522

Net income per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.18	$0.31
Diluted	$0.17	$0.31

Anti-dilutive securities:
Effect of Series D preferred shares; 6 1/2% cumulative convertible(2)	2,363	2,363

(1)
As of March 31, 2017, we had granted RSUs and LTIP Units to certain employees, officers, and the chairman of the Board of Trustees.  The RSUs and LTIP Units contain service and market-based vesting components.  None of the RSUs or LTIP Units have vested. If the market-based vesting component of these awards was measured as of March 31, 2017, and 2016, 1,165 and 1,754 common shares would be issued, respectively. Using a weighted average basis, 1,103 and 1,682 common shares are reflected in diluted earnings per share for the three months ended March 31, 2017 and 2016, respectively.

(2)
The Series D preferred shares are excluded from the diluted earnings per share calculation because including the Series D preferred shares would also require that the preferred distributions be added back to net income, resulting in anti-dilution during the periods presented.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14.  Segment Information

Our primary business is the ownership and operation of office properties, and we currently have one reportable segment.  More than 95% of our revenues for the three months ended March 31, 2017 are from office properties.

Note 15.  Related Person Transactions

The following discussion includes a description of our related person transactions for the three months ended March 31, 2017 and 2016.

Two North Riverside Plaza Joint Venture Limited Partnership: We have a lease with Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman, to occupy office space on the twentieth and twenty-first floors of Two North Riverside Plaza in Chicago, Illinois (20th/21st Floor Office Lease). The initial term of the lease is approximately five years, with one 5-year renewal option. We have completed improvements to the office space utilizing the $0.7 million tenant improvement allowance pursuant to the lease. In connection with the 20th/21st Floor Office Lease, we also have a lease with Two North Riverside Plaza Joint Venture Limited Partnership for storage space in the basement of Two North Riverside Plaza. The lease expires December 31, 2020; however, each party has the right to terminate on 30 days' prior written notice. During the three months ended March 31, 2017 and 2016, we recognized expense of $0.2 million and $0.2 million, respectively, pursuant to the 20th/21st Floor Office Lease and the related storage space.

Related/Corvex: On July 31, 2014, at our 2014 annual meeting of shareholders, our shareholders voted to approve the reimbursement of approximately $33.5 million of verified expenses incurred by Related Fund Mangement, LLC and Corvex Management LP (Related/Corvex) beginning February 2013 in connection with their consent solicitations to remove our former Trustees, elect the new Board of Trustees and to engage in related litigation. We paid approximately $16.7 million during the year ended December 31, 2014.  Approximately $8.4 million was to be reimbursed only if the average closing price of our common shares was at least $26.00 (as adjusted for any share splits or share dividends) during the one year period after the date on which the reimbursement was approved by shareholders, and up to $8.4 million was to be reimbursed only if the average closing price of our common shares was at least $26.00 (as adjusted for any share splits or share dividends) during the one year period between the first and second anniversaries of the date on which the reimbursement was approved by shareholders. The average closing price of our common shares was at least $26.00 during both the first and second one year periods after the date on which the reimbursement was approved by shareholders, and as a result, in August 2016 and 2015 we paid an $8.2 million final payment and $8.4 million, respectively, to Related/Corvex.

Note 16.  Subsequent Events

In April 2017, we sold two properties (Parkshore Plaza and 25 S. Charles Street) (five buildings), with 630,326 square feet for $64.5 million, excluding closing costs. These properties were classified as held for sale as of March 31, 2017 (see Note 3).

In April 2017, we repaid at par $41.3 million of mortgage debt at Parkshore Plaza in connection with the sale of the property.

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

At March 31, 2017, our portfolio, excluding properties held for sale, included 28 properties (56 buildings) and one land parcel, with a combined 14.6 million square feet for a total investment of $2.7 billion at cost and a depreciated book value of $2.0 billion. As of March 31, 2017, we had $2.2 billion of cash and cash equivalents and marketable securities.

As of March 31, 2017, our overall portfolio was 89.0% leased. During the three months ended March 31, 2017, we entered into leases for 331,000 square feet, including lease renewals for 264,000 square feet and new leases for 67,000 square feet.  Renewal leases entered into during the three months ended March 31, 2017 had weighted average cash and GAAP rental rates that were approximately 7.2% lower and 22.8% higher, respectively, as compared to prior rental rates for the same space, and new leases entered into during the three months ended March 31, 2017 had weighted average cash and GAAP rental rates that were approximately 8.4% higher and 15.8% higher, respectively, than prior rental rates for the same space.  The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatements, the magnitude and timing of contractual rent increases over the lease term, and the years of term for the newly executed leases compared to the prior leases.

During the year ended December 31, 2016, we sold 30 properties (62 buildings) with a combined 8.0 million square feet for an aggregate gross sales price of $1.3 billion, excluding closing costs. During the three months ended March 31, 2017, we sold three properties (three buildings) and one land parcel with a combined 0.8 million square feet for an aggregate gross sales price of $113.1 million, excluding closing costs. We have generated significant proceeds from our dispositions to date and have a cash balance of $1.9 billion as of March 31, 2017. In April 2017, we sold two properties (five buildings), with 630,326 square feet for $64.5 million, excluding closing costs. These properties were classified as held for sale as of March 31, 2017. For more information regarding these transactions, see Notes 3 and 16 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report. In addition, as our real estate investments have decreased, our income from operations has also declined.

In connection with our office portfolio, in December 2016, our Board of Trustees adopted an office repositioning strategy to own and acquire at a discount to replacement cost high-quality, multi-tenant office assets in markets and sub-markets with favorable long-term supply and demand fundamentals. Our efforts within our office portfolio will primarily be focused on larger buildings in central business districts and major urban areas that offer an attractive quality of life, including opportunities for tenants to live and play in close proximity to where they work, with a preference for markets that have above average limitations on new supply.

While executing this strategy, depending on market conditions, we may sell additional properties and are seeking to acquire attractive properties in markets meeting the criteria above. With the progress we have had executing dispositions, and the strength and liquidity of our balance sheet, we are in a position today to increasingly shift our focus to capital allocation. We seek to reinvest the capital received from dispositions to purchase new properties, repay debt, buy back common shares or make other investments or distributions that further our long-term strategic goals and the repositioning strategy adopted by our Board of Trustees.

As we continue to reposition our portfolio, we expect our efforts will be balanced among leasing assets to create value, selling assets when we are able to achieve attractive pricing, and evaluating a wide range of opportunities to deploy capital. However, we may not be able to make suitable acquisitions or other investments with the proceeds from the dispositions.

As part of the office repositioning strategy noted above, and pursuant to our accounting policy, in 2017, we evaluated the recoverability of the carrying values of each of the real estate assets that comprised our portfolio and determined that due to the shortening of the expected periods of ownership as a result of our office repositioning strategy and current estimates of market value, it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio to their estimated fair values less estimated costs to sell. As a result, we recorded an impairment charge of $1.3 million for the three months ended March 31, 2017 in accordance with our impairment analysis procedures.

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

For the three months ended March 31, 2017 and 2016, we incurred expenses of $5.2 million and $7.5 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a portion of the properties' revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of March 31, 2017 and December 31, 2016, we had amounts payable pursuant to these services of $2.2 million and $2.7 million, respectively.

Property Operations

Leased occupancy data for 2017 and 2016 are as follows (square feet in thousands):

	All Properties(1)		Comparable Properties(2)
	As of March 31,		As of March 31,
	2017	2016	2017	2016
Total properties	28	60	28	28
Total square feet	14,593	23,037	14,593	14,578
Percent leased(3)	89.0%	91.4%	89.0%	91.6%

(1)	Excludes properties sold or classified as held for sale in the period.

(2)	Based on properties owned continuously from January 1, 2016 through March 31, 2017, and excludes properties sold or classified as held for sale during the period.

(3)	Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

The weighted average lease term based on square feet for leases entered into during the three months ended March 31, 2017 was 11.8 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for leases entered into during the three months ended March 31, 2017 totaled $9.7 million, or $28.88 per square foot on average (approximately $2.44 per square foot per year of the lease term).

As of March 31, 2017, approximately 3.6% of our leased square feet and 3.6% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2017.  Renewed and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring for the remainder of 2017 are below market. Lease expirations by year, as of March 31, 2017, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring	Leased Square Feet Expiring(1)	% of Leased Square Feet Expiring(1)	Cumulative % of Leased Square Feet Expiring(1)	Annualized Rental Revenue Expiring(2)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2017	87	464	3.6%	3.6%	$12,253	3.6%	3.6%
2018	75	557	4.3%	7.9%	17,469	5.2%	8.8%
2019	85	1,230	9.5%	17.4%	36,342	10.8%	19.6%
2020	77	2,144	16.5%	33.9%	50,940	15.1%	34.7%
2021	63	1,053	8.1%	42.0%	31,770	9.4%	44.1%
2022	42	693	5.3%	47.3%	25,598	7.6%	51.7%
2023	42	1,459	11.2%	58.5%	44,024	13.1%	64.8%
2024	15	217	1.7%	60.2%	7,264	2.2%	67.0%
2025	20	758	5.8%	66.0%	20,238	6.0%	73.0%
2026	13	677	5.2%	71.2%	22,593	6.7%	79.7%
Thereafter	64	3,739	28.8%	100.0%	68,765	20.3%	100.0%
	583	12,991	100.0%		$337,256	100.0%

Weighted average remaining lease term (in years):		6.8			6.2

(1)
Square footage is pursuant to existing leases as of March 31, 2017, excluding leases related to properties classified as held for sale, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of March 31, 2017, plus estimated recurring expense reimbursements; includes triple net lease rents and excludes lease value amortization, straight line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

A principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance, except from our government tenants, who usually pay rents monthly in arrears.  As of March 31, 2017, tenants representing 1.5% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant(1)		Square Feet(2)	% of Total Square Feet(2)	% of Annualized Rental Revenue(3)	Weighted Average Remaining Lease Term
1.	Expedia, Inc.	427	2.9%	6.0%	2.7
2.	Office Depot, Inc.	651	4.5%	5.1%	6.5
3.	Groupon, Inc. (4)	376	2.6%	3.6%	8.8
4.	PNC Financial Services Group	363	2.5%	3.3%	9.7
5.	Flextronics International Ltd.	1,051	7.2%	3.2%	12.8
6.	Ballard Spahr LLP	217	1.5%	2.4%	12.9
7.	RE/MAX Holdings, Inc.	248	1.7%	2.2%	11.1
8.	University of Pennsylvania Health System	267	1.8%	2.1%	8.6
9.	Georgetown University	240	1.6%	1.9%	2.5
10.	Willis Towers Watson	251	1.7%	1.9%	3.1
11.	Echo Global Logistics, Inc.	226	1.5%	1.8%	10.5
12.	West Corporation	336	2.3%	1.7%	11.9
13.	Wm. Wrigley Jr. Company	150	1.0%	1.7%	4.8
	Total	4,803	32.8%	36.9%	8.7

(1)	Tenants located in properties classified as held for sale are excluded.

(2)
Square footage is pursuant to existing leases as of March 31, 2017, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease.

(3)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of March 31, 2017, plus estimated recurring expense reimbursements; includes triple net lease rents and excludes lease value amortization, straight line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

(4)	Groupon, Inc. statistics include 207,536 square feet that are sublet from Bankers Life and Casualty Company.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017, Compared to Three Months Ended March 31, 2016

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Three Months Ended March 31,
	2017	2016	$ Change	% Change	2017	2016	2017	2016	$ Change	% Change
	(in thousands)
Rental income	$73,646	$71,372	$2,274	3.2%	$6,559	$38,516	$80,205	$109,888	$(29,683)	(27.0)%
Tenant reimbursements and other income	18,625	17,573	1,052	6.0%	721	9,674	19,346	27,247	(7,901)	(29.0)%
Operating expenses	(38,435)	(36,878)	(1,557)	4.2%	(2,652)	(20,380)	(41,087)	(57,258)	16,171	(28.2)%
Net operating income(3)	$53,836	$52,067	$1,769	3.4%	$4,628	$27,810	58,464	79,877	(21,413)	(26.8)%
Other expenses:
Depreciation and amortization							26,915	36,251	(9,336)	(25.8)%
General and administrative							12,078	13,312	(1,234)	(9.3)%
Loss on asset impairment							1,286	—	1,286	100.0%
Total other expenses							40,279	49,563	(9,284)	(18.7)%
Operating income							18,185	30,314	(12,129)	(40.0)%
Interest and other income							4,372	1,967	2,405	122.3%
Interest expense							(15,014)	(22,347)	7,333	(32.8)%
Loss on early extinguishment of debt							—	(118)	118	(100.0)%
Foreign currency exchange loss							—	(5)	5	(100.0)%
Gain on sale of properties, net							16,454	36,666	(20,212)	(55.1)%
Income before income taxes							23,997	46,477	(22,480)	(48.4)%
Income tax expense							(175)	(75)	(100)	133.3%
Net income							23,822	46,402	(22,580)	(48.7)%
Net income attributable to noncontrolling interest							(8)	—	(8)	100.0%
Net income attributable to Equity Commonwealth							23,814	46,402	(22,588)	(48.7)%
Preferred distributions							(1,997)	(6,981)	4,984	(71.4)%
Net income attributable to Equity Commonwealth common shareholders							$21,817	$39,421	$(17,604)	(44.7)%

(1)	Comparable properties consist of 28 properties (56 buildings) we owned continuously from January 1, 2016 to March 31, 2017.

(2)	Other properties consist of properties sold or classified as held for sale as of the end of the period.

(3)
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

We refer to the 28 properties (56 buildings) we owned continuously from January 1, 2016 to March 31, 2017, as comparable properties.  We refer to the sold properties and properties classified as held for sale as other properties.  Our condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 include the operating results of 28 properties for the entire periods, as we owned these properties as of January 1, 2016.

Rental income. Rental income decreased $29.7 million, or 27.0%, in the 2017 period, compared to the 2016 period, primarily due to the properties sold in 2017 and 2016, partially offset by an increase of 3.2% in rental income at the comparable properties. The increase in rental income at the comparable properties is due to an increase in rents resulting from new leasing activity, partially offset by several large tenant lease expirations and lease contractions.

Rental income includes increases for straight line rent adjustments totaling $4.4 million in the 2017 period and $3.8 million in the 2016 period, and net reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $0.6 million in the 2017 period and $1.1 million in the 2016 period. Rental income also includes the recognition of lease termination fees totaling $1.7 million in the 2017 period and $0.3 million in the 2016 period.

Tenant reimbursements and other income. Tenant reimbursements and other income decreased $7.9 million, or 29.0%, in the 2017 period, compared to the 2016 period, primarily due to the properties sold in 2017 and 2016. Tenant reimbursements and other income increased $1.1 million, or 6.0%, at our comparable properties primarily due to an increase in real estate tax reimbursements and an increase in reimbursements related to new leasing activity.

Operating expenses. Operating expenses decreased $16.2 million, or 28.2%, in the 2017 period, compared to the 2016 period, primarily due to the properties sold in 2017 and 2016. Operating expenses increased $1.6 million, or 4.2%, at the comparable properties primarily due to an increase in real estate tax expense, partially offset by a decrease in utilities.

Depreciation and amortization. Depreciation and amortization decreased $9.3 million, or 25.8%, in the 2017 period, compared to the 2016 period primarily due to properties sold in 2017 and 2016.

General and administrative. General and administrative expenses decreased $1.2 million, or 9.3%, in the 2017 period, compared to the 2016 period, primarily due to a $1.1 million decrease related to the shareholder approved reimbursement of expenses incurred by Related/Corvex in connection with their consent solicitation to remove our former Trustees and decreases in technology, payroll and legal expenses, partially offset by a $0.9 million increase in share-based compensation expense.

Loss on asset impairment. We recorded impairment charges of $1.3 million in the first quarter of 2017 related to 25 S. Charles Street based upon the shortening of our expected period of ownership and updated market information in accordance with our impairment analysis procedures.

Operating income. Operating income decreased $12.1 million, or 40.0%, in the 2017 period, compared to the 2016 period, primarily due to the properties sold in 2017 and 2016.

Interest and other income. Interest and other income increased $2.4 million in the 2017 period, compared to the 2016 period, primarily due to additional interest received on higher invested balances and higher average interest rates in 2017.

Interest expense. Interest expense decreased $7.3 million, or 32.8%, in the 2017 period, compared to the 2016 period, primarily due to the prepayment of $139.1 million of our 6.25% senior unsecured notes in February 2016, the repayment of the $167.8 million mortgage debt at 1735 Market Street in November 2016, the prepayment of $250.0 million of our 6.25% senior unsecured notes in December 2016 and a decrease in amortization of deferred financing fees, partially offset by an increase in interest expense related to our term loans as a result of an increase in interest rates.

Loss on early extinguishment of debt. The loss on early extinguishment of debt in the 2016 period reflects the write-off of an unamortized discount and unamortized deferred financing fees related to our redemption of $139.1 million of our 6.25% senior unsecured notes due 2016.

Gain on sale of properties, net. Gain on sale of properties, net decreased $20.2 million in the 2017 period, as compared to the 2016 period. Gain on sale of properties in the 2017 period relates to a $22.5 million gain related to the sale of Seton Center, partially offset by losses of $6.0 million and $0.1 million related to the sales of 111 Market Place and Cabot Business Park Land, respectively. Gain on sale of properties in the 2016 period relates to a $16.5 million gain on the sale of Executive Park, a $5.5 million gain on the sale of 3330 N Washington Boulevard and a $14.7 million gain on the sale of 111 East Kilbourn Avenue.

Income tax expense. The $0.1 million increase in state income tax expense primarily relates to the sale of properties in certain states.

Net income attributable to noncontrolling interest. In January 2017, we granted LTIP Units. The net income attributable to noncontrolling interest of $8,000 in the 2017 period relates to the allocation of net income to the LTIP Unit holders.

Preferred distributions. The $5.0 million decrease in preferred distributions is due to the redemption of all of our 11,000,000 outstanding series E preferred shares on May 15, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As of March 31, 2017, we had $1.9 billion of cash and cash equivalents.  We expect to use our cash balances, cash flow from our operations and proceeds of any future property sales to fund our operations, repay debt, make distributions, purchase our common shares, acquire assets or entities, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

Our future cash flows from operating activities will depend primarily upon our:

•ability to maintain or improve the occupancy of, and the rental rates at, our properties;

•ability to control operating and financing cost increases at our properties; and

•
ability to purchase additional properties which produce rents, less property operating expenses, in excess of our costs of acquisition capital which are consistent with our office repositioning strategy.

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

Cash flows (used in) provided by operating, investing and financing activities were $(2.7) million, $(200.9) million and $(2.5) million, respectively, for the three months ended March 31, 2017, and $23.0 million, $88.9 million and $(172.5) million, respectively, for the three months ended March 31, 2016.  Changes in these three categories of our cash flows between 2017 and 2016 are primarily related to a decrease in property net operating income, real estate improvements, dispositions of properties, purchase of marketable securities, repayments of debt and repurchase of our common shares.

Our Investment and Financing Liquidity and Resources

In order to maintain financial flexibility, to fund potential acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions and investments or pay operating or capital expenses, we maintain an unsecured revolving credit facility with a group of institutional lenders. Our credit agreement provides us with (i) a $750.0 million unsecured revolving credit facility, (ii) a $200.0 million 5-year term loan facility and (iii) a $200.0 million 7-year term loan facility. The revolving credit facility has a scheduled maturity date of January 28, 2019, which maturity date may be extended for up to two additional periods of six months at our option subject to satisfaction of certain conditions and the payment of an extension fee of 0.075% of the aggregate amount available under the revolving credit facility. The 5-year term loan and the 7-year term loan have scheduled maturity dates of January 28, 2020 and January 28, 2022, respectively.

Borrowings under our revolving credit facility currently bear interest at LIBOR plus a spread, which was 125 basis points as of March 31, 2017.  We also pay a facility fee of 25 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Both the interest rate spread and the facility fee are subject to adjustment based upon changes to our credit ratings.  We are allowed to borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  As of March 31, 2017, the interest rate payable on borrowings under our revolving credit facility was 2.23%.  As of March 31, 2017, we had no balance outstanding under our revolving credit facility.

Our term loans currently bear interest at a rate of LIBOR plus a spread, which was 140 and 180 basis points for the 5-year and 7-year term loan, respectively, as of March 31, 2017.  The interest rate spread is subject to adjustment based upon changes to our credit ratings.  As of March 31, 2017, the interest rate for the amounts outstanding under our term loan was 2.38% and 2.78% for the 5-year and 7-year term loan, respectively. As of March 31, 2017, our 5-year and 7-year term loans each had outstanding balances of $200.0 million.

During the three months ended March 31, 2017, we paid an aggregate of $2.0 million of distributions on our series D preferred shares.  On April 10, 2017, we announced that our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which is expected to be paid on May 15, 2017 to shareholders of record on April 28, 2017.

On March 17, 2016, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. In March 2017, this share repurchase authorization, of which $106.6 million was not utilized, expired. On March 15, 2017, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. During the three months ended March 31, 2017, we did not purchase any common shares.

During the three months ended March 31, 2017, we purchased $276.2 million of marketable securities. For further information about our marketable securities, see Note 4 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Our outstanding debt maturities and weighted average interest rates as of March 31, 2017, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
Year	Unsecured Floating Rate Debt	Unsecured Fixed Rate Debt		Secured Fixed Rate Debt		Total(1)	Weighted Average Interest Rate(2)
2017	$—	$—		$42,328	(3)	$42,328	5.7%
2018	—	250,000		1,487		251,487	6.6%
2019	—	—		1,580		1,580	6.0%
2020	200,000	250,000		1,674		451,674	4.3%
2021	—	—		25,982		25,982	5.7%
2022	200,000	—		799		200,799	2.8%
2023	—	—		702		702	5.7%
2024	—	—		743		743	5.7%
2025	—	—		787		787	5.7%
2026	—	—		204		204	5.7%
Thereafter	—	175,000	(4)	—		175,000	5.8%
	$400,000	$675,000		$76,286		$1,151,286	4.9%

(1)	Total debt outstanding as of March 31, 2017, including net unamortized premiums and discounts and net unamortized deferred financing costs, equals $1,141,628.

(2)	Weighted based on current contractual interest rates.

(3)	In April 2017, we repaid at par $41.3 million of mortgage debt at Parkshore Plaza in connection with the sale of the property.

(4)	The 5.75% senior unsecured notes due 2042 are callable at par on or after August 1, 2017.

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
We believe that we will have access to various types of financings, including debt or equity offerings, to fund any future acquisitions and to pay our debts and other obligations as they become due. The completion and the costs of any future debt transactions will depend primarily upon market conditions and our credit ratings. We have no control over market conditions. Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans and, in particular, whether we appear to have the ability to maintain our earnings, to space our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably foreseeable adverse changes. We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities. However, there can be no assurance regarding our credit ratings or our ability to complete any debt or equity offerings or that our cost of any future public or private financings will not increase.
During the three months ended March 31, 2017, we sold three properties (three buildings) and one land parcel with a combined 827,204 square feet for an aggregate sales price of $113.1 million, excluding closing costs. In April 2017, we sold two properties (five buildings), with 630,326 square feet for $64.5 million, excluding closing costs. These properties were classified as held for sale as of March 31, 2017. For more information regarding these transactions, see Notes 3 and 16 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

During the three months ended March 31, 2017 and 2016, amounts capitalized at our properties, including properties sold or held for sale, for tenant improvements, leasing costs and building improvements were as follows (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Tenant improvements(1)	$9,427	$25,391
Leasing costs(2)	4,617	9,765
Building improvements(3)	4,785	6,541

(1)	Tenant improvements include capital expenditures to improve tenants’ spaces.

(2)	Leasing costs primarily include brokerage commissions and legal expenses.

(3)
Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.

During the three months ended March 31, 2017, commitments made for expenditures in connection with leasing space at our properties were as follows (dollar and square foot measures in thousands):

	New Leases	Renewals	Total
Rentable square feet leased during the period	67	264	331
Tenant improvements and leasing commissions	$2,910	$6,759	$9,669
Tenant improvements and leasing commissions per rentable square foot	$42.02	$25.58	$28.88
Weighted average lease term by square foot (years)	7.4	13.0	11.8
Total tenant improvements and leasing commissions per rentable square foot per year	$5.70	$1.97	$2.44

Debt Covenants

Our unsecured debt obligations at March 31, 2017 were our term loans and our publicly issued senior unsecured notes. Our public debt indenture and related supplements and our credit agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios.  At March 31, 2017, we believe we were in compliance with all covenants under both our indenture and related supplements, and under our credit agreement.  In addition to our unsecured debt obligations, we had $77.2 million (including net unamortized premiums and net unamortized deferred financing costs) of mortgage notes outstanding at March 31, 2017.

None of our indenture and related supplements, our credit agreement, or our mortgage notes contain provisions for acceleration or require us to provide collateral security which could be triggered by our debt ratings.  However, our senior debt rating is used to determine the interest rate and the fees payable under our credit agreement.

Off Balance Sheet Arrangements

As of March 31, 2017, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We had no swaps or hedges as of March 31, 2017, other than the interest rate cap described in Note 10 to the notes to our condensed consolidated financial statements, and under “Quantitative and Qualitative Disclosures About Market Risk” included in Part I, Item 3 of this Quarterly Report.

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
The following table provides a reconciliation of net income to FFO attributable to Equity Commonwealth common shareholders and unitholders and a calculation to Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders (in thousands):

	Three Months Ended March 31,
	2017	2016
Reconciliation to FFO:
Net income	$23,822	$46,402
Real estate depreciation and amortization	26,616	36,044
Loss on asset impairment	1,286	—
Gain on sale of properties	(16,454)	(36,666)
FFO attributable to Equity Commonwealth	35,270	45,780
Preferred distributions	(1,997)	(6,981)
FFO attributable to Equity Commonwealth common shareholders and unitholders	$33,273	$38,799

Reconciliation to Normalized FFO:
FFO attributable to Equity Commonwealth common shareholders and unitholders	$33,273	$38,799
Lease value amortization	573	1,121
Straight line rent adjustments	(4,387)	(3,831)
Loss on early extinguishment of debt	—	118
Transition-related expenses	—	1,102
Foreign currency exchange loss	—	5
Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders	$29,459	$37,314

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

A reconciliation of NOI to net income for the three months ended March 31, 2017 and 2016, is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Rental income	$80,205	$109,888
Tenant reimbursements and other income	19,346	27,247
Operating expenses	(41,087)	(57,258)
NOI	$58,464	$79,877

NOI	$58,464	$79,877
Depreciation and amortization	(26,915)	(36,251)
General and administrative	(12,078)	(13,312)
Loss on asset impairment	(1,286)	—
Operating income	18,185	30,314

Interest and other income	4,372	1,967
Interest expense	(15,014)	(22,347)
Loss on early extinguishment of debt	—	(118)
Foreign currency exchange loss	—	(5)
Gain on sale of properties, net	16,454	36,666
Income from continuing operations before income taxes	23,997	46,477
Income tax expense	(175)	(75)
Net income	$23,822	$46,402

Related Person Transactions

For information about our related person transactions and about the risks that may arise as a result of these related person transactions and relationships, see Note 15 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

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

At March 31, 2017, our outstanding fixed rate debt consisted of the following senior unsecured notes and secured mortgage notes (dollars in thousands):

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

No principal repayments are due under our senior unsecured notes until maturity.

Secured Mortgage Notes:

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense(1)	Maturity	Open at Par Date
Parkshore Plaza(2)	$41,275	5.67%	$982	5/1/2017	12/1/2016
206 East 9th Street	26,912	5.69%	1,601	1/5/2021	7/5/2020
33 Stiles Lane	2,318	6.75%	201	3/1/2022	12/1/2021
97 Newberry Road	5,781	5.71%	378	3/1/2026	None
	$76,286		$3,162

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

(2)
As of March 31, 2017, the Company guaranteed $2.3 million of this non-recourse loan. In April 2017, we repaid at par $41.3 million of mortgage debt at Parkshore Plaza in connection with the sale of the property.

Some of our secured notes require principal and interest payments through maturity pursuant to amortization schedules, and one of our secured notes require interest only payments through maturity.

Swap Agreements

We have utilized and may utilize in the future interest rate swap agreements to manage our interest rate risk exposure on mortgage notes. We previously had interest rate swap agreements on mortgage debt, which required us to pay interest at a rate equal to a spread over LIBOR.  These interest rate swap agreements effectively modified our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate, thus reducing the impact of interest rate changes on future interest expense.

Cap Agreement

We entered into an interest rate cap agreement on March 4, 2016, effective April 1, 2016, to manage our interest rate risk exposure on $400.0 million of floating rate debt, which requires us to pay interest at a rate equal to a spread over LIBOR. The interest rate cap has a maturity date of March 1, 2019. From and after the effective date, this interest rate cap agreement reduces our exposure to variability in expected future cash outflows attributable to changes in LIBOR, relating to a portion of our outstanding floating rate debt, by protecting us from increases in the hedged cash flows on our floating rate debt attributable to changes in LIBOR above the strike rate of the interest rate cap. As of March 31, 2017, the fair value of our derivative instruments included in other assets and cumulative other comprehensive loss in our condensed consolidated balance sheet totaled $0.2 million.

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

Floating Rate Debt

At March 31, 2017, our outstanding floating rate debt consisted of our term loans.  Our $200.0 million 5-year term loan matures in January 2020 and our $200.0 million 7-year term loan matures in January 2022.  Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus spreads that are subject to adjustment based upon changes to our credit ratings, but as of March 31, 2017, we had no balance outstanding and $750.0 million available under our revolving credit facility.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  Effective April 1, 2016, we entered into an interest rate cap agreement with respect to $400.0 million of floating rate debt, as described above under “Cap Agreement.” In addition, upon renewal or refinancing of our revolving credit facility or term loan, we are vulnerable to increases in interest rates due to market conditions or our perceived credit risk.  Generally, a change in market interest rates would not affect the value of these floating rate debts, but would affect our operating results.

The following table presents the impact a 100 basis point increase in interest rates would have on our floating rate interest expense as of March 31, 2017 (dollars in thousands):

	Impact of Changes in Interest Rates
			Total Interest
	Interest Rate Per Year(1)	Outstanding Debt	Expense Per Year
Term loans at March 31, 2017	2.38%/2.78%	$400,000	$10,331
100 basis point increase	3.38%/3.78%	$400,000	$14,331

(1)	Based on the interest rates and outstanding borrowings of our floating rate debt as of March 31, 2017.

Foreign Currency Risk

As of March 31, 2017, we do not have any foreign currency risk.
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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors relating to the Company disclosed in our Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2017, certain of our employees surrendered common shares owned by them to satisfy their statutory tax withholding obligations in connection with the vesting of restricted common shares under the Equity Commonwealth 2015 Omnibus Incentive Plan (the 2015 Incentive Plan).

The following table summarizes all of these repurchases during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 2017	6,694	$31.22	N/A	N/A
February 2017	—	N/A	N/A	N/A
March 2017	—	N/A	N/A	N/A
Total	6,694	$31.22	N/A	N/A

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

3.2	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 11, 2006.)

3.3	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K filed May 31, 2011.)

3.4	Third Amended and Restated Bylaws of the Company, adopted March 15, 2017. (Filed herewith.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

4.2	Form of 61/2% Series D Cumulative Convertible Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
President and Chief Executive Officer
Dated: May 4, 2017

By:	/s/ Adam S. Markman
Adam S. Markman
Executive Vice President, Chief Financial Officer and Treasurer
Dated: May 4, 2017