Form 10-Q
period 2017-06-30
Equity Commonwealth
filed 2017-07-25
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of July 20, 2017:  124,089,443.

EQUITY COMMONWEALTH

FORM 10-Q

June 30, 2017

EXPLANATORY NOTE

References in this Quarterly Report on Form 10-Q to the Company, EQC, we, us or our, refer to Equity Commonwealth and its consolidated subsidiaries as of June 30, 2017, unless the context indicates otherwise.

i

PART I.      Financial Information

Item 1.         Financial Statements.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	June 30, 2017	December 31, 2016
		(audited)
ASSETS
Real estate properties:
Land	$232,857	$286,186
Buildings and improvements	1,961,445	2,570,704
	2,194,302	2,856,890
Accumulated depreciation	(561,003)	(755,255)
	1,633,299	2,101,635
Assets held for sale	348,203	—
Acquired real estate leases, net	42,719	48,281
Cash and cash equivalents	1,967,549	2,094,674
Marketable securities	278,072	—
Restricted cash	6,594	6,532
Rents receivable, net of allowance for doubtful accounts of $4,352 and $5,105, respectively	115,371	152,031
Other assets, net	99,309	122,922
Total assets	$4,491,116	$4,526,075

LIABILITIES AND EQUITY
Senior unsecured debt, net	$1,064,954	$1,063,950
Mortgage notes payable, net	35,401	77,717
Liabilities related to properties held for sale	2,019	—
Accounts payable and accrued expenses	75,800	95,395
Assumed real estate lease obligations, net	1,429	1,946
Rent collected in advance	19,095	18,460
Security deposits	5,957	8,160
Total liabilities	1,204,655	1,265,628

Shareholders' equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6 1/2% cumulative convertible; 4,915,196 shares issued and outstanding, aggregate liquidation preference of $122,880	119,263	119,263
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 124,089,443 and 123,994,465 shares issued and outstanding, respectively	1,241	1,240
Additional paid in capital	4,372,610	4,363,177
Cumulative net income	2,584,608	2,566,603
Cumulative other comprehensive income (loss)	1,235	(208)
Cumulative common distributions	(3,111,868)	(3,111,868)
Cumulative preferred distributions	(681,754)	(677,760)
Total shareholders’ equity	3,285,335	3,260,447
Noncontrolling interest	1,126	—
Total equity	3,286,461	3,260,447
Total liabilities and equity	$4,491,116	$4,526,075
See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$74,352	$121,735	$154,557	$231,623
Tenant reimbursements and other income	17,247	23,632	36,593	50,879
Total revenues	91,599	145,367	191,150	282,502
Expenses:
Operating expenses	37,284	51,393	78,371	108,651
Depreciation and amortization	23,922	37,331	50,837	73,582
General and administrative	11,960	12,177	24,038	25,489
Loss on asset impairment	18,428	43,736	19,714	43,736
Total expenses	91,594	144,637	172,960	251,458
Operating income	5	730	18,190	31,044
Interest and other income	6,019	2,204	10,391	4,171
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $849, $949, $1,562 and $1,932, respectively)	(14,863)	(21,300)	(29,877)	(43,647)
Loss on early extinguishment of debt	(63)	—	(63)	(118)
Foreign currency exchange loss	—	—	—	(5)
Gain on sale of properties, net	3,136	106,375	19,590	143,041
(Loss) income before income taxes	(5,766)	88,009	18,231	134,486
Income tax expense	(45)	(165)	(220)	(240)
Net (loss) income	(5,811)	87,844	18,011	134,246
Net loss (income) attributable to noncontrolling interest	2	—	(6)	—
Net (loss) income attributable to Equity Commonwealth	$(5,809)	$87,844	$18,005	$134,246
Preferred distributions	(1,997)	(6,981)	(3,994)	(13,962)
Excess fair value of consideration paid over carrying value of preferred shares	—	(9,609)	—	(9,609)
Net (loss) income attributable to Equity Commonwealth common shareholders	$(7,806)	$71,254	$14,011	$110,675
Weighted average common shares outstanding — basic	124,067	125,508	124,057	125,674
Weighted average common shares outstanding — diluted	124,067	126,937	125,203	127,229
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$(0.06)	$0.57	$0.11	$0.88
Diluted	$(0.06)	$0.56	$0.11	$0.87

See accompanying notes.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(amounts in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income	$(5,811)	$87,844	$18,011	$134,246

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on derivative instruments	(108)	780	(261)	1,453
Unrealized gain on marketable securities	2,345	—	1,704	—
Total comprehensive (loss) income	(3,574)	88,624	19,454	135,699
Comprehensive loss (income) attributable to the noncontrolling interest	2	—	(6)	—
Total comprehensive (loss) income attributable to Equity Commonwealth	$(3,572)	$88,624	$19,448	$135,699

See accompanying notes.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands, except share data)
(unaudited)

	Equity Commonwealth Shareholders
	Preferred Shares					Common Shares
	Series D		Series E
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at December 31, 2015	4,915,196	$119,263	11,000,000	$265,391	$(650,195)	126,349,914	$1,263	$(3,111,868)	$4,414,611	$2,333,709	$(3,687)	$—	$3,368,487
Net income	—	—	—	—	—	—	—	—	—	134,246	—	—	134,246
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	—	—	1,453	—	1,453
Purchase of shares	—	—	—	—	—	(983,789)	(10)	—	(25,553)	—	—	—	(25,563)
Redemption of shares	—	—	(11,000,000)	(275,000)	—	—	—	—	—	—	—	—	(275,000)
Excess fair value of consideration paid over carrying value of preferred shares	—	—	—	9,609	(9,609)	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	167,251	2	—	8,975	—	—	—	8,977
Distributions	—	—	—	—	(13,962)	—	—	—	—	—	—	—	(13,962)
Balance at June 30, 2016	4,915,196	$119,263	—	$—	$(673,766)	125,533,376	$1,255	$(3,111,868)	$4,398,033	$2,467,955	$(2,234)	$—	$3,198,638

Balance at December 31, 2016	4,915,196	$119,263	—	$—	$(677,760)	123,994,465	$1,240	$(3,111,868)	$4,363,177	$2,566,603	$(208)	$—	$3,260,447
Net income	—	—	—	—	—	—	—	—	—	18,005	—	6	18,011
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	—	—	(261)	—	(261)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	1,704	—	1,704
Purchase of shares	—	—	—	—	—	(6,694)	—	—	(209)	—	—	—	(209)
Share-based compensation	—	—	—	—	—	101,672	1	—	10,192	—	—	539	10,732
Contributions	—	—	—	—	—	—	—	—	—	—	—	31	31
Distributions	—	—	—	—	(3,994)	—	—	—	—	—	—	—	(3,994)
Adjustment for noncontrolling interest	—	—	—	—	—	—	—	—	(550)	—	—	550	—
Balance at June 30, 2017	4,915,196	$119,263	—	$—	$(681,754)	124,089,443	$1,241	$(3,111,868)	$4,372,610	$2,584,608	$1,235	$1,126	$3,286,461

See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,011	$134,246
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	41,237	55,799
Net amortization of debt discounts, premiums and deferred financing fees	1,562	1,932
Straight line rental income	(8,930)	(9,430)
Amortization of acquired real estate leases	4,955	14,834
Other amortization	5,607	7,937
Share-based compensation	10,732	8,977
Loss on asset impairment	19,714	43,736
Loss on early extinguishment of debt	63	118
Foreign currency exchange loss	—	5
Net gain on sale of properties	(19,590)	(143,041)
Change in assets and liabilities:
Restricted cash	1,708	(4,115)
Rents receivable and other assets	(19,902)	(13,727)
Accounts payable and accrued expenses	(10,506)	(1,970)
Rent collected in advance	1,166	(1,651)
Security deposits	37	224
Cash provided by operating activities	45,864	93,874
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(37,985)	(60,289)
Insurance proceeds received	4,000	—
Proceeds from sale of properties, net	185,300	388,774
Purchase of marketable securities	(276,238)	—
(Increase) decrease in restricted cash	(1,770)	2,583
Cash (used in) provided by investing activities	(126,693)	331,068
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common shares	(209)	(25,563)
Redemption of preferred shares	—	(275,000)
Payments on borrowings	(42,124)	(140,749)
Deferred financing fees	—	(52)
Contributions from holders of noncontrolling interest	31	—
Distributions to preferred shareholders	(3,994)	(13,962)
Cash used in financing activities	(46,296)	(455,326)

Effect of exchange rate changes on cash	—	(8)

Decrease in cash and cash equivalents	(127,125)	(30,392)
Cash and cash equivalents at beginning of period	2,094,674	1,802,729
Cash and cash equivalents at end of period	$1,967,549	$1,772,337
See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$28,416	$45,021
Taxes paid	729	103

NON-CASH INVESTING ACTIVITIES:
Increase in capital expenditures recorded as liabilities	$2,456	$728

See accompanying notes.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business

Equity Commonwealth (the Company) is a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland. Our business is the ownership and operation of real estate, primarily office buildings, throughout the United States.

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

The Company now conducts and intends to continue to conduct substantially all of its activities through the Operating Trust. The Company beneficially owned 99.97% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust (OP Units) as of June 30, 2017, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the exclusive power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.

At June 30, 2017, our portfolio, excluding properties held for sale, included 21 properties (47 buildings), and one land parcel, with a combined 11.7 million square feet. As of June 30, 2017, we had $2.2 billion of cash and cash equivalents and marketable securities.

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

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In February 2017, the FASB issued ASU 2017-05 Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 is designed to provide guidance on how to recognize gain and losses on sales, including partial sales, of nonfinancial assets to noncustomers. ASU 2017-05 is effective beginning January 1, 2018. Early adoption is permitted but the standard is required to be adopted concurrently with ASU 2014-09. We are evaluating the impact ASU 2017-05 will have on our financial position and results of operations.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-02 supersedes previous leasing standards. ASU 2016-02 is effective for us for reporting periods beginning after December 15, 2018, with early adoption permitted. We are still assessing the impact of adopting ASU 2016-02. For leases where we are the lessor, we expect to account for these leases using an approach that is substantially equivalent to current guidance. However, we expect that certain executory and non-lease components (such as common area maintenance), will need to be accounted for separately from the lease component of the lease with the lease component continuing to be recognized on a straight-line basis over the lease term. We intend to account for the executory and non-lease components under the new revenue recognition guidance in ASU 2014-09, upon our adoption of ASU 2016-02. When the revenue for such activities is not separately stipulated in the lease, we will need to separate the lease components of revenue due under leases from the non-lease components. Additionally, under ASU 2016-02 lessors may only capitalize incremental direct leasing costs. For leases in which we are the lessee, we expect to recognize a right-of-use asset and a lease liability equal to the present value of the minimum lease payments with rent expense being recognized on a straight-line basis and the right of use asset being reduced when lease payments are made.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, related to certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will require entities to measure their equity investments at fair value and recognize any changes in fair value in net income, with certain exceptions, rather than other comprehensive income. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The objective of ASU 2014-09, as amended, is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying ASU 2014-09, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB’s ASC, and more particularly lease contracts with customers, which are a scope exception. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, with early adoption permitted. While our consideration of this matter is ongoing, we are not planning to early adopt ASU 2014-09, as amended, and we expect to use the modified retrospective method of adoption that will result in a cumulative effect adjustment as of the date of adoption. We developed a project plan and have begun the execution of this plan, which consists of gathering and evaluating the inventory of our revenue streams. We believe the effects on our existing accounting policies will be associated with our non-leasing revenue components. We continue to evaluate the potential impact to our consolidated financial statements as a result of this ASU.

Note 3.  Real Estate Properties

During the six months ended June 30, 2017 and 2016, we made improvements, excluding tenant-funded improvements, to our properties totaling $31.8 million and $59.2 million, respectively.

Properties Held For Sale:

We classify all properties that meet the criteria outlined in the Property, Plant and Equipment Topic of the FASB ASC as held for sale on our condensed consolidated balance sheets.  As of December 31, 2016, we had no properties classified as held for sale. As of June 30, 2017, we classified the following properties as held for sale (dollars in thousands):

Asset	Date Sold	Number of Properties	Number of Buildings	Square Footage
Property
1500 Market Street	July 2017	1	1	1,759,193

Portfolio of properties
820 W. Diamond	—	1	1	134,933
Danac Stiles Business Park	—	1	3	276,637
411 Farwell Avenue	—	1	1	422,727
2250 Pilot Knob Road	—	1	1	87,183
4700 Belleview Avenue	—	1	1	80,615
Five Property Portfolio		5	7	1,002,095
		6	8	2,761,288

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Summarized balance sheet information for the properties classified as held for sale is as follows (in thousands):

June 30, 2017
Real estate properties	$300,840
Acquired real estate leases	147
Rents receivable, net of allowance for doubtful accounts of $66	25,907
Other assets, net	21,309
Assets held for sale	$348,203

Accounts payable and accrued expenses	$1,054
Rent collected in advance	109
Security deposits	856
Liabilities related to properties held for sale	$2,019

Property Dispositions:

During the six months ended June 30, 2017, we sold the following properties (dollars in thousands):

Asset	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price	Gain (Loss) on Sale
Properties
111 Market Place	January 2017	1	1	589,380	$60,100	$(5,968)
Cabot Business Park Land	March 2017	—	—	—	575	(57)
Parkshore Plaza	April 2017	1	4	271,072	40,000	(2,460)
25 S. Charles Street	April 2017	1	1	359,254	24,500	(3,483)
802 Delaware Avenue	May 2017	1	1	240,780	34,000	9,079

Portfolios of properties
4515 Seton Center Parkway	March 2017	1	1	117,265
4516 Seton Center Parkway	March 2017	1	1	120,559
Seton Center		2	2	237,824	$52,450	$22,479
		6	9	1,698,310	$211,625	$19,590

During the year ended December 31, 2016, we sold 30 properties (62 buildings) with a combined 8.0 million square feet for an aggregate gross sales price of $1.3 billion, excluding closing costs.

Note 4.  Marketable Securities

All of our marketable securities are classified as available-for-sale and consist of United States Treasury notes, which mature in 2019, and common stock. Available-for-sale securities are presented on our condensed consolidated balance sheets at fair value. Changes in values of these securities are recognized in accumulated other comprehensive income (loss). Realized gains and losses are recognized in earnings only upon the sale of the securities.

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

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Below is a summary of our marketable securities as of June 30, 2017 (in thousands):

	June 30, 2017
	Cost or Amortized Cost	Unrealized Gains	Estimated Fair Value
Marketable securities	$276,368	$1,704	$278,072

Note 5.  Indebtedness

Unsecured Revolving Credit Facility and Term Loan:
We are party to a credit agreement pursuant to which the lenders agreed to provide a $750.0 million unsecured revolving credit facility, a $200.0 million 5-year term loan facility, and a $200.0 million 7-year term loan facility. The revolving credit facility has a scheduled maturity date of January 28, 2019, which maturity date may be extended for up to two additional periods of six months at our option subject to satisfaction of certain conditions and the payment of an extension fee of 7.5 basis points of the aggregate amount available under the revolving credit facility. The 5-year term loan and the 7-year term loan have scheduled maturity dates of January 28, 2020 and January 28, 2022, respectively.

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

Borrowings under our revolving credit facility currently bear interest at LIBOR plus a spread, which was 125 basis points as of June 30, 2017.  As of June 30, 2017, the interest rate payable on borrowings under our revolving credit facility was 2.47%.  As of June 30, 2017, we had no balance outstanding and $750.0 million available under our revolving credit facility and the facility fee as of June 30, 2017 was 25 basis points. Our term loans currently bear interest at a rate of LIBOR plus a spread, which was 140 and 180 basis points for the 5-year and 7-year term loan, respectively, as of June 30, 2017.  As of June 30, 2017, the interest rates for the amounts outstanding under our 5-year term loan and 7-year term loan were 2.62% and 3.02%, respectively.  As of June 30, 2017, we had $200.0 million outstanding under each of our 5-year and 7-year term loans.

Debt Covenants:

Our public debt indenture and related supplements and our credit agreement contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.  At June 30, 2017, we believe we were in compliance with all of our respective covenants under our public debt indenture and related supplements and our credit agreement.

Senior Unsecured Notes:

At June 30, 2017, we had senior unsecured notes of $675.0 million (excluding net discounts and unamortized deferred financing fees) maturing from 2018 through 2042.

On June 1, 2017, we announced the redemption at par of $250.0 million of our 6.65% senior unsecured notes due 2018. The notes were redeemed on July 15, 2017 (see Note 16).

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Mortgage Notes Payable:

At June 30, 2017, three of our properties with an aggregate net book value of $63.3 million had secured mortgage notes totaling $35.4 million (including net premiums and unamortized deferred financing fees) maturing from 2021 through 2026.

In April 2017, we repaid at par $41.3 million of mortgage debt at Parkshore Plaza and recognized a loss on early extinguishment of debt of $0.1 million from prepayment fees and the write off of unamortized deferred financing fees, net of the write off of an unamortized premium.

Note 6.  Shareholders’ Equity

Common Share Issuances:

See Note 11 for information regarding equity issuances related to share-based compensation.

Common Share Repurchases:

On March 17, 2016, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. In March 2017, this share repurchase authorization, of which $106.6 million was not utilized, expired. On March 15, 2017, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. During the six months ended June 30, 2017, we did not purchase any common shares.

During the six months ended June 30, 2017, certain of our employees surrendered 6,694 common shares owned by them to satisfy their statutory tax withholding obligations in connection with the vesting of such common shares under the Equity Commonwealth 2015 Omnibus Incentive Plan, as amended (the 2015 Incentive Plan).

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

Preferred Share Distributions:

In 2017, our Board of Trustees declared distributions on our series D preferred shares to date as follows:

Declaration Date	Record Date	Payment Date	Series D Dividend Per Share
January 12, 2017	January 30, 2017	February 15, 2017	$0.40625
April 10, 2017	April 28, 2017	May 15, 2017	$0.40625
June 30, 2017	July 28, 2017	August 15, 2017	$0.40625

Note 7.  Noncontrolling Interest

Noncontrolling interest represents the portion of the units in the Operating Trust not beneficially owned by the Company. An operating partnership unit (OP Unit) and a share of our common stock have essentially the same economic characteristics. Distributions with respect to OP Units will generally mirror distributions with respect to the Company’s common shares. Unitholders (other than the Company) generally have the right, commencing six months from the date of issuance of such OP Units, to cause the Operating Trust to redeem their OP Units in exchange for cash or, at the option of the Company, common shares of the Company on a one-for-one basis. As sole trustee, the Company will have the sole discretion to elect whether the redemption right will be satisfied by the Company in cash or the Company’s common shares. As a result, the Noncontrolling interest is classified as permanent equity. As of June 30, 2017, the portion of the Operating Trust not beneficially owned by the

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company is in the form of LTIP Units (see Note 11 for a description of LTIP Units). LTIP Units may be subject to additional vesting requirements.

The following table presents the changes in Equity Commonwealth’s issued and outstanding common shares and units for the six months ended June 30, 2017:

	Common Shares	LTIP Units	Total
Outstanding at January 1, 2017	123,994,465	—	123,994,465
Restricted share and time-based LTIP Unit grants, net of forfeitures	94,978	42,520	137,498
Outstanding at June 30, 2017	124,089,443	42,520	124,131,963
Noncontrolling ownership interest in the Operating Trust			0.03%

The carrying value of the Noncontrolling interest is allocated based on the number of LTIP Units in proportion to the number of LTIP Units plus the number of common shares. We adjust the noncontrolling interest balance at the end of each period to reflect the noncontrolling partners’ interest in the net assets of the Operating Trust. Net income is allocated to the Noncontrolling interest in the Operating Trust based on the weighted average ownership percentage during the period. Equity Commonwealth’s weighted average ownership interest in the Operating Trust was 99.97% and 99.97% for the three and six months ended June 30, 2017.

Note 8.  Cumulative Other Comprehensive Income (Loss)

The following table presents the amounts recognized in cumulative other comprehensive income (loss) for the three and six months ended June 30, 2017 (in thousands):

	Unrealized Loss on Derivative Instruments	Unrealized Gain on Marketable Securities	Total
Balance as of April 1, 2017	$(361)	$(641)	$(1,002)

Other comprehensive (loss) income before reclassifications	(114)	2,345	2,231
Amounts reclassified from cumulative other comprehensive income (loss) to net (loss) income	6	—	6
Net current period other comprehensive (loss) income	(108)	2,345	2,237

Balance as of June 30, 2017	$(469)	$1,704	$1,235

	Unrealized Loss on Derivative Instruments	Unrealized Gain on Marketable Securities	Total
Balance as of January 1, 2017	$(208)	$—	$(208)

Other comprehensive (loss) income before reclassifications	(268)	1,704	1,436
Amounts reclassified from cumulative other comprehensive income (loss) to net (loss) income	7	—	7
Net current period other comprehensive (loss) income	(261)	1,704	1,443

Balance as of June 30, 2017	$(469)	$1,704	$1,235

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents reclassifications out of cumulative other comprehensive income (loss) for the three and six months ended June 30, 2017 (in thousands):

	Amounts Reclassified from Cumulative Other Comprehensive Income (Loss) to Net (Loss) Income
Details about Cumulative Other Comprehensive Income (Loss) Components	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Affected Line Items in the Statement of Operations
Interest rate cap contract	$6	$7	Interest expense

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

Our provision for income taxes consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Current:
State	$45	$165	$215	$240
Federal	—	—	5	—
Income tax expense	45	165	$220	$240

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

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Amounts reported in cumulative other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $0.2 million will be reclassified from cumulative other comprehensive income (loss) as an increase to interest expense.

On March 4, 2016, we purchased an interest rate cap with a LIBOR strike price of 2.50%. The interest rate cap, effective April 1, 2016, has a notional amount of $400.0 million and a maturity date of March 1, 2019.

As of June 30, 2017, we had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount (in thousands)
Interest rate cap	1	$400,000

The table below presents the fair value of our derivative financial instrument as well as its classification on the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 (amounts in thousands):

		Fair Value as of
Interest Rate Derivative Designated as Hedging Instrument	Balance Sheet Location	June 30, 2017	December 31, 2016
Interest rate cap	Other assets	$46	$314

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amount of loss recognized in cumulative other comprehensive income (loss)	$(114)	$(326)	$(268)	$(771)
Amount of loss reclassified from cumulative other comprehensive income (loss) into interest expense	6	1,106	7	2,224

Credit-risk-related Contingent Features

As of June 30, 2017, we did not have any derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk.

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

Recipients of the Company’s restricted stock units (RSUs) are entitled to receive dividends with respect to the common shares underlying the RSUs if and when the RSUs are earned, at which time the recipient will be entitled to receive an amount in cash equal to the aggregate amount of cash dividends that would have been paid in respect of the common shares underlying the recipient’s earned RSUs had such common shares been issued to the recipient on the first day of the performance period. To the extent that an award does not vest, the dividends related to unvested RSUs will be forfeited. The RSUs are market based awards with a service condition and recipients may earn RSUs based on the Company’s total shareholder return (TSR) relative to the TSRs of the companies that comprise the NAREIT Office Index over a three year performance period. Following the end

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of the performance period, the number of earned awards will be determined. The earned awards vest in two tranches with 50% of the earned award vesting at the end of the performance period and the remaining 50% of the earned award vesting one year after the end of the performance period, subject to the grant recipient’s continued employment. Compensation expense for the RSUs is determined using a Monte Carlo simulation model and is recognized ratably from the grant date to the vesting date of each tranche.

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
2017 Equity Award Activity

On June 20, 2017, in accordance with the Company’s compensation plan for independent Trustees, the Compensation Committee of our Board of Trustees (the Committee) awarded each of the nine independent Trustees $0.1 million in restricted shares or time-based LTIP Units as part of their compensation for the 2017-2018 year of service on the Board of Trustees. These awards equated to 3,156 shares or time-based LTIP Units per Trustee, for a total of 25,248 shares and 3,156 time-based LTIP Units, valued at $31.69 per share and unit, the closing price of our common shares on the NYSE on that day. These shares and time-based LTIP Units vest one year after the date of the award.
On January 24, 2017, the Committee approved a grant of 119,288 LTIP Units (which includes time-based LTIP Units and market-based LTIP Units), 76,424 restricted shares and 155,168 RSUs at target (386,756 RSUs at maximum) to the Company’s officers, certain employees and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2016. The LTIP Unit grant includes 39,364 time-based LTIP Units and 79,924 market-based LTIP Units at target (199,211 market-based LTIP Units at maximum). The restricted shares and time-based LTIP Units were granted on January 24, 2017 and were valued at $31.47 per share, the closing price of our common shares on the NYSE on that day. The assumptions and fair values for the RSUs and market-based LTIP Units granted for the six months ended June 30, 2017 are included in the following table on a per share and unit basis.

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

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Outstanding Equity Awards
As of June 30, 2017, the estimated future compensation expense for all unvested restricted shares and time-based LTIP Units was $13.2 million. Compensation expense for the restricted share and time-based LTIP Unit awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares and time-based LTIP units is approximately 2.1 years.
As of June 30, 2017, the estimated future compensation expense for all unvested RSUs and market-based LTIP Units was $21.6 million. The weighted average period over which the future compensation expense will be recorded for the RSUs and market-based LTIP Units is approximately 2.2 years.
During the three months ended June 30, 2017 and 2016, we recorded $5.5 million and $4.6 million, respectively, and during the six months ended June 30, 2017 and 2016, we recorded $10.7 million and $9.0 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our Trustees and employees related to our 2015 Incentive Plan. At June 30, 2017, 1,628,305 shares/units remain available for issuance under the 2015 Incentive Plan.
Note 12.  Fair Value of Assets and Liabilities

The table below presents assets measured at fair value during 2017, categorized by the level of inputs used in the valuation of the assets (dollars in thousands):

		Fair Value at June 30, 2017 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements:
Interest rate cap contract	$46	$—	$46	$—
Marketable securities	$278,072	$278,072	$—	$—

Interest Rate Cap Contract

The fair value of our interest rate cap contract is determined using the net discounted cash flows of the derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated credit spreads of the counterparties (level 3 inputs).  Although we have determined that the majority of the inputs used to value our derivative fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivative utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  As of June 30, 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative.  As a result, we have determined that our derivative valuation in its entirety is classified as level 2 inputs in the fair value hierarchy.

Properties Held and Used and Properties Held for Sale

As part of our office repositioning strategy, and pursuant to our accounting policy, in 2017, we evaluated the recoverability of the carrying values of each of the real estate assets that comprised our portfolio and determined that due to the shortening of the expected periods of ownership as a result of the office repositioning strategy and current estimates of market value less estimated costs to sell, it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio to their estimated fair values. We anticipate the potential disposition of certain properties prior to the end of their remaining useful lives. As a result, in the first quarter of 2017, we recorded an impairment charge related to 25 S. Charles Street of $1.3 million in accordance with our impairment analysis procedures. We determined this impairment based on third party offer prices, which are level 2 inputs according to the fair value hierarchy established in ASC 820. We reduced the aggregate carrying value of this property from $24.6 million to its estimated fair value less estimated costs to sell of $23.3 million. This property was sold in April 2017 (see Note 3 for additional information). In the second quarter of 2017, we recorded an

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

impairment charge related to the Five Property Portfolio held for sale as of June 30, 2017 of $18.4 million in accordance with our impairment analysis procedures. We determined this impairment based on third party offer prices, which are level 2 inputs according to the fair value hierarchy established in ASC 820. We reduced the aggregate carrying value of these properties from $99.0 million to their estimated fair value less estimated costs to sell of $80.6 million. We evaluated each of our properties and determined there were no additional valuation adjustments necessary at June 30, 2017.

Financial Instruments

In addition to the assets and liabilities described in the above table, our financial instruments include our cash and cash equivalents, real estate mortgages receivable, restricted cash, marketable securities, senior unsecured debt and mortgage notes payable.  At June 30, 2017 and December 31, 2016, the fair value of these additional financial instruments were not materially different from their carrying values, except as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior unsecured debt and mortgage notes payable	$1,109,667	$1,123,539	$1,151,634	$1,167,031

The fair values of our senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads (level 3 inputs).

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, as of June 30, 2017, no single tenant of ours is responsible for more than 7.5% of our total annualized rents.

Our derivative financial instruments, including interest rate swaps and cap, are entered with major financial institutions and we monitor the amount of credit exposure to any one counterparty.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator for earnings per common share - basic:
Net (loss) income	$(5,811)	$87,844	$18,011	$134,246
Net loss (income) attributable to noncontrolling interest	2	—	(6)	—
Preferred distributions	(1,997)	(6,981)	(3,994)	(13,962)
Excess fair value of consideration paid over carrying value of preferred shares	—	(9,609)	—	(9,609)
Numerator for net (loss) income per share - basic	$(7,806)	$71,254	$14,011	$110,675

Numerator for earnings per common share - diluted:
Net (loss) income	$(5,811)	$87,844	$18,011	$134,246
Preferred distributions	(1,997)	(6,981)	(3,994)	(13,962)
Excess fair value of consideration paid over carrying value of preferred shares	—	(9,609)	—	(9,609)
Numerator for net (loss) income per share - diluted	$(7,808)	$71,254	$14,017	$110,675

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic	124,067	125,508	124,057	125,674
RSUs	—	1,429	1,043	1,555
LTIP Units	—	—	103	—
Weighted average number of common shares outstanding - diluted(1)	124,067	126,937	125,203	127,229

Net (loss) income per common share attributable to Equity Commonwealth common shareholders:
Basic	$(0.06)	$0.57	$0.11	$0.88
Diluted	$(0.06)	$0.56	$0.11	$0.87

Anti-dilutive securities:
Effect of Series D preferred shares; 6 1/2% cumulative convertible(2)	2,363	2,363	2,363	2,363
Effect of RSUs(1)	1,063	—	—	—
Effect of LTIP Units(1)	126	—	—	—

(1)
As of June 30, 2017, we had granted RSUs and LTIP Units to certain employees, officers, and trustees.  The RSUs and LTIP Units contain service and market-based vesting components.  None of the RSUs or LTIP Units have vested. If the market-based vesting component of these awards was measured as of June 30, 2017, and 2016, 1,191 and 1,429 common shares would be issued, respectively. Using a weighted average basis, 0 and 1,429 common shares are reflected in diluted earnings per share for the three months ended June 30, 2017 and 2016, respectively and 1,146 and 1,555 common shares are reflected in diluted earnings per share for the six months ended June 30, 2017 and 2016, respectively. The RSUs and LTIP Units are excluded from the diluted earnings per share calculation for the three months ended June 30, 2017 because including them results in anti-dilution for that period.

(2)
The Series D preferred shares are excluded from the diluted earnings per share calculation because including the Series D preferred shares would also require that the preferred distributions be added back to net income, resulting in anti-dilution during the periods presented.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14.  Segment Information

Our primary business is the ownership and operation of office properties, and we currently have one reportable segment.  More than 95% of our revenues for the six months ended June 30, 2017 are from office properties.

Note 15.  Related Person Transactions

The following discussion includes a description of our related person transactions for the six months ended June 30, 2017 and 2016.

Two North Riverside Plaza Joint Venture Limited Partnership: We have a lease with Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman, to occupy office space on the twentieth and twenty-first floors of Two North Riverside Plaza in Chicago, Illinois (20th/21st Floor Office Lease). The initial term of the lease is approximately five years, with one 5-year renewal option. We have completed improvements to the office space utilizing the $0.7 million tenant improvement allowance pursuant to the lease. In connection with the 20th/21st Floor Office Lease, we also have a lease with Two North Riverside Plaza Joint Venture Limited Partnership for storage space in the basement of Two North Riverside Plaza. The lease expires December 31, 2020; however, each party has the right to terminate on 30 days' prior written notice. During the three months ended June 30, 2017 and 2016, we recognized expense of $0.2 million and $0.2 million, respectively, and during the six months ended June 30, 2017 and 2016, we recognized expense of $0.4 million and $0.4 million, respectively, pursuant to the 20th/21st Floor Office Lease and the related storage space.

Related/Corvex: On July 31, 2014, at our 2014 annual meeting of shareholders, our shareholders voted to approve the reimbursement of approximately $33.5 million of verified expenses incurred by Related Fund Management, LLC and Corvex Management LP (Related/Corvex) beginning February 2013 in connection with their consent solicitations to remove our former Trustees, elect the new Board of Trustees and to engage in related litigation. We paid approximately $16.7 million during the year ended December 31, 2014.  Approximately $8.4 million was to be reimbursed only if the average closing price of our common shares was at least $26.00 (as adjusted for any share splits or share dividends) during the one year period after the date on which the reimbursement was approved by shareholders, and up to $8.4 million was to be reimbursed only if the average closing price of our common shares was at least $26.00 (as adjusted for any share splits or share dividends) during the one year period between the first and second anniversaries of the date on which the reimbursement was approved by shareholders. The average closing price of our common shares was at least $26.00 during both the first and second one year periods after the date on which the reimbursement was approved by shareholders, and as a result, in August 2016 and 2015 we paid an $8.2 million final payment and $8.4 million, respectively, to Related/Corvex.

Note 16.  Subsequent Events

On July 15, 2017, we redeemed at par $250.0 million of our 6.65% senior unsecured notes due 2018 (see Note 5).

In July 2017, we sold 1500 Market Street, with 1,759,193 square feet for $328.0 million, excluding closing costs. This property was classified as held for sale as of June 30, 2017 (see Note 3).

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

OVERVIEW

We are an internally managed and self-advised REIT primarily engaged in the ownership and operation of office buildings throughout the United States. We were formed in 1986 under Maryland law. On November 10, 2016, we converted to what is commonly referred to as an umbrella partnership real estate investment trust, or UPREIT, structure. Substantially all of the Company’s assets and liabilities are now held in an Operating Trust through which the Company conducts its business.

At June 30, 2017, our portfolio, excluding properties held for sale, included 21 properties (47 buildings) and one land parcel, with a combined 11.7 million square feet for a total investment of $2.2 billion at cost and a depreciated book value of $1.6 billion. As of June 30, 2017, we had $2.2 billion of cash and cash equivalents and marketable securities.

As of June 30, 2017, our overall portfolio was 88.4% leased. During the three months ended June 30, 2017, we entered into leases for 448,000 square feet, including lease renewals for 252,000 square feet and new leases for 196,000 square feet.  Renewal leases entered into during the three months ended June 30, 2017 had weighted average cash and GAAP rental rates that were approximately 11.2% higher and 14.7% higher, respectively, as compared to prior rental rates for the same space, and new leases entered into during the three months ended June 30, 2017 had weighted average cash and GAAP rental rates that were approximately 9.9% higher and 22.0% higher, respectively, than prior rental rates for the same space.  The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatements, the magnitude and timing of contractual rent increases over the lease term, and the years of term for the newly executed leases compared to the prior leases.

During the year ended December 31, 2016, we sold 30 properties (62 buildings) with a combined 8.0 million square feet for an aggregate gross sales price of $1.3 billion, excluding closing costs. During the six months ended June 30, 2017, we sold six properties (nine buildings) and one land parcel with a combined 1.7 million square feet for an aggregate gross sales price of $211.6 million, excluding closing costs. We have generated significant proceeds from our dispositions to date and have cash and cash equivalents and marketable securities of $2.2 billion as of June 30, 2017. In July 2017, we sold 1500 Market Street, with 1,759,193 square feet for $328.0 million, excluding closing costs. This property was classified as held for sale as of June 30, 2017. For more information regarding these transactions, see Notes 3 and 16 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report. In addition, as our real estate investments have decreased, our income from operations has also declined.

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

As part of the office repositioning strategy noted above, and pursuant to our accounting policy, in 2017, we evaluated the recoverability of the carrying values of each of the real estate assets that comprised our portfolio and determined that due to the shortening of the expected periods of ownership as a result of our office repositioning strategy and current estimates of market value, it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio to their estimated fair values less estimated costs to sell. As a result, we recorded an impairment charge of $19.7 million for the six months ended June 30, 2017 in accordance with our impairment analysis procedures.

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

For the three months ended June 30, 2017 and 2016, we incurred expenses of $4.9 million and $6.8 million, respectively, and for the six months ended June 30, 2017 and 2016, we incurred expenses of $10.1 million and $14.3 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a portion of the properties' revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of June 30, 2017 and December 31, 2016, we had amounts payable pursuant to these services of $2.6 million and $2.7 million, respectively.

Property Operations

Leased occupancy data for 2017 and 2016 are as follows (square feet in thousands):

	All Properties(1)		Comparable Properties(2)
	As of June 30,		As of June 30,
	2017	2016	2017	2016
Total properties	21	45	21	21
Total square feet	11,651	20,675	11,651	11,571
Percent leased(3)	88.4%	90.3%	88.4%	90.2%

(1)	Excludes properties sold or classified as held for sale in the period.

(2)	Based on properties owned continuously from January 1, 2016 through June 30, 2017, and excludes properties sold or classified as held for sale during the period.

(3)	Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

The weighted average lease term based on square feet for leases entered into during the three months ended June 30, 2017 was 6.8 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for leases entered into during the three months ended June 30, 2017 totaled $15.2 million, or $33.84 per square foot on average (approximately $4.94 per square foot per year of the lease term).

As of June 30, 2017, approximately 2.1% of our leased square feet and 2.0% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2017.  Renewed and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring for the remainder of 2017 are below market. Lease expirations by year, as of June 30, 2017, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring	Leased Square Feet Expiring(1)	% of Leased Square Feet Expiring(1)	Cumulative % of Leased Square Feet Expiring(1)	Annualized Rental Revenue Expiring(2)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2017	36	215	2.1%	2.1%	$5,704	2.0%	2.0%
2018	70	504	4.9%	7.0%	15,976	5.7%	7.7%
2019	82	1,124	10.9%	17.9%	29,672	10.5%	18.2%
2020	67	1,280	12.4%	30.3%	40,461	14.3%	32.5%
2021	56	853	8.3%	38.6%	25,653	9.1%	41.6%
2022	42	647	6.3%	44.9%	23,239	8.2%	49.8%
2023	37	1,202	11.7%	56.6%	37,812	13.4%	63.2%
2024	10	145	1.4%	58.0%	4,687	1.7%	64.9%
2025	14	312	3.0%	61.0%	8,106	2.9%	67.8%
2026	11	574	5.6%	66.6%	18,721	6.6%	74.4%
Thereafter	58	3,440	33.4%	100.0%	72,728	25.6%	100.0%
	483	10,296	100.0%		$282,759	100.0%

Weighted average remaining lease term (in years):		7.1			6.3

(1)
Square footage is pursuant to existing leases as of June 30, 2017, excluding leases related to properties classified as held for sale, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of June 30, 2017, plus estimated recurring expense reimbursements; includes triple net lease rents and excludes lease value amortization, straight line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

A principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance, except from our government tenants, who usually pay rents monthly in arrears.  As of June 30, 2017, tenants representing 1.5% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant(1)		Square Feet(2)	% of Total Square Feet(2)	% of Annualized Rental Revenue(3)	Weighted Average Remaining Lease Term
1.	Expedia, Inc.	427	4.1%	7.2%	2.5
2.	Office Depot, Inc.	651	6.3%	6.1%	6.2
3.	Groupon, Inc. (4)	376	3.7%	4.2%	8.6
4.	PNC Financial Services Group	363	3.5%	3.9%	9.5
5.	Flextronics International Ltd.	1,051	10.2%	3.7%	12.5
6.	Ballard Spahr LLP	219	2.1%	2.9%	12.6
7.	RE/MAX Holdings, Inc.	248	2.4%	2.7%	10.8
8.	Georgetown University	240	2.3%	2.3%	2.3
9.	Echo Global Logistics, Inc.	226	2.2%	2.1%	10.3
10.	West Corporation	336	3.3%	2.1%	11.6
11.	Wm. Wrigley Jr. Company	150	1.5%	2.0%	4.6
12.	ProQuest, LLC	131	1.3%	1.5%	3.8
13.	Level 3 Communications, LLC	95	0.9%	1.5%	8.6
	Total	4,513	43.8%	42.2%	8.8

(1)	Tenants located in properties classified as held for sale are excluded.

(2)
Square footage is pursuant to existing leases as of June 30, 2017, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease.

(3)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of June 30, 2017, plus estimated recurring expense reimbursements; includes triple net lease rents and excludes lease value amortization, straight line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

(4)	Groupon, Inc. statistics include 207,536 square feet that are sublet from Bankers Life and Casualty Company.

Financing Activities

In April 2017, we repaid at par $41.3 million of mortgage debt at Parkshore Plaza and recognized a loss on early extinguishment of debt of $0.1 million from prepayment fees and the write off of unamortized deferred financing fees, net of the write off of an unamortized premium.

On June 1, 2017, we announced the redemption at par of $250.0 million of our 6.65% senior unsecured notes due 2018. The notes were redeemed on July 15, 2017.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017, Compared to Three Months Ended June 30, 2016

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Three Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	2017	2016	$ Change	% Change
	(in thousands)
Rental income	$60,125	$60,140	$(15)	—%	$14,227	$61,595	$74,352	$121,735	$(47,383)	(38.9)%
Tenant reimbursements and other income	16,614	15,283	1,331	8.7%	633	8,349	17,247	23,632	(6,385)	(27.0)%
Operating expenses	(30,261)	(26,248)	(4,013)	15.3%	(7,023)	(25,145)	(37,284)	(51,393)	14,109	(27.5)%
Net operating income(3)	$46,478	$49,175	$(2,697)	(5.5)%	$7,837	$44,799	54,315	93,974	(39,659)	(42.2)%
Other expenses:
Depreciation and amortization							23,922	37,331	(13,409)	(35.9)%
General and administrative							11,960	12,177	(217)	(1.8)%
Loss on asset impairment							18,428	43,736	(25,308)	(57.9)%
Total other expenses							54,310	93,244	(38,934)	(41.8)%
Operating income							5	730	(725)	(99.3)%
Interest and other income							6,019	2,204	3,815	173.1%
Interest expense							(14,863)	(21,300)	6,437	(30.2)%
Loss on early extinguishment of debt							(63)	—	(63)	(100.0)%
Gain on sale of properties, net							3,136	106,375	(103,239)	(97.1)%
(Loss) income before income taxes							(5,766)	88,009	(93,775)	(106.6)%
Income tax expense							(45)	(165)	120	(72.7)%
Net (loss) income							(5,811)	87,844	(93,655)	(106.6)%
Net loss attributable to noncontrolling interest							2	—	2	100.0%
Net (loss) income attributable to Equity Commonwealth							(5,809)	87,844	(93,653)	(106.6)%
Preferred distributions							(1,997)	(6,981)	4,984	(71.4)%
Excess fair value of consideration paid over carrying value of preferred shares							—	(9,609)	9,609	(100.0)%
Net (loss) income attributable to Equity Commonwealth common shareholders							$(7,806)	$71,254	$(79,060)	(111.0)%

(1)	Comparable properties consist of 21 properties (47 buildings) we owned continuously from April 1, 2016 to June 30, 2017.

(2)	Other properties consist of properties sold or classified as held for sale as of the end of the period.

(3)
We define net operating income, or NOI, as shown above, as income from our real estate including lease termination fees received from tenants less our property operating expenses.  NOI excludes amortization of capitalized tenant improvement costs and leasing commissions.  We consider NOI to be an appropriate supplemental measure to net (loss) income because it may help both investors and management to understand the operations of our properties.  We use NOI internally to evaluate property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net (loss) income, net (loss) income attributable to Equity Commonwealth common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  This measure should be considered in conjunction with net (loss) income, net (loss) income attributable to Equity Commonwealth common shareholders, operating income and cash flow from operating activities as presented in our consolidated statements of operations, consolidated statements of comprehensive (loss) income and consolidated statements of cash flows.  Other REITs and real estate companies may calculate NOI differently than we do.

We refer to the 21 properties (47 buildings) we owned continuously from April 1, 2016 to June 30, 2017, as comparable properties.  We refer to the sold properties and properties classified as held for sale as other properties.  Our condensed consolidated statements of operations for the three months ended June 30, 2017 and 2016 include the operating results of 21 properties for the entire periods, as we owned these properties as of April 1, 2016.

Rental income. Rental income decreased $47.4 million, or 38.9%, in the 2017 period, compared to the 2016 period, primarily due to the properties sold in 2017 and 2016. Rental income decreased slightly at the comparable properties due to several large tenant lease expirations and lease contractions, offset by an increase in rents resulting from new leasing activity.

Rental income includes increases for straight line rent adjustments totaling $4.5 million in the 2017 period and $5.6 million in the 2016 period, and net reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $0.5 million in the 2017 period and $3.9 million in the 2016 period. Rental income also includes the recognition of lease termination fees totaling $0.8 million in the 2017 period and $17.4 million in the 2016 period.

Tenant reimbursements and other income. Tenant reimbursements and other income decreased $6.4 million, or 27.0%, in the 2017 period, compared to the 2016 period, primarily due to the properties sold in 2017 and 2016. Tenant reimbursements and other income increased $1.3 million, or 8.7%, at our comparable properties primarily due to an increase in real estate tax reimbursements.

Operating expenses. Operating expenses decreased $14.1 million, or 27.5%, in the 2017 period, compared to the 2016 period, primarily due to the properties sold in 2017 and 2016. Operating expenses increased $4.0 million, or 15.3%, at the comparable properties primarily due to an increase in real estate tax expense.

Depreciation and amortization. Depreciation and amortization decreased $13.4 million, or 35.9%, in the 2017 period, compared to the 2016 period primarily due to properties sold in 2017 and 2016.

General and administrative. General and administrative expenses decreased $0.2 million, or 1.8%, in the 2017 period, compared to the 2016 period, primarily due to decreases in technology, payroll and legal expenses, partially offset by a $0.9 million increase in share-based compensation expense.

Loss on asset impairment. We recorded impairment charges of $18.4 million in the 2017 period related to the Five Property Portfolio held for sale as of June 30, 2017, based upon the shortening of our expected period of ownership and updated market information in accordance with our impairment analysis procedures. We recorded impairment charges of $43.7 million in the 2016 period related to 111 Monument Circle, 101-115 W. Washington Street and 100 East Wisconsin Avenue, based upon the shortening of our expected periods of ownership and updated market information in accordance with our impairment analysis procedures.

Operating income. Operating income decreased $0.7 million, or 99.3%, in the 2017 period, compared to the 2016 period, primarily due to the properties sold in 2017 and 2016, partially offset by a decrease in the loss on asset impairment.

Interest and other income. Interest and other income increased $3.8 million in the 2017 period, compared to the 2016 period, primarily due to additional interest received on higher invested balances and higher average interest rates in 2017.

Interest expense. Interest expense decreased $6.4 million, or 30.2%, in the 2017 period, compared to the 2016 period, primarily due to the repayment of the $167.8 million mortgage debt at 1735 Market Street in November 2016, the prepayment of $250.0 million of our 6.25% senior unsecured notes in December 2016, the repayment of the $41.3 million mortgage debt at Parkshore Plaza and a decrease in amortization of deferred financing fees, partially offset by an increase in interest expense related to our term loans as a result of an increase in interest rates.

Loss on early extinguishment of debt. The loss on early extinguishment of debt of $0.1 million in the 2017 period reflects prepayment fees and the write off of unamortized deferred financing fees, net of the write off of an unamortized premium related to our repayment at par of $41.3 million of mortgage debt at Parkshore Plaza.

Gain on sale of properties, net. Gain on sale of properties, net decreased $103.2 million in the 2017 period, as compared to the 2016 period. Gain on sale of properties in the 2017 period is due to a $9.1 million gain related to the sale of 802 Delaware Avenue, partially offset by a $2.5 million loss on the sale of Parkshore Plaza and a $3.5 million loss on the sale of 25 S. Charles Street. Gain on sale of properties in the 2016 period relates to a $9.0 million gain on the sale of 1525 Locust Street, a $16.0 million gain on the sale of 633 Ahua Street, a $13.6 million gain on the sale of Lakewood on the Park, a $15.9 million gain on the sale of leased land, a $20.6 million gain on the sale of the downtown Austin portfolio, a $30.6 million gain on the sale of the movie theater portfolio and a $0.6 million gain on the sale of 9110 East Nichols Avenue.

Income tax expense. The $0.1 million decrease in state and local income tax expense primarily relates to the sale of properties in certain states.

Net loss attributable to noncontrolling interest. In 2017, we granted LTIP Units. The net loss attributable to noncontrolling interest of $2,000 in the 2017 period relates to the allocation of net loss to the LTIP Unit holders.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2017, Compared to Six Months Ended June 30, 2016

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	2017	2016	$ Change	% Change
	(in thousands)
Rental income	$119,735	$118,027	$1,708	1.4%	$34,822	$113,596	$154,557	$231,623	$(77,066)	(33.3)%
Tenant reimbursements and other income	33,823	31,785	2,038	6.4%	2,770	19,094	36,593	50,879	(14,286)	(28.1)%
Operating expenses	(61,127)	(55,631)	(5,496)	9.9%	(17,244)	(53,020)	(78,371)	(108,651)	30,280	(27.9)%
Net operating income(3)	$92,431	$94,181	$(1,750)	(1.9)%	$20,348	$79,670	112,779	173,851	(61,072)	(35.1)%
Other expenses:
Depreciation and amortization							50,837	73,582	(22,745)	(30.9)%
General and administrative							24,038	25,489	(1,451)	(5.7)%
Loss on asset impairment							19,714	43,736	(24,022)	(54.9)%
Total other expenses							94,589	142,807	(48,218)	(33.8)%
Operating income							18,190	31,044	(12,854)	(41.4)%
Interest and other income							10,391	4,171	6,220	149.1%
Interest expense							(29,877)	(43,647)	13,770	(31.5)%
Loss on early extinguishment of debt							(63)	(118)	55	(46.6)%
Foreign currency exchange loss							—	(5)	5	(100.0)%
Gain on sale of properties, net							19,590	143,041	(123,451)	(86.3)%
Income before income taxes							18,231	134,486	(116,255)	(86.4)%
Income tax expense							(220)	(240)	20	(8.3)%
Net income							18,011	134,246	(116,235)	(86.6)%
Net income attributable to noncontrolling interests							(6)	—	(6)	(100.0)%
Net income attributable to Equity Commonwealth							18,005	134,246	(116,241)	(86.6)%
Preferred distributions							(3,994)	(13,962)	9,968	(71.4)%
Excess fair value of consideration paid over carrying value of preferred shares							—	(9,609)	9,609	(100.0)%
Net income attributable to Equity Commonwealth common shareholders							$14,011	$110,675	$(96,664)	(87.3)%

(1)	Comparable properties consist of 21 properties (47 buildings) we owned continuously from January 1, 2016 to June 30, 2017.

(2)	Other properties consist of properties sold and classified as held for sale.

(3)	See Note 3 on page 25 for further information regarding NOI.

We refer to the 21 properties (47 buildings) we owned continuously from January 1, 2016 to June 30, 2017, as comparable properties.  We refer to the sold properties and properties classified as held for sale as other properties.  Our condensed consolidated statements of operations for the six months ended June 30, 2017 and 2016 include the operating results of 21 properties for the entire periods, as we owned these properties as of January 1, 2016.

Rental income. Rental income decreased $77.1 million, or 33.3%, in the 2017 period, compared to the 2016 period, primarily due to the properties sold in 2017 and 2016, partially offset by an increase of 1.4% in rental income at the comparable properties. The increase in rental income at the comparable properties is due to an increase in rents resulting from new leasing activity, partially offset by several large tenant lease expirations and lease contractions.

Rental income includes increases for straight line rent adjustments totaling $8.9 million in the 2017 period and $9.4 million in the 2016 period, and net reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $1.1 million in the 2017 period and $5.0 million in the 2016 period. Rental income also includes the recognition of lease termination fees totaling $2.5 million in the 2017 period and $17.7 million in the 2016 period.

Tenant reimbursements and other income. Tenant reimbursements and other income decreased $14.3 million, or 28.1%, in the 2017 period, compared to the 2016 period, primarily due to the properties sold in 2017 and 2016. Tenant reimbursements and other income increased $2.0 million, or 6.4%, at our comparable properties primarily due to an increase in real estate tax reimbursements.

Operating expenses. Operating expenses decreased $30.3 million, or 27.9%, in the 2017 period, compared to the 2016 period, primarily due to the properties sold in 2017 and 2016. Operating expenses increased $5.5 million, or 9.9%, at the comparable properties primarily due to an increase in real estate tax expense.

Depreciation and amortization. Depreciation and amortization decreased $22.7 million, or 30.9%, in the 2017 period, as compared to the 2016 period, primarily due to the properties sold in 2017 and 2016.

General and administrative. General and administrative expenses decreased $1.5 million, or 5.7%, in the 2017 period, compared to the 2016 period, primarily due to a $1.1 million decrease related to the shareholder approved reimbursement of expenses incurred by Related/Corvex in connection with their consent solicitation to remove our former Trustees and decreases in technology, payroll and legal expenses, partially offset by a $1.8 million increase in share-based compensation expense.

Loss on asset impairment. We recorded impairment charges of $19.7 million in the 2017 period related to 25 S. Charles Street and the Five Property Portfolio held for sale as of June 30, 2017, based upon the shortening of our expected period of ownership and updated market information in accordance with our impairment analysis procedures. We recorded impairment charges of $43.7 million in the 2016 period related to 111 Monument Circle, 101-115 W. Washington Street and 100 East Wisconsin Avenue, based upon the shortening of our expected periods of ownership and updated market information in accordance with our impairment analysis procedures.

Operating income. Operating income decreased $12.9 million, or 41.4%, in the 2017 period, compared to the 2016 period, primarily due to the properties sold in 2017 and 2016, partially offset by a decrease in the loss on asset impairment.

Interest and other income. Interest and other income increased $6.2 million in the 2017 period, as compared to the 2016 period, primarily due to additional interest received on higher invested balances and higher average interest rates in 2017.

Interest expense. Interest expense decreased $13.8 million, or 31.5%, in the 2017 period, compared to the 2016 period, primarily due to the prepayment of $139.1 million of our 6.25% senior unsecured notes in February 2016, the repayment of the $167.8 million mortgage debt at 1735 Market Street in November 2016, the prepayment of $250.0 million of our 6.25% senior unsecured notes in December 2016, the repayment of the $41.3 million mortgage debt at Parkshore Plaza and a decrease in amortization of deferred financing fees, partially offset by an increase in interest expense related to our term loans as a result of an increase in interest rates.

Loss on early extinguishment of debt. The loss on early extinguishment of debt of $0.1 million in the 2017 period reflects prepayment fees and the write off of unamortized deferred financing fees, net of the write off of an unamortized premium related to our repayment at par of $41.3 million of mortgage debt at Parkshore Plaza. The loss on early extinguishment of debt of $0.1 million in the 2016 period reflects the write-off of an unamortized discount and unamortized deferred financing fees related to our redemption of $139.1 million of our 6.25% senior unsecured notes due 2016.

Gain on sale of properties, net. Gain on sale of properties, net decreased $123.5 million in the 2017 period as compared to the 2016 period. Gain on sale of properties, net in the 2017 period relates to a $22.5 million gain related to the sale of Seton Center and a $9.1 million gain related to the sale of 802 Delaware Avenue, partially offset by a $2.5 million loss related to the sale of Parkshore Plaza, a $3.5 million loss related to the sale of 25 S. Charles Street, a $6.0 million loss related to the sale of 111 Market Place and a $0.1 million loss related to the sale of Cabot Business Park Land. Gain on sale of properties, net in the 2016 period relates to a $16.5 million gain on the sale of Executive Park, a $5.5 million gain on the sale of 3330 N Washington Boulevard, a $14.7 million gain on the sale of 111 East Kilbourn Avenue, a $9.0 million gain on the sale of 1525 Locust Street, a $16.0 million gain on the sale of 633 Ahua Street, a $13.6 million gain on the sale of Lakewood on the Park, a $15.9 million gain on the sale of leased land, a $20.6 million gain on the sale of the downtown Austin portfolio, a $30.6 million gain on the sale of the movie theater portfolio and a $0.6 million gain on the sale of 9110 East Nichols Avenue.

Income tax expense. The $20,000 decrease in state and local income tax expense primarily relates to the sale of properties in certain states.

Net income attributable to noncontrolling interest. In 2017, we granted LTIP Units. The net income attributable to noncontrolling interest of $6,000 in the 2017 period relates to the allocation of net income to the LTIP Unit holders.

Preferred distributions. The $10.0 million decrease in preferred distributions is due to the redemption of all of our 11,000,000 outstanding series E preferred shares on May 15, 2016.

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

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As of June 30, 2017, we had $2.2 billion of cash and cash equivalents and marketable securities.  We expect to use our cash balances, cash flow from our operations and proceeds of any future property sales to fund our operations, repay debt, make distributions, purchase our common shares, acquire assets or entities, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

Our future cash flows from operating activities will depend primarily upon our:

•ability to maintain or improve the occupancy of, and the rental rates at, our properties;

•ability to control operating and financing cost increases at our properties; and

•	ability to purchase additional properties, consistent with our office repositioning strategy, which produce rents, less property operating expenses, in excess of our costs of acquisition capital.

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

Cash flows provided by (used in) operating, investing and financing activities were $45.9 million, $(126.7) million and $(46.3) million, respectively, for the six months ended June 30, 2017, and $93.9 million, $331.1 million and $(455.3) million, respectively, for the six months ended June 30, 2016.  Changes in these three categories of our cash flows between 2017 and 2016 are primarily related to a decrease in property net operating income, real estate improvements, dispositions of properties, purchase of marketable securities, redemption of preferred shares, repayments of debt and repurchase of our common shares.

Our Investment and Financing Liquidity and Resources

In order to maintain financial flexibility, to fund potential acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions and investments or pay operating or capital expenses, we maintain an unsecured revolving credit facility with a group of institutional lenders. Our credit agreement provides us with (i) a $750.0 million unsecured revolving credit facility, (ii) a $200.0 million 5-year term loan facility and (iii) a $200.0 million 7-year term loan facility. The revolving credit facility has a scheduled maturity date of January 28, 2019, which maturity date may be extended for up to two additional periods of six months at our option subject to satisfaction of certain conditions and the payment of an extension fee of 7.5 basis points of the aggregate amount available under the revolving credit facility. The 5-year term loan and the 7-year term loan have scheduled maturity dates of January 28, 2020 and January 28, 2022, respectively.

Borrowings under our revolving credit facility currently bear interest at LIBOR plus a spread, which was 125 basis points as of June 30, 2017.  We also pay a facility fee of 25 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Both the interest rate spread and the facility fee are subject to adjustment based upon changes to our credit ratings.  We are allowed to borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  As of June 30, 2017, the interest rate payable on borrowings under our revolving credit facility was 2.47%.  As of June 30, 2017, we had no balance outstanding under our revolving credit facility.

Our term loans currently bear interest at a rate of LIBOR plus a spread, which was 140 and 180 basis points for the 5-year and 7-year term loan, respectively, as of June 30, 2017.  The interest rate spread is subject to adjustment based upon changes to our credit ratings.  As of June 30, 2017, the interest rate for the amounts outstanding under our term loan was 2.62% and 3.02% for the 5-year and 7-year term loan, respectively. As of June 30, 2017, our 5-year and 7-year term loans each had outstanding balances of $200.0 million.

During the six months ended June 30, 2017, we paid an aggregate of $4.0 million of distributions on our series D preferred shares.  On June 30, 2017, we announced that our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which is expected to be paid on August 15, 2017 to shareholders of record on July 28, 2017.

On March 17, 2016, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. In March 2017, this share repurchase authorization, of which $106.6 million was not utilized, expired. On March 15, 2017, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. During the six months ended June 30, 2017, we did not purchase any common shares.

During the six months ended June 30, 2017, we purchased $276.2 million of marketable securities. For further information about our marketable securities, see Note 4 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Our outstanding debt maturities and weighted average interest rates as of June 30, 2017, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
Year	Unsecured Floating Rate Debt	Unsecured Fixed Rate Debt		Secured Fixed Rate Debt	Total(1)	Weighted Average Interest Rate(2)
2017	$—	$—		$709	$709	6.0%
2018	—	250,000	(3)	1,487	251,487	6.6%
2019	—	—		1,580	1,580	6.0%
2020	200,000	250,000		1,674	451,674	4.4%
2021	—	—		25,982	25,982	5.7%
2022	200,000	—		799	200,799	3.0%
2023	—	—		702	702	5.7%
2024	—	—		743	743	5.7%
2025	—	—		787	787	5.7%
2026	—	—		204	204	5.7%
Thereafter	—	175,000	(4)	—	175,000	5.8%
	$400,000	$675,000		$34,667	$1,109,667	4.9%

(1)	Total debt outstanding as of June 30, 2017, including net unamortized premiums and discounts and net unamortized deferred financing costs, equals $1,100,355.

(2)	Weighted based on current contractual interest rates.

(3)	On July 15, 2017, we redeemed at par $250.0 million of our 6.65% senior unsecured notes due 2018.

(4)	The 5.75% senior unsecured notes due 2042 are callable at par on or after August 1, 2017.

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
During the six months ended June 30, 2017, we sold six properties (nine buildings) and one land parcel with a combined 1,698,310 square feet for an aggregate sales price of $211.6 million, excluding closing costs. In July 2017, we sold 1500 Market Street, with 1,759,193 square feet for $328.0 million, excluding closing costs. This property was classified as held for sale as of June 30, 2017. For more information regarding these transactions, see Notes 3 and 16 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

During the three and six months ended June 30, 2017 and 2016, amounts capitalized at our properties, including properties sold or held for sale, for tenant improvements, leasing costs and building improvements were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Tenant improvements(1)	$10,309	$19,537	$19,736	$44,928
Leasing costs(2)	4,978	10,609	9,595	20,374
Building improvements(3)	7,315	7,713	12,100	14,254

(1)	Tenant improvements include capital expenditures to improve tenants’ spaces.

(2)	Leasing costs primarily include brokerage commissions and legal expenses.

(3)
Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.

During the three months ended June 30, 2017, commitments made for expenditures in connection with leasing space at our properties were as follows (dollar and square foot measures in thousands):

	New Leases	Renewals	Total
Rentable square feet leased during the period	196	252	448
Tenant improvements and leasing commissions	$7,212	$7,951	$15,163
Tenant improvements and leasing commissions per rentable square foot	$36.76	$31.56	$33.84
Weighted average lease term by square foot (years)	5.7	7.7	6.8
Total tenant improvements and leasing commissions per rentable square foot per year	$6.39	$4.10	$4.94

Debt Covenants

Our unsecured debt obligations at June 30, 2017 were our term loans and our publicly issued senior unsecured notes. Our public debt indenture and related supplements and our credit agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios.  At June 30, 2017, we believe we were in compliance with all covenants under both our indenture and related supplements, and under our credit agreement.  In addition to our unsecured debt obligations, we had $35.4 million (including net unamortized premiums and net unamortized deferred financing costs) of mortgage notes outstanding at June 30, 2017.

None of our indenture and related supplements, our credit agreement, or our mortgage notes contain provisions for acceleration or require us to provide collateral security which could be triggered by our debt ratings.  However, our senior debt rating is used to determine the interest rate and the fees payable under our credit agreement.

Off Balance Sheet Arrangements

As of June 30, 2017, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We had no swaps or hedges as of June 30, 2017, other than the interest rate cap described in Note 10 to the notes to our condensed consolidated financial statements, and under “Quantitative and Qualitative Disclosures About Market Risk” included in Part I, Item 3 of this Quarterly Report.

Funds from Operations (FFO) and Normalized FFO

We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (NAREIT). NAREIT defines FFO as net income (loss), calculated in accordance with GAAP, excluding real estate depreciation and amortization, gains (or losses) from sales of depreciable property, impairment of depreciable real estate, and our portion of these items related to equity investees and non-controlling interests.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we exclude certain items that we view as nonrecurring or impacting comparability from period to period.  We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net (loss) income, net (loss) income attributable to Equity Commonwealth common shareholders, operating income and cash flow from operating activities.

We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs.  FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net (loss) income, net (loss) income attributable to Equity Commonwealth common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  These measures should be considered in conjunction with net (loss) income, net (loss) income attributable to Equity Commonwealth common shareholders, operating income and cash flow from operating activities as presented in our condensed consolidated statements of operations, condensed consolidated statements of comprehensive (loss) income and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

The following table provides a reconciliation of net (loss) income to FFO attributable to Equity Commonwealth common shareholders and unitholders and a calculation to Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Reconciliation to FFO:
Net (loss) income	$(5,811)	$87,844	$18,011	$134,246
Real estate depreciation and amortization	23,619	37,064	50,235	73,108
Loss on asset impairment	18,428	43,736	19,714	43,736
Gain on sale of properties, net	(3,136)	(106,375)	(19,590)	(143,041)
FFO attributable to Equity Commonwealth	33,100	62,269	68,370	108,049
Preferred distributions	(1,997)	(6,981)	(3,994)	(13,962)
Excess fair value of consideration paid over carrying value of preferred shares	—	(9,609)	—	(9,609)
FFO attributable to Equity Commonwealth common shareholders and unitholders	$31,103	$45,679	$64,376	$84,478

Reconciliation to Normalized FFO:
FFO attributable to Equity Commonwealth common shareholders and unitholders	$31,103	$45,679	$64,376	$84,478
Lease value amortization	518	3,867	1,091	4,988
Straight line rent adjustments	(4,543)	(5,599)	(8,930)	(9,430)
Loss on early extinguishment of debt	63	—	63	118
Transition-related expenses	—	35	—	1,137
Foreign currency exchange loss	—	—	—	5
Excess fair value of consideration paid over carrying value of preferred shares	—	9,609	—	9,609
Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders	$27,141	$53,591	$56,600	$90,905

Property Net Operating Income (NOI)

We use property net operating income, or NOI, to evaluate the performance of our properties. We define NOI as income from our real estate including lease termination fees received from tenants less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions and corporate level expenses.

The following table includes the reconciliation of NOI to net (loss) income, the most directly comparable financial measure under GAAP reported in our consolidated financial statements.  We consider NOI to be an appropriate supplemental measure to net income because we believe it helps to understand the operations of our properties.  We use NOI internally to evaluate property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net (loss) income, net (loss) income attributable to Equity Commonwealth common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  This measure should be considered in conjunction with net (loss) income, net (loss) income attributable to Equity Commonwealth common shareholders, operating income and cash flow from operating activities as presented in our consolidated statements of operations, consolidated statements of comprehensive (loss) income and consolidated statements of cash flows.  Other REITs and real estate companies may calculate NOI differently than we do.

A reconciliation of NOI to net (loss) income for the three and six months ended June 30, 2017 and 2016, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rental income	$74,352	$121,735	$154,557	$231,623
Tenant reimbursements and other income	17,247	23,632	36,593	50,879
Operating expenses	(37,284)	(51,393)	(78,371)	(108,651)
NOI	$54,315	$93,974	$112,779	$173,851

NOI	$54,315	$93,974	$112,779	$173,851
Depreciation and amortization	(23,922)	(37,331)	(50,837)	(73,582)
General and administrative	(11,960)	(12,177)	(24,038)	(25,489)
Loss on asset impairment	(18,428)	(43,736)	(19,714)	(43,736)
Operating income	5	730	18,190	31,044

Interest and other income	6,019	2,204	10,391	4,171
Interest expense	(14,863)	(21,300)	(29,877)	(43,647)
Loss on early extinguishment of debt	(63)	—	(63)	(118)
Foreign currency exchange loss	—	—	—	(5)
Gain on sale of properties, net	3,136	106,375	19,590	143,041
(Loss) income from continuing operations before income taxes	(5,766)	88,009	18,231	134,486
Income tax expense	(45)	(165)	(220)	(240)
Net (loss) income	$(5,811)	$87,844	$18,011	$134,246

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

At June 30, 2017, our outstanding fixed rate debt consisted of the following senior unsecured notes and secured mortgage notes (dollars in thousands):

Senior Unsecured Notes:

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense(1)	Maturity	Open at Par Date
6.650% senior unsecured notes due 2018(2)	$250,000	6.65%	$16,625	1/15/2018	7/15/2017
5.875% senior unsecured notes due 2020	250,000	5.88%	14,688	9/15/2020	3/15/2020
5.750% senior unsecured notes due 2042	175,000	5.75%	10,063	8/1/2042	8/1/2017
	$675,000		$41,376

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

(2)	On July 15, 2017, we redeemed at par $250.0 million of our 6.65% senior unsecured notes due 2018.

No principal repayments are due under our senior unsecured notes until maturity.

Secured Mortgage Notes:

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense(1)	Maturity	Open at Par Date
206 East 9th Street	$26,790	5.69%	$1,601	1/5/2021	7/5/2020
33 Stiles Lane	2,220	6.75%	201	3/1/2022	12/1/2021
97 Newberry Road	5,657	5.71%	378	3/1/2026	None
	$34,667		$2,180

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

Cap Agreement

We entered into an interest rate cap agreement on March 4, 2016, effective April 1, 2016, to manage our interest rate risk exposure on $400.0 million of floating rate debt, which requires us to pay interest at a rate equal to a spread over LIBOR. The interest rate cap has a maturity date of March 1, 2019. From and after the effective date, this interest rate cap agreement reduces our exposure to variability in expected future cash outflows attributable to changes in LIBOR, relating to a portion of our outstanding floating rate debt, by protecting us from increases in the hedged cash flows on our floating rate debt attributable to changes in LIBOR above the strike rate of the interest rate cap. As of June 30, 2017, the fair value of our derivative instruments included in other assets and cumulative other comprehensive income (loss) in our condensed consolidated balance sheet totaled $46,000.

Fixed Rate Debt

Because our fixed rate unsecured and secured notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations.  If all of these notes were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $7.1 million.

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

Floating Rate Debt

At June 30, 2017, our outstanding floating rate debt consisted of our term loans.  Our $200.0 million 5-year term loan matures in January 2020 and our $200.0 million 7-year term loan matures in January 2022.  Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus spreads that are subject to adjustment based upon changes to our credit ratings, but as of June 30, 2017, we had no balance outstanding and $750.0 million available under our revolving credit facility.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  Effective April 1, 2016, we entered into an interest rate cap agreement with respect to $400.0 million of floating rate debt, as described above under “Cap Agreement.” In addition, upon renewal or refinancing of our revolving credit facility or term loan, we are vulnerable to increases in interest rates due to market conditions or our perceived credit risk.  Generally, a change in market interest rates would not affect the value of these floating rate debts, but would affect our operating results.

The following table presents the impact a 100 basis point increase in interest rates would have on our floating rate interest expense as of June 30, 2017 (dollars in thousands):

	Impact of Changes in Interest Rates
			Total Interest
	Interest Rate Per Year(1)	Outstanding Debt	Expense Per Year
Term loans at June 30, 2017	2.62%/3.02%	$400,000	$11,296
100 basis point increase	3.62%/4.02%	$400,000	$15,296

(1)	Based on the interest rates and outstanding borrowings of our floating rate debt as of June 30, 2017.

Foreign Currency Risk

As of June 30, 2017, we do not have any foreign currency risk.
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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 11, 2006.)

3.3	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K filed May 31, 2011.)

3.4	Third Amended and Restated Bylaws of the Company, adopted March 15, 2017. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

4.2	Form of 61/2% Series D Cumulative Convertible Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

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

10.1	Form of Time-Based LTIP Unit Agreement for Trustees under Equity Commonwealth 2015 Omnibus Incentive Plan. (Incorporated by reference to the Company's Current Report on Form 8-K filed June 21, 2017.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
President and Chief Executive Officer
Dated: July 25, 2017

By:	/s/ Adam S. Markman
Adam S. Markman
Executive Vice President, Chief Financial Officer and Treasurer
Dated: July 25, 2017