Form 10-Q
period 2017-09-30
Equity Commonwealth
filed 2017-10-25
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of October 20, 2017:  124,089,443.

EQUITY COMMONWEALTH

FORM 10-Q

September 30, 2017

EXPLANATORY NOTE

References in this Quarterly Report on Form 10-Q to the Company, EQC, we, us or our, refer to Equity Commonwealth and its consolidated subsidiaries as of September 30, 2017, unless the context indicates otherwise.

i

PART I.      Financial Information

Item 1.         Financial Statements.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	September 30, 2017	December 31, 2016
		(audited)
ASSETS
Real estate properties:
Land	$216,957	$286,186
Buildings and improvements	1,841,230	2,570,704
	2,058,187	2,856,890
Accumulated depreciation	(554,411)	(755,255)
	1,503,776	2,101,635
Acquired real estate leases, net	28,108	48,281
Cash and cash equivalents	2,233,077	2,094,674
Marketable securities	279,626	—
Restricted cash	7,657	6,532
Rents receivable, net of allowance for doubtful accounts of $4,217 and $5,105, respectively	107,832	152,031
Other assets, net	100,213	122,922
Total assets	$4,260,289	$4,526,075

LIABILITIES AND EQUITY
Senior unsecured debt, net	$815,577	$1,063,950
Mortgage notes payable, net	34,999	77,717
Accounts payable and accrued expenses	63,506	95,395
Assumed real estate lease obligations, net	1,215	1,946
Rent collected in advance	14,355	18,460
Security deposits	5,938	8,160
Total liabilities	935,590	1,265,628

Shareholders' equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6 1/2% cumulative convertible; 4,915,196 shares issued and outstanding, aggregate liquidation preference of $122,880	119,263	119,263
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 124,089,443 and 123,994,465 shares issued and outstanding, respectively	1,241	1,240
Additional paid in capital	4,378,184	4,363,177
Cumulative net income	2,617,820	2,566,603
Cumulative other comprehensive income (loss)	2,671	(208)
Cumulative common distributions	(3,111,868)	(3,111,868)
Cumulative preferred distributions	(683,751)	(677,760)
Total shareholders’ equity	3,323,560	3,260,447
Noncontrolling interest	1,139	—
Total equity	3,324,699	3,260,447
Total liabilities and equity	$4,260,289	$4,526,075
See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$61,091	$92,722	$215,648	$324,345
Tenant reimbursements and other income	16,707	21,910	53,300	72,789
Total revenues	77,798	114,632	268,948	397,134
Expenses:
Operating expenses	32,380	49,313	110,751	157,964
Depreciation and amortization	21,133	29,184	71,970	102,766
General and administrative	11,689	13,277	35,727	38,766
Loss on asset impairment	—	—	19,714	43,736
Total expenses	65,202	91,774	238,162	343,232
Operating income	12,596	22,858	30,786	53,902
Interest and other income	7,596	3,013	17,987	7,184
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $784, $948, $2,346 and $2,880, respectively)	(11,510)	(21,427)	(41,387)	(65,074)
Loss on early extinguishment of debt	(203)	—	(266)	(118)
Foreign currency exchange loss	—	—	—	(5)
Gain on sale of properties, net	25,080	82,169	44,670	225,210
Income before income taxes	33,559	86,613	51,790	221,099
Income tax expense	(335)	(225)	(555)	(465)
Net income	33,224	86,388	51,235	220,634
Net income attributable to noncontrolling interest	(12)	—	(18)	—
Net income attributable to Equity Commonwealth	$33,212	$86,388	$51,217	$220,634
Preferred distributions	(1,997)	(1,997)	(5,991)	(15,959)
Excess fair value of consideration paid over carrying value of preferred shares	—	—	—	(9,609)
Net income attributable to Equity Commonwealth common shareholders	$31,215	$84,391	$45,226	$195,066
Weighted average common shares outstanding — basic	124,089	125,533	124,068	125,627
Weighted average common shares outstanding — diluted	125,175	126,568	125,194	127,009
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.25	$0.67	$0.36	$1.55
Diluted	$0.25	$0.67	$0.36	$1.54

See accompanying notes.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$33,224	$86,388	$51,235	$220,634

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on derivative instruments	(19)	1,117	(280)	2,570
Unrealized gain on marketable securities	1,455	—	3,159	—
Total comprehensive income	34,660	87,505	54,114	223,204
Comprehensive income attributable to the noncontrolling interest	(12)	—	(18)	—
Total comprehensive income attributable to Equity Commonwealth	$34,648	$87,505	$54,096	$223,204

See accompanying notes.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands, except share data)
(unaudited)

	Equity Commonwealth Shareholders
	Preferred Shares			Common Shares
	Series D
	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at December 31, 2016	4,915,196	$119,263	$(677,760)	123,994,465	$1,240	$(3,111,868)	$4,363,177	$2,566,603	$(208)	$—	$3,260,447
Net income	—	—	—	—	—	—	—	51,217	—	18	51,235
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(280)	—	(280)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	3,159	—	3,159
Purchase of shares	—	—	—	(6,694)	—	—	(209)	—	—	—	(209)
Share-based compensation	—	—	—	101,672	1	—	15,430	—	—	876	16,307
Contributions	—	—	—	—	—	—	—	—	—	31	31
Distributions	—	—	(5,991)	—	—	—	—	—	—	—	(5,991)
Adjustment for noncontrolling interest	—	—	—	—	—	—	(214)	—	—	214	—
Balance at September 30, 2017	4,915,196	$119,263	$(683,751)	124,089,443	$1,241	$(3,111,868)	$4,378,184	$2,617,820	$2,671	$1,139	$3,324,699

See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,235	$220,634
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	58,178	79,128
Net amortization of debt discounts, premiums and deferred financing fees	2,346	2,880
Straight line rental income	(12,487)	(12,384)
Amortization of acquired real estate leases	7,073	18,289
Other amortization	7,970	11,219
Share-based compensation	16,307	13,871
Loss on asset impairment	19,714	43,736
Loss on early extinguishment of debt	266	118
Foreign currency exchange loss	—	5
Net gain on sale of properties	(44,670)	(225,210)
Change in assets and liabilities:
Restricted cash	1,508	(6,119)
Rents receivable and other assets	(20,762)	(20,474)
Accounts payable and accrued expenses	(18,759)	(5,303)
Rent collected in advance	(3,610)	(3,912)
Security deposits	17	234
Cash provided by operating activities	64,326	116,712
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(51,700)	(92,106)
Insurance proceeds received	4,000	—
Proceeds from sale of properties, net	699,289	1,034,403
Purchase of marketable securities	(276,238)	—
(Increase) decrease in restricted cash	(2,633)	1,609
Cash provided by investing activities	372,718	943,906
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common shares	(209)	(25,563)
Redemption of preferred shares	—	(275,000)
Payments on borrowings	(292,472)	(141,591)
Deferred financing fees	—	(52)
Contributions from holders of noncontrolling interest	31	—
Distributions to preferred shareholders	(5,991)	(15,959)
Cash used in financing activities	(298,641)	(458,165)

Effect of exchange rate changes on cash	—	(8)

Increase in cash and cash equivalents	138,403	602,445
Cash and cash equivalents at beginning of period	2,094,674	1,802,729
Cash and cash equivalents at end of period	$2,233,077	$2,405,174
See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$50,408	$69,373
Taxes paid	730	103

NON-CASH INVESTING ACTIVITIES:
Increase in capital expenditures recorded as liabilities	$3,876	$3,191

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

The Company now conducts and intends to continue to conduct substantially all of its activities through the Operating Trust. The Company beneficially owned 99.97% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust (OP Units) as of September 30, 2017, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the exclusive power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.

At September 30, 2017, our portfolio included 20 properties (44 buildings), and one land parcel, with a combined 11.0 million square feet. As of September 30, 2017, we had $2.5 billion of cash and cash equivalents and marketable securities.

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

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. The amendments also simplify the application of hedge accounting in certain situations. This update is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. We are evaluating the impact ASU 2017-12 will have on our financial position and results of operations.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In February 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. This update is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. We early adopted this ASU effective January 1, 2017, and the adoption of this ASU did not have a material impact on our consolidated financial statements.

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

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The objective of ASU 2014-09, as amended, is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying ASU 2014-09, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB’s ASC, and more particularly lease contracts with customers, which are a scope exception. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, with early adoption permitted. While our consideration of this matter is ongoing, we are not planning to early adopt ASU 2014-09, as amended, and we expect to use the modified retrospective method of adoption that will result in a cumulative effect adjustment as of the date of adoption. We developed a project plan and have begun the execution of this plan, which consists of gathering and evaluating the inventory of our revenue streams. We believe the effects on our existing accounting policies will be associated with our non-leasing revenue components. As our portfolio is currently comprised, we do not expect that the adoption of this ASU will have a material impact on our consolidated financial statements.

Note 3.  Real Estate Properties

During the nine months ended September 30, 2017 and 2016, we made improvements, excluding tenant-funded improvements, to our properties totaling $43.3 million and $88.5 million, respectively.

Properties Held For Sale:

We classify all properties that meet the criteria outlined in the Property, Plant and Equipment Topic of the FASB ASC as held for sale on our condensed consolidated balance sheets.  As of September 30, 2017 and December 31, 2016, we had no properties classified as held for sale.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property Dispositions:

During the nine months ended September 30, 2017, we sold the following properties (dollars in thousands):

Asset	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price	Gain (Loss) on Sale
Properties
111 Market Place	January 2017	1	1	589,380	$60,100	$(5,968)
Cabot Business Park Land	March 2017	—	—	—	575	(57)
Parkshore Plaza	April 2017	1	4	271,072	40,000	(2,460)
25 S. Charles Street	April 2017	1	1	359,254	24,500	(3,487)
802 Delaware Avenue	May 2017	1	1	240,780	34,000	9,046
1500 Market Street	July 2017	1	1	1,759,193	328,000	38,585
6600 North Military Trail	August 2017	1	3	639,825	132,050	(14,175)

Portfolios of properties
4515 Seton Center Parkway	March 2017	1	1	117,265
4516 Seton Center Parkway	March 2017	1	1	120,559
Seton Center		2	2	237,824	$52,450	$22,479

820 W. Diamond	July 2017	1	1	134,933
Danac Stiles Business Park	July 2017	1	3	276,637
411 Farwell Avenue	July 2017	1	1	422,727
2250 Pilot Knob Road	July 2017	1	1	87,183
4700 Belleview Avenue	July 2017	1	1	80,615
Five Property Portfolio		5	7	1,002,095	$84,000	$702
		13	20	5,099,423	$755,675	$44,665

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

Below is a summary of our marketable securities as of September 30, 2017 (in thousands):

	September 30, 2017
	Cost or Amortized Cost	Unrealized Gains	Estimated Fair Value
Marketable securities	$276,467	$3,159	$279,626

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Borrowings under our revolving credit facility currently bear interest at LIBOR plus a spread, which was 125 basis points as of September 30, 2017.  As of September 30, 2017, the interest rate payable on borrowings under our revolving credit facility was 2.48%.  As of September 30, 2017, we had no balance outstanding and $750.0 million available under our revolving credit facility and the facility fee as of September 30, 2017 was 25 basis points. Our term loans currently bear interest at a rate of LIBOR plus a spread, which was 140 and 180 basis points for the 5-year and 7-year term loan, respectively, as of September 30, 2017.  As of September 30, 2017, the interest rates for the amounts outstanding under our 5-year term loan and 7-year term loan were 2.63% and 3.03%, respectively.  As of September 30, 2017, we had $200.0 million outstanding under each of our 5-year and 7-year term loans.

Debt Covenants:

Our public debt indenture and related supplements and our credit agreement contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.  At September 30, 2017, we believe we were in compliance with all of our respective covenants under our public debt indenture and related supplements and our credit agreement.

Senior Unsecured Notes:

At September 30, 2017, we had senior unsecured notes of $425.0 million (excluding net discounts and unamortized deferred financing fees) maturing from 2020 through 2042.

On July 15, 2017, we redeemed at par $250.0 million of our 6.65% senior unsecured notes due 2018 and recognized a loss on early extinguishment of debt of $0.2 million from the write off of unamortized deferred financing fees and the write off of an unamortized discount.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Mortgage Notes Payable:

At September 30, 2017, three of our properties with an aggregate net book value of $63.5 million had secured mortgage notes totaling $35.0 million (including net premiums and unamortized deferred financing fees) maturing from 2021 through 2026.

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

Common Share Repurchases:

On March 17, 2016, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. In March 2017, this share repurchase authorization, of which $106.6 million was not utilized, expired. On March 15, 2017, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. During the nine months ended September 30, 2017, we did not purchase any common shares.

During the nine months ended September 30, 2017, certain of our employees surrendered 6,694 common shares owned by them to satisfy their statutory tax withholding obligations in connection with the vesting of such common shares under the Equity Commonwealth 2015 Omnibus Incentive Plan, as amended (the 2015 Incentive Plan).

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

Preferred Share Distributions:

In 2017, our Board of Trustees declared distributions on our series D preferred shares to date as follows:

Declaration Date	Record Date	Payment Date	Series D Dividend Per Share
January 12, 2017	January 30, 2017	February 15, 2017	$0.40625
April 10, 2017	April 28, 2017	May 15, 2017	$0.40625
June 30, 2017	July 28, 2017	August 15, 2017	$0.40625
October 12, 2017	October 30, 2017	November 15, 2017	$0.40625

Note 7.  Noncontrolling Interest

Noncontrolling interest represents the portion of the units in the Operating Trust not beneficially owned by the Company. An operating partnership unit (OP Unit) and a share of our common stock have essentially the same economic characteristics. Distributions with respect to OP Units will generally mirror distributions with respect to the Company’s common shares. Unitholders (other than the Company) generally have the right, commencing six months from the date of issuance of such OP Units, to cause the Operating Trust to redeem their OP Units in exchange for cash or, at the option of the Company, common shares of the Company on a one-for-one basis. As sole trustee, the Company will have the sole discretion to elect whether the

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

redemption right will be satisfied by the Company in cash or the Company’s common shares. As a result, the Noncontrolling interest is classified as permanent equity. As of September 30, 2017, the portion of the Operating Trust not beneficially owned by the Company is in the form of LTIP Units (see Note 11 for a description of LTIP Units). LTIP Units may be subject to additional vesting requirements.

The following table presents the changes in Equity Commonwealth’s issued and outstanding common shares and units for the nine months ended September 30, 2017:

	Common Shares	LTIP Units	Total
Outstanding at January 1, 2017	123,994,465	—	123,994,465
Restricted share and time-based LTIP Unit grants, net of forfeitures	94,978	42,520	137,498
Outstanding at September 30, 2017	124,089,443	42,520	124,131,963
Noncontrolling ownership interest in the Operating Trust			0.03%

The carrying value of the Noncontrolling interest is allocated based on the number of LTIP Units in proportion to the number of LTIP Units plus the number of common shares. We adjust the noncontrolling interest balance at the end of each period to reflect the noncontrolling partners’ interest in the net assets of the Operating Trust. Net income is allocated to the Noncontrolling interest in the Operating Trust based on the weighted average ownership percentage during the period. Equity Commonwealth’s weighted average ownership interest in the Operating Trust was 99.97% and 99.97% for the three and nine months ended September 30, 2017.

Note 8.  Cumulative Other Comprehensive Income (Loss)

The following table presents the amounts recognized in cumulative other comprehensive income (loss) for the three and nine months ended September 30, 2017 (in thousands):

	Unrealized Loss on Derivative Instruments	Unrealized Gain on Marketable Securities	Total
Balance as of July 1, 2017	$(469)	$1,704	$1,235

Other comprehensive (loss) income before reclassifications	(32)	1,455	1,423
Amounts reclassified from cumulative other comprehensive income (loss) to net income	13	—	13
Net current period other comprehensive (loss) income	(19)	1,455	1,436

Balance as of September 30, 2017	$(488)	$3,159	$2,671

	Unrealized Loss on Derivative Instruments	Unrealized Gain on Marketable Securities	Total
Balance as of January 1, 2017	$(208)	$—	$(208)

Other comprehensive (loss) income before reclassifications	(300)	3,159	2,859
Amounts reclassified from cumulative other comprehensive income (loss) to net income	20	—	20
Net current period other comprehensive (loss) income	(280)	3,159	2,879

Balance as of September 30, 2017	$(488)	$3,159	$2,671

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents reclassifications out of cumulative other comprehensive income (loss) for the three and nine months ended September 30, 2017 (in thousands):

	Amounts Reclassified from Cumulative Other Comprehensive Income (Loss) to Net Income
Details about Cumulative Other Comprehensive Income (Loss) Components	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Affected Line Items in the Statement of Operations
Interest rate cap contract	$13	$20	Interest expense

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

Our provision for income taxes consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Current:
State	$335	$225	$550	$465
Federal	—	—	5	—
Income tax expense	335	225	$555	$465

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

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

hedged forecasted transaction affects earnings. During 2017, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Amounts reported in cumulative other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $0.3 million will be reclassified from cumulative other comprehensive income (loss) as an increase to interest expense.

On March 4, 2016, we purchased an interest rate cap with a LIBOR strike price of 2.50%. The interest rate cap, effective April 1, 2016, has a notional amount of $400.0 million and a maturity date of March 1, 2019.

As of September 30, 2017, we had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount (in thousands)
Interest rate cap	1	$400,000

The table below presents the fair value of our derivative financial instrument as well as its classification on the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 (amounts in thousands):

		Fair Value as of
Interest Rate Derivative Designated as Hedging Instrument	Balance Sheet Location	September 30, 2017	December 31, 2016
Interest rate cap	Other assets	$14	$314

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amount of loss recognized in cumulative other comprehensive income (loss)	$(32)	$23	$(300)	$(748)
Amount of loss reclassified from cumulative other comprehensive income (loss) into interest expense	13	1,094	20	3,318

Credit-risk-related Contingent Features

As of September 30, 2017, we did not have any derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk.

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

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
On January 24, 2017, the Committee approved a grant of 119,288 LTIP Units (which includes time-based LTIP Units and market-based LTIP Units), 76,424 restricted shares and 155,168 RSUs at target (386,756 RSUs at maximum) to the Company’s officers, certain employees and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2016. The LTIP Unit grant includes 39,364 time-based LTIP Units and 79,924 market-based LTIP Units at target (199,211 market-based LTIP Units at maximum). The restricted shares and time-based LTIP Units were granted on January 24, 2017 and were valued at $31.47 per share, the closing price of our common shares on the NYSE on that day. The assumptions and fair values for the RSUs and market-based LTIP Units granted for the nine months ended September 30, 2017 are included in the following table on a per share and unit basis.

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

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Outstanding Equity Awards
As of September 30, 2017, the estimated future compensation expense for all unvested restricted shares and time-based LTIP Units was $11.3 million. Compensation expense for the restricted share and time-based LTIP Unit awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares and time-based LTIP units is approximately 1.9 years.
As of September 30, 2017, the estimated future compensation expense for all unvested RSUs and market-based LTIP Units was $17.9 million. The weighted average period over which the future compensation expense will be recorded for the RSUs and market-based LTIP Units is approximately 2.0 years.
During the three months ended September 30, 2017 and 2016, we recorded $5.6 million and $4.9 million, respectively, and during the nine months ended September 30, 2017 and 2016, we recorded $16.3 million and $13.9 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our Trustees and employees related to our 2015 Incentive Plan. At September 30, 2017, 1,628,305 shares/units remain available for issuance under the 2015 Incentive Plan.

Note 12.  Fair Value of Assets and Liabilities

The table below presents assets measured at fair value during 2017, categorized by the level of inputs used in the valuation of the assets (dollars in thousands):

		Fair Value at September 30, 2017 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements:
Interest rate cap contract	$14	$—	$14	$—
Marketable securities	$279,626	$279,626	$—	$—

Interest Rate Cap Contract

The fair value of our interest rate cap contract is determined using the net discounted cash flows of the derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated credit spreads of the counterparties (level 3 inputs).  Although we have determined that the majority of the inputs used to value our derivative fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivative utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  As of September 30, 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative.  As a result, we have determined that our derivative valuation in its entirety is classified as level 2 inputs in the fair value hierarchy.

Properties Held and Used and Properties Held for Sale

As part of our office repositioning strategy adopted by our Board of Trustees in December 2016, and pursuant to our accounting policy, in 2017, we evaluated the recoverability of the carrying values of each of the real estate assets that comprised our portfolio and determined that due to the shortening of the expected periods of ownership as a result of the office repositioning strategy and current estimates of market value less estimated costs to sell, it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio to their estimated fair values. We anticipate the potential disposition of certain properties prior to the end of their remaining useful lives. As a result, in the first quarter of 2017, we recorded an impairment charge related to 25 S. Charles Street of $1.3 million in accordance with our impairment analysis procedures. We determined this impairment based on third party offer prices, which are level 2 inputs according to the fair value hierarchy established in ASC 820. We reduced the aggregate carrying value of this property from $24.6 million to its estimated fair value less estimated costs to sell of $23.3 million. This property was sold in April 2017 (see Note 3 for additional information). In

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the second quarter of 2017, we recorded an impairment charge related to the Five Property Portfolio held for sale as of June 30, 2017 of $18.4 million in accordance with our impairment analysis procedures. We determined this impairment based on third party offer prices, which are level 2 inputs according to the fair value hierarchy established in ASC 820. We reduced the aggregate carrying value of these properties from $99.0 million to their estimated fair value less estimated costs to sell of $80.6 million. We evaluated each of our properties and determined there were no additional valuation adjustments necessary at September 30, 2017.

Financial Instruments

In addition to the assets and liabilities described in the above table, our financial instruments include our cash and cash equivalents, real estate mortgages receivable, restricted cash, marketable securities, senior unsecured debt and mortgage notes payable.  At September 30, 2017 and December 31, 2016, the fair value of these additional financial instruments were not materially different from their carrying values, except as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior unsecured debt and mortgage notes payable	$859,317	$878,403	$1,151,634	$1,167,031

The fair values of our senior notes and mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads (level 3 inputs).

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, as of September 30, 2017, no single tenant of ours is responsible for more than 8.0% of our total annualized rents.

Our derivative financial instruments, including interest rate swaps and cap, are entered with major financial institutions and we monitor the amount of credit exposure to any one counterparty.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator for earnings per common share - basic:
Net income	$33,224	$86,388	$51,235	$220,634
Net income attributable to noncontrolling interest	(12)	—	(18)	—
Preferred distributions	(1,997)	(1,997)	(5,991)	(15,959)
Excess fair value of consideration paid over carrying value of preferred shares	—	—	—	(9,609)
Numerator for net income per share - basic	$31,215	$84,391	$45,226	$195,066

Numerator for earnings per common share - diluted:
Net income	$33,224	$86,388	$51,235	$220,634
Preferred distributions	(1,997)	(1,997)	(5,991)	(15,959)
Excess fair value of consideration paid over carrying value of preferred shares	—	—	—	(9,609)
Numerator for net income per share - diluted	$31,227	$84,391	$45,244	$195,066

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic	124,089	125,533	124,068	125,627
RSUs	983	1,035	1,023	1,382
LTIP Units	103	—	103	—
Weighted average number of common shares outstanding - diluted(1)	125,175	126,568	125,194	127,009

Net income per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.25	$0.67	$0.36	$1.55
Diluted	$0.25	$0.67	$0.36	$1.54

Anti-dilutive securities:
Effect of Series D preferred shares; 6 1/2% cumulative convertible(2)	2,363	2,363	2,363	2,363

(1)
As of September 30, 2017, we had granted RSUs and LTIP Units to certain employees, officers, and trustees.  The RSUs and LTIP Units contain service and market-based vesting components.  None of the RSUs or LTIP Units have vested. If the market-based vesting component of these awards was measured as of September 30, 2017, and 2016, 1,085 and 1,035 common shares would be issued, respectively.

(2)
The Series D preferred shares are excluded from the diluted earnings per share calculation because including the Series D preferred shares would also require that the preferred distributions be added back to net income, resulting in anti-dilution during the periods presented.

Note 14.  Segment Information

Our primary business is the ownership and operation of office properties, and we currently have one reportable segment.  More than 95% of our revenues for the nine months ended September 30, 2017 are from office properties.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15.  Related Person Transactions

The following discussion includes a description of our related person transactions for the nine months ended September 30, 2017 and 2016.

Two North Riverside Plaza Joint Venture Limited Partnership: We have a lease with Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman, to occupy office space on the twentieth and twenty-first floors of Two North Riverside Plaza in Chicago, Illinois (20th/21st Floor Office Lease). The initial term of the lease is approximately five years, with one 5-year renewal option. We have completed improvements to the office space utilizing the $0.7 million tenant improvement allowance pursuant to the lease. In connection with the 20th/21st Floor Office Lease, we also have a lease with Two North Riverside Plaza Joint Venture Limited Partnership for storage space in the basement of Two North Riverside Plaza. The lease expires December 31, 2020; however, each party has the right to terminate on 30 days' prior written notice. During the three months ended September 30, 2017 and 2016, we recognized expense of $0.2 million and $0.2 million, respectively, and during the nine months ended September 30, 2017 and 2016, we recognized expense of $0.6 million and $0.6 million, respectively, pursuant to the 20th/21st Floor Office Lease and the related storage space.

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

At September 30, 2017, our portfolio included 20 properties (44 buildings) and one land parcel, with a combined 11.0 million square feet for a total investment of $2.1 billion at cost and a depreciated book value of $1.5 billion. As of September 30, 2017, we had $2.5 billion of cash and cash equivalents and marketable securities.

As of September 30, 2017, our overall portfolio was 88.3% leased. During the three months ended September 30, 2017, we entered into leases for 273,000 square feet, including lease renewals for 81,000 square feet and new leases for 192,000 square feet.  Renewal leases entered into during the three months ended September 30, 2017 had weighted average cash and GAAP rental rates that were approximately 3.7% higher and 10.9% higher, respectively, as compared to prior rental rates for the same space, and new leases entered into during the three months ended September 30, 2017 had weighted average cash and GAAP rental rates that were approximately 1.5% higher and 6.4% higher, respectively, than prior rental rates for the same space.  The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatements, the magnitude and timing of contractual rent increases over the lease term, and the years of term for the newly executed leases compared to the prior leases.

During the year ended December 31, 2016, we sold 30 properties (62 buildings) with a combined 8.0 million square feet for an aggregate gross sales price of $1.3 billion, excluding closing costs. During the nine months ended September 30, 2017, we sold 13 properties (20 buildings) and one land parcel with a combined 5.1 million square feet for an aggregate gross sales price of $755.7 million, excluding closing costs. We have generated significant proceeds from our dispositions to date and have cash and cash equivalents and marketable securities of $2.5 billion as of September 30, 2017. For more information regarding these transactions, see Note 3 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report. In addition, as our real estate investments have decreased, our income from operations has also declined.

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

While executing this strategy, depending on market conditions, we may sell additional properties and are seeking to acquire attractive properties in markets meeting the criteria above. With the progress we have had executing dispositions, and the strength and liquidity of our balance sheet, we are in a position to increasingly shift our focus to capital allocation. We seek to use this capital to purchase new properties, repay debt, buy back common shares or make other investments or distributions that further our long-term strategic goals.

As we continue to reposition our portfolio, we expect our efforts will be balanced among leasing assets to create value, selling assets when we are able to achieve attractive pricing, and evaluating a wide range of opportunities to deploy capital. Our goal is to utilize the proceeds from asset dispositions to make new investments that will create shareholder value, but we may be unable to identify suitable opportunities. If we do not redeploy capital, we will strive to achieve an unwinding of the Company in a manner that optimizes shareholder value.

As part of the office repositioning strategy noted above, and pursuant to our accounting policy, in 2017, we evaluated the recoverability of the carrying values of each of the real estate assets that comprised our portfolio and determined that due to the shortening of the expected periods of ownership as a result of our office repositioning strategy and current estimates of market value, it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio to their estimated fair values less estimated costs to sell. As a result, we recorded an impairment charge of $19.7 million for the nine months ended September 30, 2017 in accordance with our impairment analysis procedures.

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

For the three months ended September 30, 2017 and 2016, we incurred expenses of $4.0 million and $6.3 million, respectively, and for the nine months ended September 30, 2017 and 2016, we incurred expenses of $14.1 million and $20.6 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a portion of the properties' revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of September 30, 2017 and December 31, 2016, we had amounts payable pursuant to these services of $2.1 million and $2.7 million, respectively.

Property Operations

Leased occupancy data for 2017 and 2016 are as follows (square feet in thousands):

	All Properties(1)		Comparable Properties(2)
	As of September 30,		As of September 30,
	2017	2016	2017	2016
Total properties	20	37	20	20
Total square feet	11,031	16,710	11,031	10,931
Percent leased(3)	88.3%	91.2%	88.3%	89.6%

(1)	Excludes properties sold in the period.

(2)	Based on properties owned continuously from January 1, 2016 through September 30, 2017, and excludes properties sold during the period.

(3)	Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

The weighted average lease term based on square feet for leases entered into during the three months ended September 30, 2017 was 7.5 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for leases entered into during the three months ended September 30, 2017 totaled $11.0 million, or $40.37 per square foot on average (approximately $5.35 per square foot per year of the lease term).

As of September 30, 2017, approximately 1.3% of our leased square feet and 1.1% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2017.  Renewed and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring for the remainder of 2017 are below market. Lease expirations by year, as of September 30, 2017, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring	Leased Square Feet Expiring(1)	% of Leased Square Feet Expiring(1)	Cumulative % of Leased Square Feet Expiring(1)	Annualized Rental Revenue Expiring(2)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2017	17	128	1.3%	1.3%	$2,949	1.1%	1.1%
2018	73	542	5.6%	6.9%	16,195	6.1%	7.2%
2019	82	1,116	11.5%	18.4%	33,693	12.6%	19.8%
2020	72	1,296	13.3%	31.7%	40,522	15.2%	35.0%
2021	58	836	8.6%	40.3%	25,405	9.4%	44.4%
2022	40	637	6.5%	46.8%	20,732	7.8%	52.2%
2023	41	598	6.1%	52.9%	19,479	7.3%	59.5%
2024	10	145	1.5%	54.4%	4,697	1.8%	61.3%
2025	16	345	3.5%	57.9%	10,868	4.1%	65.4%
2026	11	579	6.0%	63.9%	18,232	6.8%	72.2%
Thereafter	61	3,514	36.1%	100.0%	74,095	27.8%	100.0%
	481	9,736	100.0%		$266,867	100.0%

Weighted average remaining lease term (in years):		6.9			6.1

(1)
Square footage is pursuant to existing leases as of September 30, 2017 and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of September 30, 2017, plus estimated recurring expense reimbursements; includes triple net lease rents and excludes lease value amortization, straight line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

A principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance, except from our government tenants, who usually pay rents monthly in arrears.  As of September 30, 2017, tenants representing 1.5% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant		Square Feet(1)	% of Total Square Feet(1)	% of Annualized Rental Revenue(2)	Weighted Average Remaining Lease Term
1.	Expedia, Inc.	427	4.4%	7.7%	2.3
2.	Groupon, Inc. (3)	376	3.9%	4.5%	8.4
3.	PNC Financial Services Group	363	3.7%	4.1%	9.3
4.	Flextronics International Ltd.	1,051	10.8%	3.9%	12.3
5.	Ballard Spahr LLP	219	2.2%	3.0%	12.4
6.	RE/MAX Holdings, Inc.	248	2.5%	2.8%	10.7
7.	Georgetown University	240	2.5%	2.5%	2.1
8.	Echo Global Logistics, Inc.	223	2.3%	2.2%	10.1
9.	West Corporation	336	3.5%	2.2%	11.5
10.	Wm. Wrigley Jr. Company	150	1.5%	2.1%	4.4
11.	ProQuest, LLC	131	1.3%	1.6%	3.7
12.	Level 3 Communications, LLC	95	1.0%	1.6%	8.4
13.	Jump Operations, LLC	113	1.2%	1.5%	3.3
	Total	3,972	40.8%	39.7%	8.7

(1)
Square footage is pursuant to existing leases as of September 30, 2017, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of September 30, 2017, plus estimated recurring expense reimbursements; includes triple net lease rents and excludes lease value amortization, straight line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

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

On July 15, 2017, we redeemed at par $250.0 million of our 6.65% senior unsecured notes due 2018 and recognized a loss on early extinguishment of debt of $0.2 million from the write off of unamortized deferred financing fees and the write off of an unamortized discount.
Regulation FD Disclosures
We intend to use any of the following to comply with our disclosure obligations under Regulation FD: press releases, SEC filings, public conference calls, or our website. We routinely post important information on our website at www.eqcre.com, including information that may be deemed to be material. We encourage investors and others interested in the company to monitor these distribution channels for material disclosures. Our website address is included in this Quarterly Report on Form 10-Q as a textual reference only and the information on the website is not incorporated by reference into this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017, Compared to Three Months Ended September 30, 2016

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Three Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	2017	2016	$ Change	% Change
	(dollars in thousands)
Rental income	$57,092	$55,051	$2,041	3.7%	$3,999	$37,671	$61,091	$92,722	$(31,631)	(34.1)%
Tenant reimbursements and other income	16,346	16,219	127	0.8%	361	5,691	16,707	21,910	(5,203)	(23.7)%
Operating expenses	(30,855)	(30,589)	(266)	0.9%	(1,525)	(18,724)	(32,380)	(49,313)	16,933	(34.3)%
Net operating income(3)	$42,583	$40,681	$1,902	4.7%	$2,835	$24,638	45,418	65,319	(19,901)	(30.5)%
Other expenses:
Depreciation and amortization							21,133	29,184	(8,051)	(27.6)%
General and administrative							11,689	13,277	(1,588)	(12.0)%
Total other expenses							32,822	42,461	(9,639)	(22.7)%
Operating income							12,596	22,858	(10,262)	(44.9)%
Interest and other income							7,596	3,013	4,583	152.1%
Interest expense							(11,510)	(21,427)	9,917	(46.3)%
Loss on early extinguishment of debt							(203)	—	(203)	(100.0)%
Gain on sale of properties, net							25,080	82,169	(57,089)	(69.5)%
Income before income taxes							33,559	86,613	(53,054)	(61.3)%
Income tax expense							(335)	(225)	(110)	48.9%
Net income							33,224	86,388	(53,164)	(61.5)%
Net income attributable to noncontrolling interest							(12)	—	(12)	100.0%
Net income attributable to Equity Commonwealth							33,212	86,388	(53,176)	(61.6)%
Preferred distributions							(1,997)	(1,997)	—	—%
Net income attributable to Equity Commonwealth common shareholders							$31,215	$84,391	$(53,176)	(63.0)%

(1)	Comparable properties consist of 20 properties (44 buildings) we owned continuously from July 1, 2016 to September 30, 2017.

(2)	Other properties consist of properties sold.

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

We refer to the 20 properties (44 buildings) we owned continuously from July 1, 2016 to September 30, 2017, as comparable properties.  We refer to the sold properties as other properties.  Our condensed consolidated statements of operations for the three months ended September 30, 2017 and 2016 include the operating results of 20 properties for the entire periods, as we owned these properties as of July 1, 2016.

Rental income. Rental income decreased $31.6 million, or 34.1%, in the 2017 period, compared to the 2016 period, primarily due to the properties sold in 2017 and 2016. Rental income increased $2.0 million, or 3.7%, at the comparable properties due to an increase in lease termination revenue and an increase in rents resulting from new leasing activity, partially offset by several large tenant lease expirations.

Rental income includes increases for straight line rent adjustments totaling $3.6 million in the 2017 period and $3.0 million in the 2016 period, and net reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $0.4 million in the 2017 period and $0.9 million in the 2016 period. Rental income also includes the recognition of lease termination fees totaling $1.5 million in the 2017 period and $1.8 million in the 2016 period.

Tenant reimbursements and other income. Tenant reimbursements and other income decreased $5.2 million, or 23.7%, in the 2017 period, compared to the 2016 period, primarily due to the properties sold in 2017 and 2016. Tenant reimbursements and other income increased $0.1 million, or 0.8%, at the comparable properties primarily due to an increase in reimbursements related to new leasing activity, partially offset by a decrease in utility expense.

Operating expenses. Operating expenses decreased $16.9 million, or 34.3%, in the 2017 period, compared to the 2016 period, primarily due to the properties sold in 2017 and 2016. Operating expenses increased $0.3 million, or 0.9%, at the comparable properties primarily due to an increase in real estate tax expense and an increase in maintenance and repairs, partially offset by a decrease in utility expense due to the milder weather in 2017 and a decrease in tenant usage.

Depreciation and amortization. Depreciation and amortization decreased $8.1 million, or 27.6%, in the 2017 period, compared to the 2016 period primarily due to properties sold in 2017 and 2016.

General and administrative. General and administrative expenses decreased $1.6 million, or 12.0%, in the 2017 period, compared to the 2016 period, primarily due to $1.7 million of compensation expenses in the 2016 period relating to a staffing reduction, and decreases in payroll and legal expenses, partially offset by a $0.9 million increase in share-based compensation expense.

Operating income. Operating income decreased $10.3 million, or 44.9%, in the 2017 period, compared to the 2016 period, primarily due to the properties sold in 2017 and 2016.

Interest and other income. Interest and other income increased $4.6 million in the 2017 period, compared to the 2016 period, primarily due to additional interest received on higher invested balances and higher average interest rates in 2017.

Interest expense. Interest expense decreased $9.9 million, or 46.3%, in the 2017 period, compared to the 2016 period, primarily due to the repayment of the $167.8 million mortgage debt at 1735 Market Street in November 2016, the prepayment of $250.0 million of our 6.25% senior unsecured notes in December 2016, the repayment of the $41.3 million mortgage debt at Parkshore Plaza in April 2017, the prepayment of $250.0 million of our 6.65% senior unsecured notes in July 2017, partially offset by an increase in interest expense related to our term loans as a result of an increase in interest rates.

Loss on early extinguishment of debt. The loss on early extinguishment of debt of $0.2 million in the 2017 period reflects the write off of unamortized deferred financing fees and the write off of an unamortized discount related to our repayment at par of $250.0 million of our 6.65% senior unsecured notes due 2018.

Gain on sale of properties, net. Gain on sale of properties, net decreased $57.1 million in the 2017 period, as compared to the 2016 period. Gain on sale of properties, net in the 2017 period primarily relates to the following (dollars in thousands):

Asset	Gain (Loss) on Sale
1500 Market Street	$38,585
6600 North Military Trail	(14,175)
Five Property Portfolio	702
$25,112

Gain on sale of properties, net in the 2016 period primarily relates to the following (dollars in thousands):

Asset	Gain (Loss) on Sale
111 River Street	$78,240
Sky Park Centre	4,745
Raintree Industrial Park	(653)
8701 N Mopac	8,394
South Carolina Industrial Portfolio	7,244
Midwest Portfolio	(15,808)
$82,162

Income tax expense. Income tax expense increased $0.1 million, or 48.9%, in the 2017 period, compared to the 2016 period, primarily due to the sale of properties in certain states.

Net income attributable to noncontrolling interest. In 2017, we granted LTIP Units. The net income attributable to noncontrolling interest of $12,000 in the 2017 period relates to the allocation of net income to the LTIP Unit holders.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2017, Compared to Nine Months Ended September 30, 2016

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	2017	2016	$ Change	% Change
	(dollars in thousands)
Rental income	$168,680	$164,932	$3,748	2.3%	$46,968	$159,413	$215,648	$324,345	$(108,697)	(33.5)%
Tenant reimbursements and other income	50,040	47,870	2,170	4.5%	3,260	24,919	53,300	72,789	(19,489)	(26.8)%
Operating expenses	(91,810)	(86,061)	(5,749)	6.7%	(18,941)	(71,903)	(110,751)	(157,964)	47,213	(29.9)%
Net operating income(3)	$126,910	$126,741	$169	0.1%	$31,287	$112,429	158,197	239,170	(80,973)	(33.9)%
Other expenses:
Depreciation and amortization							71,970	102,766	(30,796)	(30.0)%
General and administrative							35,727	38,766	(3,039)	(7.8)%
Loss on asset impairment							19,714	43,736	(24,022)	(54.9)%
Total other expenses							127,411	185,268	(57,857)	(31.2)%
Operating income							30,786	53,902	(23,116)	(42.9)%
Interest and other income							17,987	7,184	10,803	150.4%
Interest expense							(41,387)	(65,074)	23,687	(36.4)%
Loss on early extinguishment of debt							(266)	(118)	(148)	125.4%
Foreign currency exchange loss							—	(5)	5	(100.0)%
Gain on sale of properties, net							44,670	225,210	(180,540)	(80.2)%
Income before income taxes							51,790	221,099	(169,309)	(76.6)%
Income tax expense							(555)	(465)	(90)	19.4%
Net income							51,235	220,634	(169,399)	(76.8)%
Net income attributable to noncontrolling interests							(18)	—	(18)	(100.0)%
Net income attributable to Equity Commonwealth							51,217	220,634	(169,417)	(76.8)%
Preferred distributions							(5,991)	(15,959)	9,968	(62.5)%
Excess fair value of consideration paid over carrying value of preferred shares							—	(9,609)	9,609	(100.0)%
Net income attributable to Equity Commonwealth common shareholders							$45,226	$195,066	$(149,840)	(76.8)%

(1)	Comparable properties consist of 20 properties (44 buildings) we owned continuously from January 1, 2016 to September 30, 2017.

(2)	Other properties consist of properties sold.

(3)	See Note 3 on page 25 for further information regarding NOI.

We refer to the 20 properties (44 buildings) we owned continuously from January 1, 2016 to September 30, 2017, as comparable properties.  We refer to the sold properties as other properties.  Our condensed consolidated statements of operations for the nine months ended September 30, 2017 and 2016 include the operating results of 20 properties for the entire periods, as we owned these properties as of January 1, 2016.

Rental income. Rental income decreased $108.7 million, or 33.5%, in the 2017 period, compared to the 2016 period, primarily due to the properties sold in 2017 and 2016. Rental income at the comparable properties increased $3.7 million, or 2.3%, due to an increase in lease termination fees and an increase in rents resulting from new leasing activity, partially offset by several large tenant lease expirations and lease contractions.

Rental income includes increases for straight line rent adjustments totaling $12.5 million in the 2017 period and $12.4 million in the 2016 period, and net reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $1.5 million in the 2017 period and $5.9 million in the 2016 period. Rental income also includes the recognition of lease termination fees totaling $4.0 million in the 2017 period and $19.6 million in the 2016 period.

Tenant reimbursements and other income. Tenant reimbursements and other income decreased $19.5 million, or 26.8%, in the 2017 period, compared to the 2016 period, primarily due to the properties sold in 2017 and 2016. Tenant reimbursements and other income increased $2.2 million, or 4.5%, at our comparable properties primarily due to an increase in real estate tax reimbursements and an increase in reimbursements related to new leasing activity, partially offset by a decrease in utility expense.

Operating expenses. Operating expenses decreased $47.2 million, or 29.9%, in the 2017 period, compared to the 2016 period, primarily due to the properties sold in 2017 and 2016. Operating expenses increased $5.7 million, or 6.7%, at the comparable properties primarily due to an increase in real estate tax expense, partially offset by a decrease in utility expense due to the milder weather in 2017 and a decrease in tenant usage.

Depreciation and amortization. Depreciation and amortization decreased $30.8 million, or 30.0%, in the 2017 period, as compared to the 2016 period, primarily due to the properties sold in 2017 and 2016.

General and administrative. General and administrative expenses decreased $3.0 million, or 7.8%, in the 2017 period, compared to the 2016 period, primarily due to $1.7 million of compensation expenses in the 2016 period related to a staffing reduction, a $1.0 million decrease related to the shareholder approved reimbursement of expenses incurred by Related/Corvex in connection with their consent solicitation to remove our former Trustees and decreases in technology, payroll and legal expenses, partially offset by a $2.7 million increase in share-based compensation expense.

Loss on asset impairment. We recorded impairment charges of $19.7 million in the 2017 period related to 25 S. Charles Street and the Five Property Portfolio, based upon the shortening of our expected period of ownership and updated market information in accordance with our impairment analysis procedures. We recorded impairment charges of $43.7 million in the 2016 period related to 111 Monument Circle, 101-115 W. Washington Street and 100 East Wisconsin Avenue, based upon the shortening of our expected periods of ownership and updated market information in accordance with our impairment analysis procedures.

Operating income. Operating income decreased $23.1 million, or 42.9%, in the 2017 period, compared to the 2016 period, primarily due to the properties sold in 2017 and 2016, partially offset by a decrease in the loss on asset impairment.

Interest and other income. Interest and other income increased $10.8 million in the 2017 period, as compared to the 2016 period, primarily due to additional interest received on higher invested balances and higher average interest rates in 2017.

Interest expense. Interest expense decreased $23.7 million, or 36.4%, in the 2017 period, compared to the 2016 period, primarily due to the prepayment of $139.1 million of our 6.25% senior unsecured notes in February 2016, the repayment of the $167.8 million mortgage debt at 1735 Market Street in November 2016, the prepayment of $250.0 million of our 6.25% senior unsecured notes in December 2016, the repayment of the $41.3 million mortgage debt at Parkshore Plaza, the prepayment of $250.0 million of our 6.65% senior unsecured notes in July 2017 and a decrease in amortization of deferred financing fees, partially offset by an increase in interest expense related to our term loans as a result of an increase in interest rates.

Loss on early extinguishment of debt. The loss on early extinguishment of debt of $0.3 million in the 2017 period reflects prepayment fees and the write off of unamortized deferred financing fees, net of the write off of an unamortized premium related to our repayment at par of $41.3 million of mortgage debt at Parkshore Plaza and the write off of unamortized deferred financing fees and the write off of an unamortized discount related to our repayment at par of $250.0 million of our 6.65% senior unsecured notes due 2018. The loss on early extinguishment of debt of $0.1 million in the 2016 period reflects the write-off of an unamortized discount and unamortized deferred financing fees related to our redemption of $139.1 million of our 6.25% senior unsecured notes due 2016.

Gain on sale of properties, net. Gain on sale of properties, net decreased $180.5 million in the 2017 period as compared to the 2016 period. Gain on sale of properties, net in the 2017 period primarily relates to the following (dollars in thousands):

Asset	Gain (Loss) on Sale
111 Market Place	$(5,968)
Cabot Business Park Land	(57)
Parkshore Plaza	(2,460)
25 S. Charles Street	(3,487)
802 Delaware Avenue	9,046
1500 Market Street	38,585
6600 North Military Trail	(14,175)
Seton Center Portfolio	22,479
Five Property Portfolio	702
$44,665

Gain on sale of properties, net in the 2016 period primarily relates to the following (dollars in thousands):

Asset	Gain (Loss) on Sale
Executive Park	$16,531
3330 N Washington Boulevard	5,455
111 East Kilbourn Avenue	14,677
1525 Locust Street	8,956
633 Ahua Street	15,963
Lakewood on the Park	13,616
Leased Land	15,914
9110 East Nichols Avenue	642
111 River Street	78,240
Sky Park Centre	4,745
Raintree Industrial Park	(653)
8701 N Mopac	8,394
Downtown Austin Portfolio	20,584
Movie Theater Portfolio	30,595
South Carolina Industrial Portfolio	7,244
Midwest Portfolio	(15,808)
$225,095

Income tax expense. Income tax expense increased $0.1 million, or 19.4%, in the 2017 period, compared to the 2016 period, primarily due to the sale of properties in certain states.

Net income attributable to noncontrolling interest. In 2017, we granted LTIP Units. The net income attributable to noncontrolling interest of $18,000 in the 2017 period relates to the allocation of net income to the LTIP Unit holders.

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

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As of September 30, 2017, we had $2.5 billion of cash and cash equivalents and marketable securities.  We expect to use our cash balances, cash flow from our operations and proceeds of any future property sales to fund our operations, repay debt, make distributions, purchase our common shares, acquire assets or entities, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

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

Cash flows provided by (used in) operating, investing and financing activities were $64.3 million, $372.7 million and $(298.6) million, respectively, for the nine months ended September 30, 2017, and $116.7 million, $943.9 million and $(458.2) million, respectively, for the nine months ended September 30, 2016.  Changes in these three categories of our cash flows between 2017 and 2016 are primarily related to a decrease in property net operating income, real estate improvements, dispositions of properties, purchase of marketable securities, redemption of preferred shares, repayments of debt and repurchase of our common shares.

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

Borrowings under our revolving credit facility currently bear interest at LIBOR plus a spread, which was 125 basis points as of September 30, 2017.  We also pay a facility fee of 25 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Both the interest rate spread and the facility fee are subject to adjustment based upon changes to our credit ratings.  We are allowed to borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  As of September 30, 2017, the interest rate payable on borrowings under our revolving credit facility was 2.48%.  As of September 30, 2017, we had no balance outstanding under our revolving credit facility.

Our term loans currently bear interest at a rate of LIBOR plus a spread, which was 140 and 180 basis points for the 5-year and 7-year term loan, respectively, as of September 30, 2017.  The interest rate spread is subject to adjustment based upon changes to our credit ratings.  As of September 30, 2017, the interest rate for the amounts outstanding under our term loan was 2.63% and 3.03% for the 5-year and 7-year term loan, respectively. As of September 30, 2017, our 5-year and 7-year term loans each had outstanding balances of $200.0 million.

During the nine months ended September 30, 2017, we paid an aggregate of $6.0 million of distributions on our series D preferred shares.  On October 12, 2017, we announced that our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which is expected to be paid on November 15, 2017 to shareholders of record on October 30, 2017.

On March 17, 2016, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. In March 2017, this share repurchase authorization, of which $106.6 million was not utilized, expired. On March 15, 2017, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. During the nine months ended September 30, 2017, we did not purchase any common shares.

During the nine months ended September 30, 2017, we purchased $276.2 million of marketable securities. For further information about our marketable securities, see Note 4 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Our outstanding debt maturities and weighted average interest rates as of September 30, 2017, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
Year	Unsecured Floating Rate Debt	Unsecured Fixed Rate Debt		Secured Fixed Rate Debt	Total(1)	Weighted Average Interest Rate(2)
2017	$—	$—		$359	$359	6.0%
2018	—	—		1,487	1,487	6.0%
2019	—	—		1,580	1,580	6.0%
2020	200,000	250,000		1,674	451,674	4.4%
2021	—	—		25,982	25,982	5.7%
2022	200,000	—		799	200,799	3.0%
2023	—	—		702	702	5.7%
2024	—	—		743	743	5.7%
2025	—	—		787	787	5.7%
2026	—	—		204	204	5.7%
Thereafter	—	175,000	(3)	—	175,000	5.8%
	$400,000	$425,000		$34,317	$859,317	4.4%

(1)	Total debt outstanding as of September 30, 2017, including net unamortized premiums and discounts and net unamortized deferred financing costs, equals $850,576.

(2)	Weighted based on current contractual interest rates.

(3)	The 5.75% senior unsecured notes due 2042 are callable at par through maturity.

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

During the nine months ended September 30, 2017, we sold 13 properties (20 buildings) and one land parcel with a combined 5,099,423 square feet for an aggregate sales price of $755.7 million, excluding closing costs. For more information regarding these transactions, see Notes 3 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

During the three and nine months ended September 30, 2017 and 2016, amounts capitalized at our properties, including properties sold, for tenant improvements, leasing costs and building improvements were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Tenant improvements(1)	$3,015	$20,411	$22,751	$65,339
Leasing costs(2)	3,070	2,292	12,665	22,666
Building improvements(3)	8,469	8,942	20,569	23,196

(1)	Tenant improvements include capital expenditures to improve tenants’ spaces.

(2)	Leasing costs primarily include brokerage commissions and legal expenses.

(3)
Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.

During the three months ended September 30, 2017, commitments made for expenditures in connection with leasing space at our properties were as follows (dollar and square foot measures in thousands):

	New Leases	Renewals	Total
Rentable square feet leased during the period	192	81	273
Tenant improvements and leasing commissions	$9,577	$1,455	$11,032
Tenant improvements and leasing commissions per rentable square foot	$49.75	$18.00	$40.37
Weighted average lease term by square foot (years)	9.0	4.0	7.5
Total tenant improvements and leasing commissions per rentable square foot per year	$5.51	$4.51	$5.35

Debt Covenants

Our unsecured debt obligations at September 30, 2017 were our term loans and our publicly issued senior unsecured notes. Our public debt indenture and related supplements and our credit agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios.  At September 30, 2017, we believe we were in compliance with all covenants under both our indenture and related supplements, and under our credit agreement.  In addition to our unsecured debt obligations, we had $35.0 million (including net unamortized premiums and net unamortized deferred financing costs) of mortgage notes outstanding at September 30, 2017.

None of our indenture and related supplements, our credit agreement, or our mortgage notes contain provisions for acceleration or require us to provide collateral security which could be triggered by our debt ratings.  However, our senior debt rating is used to determine the interest rate and the fees payable under our credit agreement.

Off Balance Sheet Arrangements

As of September 30, 2017, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We had no swaps or hedges as of September 30, 2017, other than the interest rate cap described in Note 10 to the notes to our condensed consolidated financial statements, and under “Quantitative and Qualitative Disclosures About Market Risk” included in Part I, Item 3 of this Quarterly Report.

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
The following table provides a reconciliation of net income to FFO attributable to Equity Commonwealth common shareholders and unitholders and a calculation to Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Reconciliation to FFO:
Net income	$33,224	$86,388	$51,235	$220,634
Real estate depreciation and amortization	20,842	28,907	71,077	102,015
Loss on asset impairment	—	—	19,714	43,736
Gain on sale of properties, net	(25,080)	(82,169)	(44,670)	(225,210)
FFO attributable to Equity Commonwealth	28,986	33,126	97,356	141,175
Preferred distributions	(1,997)	(1,997)	(5,991)	(15,959)
Excess fair value of consideration paid over carrying value of preferred shares	—	—	—	(9,609)
FFO attributable to Equity Commonwealth common shareholders and unitholders	$26,989	$31,129	$91,365	$115,607

Reconciliation to Normalized FFO:
FFO attributable to Equity Commonwealth common shareholders and unitholders	$26,989	$31,129	$91,365	$115,607
Lease value amortization	388	882	1,479	5,870
Straight line rent adjustments	(3,557)	(2,954)	(12,487)	(12,384)
Loss on early extinguishment of debt	203	—	266	118
Transition-related expenses	—	(138)	—	999
Foreign currency exchange loss	—	—	—	5
Excess fair value of consideration paid over carrying value of preferred shares	—	—	—	9,609
Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders	$24,023	$28,919	$80,623	$119,824

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

A reconciliation of NOI to net income for the three and nine months ended September 30, 2017 and 2016, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rental income	$61,091	$92,722	$215,648	$324,345
Tenant reimbursements and other income	16,707	21,910	53,300	72,789
Operating expenses	(32,380)	(49,313)	(110,751)	(157,964)
NOI	$45,418	$65,319	$158,197	$239,170

NOI	$45,418	$65,319	$158,197	$239,170
Depreciation and amortization	(21,133)	(29,184)	(71,970)	(102,766)
General and administrative	(11,689)	(13,277)	(35,727)	(38,766)
Loss on asset impairment	—	—	(19,714)	(43,736)
Operating income	12,596	22,858	30,786	53,902

Interest and other income	7,596	3,013	17,987	7,184
Interest expense	(11,510)	(21,427)	(41,387)	(65,074)
Loss on early extinguishment of debt	(203)	—	(266)	(118)
Foreign currency exchange loss	—	—	—	(5)
Gain on sale of properties, net	25,080	82,169	44,670	225,210
Income from continuing operations before income taxes	33,559	86,613	51,790	221,099
Income tax expense	(335)	(225)	(555)	(465)
Net income	$33,224	$86,388	$51,235	$220,634

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

At September 30, 2017, our outstanding fixed rate debt consisted of the following senior unsecured notes and secured mortgage notes (dollars in thousands):

Senior Unsecured Notes:

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense(1)	Maturity	Open at Par Date
5.875% senior unsecured notes due 2020	$250,000	5.88%	$14,688	9/15/2020	3/15/2020
5.750% senior unsecured notes due 2042	175,000	5.75%	10,063	8/1/2042	Open
	$425,000		$24,751

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

No principal repayments are due under our senior unsecured notes until maturity.

Secured Mortgage Notes:

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense(1)	Maturity	Open at Par Date
206 East 9th Street	$26,666	5.69%	$1,601	1/5/2021	7/5/2020
33 Stiles Lane	2,119	6.75%	201	3/1/2022	12/1/2021
97 Newberry Road	5,532	5.71%	378	3/1/2026	None
	$34,317		$2,180

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

Cap Agreement

We entered into an interest rate cap agreement on March 4, 2016, effective April 1, 2016, to manage our interest rate risk exposure on $400.0 million of floating rate debt, which requires us to pay interest at a rate equal to a spread over LIBOR. The interest rate cap has a maturity date of March 1, 2019. From and after the effective date, this interest rate cap agreement reduces our exposure to variability in expected future cash outflows attributable to changes in LIBOR, relating to a portion of our outstanding floating rate debt, by protecting us from increases in the hedged cash flows on our floating rate debt attributable to changes in LIBOR above the strike rate of the interest rate cap. As of September 30, 2017, the fair value of our derivative instruments included in other assets and cumulative other comprehensive income (loss) in our condensed consolidated balance sheet totaled $14,000.

Fixed Rate Debt

Because our fixed rate unsecured and secured notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations.  If all of these notes were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $4.6 million.

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

Floating Rate Debt

At September 30, 2017, our outstanding floating rate debt consisted of our term loans.  Our $200.0 million 5-year term loan matures in January 2020 and our $200.0 million 7-year term loan matures in January 2022.  Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus spreads that are subject to adjustment based upon changes to our credit ratings, but as of September 30, 2017, we had no balance outstanding and $750.0 million available under our revolving credit facility.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  Effective April 1, 2016, we entered into an interest rate cap agreement with respect to $400.0 million of floating rate debt, as described above under “Cap Agreement.” In addition, upon renewal or refinancing of our revolving credit facility or term loan, we are vulnerable to increases in interest rates due to market conditions or our perceived credit risk.  Generally, a change in market interest rates would not affect the value of these floating rate debts, but would affect our operating results.

The following table presents the impact a 100 basis point increase in interest rates would have on our floating rate interest expense as of September 30, 2017 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year(1)	Outstanding Debt	Total Interest Expense Per Year
Term loans at September 30, 2017	2.63%/3.03%	$400,000	$11,329
100 basis point increase	3.63%/4.03%	$400,000	$15,329

(1)	Based on the interest rates and outstanding borrowings of our floating rate debt as of September 30, 2017.

Foreign Currency Risk

As of September 30, 2017, we do not have any foreign currency risk.
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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.3
Indenture, dated as of July 9, 1997, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File Number 001-09317.)

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
President and Chief Executive Officer
Dated: October 25, 2017

By:	/s/ Adam S. Markman
Adam S. Markman
Executive Vice President, Chief Financial Officer and Treasurer
Dated: October 25, 2017