Form 10-K
period 2017-12-31
Equity Commonwealth
filed 2018-02-15
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
 ☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting common shares of beneficial ownership, $0.01 par value, or common shares, of the registrant held by non-affiliates was $3.9 billion based on the $31.60 closing price per common share on the New York Stock Exchange on June 30, 2017.
Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of February 12, 2018:  124,427,966.
DOCUMENTS INCORPORATED BY REFERENCE
Certain Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the definitive Proxy Statement for the 2018 Annual Meeting of Shareholders, which Equity Commonwealth intends to file no later than 120 days after the end of its fiscal year ended December 31, 2017, or our definitive Proxy Statement.

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

EQUITY COMMONWEALTH
2017 FORM 10-K ANNUAL REPORT

EXPLANATORY NOTE

References in this Annual Report on Form 10-K to the Company, EQC, we, us or our, refer to Equity Commonwealth and its consolidated subsidiaries as of December 31, 2017, unless the context indicates otherwise.

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

The Company now conducts and intends to continue to conduct substantially all of its activities through the Operating Trust. The Company beneficially owned 99.97% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust (OP Units) as of December 31, 2017, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the exclusive power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.
At December 31, 2017, our portfolio, excluding properties held for sale, included 16 properties, with a combined 8.7 million square feet for a total investment of $1.7 billion at cost and a depreciated book value of $1.3 billion. After our new Board of Trustees was elected in 2014, we hired new executive officers and employees while transitioning from external management to internal management. Thereafter, we undertook a comprehensive review of our portfolio and operations, developing a strategy to maximize value through the disposition of a significant portion of our assets in order to reshape our portfolio to focus on higher quality properties in better, long-term markets. From 2014 through December 31, 2017, we disposed of 151 properties and three land parcels totaling 36.3 million square feet for an aggregate gross sales price of $4.3 billion, excluding closing credits, closing costs and mortgage debt repayments, and our entire stake of common shares of Select Income REIT and its consolidated subsidiaries (SIR) for $704.8 million. As a result of these dispositions, we have concentrated our portfolio, exiting 109 cities, 22 states and Australia.
We remain focused on creating value through proactive asset management and improving operating results, while evaluating opportunities to invest capital in high-quality assets or businesses in favorable markets that offer a compelling risk-reward profile. We have generated significant proceeds from dispositions. We retired $2.4 billion of debt and preferred shares since 2014 and have $2.6 billion of cash and cash equivalents and marketable securities as of December 31, 2017. The set of opportunities that we pursue in the future may include acquisitions of office as well as other property types in order to create a foundation for long-term growth. Alternatively, if we do not redeploy capital, we may decide to sell or liquidate the Company if such a sale or liquidation maximizes shareholder value.
As of December 31, 2017, we had 54 full-time employees. Our principal executive offices are located at Two North Riverside Plaza, Suite 2100, Chicago, Illinois 60606, our telephone number is (312) 646-2800 and our website is www.eqcre.com. The content on any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.
Policies with Respect to Certain Activities
The discussion below sets forth certain additional information regarding our investment, repositioning, disposition and financing policies. These policies are established by our Board of Trustees and may be changed by our Board of Trustees at any time without shareholder approval.
Investment Policies.    In evaluating potential investments and asset sales, we consider various factors, including but not limited to the following:

•	the historical and projected rents received and likely to be received from the property;

•	the historical and expected operating expenses, including real estate taxes, incurred and expected to be incurred at the property;

•	the growth, tax and regulatory environments of the market in which the property is located;

•	the quality and credit worthiness of the property's tenants;

•	occupancy and demand for similar properties in the same or nearby markets;

•	the construction quality, physical condition and design of the property, and expected capital expenditures that may be needed to be made to the property;

•	the location and type of property; and

•	the pricing of comparable properties as evidenced by recent market sales.
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
Disposition and Office Repositioning Strategy.    In October 2014, our Board of Trustees implemented a disposition strategy. This strategy resulted from a comprehensive review of our portfolio and operations after our transition from external management to internal management in 2014. To reshape our portfolio to higher quality assets, we sought to dispose of properties that had one or more of the following attributes:

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
Financing Policies.    Our credit agreement and our debt indenture and its supplements contain financial covenants that, among other things, restrict our ability to incur indebtedness and require us to maintain certain financial ratios and a minimum net worth. Our Board of Trustees may determine to seek additional capital through equity offerings, debt financings, retention of cash flows in excess of distributions to shareholders or a combination of these methods. Two of our properties are encumbered by mortgages. To the extent that our Board of Trustees decides to obtain additional debt financing, we may do so on an unsecured basis or a secured basis, subject to limitations in existing financing or other contractual arrangements; we may seek to obtain other lines of credit or to issue securities senior to our common and/or preferred shares, including preferred shares or debt securities which may be convertible into common shares or be accompanied by warrants to purchase common shares; or we may engage in transactions which involve a sale or other conveyance of properties to affiliated or unaffiliated entities. We may finance acquisitions by an exchange of properties, by borrowing under our credit facility, by assuming outstanding mortgage debt on the acquired properties, by the issuance of additional equity or debt securities or by using retained cash flow from operations and dispositions. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties. We may from time to time re-evaluate and modify our financing policies in light of then current market conditions, relative availability and costs of debt and equity capital, the changing values of properties, growth and acquisition opportunities and other factors, and we may increase or decrease our ratio of debt to total capitalization.
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
Environmental and Climate Change Matters.    Under various federal, state and local laws related to environmental, health and safety matters, owners, operators and tenants of real estate may be subject to liabilities resulting from the presence of hazardous substances, waste or petroleum products at, on, under, or emanating from such property, including costs for investigating and remediating or removing hazardous substances present at or migrating from such properties, liabilities for property damage or personal injuries, natural resource damages, and costs and losses arising from property use restrictions or diminution in value. We, or our tenants, also may incur liability for failing to comply with environmental, health and safety laws. We do not believe that there are environmental conditions or issues at any of our properties that have had or will have a material adverse effect on us. However, no assurances can be given that conditions or issues are not present at our properties or that costs we may be required to incur in the future to remediate contamination or comply with environmental, health and safety laws will not have a material adverse effect on our business or financial condition.
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
The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to impact carbon emissions. We believe these laws may cause energy costs at our properties to increase, but we do not expect the direct impact of these increases to be material to our results of operations because the increased costs either would be the responsibility of our tenants directly or in large part may be passed through by us to our tenants as additional lease payments. Laws enacted to mitigate climate change may cause us to make material investments in our properties which could materially and adversely affect our financial condition. We evaluate ways to improve the energy efficiency at all of our properties. For more information regarding climate change matters and their possible adverse impact on us, see "Risk Factors—Risks Related to Our Business—We may be adversely affected by laws, regulations or other issues related to climate change" in Part I, Item 1A of this Annual Report on Form 10-K.
Information About Industry Segments
Our primary business is the ownership and operation of office properties, and we account for the operations of all our properties in one reporting segment, as further described in Note 18 of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Information About Geographic Areas

As of December 31, 2017 and 2016, all of our assets were located in the United States. We owned assets in Australia prior to the sale of these assets in June 2015. For the year ended December 31, 2015, we recognized revenues in Australia of $12.7 million.

Regulation FD Disclosures and Internet Website
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
Copies of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of our Audit, Compensation and Nominating and Corporate Governance committees are posted on our website and may be obtained free of charge by writing to our Secretary, Equity Commonwealth, Two North Riverside Plaza, Suite 2100, Chicago, Illinois 60606. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. Any shareholder or other interested party who desires to communicate with our Board of Trustees, or our non-management Trustees, individually or as a group, may do so by contacting our investor relations department through our website. Our website address is included in this Annual Report on Form 10-K as a textual reference only and the information on the website is not incorporated by reference into this Annual Report on Form 10-K.
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
Risks Related to Our Business
We may be unsuccessful in repositioning our portfolio through dispositions or acquisitions, which could negatively impact our stockholders' return on investment.

We are seeking to continue selling properties and to reinvest the capital from dispositions, but we cannot provide any assurances that we will be successful. The ability of our management team to reposition our portfolio depends substantially on identifying and completing dispositions and acquisitions at favorable prices. If we are unable to do so, then we will be unable to complete our portfolio repositioning, which could negatively impact our stockholders' return on investment.

If we are unable to make successful acquisitions, we may decide to sell or liquidate the Company, which could negatively impact our stockholders' return on investment.

We may not be successful in making acquisitions using the significant cash we have accumulated from prior dispositions. Our ability to identify and consummate acquisitions of properties or businesses is subject to significant risks, including the following:

•	We may be unable to identify attractive acquisition opportunities;

•	We may be unable to make acquisitions at favorable prices;

•	We may be unable to make an acquisition because of competition from other real estate investors, such as publicly traded REITs and institutional investment funds; and

•	We may be unable to finance acquisitions on favorable terms or at all.

If we are unable to make acquisitions on favorable terms, we may sell or liquidate the Company. The Board of Trustees and management regularly evaluate the best course of action for the Company and have not set a timetable for making any decision regarding a sale or liquidation of the Company. If a sale or liquidation of the Company occurs, our common shareholders' return on investment could be negatively impacted.

We may make acquisitions that are viewed unfavorably by our investors, which could negatively affect our stock price.
We may make acquisitions that are viewed unfavorably by our investors. We evaluate a range of opportunities, including portfolios of properties, individual properties and businesses. As our portfolio has decreased in size, a significant acquisition will have a greater impact on our Company. Our investors may view an acquisition that we make unfavorably for a number of reasons, including because they believe we overvalued the acquired assets or they disfavor the property type, quality or location of the acquired assets. If we make a significant acquisition that is viewed unfavorably by our investors, then our stock price could be negatively affected.

We may incur significant costs pursuing acquisition opportunities that we can not consummate, which could adversely affect our results of operations.

We may incur significant costs pursuing acquisitions that we never consummate. For example, when we investigate acquisition opportunities, we typically incur expenses exploring such opportunities. Such costs include those related to due diligence and legal, advisory and consulting fees. The incurrence of failed pursuit costs could adversely affect our results of operations.

We may encounter unanticipated difficulties relating to acquired properties, which may inhibit our growth and have a material adverse effect on us.
Even if we are able to make acquisitions on favorable terms, we might encounter unanticipated difficulties and expenditures relating to acquired properties. For example, notwithstanding pre-acquisition due diligence, we could acquire a property that contains undisclosed defects in design or construction. Similarly, properties we acquire may be subject to unknown liabilities without any recourse or with only limited recourse, such as liabilities for clean-up of environmental contamination, claims by customers, vendors or other persons dealing with the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties. In addition, after our acquisition of a property, the market in which the acquired property is located may experience unexpected changes that adversely affect the property's value. The occupancy of properties that we acquire may decline during our ownership, and rents that are in effect at the time a property is acquired may decline thereafter. Also, our property operating and capital costs for acquisitions may be higher than we anticipate and acquisitions of properties may not yield the returns we expect and may result in shareholder dilution. We may not integrate properties or businesses we acquire successfully or anticipated synergies, revenues, cost-savings or operating metrics may not be achieved or be less than we estimated. For these reasons, among others, our business plan to acquire additional properties may not be successful.
We may make dispositions on unfavorable terms or that result in expenses or reputational harm.
Our current business plan focuses on owning larger office buildings in central business districts and major urban areas in markets and sub-markets with favorable long-term supply and demand fundamentals. In order to execute this strategy, we will need to selectively dispose of certain assets, hold other assets and acquire new assets. We may not be able to find attractive sale opportunities for assets we wish to dispose of in order to execute our repositioning strategy or that any sale will be completed in a timely manner, if at all. Our ability to continue to sell certain of our properties, and the prices we receive in any such sales, may be negatively affected by many factors. In particular, these factors could arise from weakness in or the lack of an established market for a property, the illiquid nature of real estate assets, changes in the financial condition or prospects of tenants and prospective purchasers, a limited number of prospective purchasers in certain markets, increase in the cost of or lack of availability of debt, the number of competing properties on the market, a deterioration in current local, national or international economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. In addition, provisions of the Code relating to REITs may limit our ability to sell properties. See risk factor below “Risks Related to Our Taxation as a REIT—The tax on “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for U.S. federal income tax purposes.” For these reasons, we may be unable to sell certain of our properties for an extended period of time or at all, our business plan to sell certain of our properties may not succeed, and we may incur expenses and reputational harm.

We may not decrease our general and administrative expenses as the size of our portfolio decreases, which could have a negative effect on our results of operations.

Because our current strategy is to grow through acquisitions, we maintain a level of staffing that we believe will enable us to effectively identify acquisition opportunities and integrate any acquisitions that we complete. As a result of this strategy, our general and administrative expenses may be higher than if we were not seeking growth through acquisitions. If we are unable to grow through acquisitions and do not decrease our general and administrative expenses proportionately as we sell assets, our profitability and our results of operations could be adversely affected.

Our reliance upon CBRE, Inc., or CBRE, for third party property management may have a negative effect on our financial condition and results of operations.

We have engaged CBRE to provide property management services for our properties pursuant to a master property management agreement. The successful operation and management of our properties requires significant coordination between us and CBRE. Additionally, since the expiration of the initial term of our agreement with CBRE in September 2016, CBRE can terminate the property management agreement, as a whole or as to any one or more of our properties, without cause upon providing three months’ notice, and we are permitted to terminate the property management agreement, as a whole or as to any one or more of our properties, without cause upon 60 days’ notice. If we are unable to successfully coordinate with CBRE with respect to property management or the property management agreement with CBRE is terminated, in whole or in part, our operations could be disrupted, which may have a negative effect on our financial condition and results of operations.

We are currently dependent upon economic conditions relating to the commercial office real estate market, and adverse economic or regulatory developments in this market could materially and adversely affect our results of operations.
Our business is influenced by the economic and regulatory environment (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation). Such adverse developments could materially reduce the value of our real estate portfolio and our rental revenues, and thus materially and adversely affect our ability to service current debt and to pay distributions to shareholders. If economic conditions in our market worsen or fail to grow at a sufficient pace, we may experience reduced demand from tenants for our properties. In particular, as we have concentrated our portfolio in fewer markets, we are increasingly exposed to regional and local adverse economic and other conditions that could have a negative effect on our results of operations. A significant economic downturn in one or more of our markets could adversely affect our results of operations.

Future impairment charges could have a material adverse effect on our results of operations in the period for which the charge occurs.

We periodically evaluate the recoverability of the carrying values of each of the real estate assets that comprise our portfolio. In undertaking our portfolio reviews, we comprehensively review our portfolio to evaluate whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may not be recoverable. We recorded impairment charges of $19.7 million, $58.5 million and $17.2 million during the years ended December 31, 2017, 2016 and 2015, respectively, based upon updated market information in accordance with our impairment analysis procedures. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets.
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

If global market and economic conditions worsen, our business, financial condition and results of operations could be adversely affected.

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

We rely on the financial condition of our tenants and would be harmed by a weakening of such condition or the inability of our tenants to pay rent.

Our performance depends on the financial condition of our tenants and their ability to fulfill their lease obligations by paying their rental payments in a timely manner. As a result, we would be harmed if one or more of our major tenants, or a number of our smaller tenants, were to experience financial difficulties, including bankruptcy, insolvency, or general downturn of business. As of December 31, 2017, the 13 largest tenants in our operating portfolio represented approximately 43.8% of our annualized rental revenue. The inability of a major tenant to pay rent, or the bankruptcy or insolvency of a major tenant, may adversely affect income. If any of our major tenants were to experience a downturn in its business, or a weakening of its financial condition, such an event could have an adverse effect on our investment or our financial condition.

Significant competition for tenants may reduce rents which could materially and adversely affect our company.
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
As of December 31, 2017, leases representing 4.7% of our portfolio square footage will expire by the end of 2018 and an additional 10.0% of our portfolio square footage will expire by the end of 2019. When we renew leases or lease to new tenants we may receive less rent than we currently receive. Market conditions may require us to lower our rents to retain tenants. When we lease to new tenants or renew leases we may have to spend substantial amounts for leasing commissions, tenant improvements or tenant inducements. Many of our leases are for properties that are specially suited to the particular business of our tenants. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant. In general, tenants have been seeking to increase their space utilization under their leases, including reducing the amount of square footage per employee at leased properties, which may reduce the demand for leased space. If a significant number of such events occur, our income and cash flow may materially decline and our ability to make regular distributions to our shareholders may be jeopardized.
We derive a significant portion of our revenues from ten of our properties, which puts us at risk of losses at such properties having a material adverse effect on our business.
 As of December 31, 2017, approximately 85.6% of our annualized rental revenue was derived from 10 of our 16 properties. Events that negatively impact one or more of these properties, such as a natural disaster, would have a much larger adverse effect on our revenues than a corresponding occurrence affecting a less significant property. If the revenues generated by one or more of these properties were to decline substantially, such decline could have a material adverse effect on our business.
The loss of key personnel, including our senior management team, could adversely affect our results of operations and financial condition.
The loss of key personnel could negatively affect our ability to operate effectively and could have a negative result on our business. The execution of our repositioning strategy and management of our operations depend to a significant degree on our senior management team. Our senior management team has extensive experience and a strong reputation in the real estate industry, which aid us in identifying opportunities, having opportunities brought to us, and negotiating with tenants. If we are unable to attract and retain skilled executives, our results of operations and financial condition could be adversely affected.
We have substantial debt obligations which could materially and adversely affect our cost of operations.
As of December 31, 2017, we had $848.6 million in debt outstanding, which was 20.0% of our total book capitalization. As a result, we are and expect to be subject to the risks normally associated with debt financing, including that:

•	interest rates may rise;

•	our cash flow will be insufficient to make required payments of principal and interest;

•	any refinancing will not be on terms as favorable as those of our existing debt;

•	required payments on mortgages and on our other debt are not reduced if the economic performance of any property declines;

•	debt service obligations will reduce funds available for distribution to our shareholders;

•	any default on our debt, due to noncompliance with financial covenants or otherwise, could result in acceleration of those obligations;

•	we may be unable to refinance or repay the debt as it becomes due, and

•	if our degree of leverage is viewed unfavorably by lenders or potential joint venture partners, it could affect our ability to obtain additional financing.
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
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information of tenants and lease data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant information, such as individually identifiable information relating to financial accounts. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced to third party service providers. In addition, information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber attacks. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems' improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers, including ransom attacks, and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.
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

We do not carry insurance for generally uninsurable losses such as loss from riots, war or acts of God. Some of our policies, such as those covering losses due to terrorism, hurricanes, earthquakes and floods, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover all losses. If we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical or undesirable to use insurance proceeds to replace a property after it has been damaged or destroyed. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

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

Actual or threatened terrorist attacks, crimes, shootings, other acts of violence or other incidents beyond our control may adversely affect our ability to generate revenues and the value of our properties.

We have significant investments in large metropolitan markets that have been or may be in the future the targets of actual or threatened terrorism attacks, crimes, shootings, other acts of violence or other incidents beyond our control. As a result, some tenants in these markets may choose to relocate their businesses to other markets or to lower-profile office buildings within these markets that may be perceived to be less likely targets of future incidents. This could result in an overall decrease in the demand for office space in these markets generally or in our properties in particular, which could increase vacancies in our properties or necessitate that we lease our properties on less favorable terms or both. In addition, future terrorist attacks or other acts of violence at our properties could directly or indirectly damage our properties, both physically and financially, or cause losses that materially exceed our insurance coverage. If such an incident was to occur, we may lose tenants or be forced to close a property for some time. In addition, we may be exposed to civil liability, which could adversely affect us. As a result of the foregoing, our ability to generate revenues and the value of our properties could decline materially.
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
Any distributions will be made at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, our results of operations, our financial condition, debt and equity capital available to us, our expectations of our future capital requirements and operating performance, including our funds from operations, or FFO, our normalized funds from operations, or Normalized FFO, and our cash available for distribution, restrictive covenants in our financial or other contractual arrangements (including those in our credit agreement and senior notes indenture), tax law requirements to maintain our status as a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations or to fund our acquisitions strategy. As a result of net operating loss carryforwards, a distribution to common shareholders was not required for 2015, 2016 or 2017. Since 2014, we have not made a distribution to common shareholders. We currently hold a significant amount of cash to allow us to pursue acquisitions and we may continue to do so for an undetermined period of time. Additionally, our ability to make distributions will be adversely affected if any of the risks described herein, or other significant adverse events, occur. For these reasons, among others, we may not make distributions or the amount of distributions we make may be less than investors expect. Also, our distributions may include a return of capital.
Changes in market conditions could adversely affect the market price of our common shares.

As with other publicly traded equity securities, the value of our common shares depends on various market conditions that may change from time-to-time. Among the market conditions that may affect the value of our common shares are the following:

•	the extent of investor interest in our securities;

•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our underlying asset value;

•	national and global economic conditions;

•	interest rates;

•	changes in tax laws;

•	our financial performance;

•	changes in our credit ratings; and

•	general stock and bond market conditions.
The market value of our common shares is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and cash dividends. Consequently, our common shares may trade at prices that are greater or less than our net asset value per common share. If our future earnings or cash dividends are less than expected, it is likely that the market price of our common shares will diminish.
Any notes we may issue will be effectively subordinated to the debts of our subsidiaries and our secured debt.
We conduct substantially all of our business through, and substantially all of our properties are owned by, our subsidiaries. Consequently, our ability to pay debt service on our outstanding notes and any notes we issue in the future will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and have their own liabilities. Payments due on our outstanding notes, and any notes we may issue, are, or will be, effectively subordinated to liabilities of our subsidiaries, including guaranty liabilities. As of December 31, 2017, our subsidiaries had $32.6 million of debt (including net unamortized premiums and net unamortized deferred financing costs). Our outstanding notes are, and any notes we may issue will be, effectively subordinated to any secured debt with regard to our assets pledged to secure those debts.

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

Our declaration of trust authorizes our Board of Trustees to, among other things, issue additional shares of capital stock without stockholder approval. We cannot predict whether future issuances or sales of our common shares or the availability of shares for resale in the open market will decrease the per share trading price of our common shares. The issuance of substantial numbers of our common shares in the public market, or upon conversion of our Series D preferred shares, or the perception that such issuances might occur, could adversely affect the per share trading price of our common shares. In addition, we may issue our common shares or other long-term equity awards under the Equity Commonwealth 2015 Omnibus Incentive Plan. Any such future issuances may be dilutive to existing shareholders.
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
Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to: the authority of our Board of Trustees to fill most vacancies on our Board of Trustees; the fact that only the Chairman of the Board of Trustees, our Chief Executive Officer, our President, a majority of our Trustees or the holders of 10% of our common shares may call a special meeting of shareholders; and advance notice requirements for shareholder proposals.
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
As of December 31, 2017, we beneficially owned 99.97% of the outstanding OP Units. Our Operating Trust may, in connection with our acquisition of additional properties or otherwise, issue OP Units to third parties. Additionally, we have and may in the future issue long-term equity awards convertible into OP Units (LTIP Units) to trustees, officers, or employees. Such issuances of OP Units, or the conversion of LTIP Units into OP Units, would reduce our ownership in the Operating Trust and, consequently, our share of distributions from the Operating Trust. Because OP Units may be redeemed (sometimes subject to vesting or performance achievements) for, at our election, cash or common shares, additional common shares may be issued in respect of any such redeemed OP Units, which would dilute existing shareholders. Our shareholders do not have any voting rights with respect to any such issuances, redemptions or other operational activities of the Operating Trust.
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

New legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. H.R. 1, the Tax Cuts and Jobs Act, the tax reform legislation passed on December 22, 2017, makes fundamental changes to the individual and corporate tax laws that may materially impact us and our shareholders. Certain rules applicable to REITs are particularly difficult to interpret or to apply in the case of REITs investing in real estate mortgage loans that are acquired at a discount, subject to work-outs or modifications, or reasonably expected to be in default at the time of acquisition. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

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
If we fail to qualify as a REIT for U.S. federal income tax purposes, and are unable to avail ourselves of certain savings provisions set forth in the Code, we likely would be subject to U.S. federal income tax at regular corporate rates. As a taxable corporation, we would not be allowed to take a deduction for distributions to shareholders in computing our taxable income or pass through long term capital gains to individual shareholders at favorable rates. We also could be subject to the U.S. federal alternative minimum tax (for taxable years beginning before December 31, 2017) and possibly increased state and local taxes. We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify unless the IRS were to grant us relief under certain statutory provisions. If we failed to qualify as a REIT, we likely would have to pay significant income taxes, which likely would reduce our net earnings available for investment or distribution to our shareholders. If we fail to qualify as a REIT, such failure would cause us to be in breach under our credit agreement, and may adversely affect our ability to raise capital and to service our debt.  This likely would have a significant adverse effect on our earnings and the value of our securities. In addition, we would no longer be required to pay any distributions to shareholders. If we fail to qualify as a REIT for U.S. federal income tax purposes and are able to avail ourselves of one or more of the statutory savings provisions in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.
Distributions to shareholders generally do not qualify for the preferential tax rates available for some dividends.
Dividends payable by U.S. corporations to noncorporate shareholders, such as individuals, trusts and estates, are generally eligible for reduced tax rates. In 2018, under H.R. 1, distributions paid by REITs to noncorporate shareholders generally are eligible for rates that are 20% lower than ordinary income tax rates, but those rates are higher than the 20% tax rate on qualified dividend income paid by "C" corporations. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, the more favorable rates for corporate dividends may cause investors who are individuals, trusts and estates to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of our shares.
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
From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. generally accepted accounting principles, or GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. Further, under amendments to the Code made by H.R. 1, income must be accrued for U.S. federal income tax purposes no later than when such income is taken into account as revenue in our financial statements, subject to certain exceptions, which could also create mismatches between REIT taxable income and the receipt of cash attributable to such income. If we do not have other funds available in these situations we could be required to (i) borrow funds on unfavorable terms, (ii) sell investments at disadvantageous prices, (iii) distribute amounts that would otherwise be invested in future acquisitions, or (iv) make a taxable distribution of our common shares as part of a distribution in which shareholders may elect to receive our common shares or (subject to a limit measured as a percentage of the total distribution) cash to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement. These alternatives could increase our costs or reduce our shareholders' equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our shares.
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

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries (TRS) and, effective for our taxable year that began on January 1, 2016 and all future taxable years, no more than 25% of the value of our assets can be represented by debt instruments issued by “publicly offered REITs.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income, increasing our income tax liability, and reducing amounts available for distribution to our stockholders. In addition, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments (or, in some cases, forego the sale of such investments) that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make, and, in certain cases, maintain ownership of certain attractive investments.

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

TRSs that we have formed are subject to and will continue to be subject to U.S. federal, state and local income tax on their taxable income, and their after-tax net income is available for distribution to us but is not required to be distributed by such TRSs to us. We believe that the aggregate value of the stock and securities of our TRSs has been and we anticipate that the aggregate value will continue to be less than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets (including our TRS stock and securities). Furthermore, we have monitored and will continue to monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we have scrutinized and will continue to scrutinize all of our transactions with TRSs to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS limitation discussed above or to avoid application of the 100% excise tax discussed above.

 Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code limit our ability to hedge our liabilities. Generally, income from a hedging transaction we enter into to manage risk of interest rate fluctuations with respect to borrowings, including gain from the disposition of such hedging transactions, to the extent the hedging transactions hedge indebtedness incurred, or to be incurred, by us to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests, provided we properly identify the hedge pursuant to the applicable sections of the Code and Treasury regulations. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiary would be subject to tax on income or gains resulting from hedges entered into by it or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our taxable REIT subsidiary will generally not provide any tax benefit, except for being carried forward for use against future taxable income in our taxable REIT subsidiary, provided, however, losses in our taxable REIT subsidiary arising in taxable years beginning after December 31, 2017 may only be deducted against 80% of future taxable income in the taxable REIT subsidiary.

There is a risk of changes in the tax law applicable to REITs.

The IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. We cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our shareholders. In particular, H.R. 1, which generally takes effect for taxable years beginning on or after January 1, 2018 (subject to certain exceptions), makes many significant changes to the U.S. federal income tax laws that may profoundly impact the taxation of individuals and corporations (both regular C corporations as well as corporations that have elected to be taxed as REITs). A number of changes that affect noncorporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. These changes will impact us and our shareholders in various ways, some of which may be adverse or potentially adverse compared to prior law. To date, the IRS has issued only limited guidance with respect to certain of the new provisions, and there are numerous interpretive issues that will require guidance. It is likely that technical corrections legislation will be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future.

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
General.    At December 31, 2017, we had real estate investments, excluding properties held for sale, totaling approximately $1.7 billion in 16 properties (26 buildings), that were leased to approximately 300 tenants. We account for the operations of all our properties in one reporting segment. At December 31, 2017, we owned the following real estate (dollars in thousands):

Property	State	Number of Buildings	Undepreciated Carrying Value(1)	Depreciated Carrying Value(1)	Annualized Rental Revenue(2)
1225 Seventeenth Street	CO	1	$159,200	$128,107	$21,738
5073, 5075, & 5085 S. Syracuse Street	CO	1	63,610	52,323	7,601
1601 Dry Creek Drive	CO	1	35,453	24,702	9,122
97 Newberry Road	CT	1	15,350	11,865	1,909
1250 H Street, NW	DC	1	74,411	43,421	9,511
Georgetown-Green and Harris Buildings	DC	2	60,023	52,522	6,710
600 West Chicago Avenue	IL	2	401,062	343,111	53,193
8750 Bryn Mawr Avenue	IL	2	98,340	80,998	17,260
109 Brookline Avenue	MA	1	47,401	26,907	10,835
777 East Eisenhower Parkway	MI	1	35,148	29,327	2,511
1735 Market Street	PA	1	314,085	188,709	29,469
206 East 9th Street	TX	1	50,479	44,310	6,061
Bridgepoint Square	TX	5	94,665	52,092	12,538
Research Park	TX	4	93,473	58,532	11,573
333 108th Avenue NE	WA	1	153,562	124,095	21,114
600 108th Avenue NE	WA	1	51,349	35,872	8,119
Total		26	$1,747,611	$1,296,893	$229,264

(1)	Excludes purchase price allocations for acquired real estate leases.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of December 31, 2017, plus estimated recurring expense reimbursements; includes triple net lease rents and excludes lease value amortization, straight line rent adjustments, abated ("free") rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

At December 31, 2017, two properties (two buildings) were encumbered by mortgage notes payable totaling $32.6 million (including net unamortized premiums and discounts and net unamortized deferred financing costs). For more information regarding these mortgage notes, see Note 8 of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares are traded on the NYSE (symbol: EQC). The following table sets forth for the periods indicated the high and low sale prices for our common shares, as reported by the NYSE:

	High	Low
2016
First Quarter	$28.58	$25.23
Second Quarter	29.74	26.92
Third Quarter	31.91	29.13
Fourth Quarter	30.98	28.04
2017
First Quarter	$32.02	$30.04
Second Quarter	32.51	30.46
Third Quarter	32.35	29.92
Fourth Quarter	31.63	29.65
As of February 12, 2018, there were 1,251 shareholders of record of our common shares. However, because many of our common shares are held by brokers and other institutions on behalf of shareholders, we believe that there are considerably more beneficial holders of our common shares than record holders.
Distributions
Under our governing documents and Maryland law, distributions to our shareholders are to be authorized and declared by our Board of Trustees.
We did not pay any cash distributions to our common shareholders in 2017 and 2016.
As a result of the net operating loss, a distribution to common shareholders was not required for 2017. The timing and amount of future distributions is determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, our results of operations, our financial condition, debt and equity capital available to us, our expectations of our future capital requirements and operating performance, including our FFO, our Normalized FFO, and our cash available for distribution, restrictive covenants in our financial or other contractual arrangements (including those in our credit agreement and senior notes indenture), tax law requirements to qualify for taxation as and remain a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations and fund acquisitions. Although we did not make a distribution to common shareholders in 2017, we may make a distribution in 2018. If our taxable income exceeds our net operating loss carryforwards, we will likely be required to make a distribution. Whether we will make a distribution in 2018 and the timing of any such distribution remains uncertain. There can be no assurance that we will pay distributions in the future.

Issuer Repurchases

Common Share Repurchase Program

On August 24, 2015, our Board of Trustees approved a common share repurchase program. On March 17, 2016, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. In March 2017, this share repurchase authorization, of which $106.6 million was not utilized, expired. On March 15, 2017, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the twelve month period following the date of authorization.

During the year ended December 31, 2017, we did not purchase any common shares under our common share repurchase program. During the years ended December 31, 2016 and 2015, we purchased and retired 2,491,675 and 3,410,300 of our common shares, respectively, at a weighted average price of $27.68 and $25.76 per share, respectively, for a total investment of

$69.0 million and $87.8 million, respectively. Since the inception of the common share repurchase program through December 31, 2017, we have purchased and retired a total of 5,901,975 of our common shares at a weighted average price of $26.57 per share, for a total of $156.8 million. The $150.0 million of remaining authorization available under our share repurchase program as of December 31, 2017 is scheduled to expire in March 2018.

Surrender of Common Shares for Tax Withholding

During the year ended December 31, 2017, certain of our employees surrendered common shares owned by them to satisfy their statutory tax withholding obligations in connection with the vesting of restricted common shares and restricted stock units.

The following table summarizes all of these repurchases during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 2017	36,361	(1)	$30.20	N/A	N/A
November 2017	61,450	(1)	$30.48	N/A	N/A
December 2017	274	(1)	$30.51	N/A	N/A
Total	98,085	(1)	$30.38

(1) The number of shares purchased represents common shares surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares and restricted stock units of beneficial interest. With respect to these shares, the price paid per share is based on the closing price of our common shares as of the date of the determination of the statutory minimum federal and state tax obligations.

Unregistered Sales of Securities

There were no unregistered sales of equity securities during the year ended December 31, 2017.

Performance Graph

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act or the Exchange Act that might incorporate SEC filings, in whole or in part, the following performance graph will not be incorporated by reference into any such filings.

The following graph compares the cumulative total shareholder return of our common shares for the period from December 31, 2012 to December 31, 2017, to the NAREIT All REITs Index, Standard & Poor’s 500 Index (S&P 500 Index), and to the NAREIT Equity Office Index over the same period. The graph assumes an investment of $100.00 in our common shares and each index and the reinvestment of all distributions. The shareholder return shown on the graph below is not indicative of future performance.

	Period Ending
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Equity Commonwealth	$100.00	$154.31	$171.83	$185.62	$202.42	$204.23
NAREIT All REITs Index	$100.00	$103.21	$131.23	$134.23	$146.69	$160.29
S&P 500 Index	$100.00	$132.39	$150.51	$152.59	$170.84	$208.14
NAREIT Equity Office Index	$100.00	$105.57	$132.87	$133.25	$150.80	$158.71
Source: S&P Global Market Intelligence

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

	Year Ended December 31,
Operating Data	2017	2016	2015	2014	2013
Total revenues	$340,571	$500,680	$714,891	$861,857	$953,029
Expenses:
Operating expenses	141,425	200,706	324,948	387,982	410,045
Depreciation and amortization	90,708	131,806	194,001	227,532	234,402
General and administrative	47,760	50,256	57,457	113,155	80,504
Loss on asset impairment	19,714	58,476	17,162	185,067	124,253
Acquisition related costs	—	—	—	5	318
Total expenses	299,607	441,244	593,568	913,741	849,522
Operating income (loss)	40,964	59,436	121,323	(51,884)	103,507
Interest and other income	26,380	10,331	5,989	1,561	1,229
Interest expense	(52,183)	(84,329)	(107,316)	(143,230)	(173,011)
(Loss) gain on early extinguishment of debt	(493)	(2,680)	6,661	4,909	(60,052)
Gain on sale of equity investment	—	—	—	171,561	66,293
Gain on issuance of shares by an equity investee	—	—	—	17,020	—
Foreign currency exchange loss	—	(5)	(8,857)	—	—
Gain on sale of properties, net	15,498	250,886	84,421	—	1,596
Income (loss) from continuing operations before income tax expense and equity in earnings of investees	30,166	233,639	102,221	(63)	(60,438)
Income tax expense	(500)	(745)	(2,364)	(3,191)	(2,634)
Equity in earnings of investees	—	—	—	24,460	25,754
Income (loss) from continuing operations	29,666	232,894	99,857	21,206	(37,318)
Discontinued operations	—	—	—	2,806	(119,649)
Net income (loss)	29,666	232,894	99,857	24,012	(156,967)
Net income attributable to noncontrolling interest	(10)	—	—	—	(20,093)
Net income (loss) attributable to Equity Commonwealth	29,656	232,894	99,857	24,012	(177,060)
Preferred distributions	(7,988)	(17,956)	(27,924)	(32,095)	(44,604)
Excess fair value of consideration paid over carrying value of preferred shares	—	(9,609)	—	—	—
Excess fair value of consideration over carrying value of preferred shares	—	—	—	(16,205)	—
Net income (loss) attributable to common shareholders	21,668	205,329	71,933	(24,288)	(221,664)
Common distributions declared	—	—	—	29,597	109,702
Weighted average common shares outstanding—basic	124,125	125,474	128,621	125,163	112,378
Weighted average common shares outstanding—diluted	125,129	126,768	129,437	125,163	112,378
Basic earnings per common share attributable to Equity Commonwealth common shareholders:
Income (loss) from continuing operations	$0.17	$1.64	$0.56	$(0.21)	$(0.91)
Net income (loss)	$0.17	$1.64	$0.56	$(0.19)	$(1.97)
Diluted earnings per common share attributable to Equity Commonwealth common shareholders:
Income (loss) from continuing operations	$0.17	$1.62	$0.56	$(0.21)	$(0.91)
Net income (loss)	$0.17	$1.62	$0.56	$(0.19)	$(1.97)
Common distributions declared	$—	$—	$—	$0.25	$1.00

	December 31,
Balance Sheet Data	2017	2016	2015	2014	2013
Real estate properties(1)	$1,747,611	$2,856,890	$3,887,352	$5,728,443	$5,537,165
Equity investments	—	—	—	—	517,991
Total assets	4,236,945	4,526,075	5,231,164	5,761,639	6,646,434
Total indebtedness, net	848,578	1,141,667	1,697,116	2,207,665	3,005,410
Total shareholders' equity	3,299,366	3,260,447	3,368,487	3,319,583	3,363,586
Noncontrolling interest	1,129	—	—	—	—
Total equity	3,300,495	3,260,447	3,368,487	3,319,583	3,363,586

(1)	Excludes value of acquired real estate leases.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in Part IV, Item 15 of this Annual Report on Form 10-K.

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

At December 31, 2017, our portfolio, excluding properties held for sale, included 16 properties (26 buildings), with a combined 8.7 million square feet for a total investment of $1.7 billion at cost and a depreciated book value of $1.3 billion.

As of December 31, 2017, our overall portfolio was 91.9% leased. During the year ended December 31, 2017, we entered into leases, excluding leasing activity for assets during the quarter in which the asset was sold or classified as held for sale, for 1.3 million square feet, including lease renewals for 0.8 million square feet and new leases for 0.5 million square feet.  Leases entered into during the year ended December 31, 2017, including both lease renewals and new leases, had weighted average cash rental rates that were approximately 3.9% higher than prior rental rates for the same space and weighted average GAAP rental rates that were approximately 16.4% higher than prior rental rates for the same space.  The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatements, the magnitude and timing of contractual rent increases over the lease term, and the years of term for the newly executed leases compared to the prior leases.

During the year ended December 31, 2017, we sold 16 properties (37 buildings) and two land parcels with a combined 6.6 million square feet for an aggregate gross sales price of $862.6 million, excluding closing credits and closing costs. During the year ended December 31, 2016, we sold 30 properties (62 buildings) with a combined 8.0 million square feet for an aggregate gross sales price of $1.3 billion, excluding closing credits and closing costs. We have generated significant proceeds from our dispositions to date and have a cash and cash equivalents and marketable securities balance of $2.6 billion as of December 31, 2017. Additionally, in January 2018, we announced we are under contract to sell 600 West Chicago Avenue and 1600 Market Street, two properties totaling 2.4 million square feet, for $670.0 million, excluding closing credits and closing costs. On February 14, 2018, we sold 1600 Market Street. This property was classified as held for sale as of December 31, 2017. For more information regarding these transactions, see Notes 3 and 21 of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. As our real estate investments have decreased, our income from operations has also declined.

In December 2016, our Board of Trustees adopted an office repositioning strategy to own and acquire at a discount to replacement cost high-quality, multi-tenant office assets in markets and sub-markets with favorable long-term supply and demand fundamentals. We expect our efforts to be primarily focused on larger buildings in central business districts and major urban areas that offer an attractive quality of life, including opportunities for tenants to live and play in close proximity to where they work, with a preference for markets that have above average limitations on new supply. We currently target our efforts towards acquiring portfolios of properties or pursuing other large acquisitions as opposed to purchasing individual properties, although we may acquire individual properties if opportunities to do so are consistent with our office repositioning strategy.

While executing this strategy, depending on market conditions, we may sell additional properties. With the progress we have had executing dispositions, and the strength and liquidity of our balance sheet, we are in a position to increasingly shift our focus to capital allocation. We seek to use this capital to purchase new properties, repay debt, buy back common shares or make other investments or distributions that further our long-term strategic goals.

As we continue to reposition our portfolio, we expect our efforts will be balanced among leasing assets to create value, selling assets when we are able to achieve attractive pricing, and evaluating a wide range of opportunities to deploy capital. Our goal is to utilize the proceeds from asset dispositions to make new investments that will create shareholder value, but we may be unable to identify suitable opportunities. If we do not redeploy capital, we will strive to achieve a sale or liquidation of the Company in a manner that optimizes shareholder value. We are currently unable to predict if or when we will make a determination to sell or liquidate the Company. We continue to evaluate opportunities and courses of action to increase shareholder value and will make such a determination based on market conditions and available opportunities if and when our Board of Trustees believes it to be appropriate.

As part of the office repositioning strategy noted above, and pursuant to our accounting policy, in 2017, we evaluated the recoverability of the carrying values of each of the real estate assets that comprised our portfolio and determined that due to the shortening of the expected periods of ownership as a result of our office repositioning strategy and current estimates of market value, it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio to their estimated fair values less estimated costs to sell. As a result, we recorded an impairment charge of $19.7 million for the year ended December 31, 2017 in accordance with our impairment analysis procedures.

As a result of the net operating loss, a distribution to common shareholders was not required for 2017. Although we did not make a distribution to common shareholders in 2017, we may make a distribution in 2018. If our taxable income exceeds our net operating loss carryforwards, we will likely be required to make a distribution. Whether we will make a distribution in 2018 and the timing of any such distribution remains uncertain.

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

For the years ended December 31, 2017 and 2016, we incurred expenses of $17.9 million and $25.8 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a percentage of the properties revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of December 31, 2017 and 2016, we had amounts payable pursuant to these services of $1.8 million and $2.7 million, respectively.

Property Operations

Leased occupancy data for 2017 and 2016 is as follows (square feet in thousands):

	All Properties(1)		Comparable Properties(2)
	As of December 31,		As of December 31,
	2017	2016	2017	2016
Total properties	16	33	16	16
Total square feet	8,706	16,053	8,706	8,639
Percent leased(3)	91.9%	91.1%	91.9%	93.3%

(1)	Excludes properties sold or classified as held for sale in the period.

(2)	Based on properties owned continuously from January 1, 2016 through December 31, 2017, and excludes properties sold or classified as held for sale during the period.

(3)	Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

The weighted average lease term based on square feet for leases entered into during the year ended December 31, 2017 was 9.2 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for leases entered into during the year ended December 31, 2017 totaled $44.9 million, or $34.49 per square foot on average (approximately $3.77 per square foot per year of the lease term).

As of December 31, 2017, approximately 4.7% of our leased square feet and 5.5% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2018.  Renewed and new leases and rental rates at which available space may be rented in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring in 2018 are below market. Lease expirations by year, as of December 31, 2017, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring		Leased Square Feet Expiring(1)	% of Leased Square Feet Expiring(1)	Cumulative % of Leased Square Feet Expiring(1)	Annualized Rental Revenue Expiring(2)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2018	44	—	375	4.7%	4.7%	$12,546	5.5%	5.5%
2019	53		804	10.0%	14.7%	28,413	12.4%	17.9%
2020	43		977	12.2%	26.9%	33,275	14.5%	32.4%
2021	42		579	7.2%	34.1%	18,505	8.1%	40.5%
2022	35		481	6.1%	40.2%	16,182	7.1%	47.6%
2023	37		525	6.6%	46.8%	17,746	7.7%	55.3%
2024	11		200	2.5%	49.3%	6,020	2.6%	57.9%
2025	12		273	3.4%	52.7%	8,029	3.5%	61.4%
2026	11		579	7.2%	59.9%	19,051	8.3%	69.7%
2027	12		456	5.7%	65.6%	16,603	7.2%	76.9%
Thereafter	40		2,756	34.4%	100.0%	52,894	23.1%	100.0%
	340		8,005	100.0%		$229,264	100.0%

Weighted average remaining lease term (in years):			7.2			6.3

(1)
Square feet is pursuant to existing leases as of December 31, 2017, excluding leases related to properties classified as held for sale, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of December 31, 2017, plus estimated recurring expense reimbursements; includes triple net lease rents and excludes lease value amortization, straight line rent adjustments, abated (free) rent periods and parking revenue.  We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

 A principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of December 31, 2017, tenants representing 1.5% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant(1)		Square Feet(2)	% of Total Square Feet(2)	% of Annualized Rental Revenue(3)	Weighted Average Remaining Lease Term
1.	Expedia, Inc.	427	5.3%	8.9%	2.1
2.	Groupon, Inc.(4)	376	4.7%	5.3%	8.2
3.	Flextronics International Ltd.	1,051	13.1%	4.6%	12.1
4.	Echo Global Logistics, Inc.	223	2.8%	3.7%	9.8
5.	Ballard Spahr LLP	219	2.7%	3.5%	12.2
6.	RE/MAX Holdings, Inc.	248	3.1%	3.3%	10.4
7.	Georgetown University(5)	240	3.0%	2.9%	1.8
8.	West Corporation	336	4.2%	2.6%	11.2
9.	Wm. Wrigley Jr. Company	150	1.9%	2.5%	1.5
10.	Level 3 Communications, LLC	95	1.2%	1.8%	8.2
11.	Jump Operations, LLC	113	1.4%	1.7%	3.1
12.	Dana-Farber Cancer Institute, Inc.	77	1.0%	1.5%	7.0
13.	Beth Israel Deaconess Medical Center, Inc.	109	1.4%	1.5%	5.9
	Total	3,664	45.8%	43.8%	8.4

(1)	Tenants located in properties classified as held for sale are excluded.

(2)
Square footage is pursuant to existing leases as of December 31, 2017, and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

(3)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of December 31, 2017, plus estimated recurring expense reimbursements; includes triple net lease rents and excludes lease value amortization, straight line rent adjustments, abated (free) rent periods and parking revenue.  We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

(4)	Groupon, Inc. statistics include 207,536 square feet that are sublet from Bankers Life and Casualty Company.

(5)
Georgetown University's leased space includes 111,600 square that are sublet to another tenant.  During the fourth quarter of 2017, the other tenant committed to lease this space from us through September 30, 2037.

Financing Activities

In December 2017, we repaid $2.0 million of mortgage debt at 33 Stiles Lane and recognized a loss on early extinguishment of debt of $0.2 million from prepayment fees and the write off of unamortized deferred financing fees.

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

RESULTS OF OPERATIONS
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Year Ended December 31,
	2017	2016	$ Change	% Change	2017	2016	2017	2016	$ Change	% Change
	(in thousands)
Rental income	$186,456	$182,297	4,159	2.3%	$83,864	$226,774	$270,320	$409,071	$(138,751)	(33.9)%
Tenant reimbursements and other income	62,999	60,313	2,686	4.5%	7,252	31,296	70,251	91,609	(21,358)	(23.3)%
Operating expenses	(101,631)	(95,918)	(5,713)	6.0%	(39,794)	(104,788)	(141,425)	(200,706)	59,281	(29.5)%
Net operating income(3)	$147,824	$146,692	$1,132	0.8%	$51,322	$153,282	199,146	299,974	(100,828)	(33.6)%
Other expenses:
Depreciation and amortization							90,708	131,806	(41,098)	(31.2)%
General and administrative							47,760	50,256	(2,496)	(5.0)%
Loss on asset impairment							19,714	58,476	(38,762)	(66.3)%
Total other expenses							158,182	240,538	(82,356)	(34.2)%
Operating income							40,964	59,436	(18,472)	(31.1)%
Interest and other income							26,380	10,331	16,049	155.3%
Interest expense							(52,183)	(84,329)	32,146	(38.1)%
Loss on early extinguishment of debt							(493)	(2,680)	2,187	(81.6)%
Foreign currency exchange loss							—	(5)	5	(100.0)%
Gain on sale of properties, net							15,498	250,886	(235,388)	(93.8)%
Income before income taxes							30,166	233,639	(203,473)	(87.1)%
Income tax expense							(500)	(745)	245	(32.9)%
Net income							29,666	232,894	(203,228)	(87.3)%
Net income attributable to noncontrolling interest							(10)	—	(10)	100.0%
Net income attributable to Equity Commonwealth							29,656	232,894	(203,238)	(87.3)%
Preferred distributions							(7,988)	(17,956)	9,968	(55.5)%
Excess fair value of consideration paid over carrying value of preferred shares							—	(9,609)	9,609	(100.0)%
Net income attributable to Equity Commonwealth common shareholders							$21,668	$205,329	$(183,661)	(89.4)%

(1)	Comparable properties consist of 16 properties (26 buildings) owned continuously from January 1, 2016 to December 31, 2017.

(2)	Other properties consist of properties sold or classified as held for sale as of the end of the period.

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

We refer to the 16 properties (26 buildings) we owned continuously from January 1, 2016 to December 31, 2017, as comparable properties.  We refer to the sold properties and properties classified as held for sale as other properties.  Our consolidated statements of operations for the years ended December 31, 2017 and 2016, include the operating results of 16 properties for the entire periods, as we owned these properties as of January 1, 2016.

Rental income. Rental income decreased $138.8 million, or 33.9%, in the 2017 period, compared to the 2016 period, primarily due to the properties sold in 2017 and 2016. Rental income at the comparable properties increased $4.2 million, or 2.3% due to an increase in lease termination fees and an increase in rents resulting from new leasing activity, partially offset by several large tenant lease expirations and lease contractions.

Rental income includes increases for straight line rent adjustments totaling $14.4 million in the 2017 period and $14.1 million in the 2016 period, and net reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $1.8 million in the 2017 period and $6.5 million in the 2016 period. Rental income also includes the recognition of lease termination fees totaling $4.9 million in the 2017 period and $23.4 million in the 2016 period.

Tenant reimbursements and other income. Tenant reimbursements and other income decreased $21.4 million, or 23.3% in the 2017 period, compared to the 2016 period primarily due to the properties sold in 2017 and 2016. Tenant reimbursements and other income increased $2.7 million, or 4.5%, at our comparable properties primarily due to new leasing activity and an increase in real estate tax expense, partially offset by a decrease in utility expense.

Operating expenses. Operating expenses decreased $59.3 million, or 29.5%, in the 2017 period as compared to the 2016 period, primarily due to the properties sold in 2017 and 2016. Operating expenses at our comparable properties increased $5.7 million, or 6.0%, primarily due to an increase in real estate tax expense, partially offset by a decrease in utility expense due to the milder winter in 2017 and a decrease in tenant usage.

Depreciation and amortization. Depreciation and amortization decreased $41.1 million, or 31.2%, in the 2017 period, as compared to the 2016 period, primarily due to properties sold in 2017 and 2016.

General and administrative. General and administrative expenses decreased $2.5 million, or 5.0% in the 2017 period, compared to the 2016 period, primarily due to a $0.9 million decrease in compensation expenses related to staffing reductions, a $1.0 million decrease related to the shareholder approved reimbursement of expenses incurred by Related/Corvex in connection with their consent solicitation to remove our former Trustees that were incurred in 2016 but not 2017, and a $3.5 million decrease in technology, payroll and legal expenses, partially offset by a $3.0 million increase in share-based compensation expense.

Loss on asset impairment. We recorded impairment charges of $19.7 million in the 2017 period related to 25 S. Charles Street and the Five Property Portfolio, based upon the shortening of our expected period of ownership and updated market information in accordance with our impairment analysis procedures. For the properties included in the Five Property Portfolio, see Note 3 of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. We recorded impairment charges of $58.5 million in the 2016 period related to 111 Monument Circle, 101-115 W. Washington Street, 100 East Wisconsin Avenue, Parkshore Plaza, Cabot Business Park Land, 625 Crane Street and 111 Market Place based upon the shortening of our expected periods of ownership as a result of our disposition plan and updated market information in accordance with our impairment analysis procedures.

Operating income. Operating income decreased $18.5 million, or 31.1%, in the 2017 period, as compared to the 2016 period, primarily due to the properties sold in 2017 and 2016.

Interest and other income. Interest and other income increased $16.0 million in the 2017 period, as compared 2016 period, primarily due to additional interest received on higher invested balances and higher average interest rates in 2017.

Interest expense. Interest expense decreased $32.1 million, or 38.1%, in the 2017 period, as compared to the 2016 period, primarily due to the prepayment of $139.1 million of our 6.25% senior unsecured notes in February 2016, the repayment of the $167.8 million mortgage debt at 1735 Market Street in November 2016, the prepayment of $250.0 million of our 6.25% senior unsecured notes in December 2016, the repayment of the $41.3 million mortgage debt at Parkshore Plaza in April 2017, the prepayment of $250.0 million of our 6.65% senior unsecured notes in July 2017 and a decrease in amortization of deferred financing fees, partially offset by an increase in interest expense related to our term loans as a result of an increase in interest rates.

Loss on early extinguishment of debt. The loss on early extinguishment of debt of $0.5 million in the 2017 period reflects prepayment fees and the write off of unamortized deferred financing fees, net of the write off of an unamortized premium related to our repayment at par of mortgage debt at Parkshore Plaza, the write off of unamortized deferred financing fees and the write off of an unamortized discount related to our repayment at par of our 6.65% senior unsecured notes due 2018 and prepayment fees and the write off of unamortized deferred financing fees related to our repayment of mortgage debt at 33 Stiles Lane. The loss on early extinguishment of debt of $2.7 million in the 2016 period reflects the write-off of an unamortized discount and unamortized deferred financing fees related to our redemption of our 6.25% senior unsecured notes due 2016 and our 6.25% senior unsecured notes due 2017 and the write-off of unamortized deferred financing fees and breakage costs incurred related to our repayment of the mortgage debt at 1735 Market Street.

Gain on sale of properties, net. Gain on sale of properties, net decreased $235.4 million in the 2017 period as compared to the 2016 period. Gain on sale of properties, net in the 2017 period primarily relates to the following (dollars in thousands):

Asset	Gain (Loss) on Sale
111 Market Place	$(5,968)
Cabot Business Park Land	(57)
Parkshore Plaza	(2,460)
25 S. Charles Street	(3,487)
802 Delaware Avenue	9,099
1500 Market Street	38,585
6600 North Military Trail	(14,175)
789 East Eisenhower Parkway	1,242
33 Stiles Lane	2,163
625 Crane Street (Land)	249
Mineral Rights	169
Seton Center Portfolio	22,479
Five Property Portfolio	702
Pittsburgh Portfolio	(33,048)
$15,493

Gain on sale of properties, net in the 2016 period primarily relates to the following (dollars in thousands):

Asset	Gain (Loss) on Sale
Executive Park	$16,531
3330 N Washington Boulevard	5,455
111 East Kilbourn Avenue	14,687
1525 Locust Street	8,956
633 Ahua Street	15,963
Lakewood on the Park	13,616
Leased Land	15,914
9110 East Nichols Avenue	642
111 River Street	78,207
Sky Park Centre	4,746
Raintree Industrial Park	(653)
8701 N Mopac	8,394
7800 Shoal Creek Boulevard	14,908
1200 Lakeside Drive	3,062
6200 Glenn Carlson Drive	7,706
Downtown Austin Portfolio	20,584
Movie Theater Portfolio	30,595
South Carolina Industrial Portfolio	7,248
Midwest Portfolio	(15,800)
$250,761

Income tax expense. Income tax expense decreased $0.2 million, or 32.9%, in the 2017 period, compared to the 2016 period, primarily due to the sale of properties in certain states.

Net income attributable to noncontrolling interest. In 2017, we granted LTIP Units to certain of our trustees and employees. The net income attributable to noncontrolling interest of $10,000 in the 2017 period relates to the allocation of net income to the LTIP Unit holders.

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

RESULTS OF OPERATIONS
Year Ended December 31, 2016, Compared to Year Ended December 31, 2015

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Year Ended December 31,
	2016	2015	$ Change	% Change	2016	2015	2016	2015	$ Change	% Change
	(in thousands)
Rental income	$321,963	$311,432	$10,531	3.4%	$87,108	$258,950	$409,071	$570,382	$(161,311)	(28.3)%
Tenant reimbursements and other income	74,339	78,599	(4,260)	(5.4)%	17,270	65,910	91,609	144,509	(52,900)	(36.6)%
Operating expenses	(162,654)	(163,290)	636	(0.4)%	(38,052)	(161,658)	(200,706)	(324,948)	124,242	(38.2)%
Net operating income(3)	$233,648	$226,741	$6,907	3.0%	$66,326	$163,202	299,974	389,943	(89,969)	(23.1)%
Other expenses:
Depreciation and amortization							131,806	194,001	(62,195)	(32.1)%
General and administrative							50,256	57,457	(7,201)	(12.5)%
Loss on asset impairment							58,476	17,162	41,314	240.7%
Total other expenses							240,538	268,620	(28,082)	(10.5)%
Operating income							59,436	121,323	(61,887)	(51.0)%
Interest and other income							10,331	5,989	4,342	72.5%
Interest expense							(84,329)	(107,316)	22,987	(21.4)%
(Loss) gain on early extinguishment of debt							(2,680)	6,661	(9,341)	(140.2)%
Foreign currency exchange loss							(5)	(8,857)	8,852	(99.9)%
Gain on sale of properties, net							250,886	84,421	166,465	197.2%
Income before income taxes							233,639	102,221	131,418	128.6%
Income tax expense							(745)	(2,364)	1,619	(68.5)%
Net income							232,894	99,857	133,037	133.2%
Preferred distributions							(17,956)	(27,924)	9,968	(35.7)%
Excess fair value of consideration paid over carrying value of preferred shares							(9,609)	—	(9,609)	(100.0)%
Net income attributable to Equity Commonwealth common shareholders							$205,329	$71,933	$133,396	185.4%

(1)	Comparable properties consist of 33 properties (64 buildings) owned continuously from January 1, 2015 to December 31, 2016.

(2)	Other properties consist of properties sold.

(3)	See Note 3 on page 31 for further information regarding NOI.

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

Rental income. Rental income decreased $161.3 million, or 28.3%, in the 2016 period, compared to the 2015 period, primarily due to the properties sold in 2016 and 2015, partially offset by an increase of 3.4% in rental income at the comparable properties. The increase in rental income at the comparable properties is due to an increase in straight line rent adjustments related to new leasing activity where the tenants have not yet started paying rent, partially offset by several large tenant lease expirations and lease contractions. The increase in rental income at the comparable properties is also due to charges against revenue of $2.7 million recognized during the year ended December 31, 2015 related to a one-time parking tax matter and a tenant lease termination at 600 West Chicago Avenue recognized in the 2015 period.

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

(Loss) gain on early extinguishment of debt. We had a loss on early extinguishment of debt of $2.7 million during the year ended December 31, 2016 compared to a gain on early extinguishment of debt of $6.7 million during the year ended December 31, 2015. The loss on early extinguishment in the 2016 period reflects the write-off of an unamortized discount and unamortized deferred financing fees related to our redemption of our 6.25% senior unsecured notes due 2016 and our 6.25% senior unsecured notes due 2017 and the write-off of unamortized deferred financing fees and breakage costs incurred related to our repayment of the mortgage debt at 1735 Market Street. The gain on early extinguishment of debt in the 2015 period reflects a $17.3 million gain related to the 225 Water Street foreclosure and a $0.6 million gain related to the repayment of mortgage debt at 111 Monument Circle, partially offset by a $6.2 million loss related to the defeasance of the mortgage loan secured by 1320 Main Street, a $3.9 million loss related to the defeasance of the mortgage loan secured by 111 East Wacker Drive, one of the buildings included in the Illinois Center disposition, a $0.6 million loss related to the prepayment of mortgage debt at 2501 20th Place South, a $0.1 million loss related to the redemption of our 5.75% senior unsecured notes due 2015 and a $0.4 million loss related to the termination of our prior credit agreement.

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

Inflation
Inflation in the past several years in the United States has been modest. Future inflation might have either positive or negative impacts on our business. Inflation might cause the value of our real estate to increase. Inflation might also cause our costs of equity and debt capital and operating costs to increase. An increase in our capital costs or in our operating costs may result in decreased earnings unless it is offset by increased revenues. Further inflation may permit us to increase rents upon lease renewal or enter new leases above the previous rent amounts for the leased space.
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

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As of December 31, 2017, we had $2.6 billion of cash and cash equivalents and marketable securities.  We expect to use our cash balances, cash flow from our operations and proceeds of any future property sales to fund our operations, repay debt, make distributions, purchase our common shares, acquire assets or entities, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

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

Cash flows provided by (used in) operating, investing and financing activities were $100.0 million, $465.6 million and $(306.2) million, respectively, for the year ended December 31, 2017, and $163.7 million, $1.0 billion and $(923.2) million, respectively, for the year ended December 31, 2016.  Changes in these three categories of our cash flows between 2017 and 2016 are primarily related to a decrease in property net operating income, real estate improvements, dispositions of properties, purchase of marketable securities, redemption of preferred shares, repayments of debt and repurchase of our common shares.

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

Borrowings under our revolving credit facility currently bear interest at LIBOR plus a spread, which was 105 basis points as of December 31, 2017.  We also pay a facility fee of 20 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Both the interest rate spread and the facility fee are subject to adjustment based upon changes to our credit ratings.  We are allowed to borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  As of December 31, 2017, the interest rate payable on borrowings under our revolving credit facility was 2.61%.  As of December 31, 2017, we had no balance outstanding under our revolving credit facility.

Our term loans currently bear interest at a rate of LIBOR plus a spread, which was 115 and 155 basis points for the 5-year and 7-year term loan, respectively, as of December 31, 2017.  The interest rate spread is subject to adjustment based upon changes to our credit ratings.  As of December 31, 2017, the interest rate for the amounts outstanding under our term loan was

2.71% and 3.11% for the 5-year and 7-year term loan, respectively. As of December 31, 2017, our 5-year and 7-year term loans each had outstanding balances of $200.0 million.

In November 2017, Moody's Investor Services upgraded our senior unsecured debt rating to Baa2 from Baa3, which reduced the spreads and facility fee on our revolving credit facility by 20 basis points and 5 basis points, respectively, and reduced the spreads on our 5-year and 7-year term loans by 25 basis points. The reduced spreads were effective December 1, 2017.

In April 2017, we repaid at par $41.3 million of mortgage debt at Parkshore Plaza. On July 15, 2017, we redeemed at par $250.0 million of our 6.65% senior unsecured notes due 2018. In December 2017, we repaid $2.0 million of mortgage debt at 33 Stiles Lane.

During the year ended December 31, 2017, we paid an aggregate of $8.0 million of distributions on our series D preferred shares.  On January 12, 2018, we announced that our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on February 15, 2018 to shareholders of record on January 30, 2018.

On March 17, 2016, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. In March 2017, this share repurchase authorization, of which $106.6 million was not utilized, expired. On March 15, 2017, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. The $150.0 million of remaining authorization available under our share repurchase program as of December 31, 2017 is scheduled to expire in March 2018. During the year ended December 31, 2017, we did not purchase any common shares.

During the year ended December 31, 2017, we purchased $276.2 million of marketable securities. For further information about our marketable securities, see Note 6 of the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Our outstanding debt maturities and weighted average interest rates as of December 31, 2017, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
Year	Unsecured Floating Rate Debt	Unsecured Fixed Rate Debt		Secured Fixed Rate Debt	Total(1)	Weighted Average Interest Rate(2)
2018	$—	$—		$1,063	$1,063	5.7%
2019	—	—		1,126	1,126	5.7%
2020	200,000	250,000		1,189	451,189	4.5%
2021	—	—		25,463	25,463	5.7%
2022	200,000	—		663	200,663	3.1%
2023	—	—		702	702	5.7%
2024	—	—		743	743	5.7%
2025	—	—		787	787	5.7%
2026	—	—		204	204	5.7%
2027	—	—		—	—	—%
Thereafter	—	175,000	(3)	—	175,000	5.8%
	$400,000	$425,000		$31,940	$856,940	4.5%

(1)	Total debt outstanding as of December 31, 2017, including net unamortized premiums and discounts and net unamortized deferred financing costs, equals $848,578.

(2)	Weighted based on current contractual interest rates.

(3)
The 5.75% senior unsecured notes due 2042 are callable at par through maturity. On January 30, 2018, we delivered notice of our intent to redeem at par our $175 million 5.75% senior unsecured notes due 2042 on March 7, 2018. The notes will be redeemed for cash at a price equal to 100% of the principal amount of the notes plus any accrued and unpaid interest up to, but excluding, the redemption date.

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
As a result of the net operating loss, a distribution to common shareholders was not required for 2017. Although we did not make a distribution to common shareholders in 2017, we may make a distribution in 2018. If our taxable income exceeds our net operating loss carryforwards, we will likely be required to make a distribution. Whether we will make a distribution in 2018 and the timing of any such distribution remains uncertain.

During the year ended December 31, 2017, we sold 16 properties (37 buildings) with a combined 6.6 million square feet for an aggregate sales price of $862.6 million, excluding closing credits and closing costs.  In January 2018, we announced we are under contract to sell 600 West Chicago Avenue and 1600 Market Street, two properties totaling 2.4 million square feet, for $670.0 million, excluding closing credits and closing costs. On February 14, 2018, we sold 1600 Market Street. This property was classified as held for sale as of December 31, 2017. For more information regarding these transactions, see Notes 3 and 21 of the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference.

During the years ended December 31, 2017, 2016 and 2015 amounts capitalized at our properties, including properties sold or classified as held for sale, for tenant improvements, leasing costs and building improvements were as follows (amounts in thousands):

	Years Ended December 31,
	2017	2016	2015
Tenant improvements(1)	$29,161	$80,975	$54,272
Leasing costs(2)	16,073	34,329	44,590
Building improvements(3)	25,880	29,767	21,403

(1)	Tenant improvements include capital expenditures to improve tenants’ space.

(2)	Leasing costs primarily include brokerage commissions and legal expenses.

(3)
Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.

During the year ended December 31, 2017, commitments made for expenditures in connection with leasing space at our properties, excluding leasing activity for assets during the quarter in which the asset was sold or classified as held for sale, were as follows (dollar and square foot measures in thousands):

	New Leases	Renewals	Total
Rentable square feet leased during the period	532	768	1,300
Tenant improvements and leasing commissions	$22,956	$21,896	$44,852
Tenant improvements and leasing commissions per rentable square foot	$43.15	$28.51	$34.49
Weighted average lease term by square foot (years)	7.4	10.4	9.2
Tenant improvements and leasing commissions per rentable square foot per year	$5.83	$2.75	$3.77

Debt Covenants

Our unsecured debt obligations at December 31, 2017 were our term loans and our publicly issued senior unsecured notes. Our public debt indenture and related supplements and our credit agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios.  At December 31, 2017, we believe we were in compliance with all covenants under both our indenture and related supplements and under our credit agreement.  In addition to our unsecured debt obligations, we had $32.6 million (including net unamortized premiums and net unamortized deferred financing costs) of mortgage notes outstanding at December 31, 2017.

None of our indenture and related supplements, our credit agreement, or our mortgage notes contain provisions for acceleration or require us to provide collateral security which could be triggered by our debt ratings.  However, our senior debt rating is used to determine the interest rate and the fees payable under our credit agreement.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2017, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We had no swaps or hedges as of December 31, 2017, other than the interest rate cap described in Note 13 of the Notes to Consolidated Financial Statements and under “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk—Cap Agreement” in Part II, Item 7A of this Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS
As of December 31, 2017, our contractual obligations were as follows (dollars in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations	$856,940	$1,063	$452,315	$226,126	$177,436
Tenant related obligations(1)	63,195	60,232	1,205	896	862
Projected interest expense(2)	329,856	38,219	66,990	27,351	197,296
Operating lease obligations—corporate office space	2,600	852	1,748	—	—
Total	$1,252,591	$100,366	$522,258	$254,373	$375,594

(1)	Committed tenant related obligations are leasing commissions and tenant improvements and are based on leases in effect as of December 31, 2017.

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

The following table provides a reconciliation of net income to FFO attributable to Equity Commonwealth common shareholders and unitholders and a calculation to Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders (in thousands):

	Years Ended December 31,
	2017	2016	2015
Reconciliation to FFO:
Net income	$29,666	$232,894	$99,857
Real estate depreciation and amortization	89,519	130,765	194,001
Loss on asset impairment	19,714	58,476	17,162
Gain on sale of properties, net	(15,498)	(250,886)	(84,421)
FFO attributable to Equity Commonwealth	123,401	171,249	226,599
Preferred distributions	(7,988)	(17,956)	(27,924)
Excess fair value of consideration paid over carrying value of preferred shares	—	(9,609)	—
FFO attributable to Equity Commonwealth common shareholders and unitholders	$115,413	$143,684	$198,675

Reconciliation to Normalized FFO:
FFO attributable to Equity Commonwealth common shareholders and unitholders	$115,413	$143,684	$198,675
Lease value amortization	1,774	6,531	7,515
Straight line rent adjustments	(14,425)	(14,083)	(5,328)
Loss (gain) on early extinguishment of debt	493	2,680	(6,661)
Minimum cash rent from direct financing lease	—	—	7,451
Interest earned from direct financing lease	—	—	(407)
Shareholder litigation costs and transition-related expenses	—	999	10,869
Transition services fee	—	—	2,679
Gain on sale of securities	—	—	(3,080)
Foreign currency exchange loss	—	5	8,857
Excess fair value of consideration paid over carrying value of preferred shares	—	9,609	—
Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders	$103,255	$149,425	$220,570

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

A reconciliation of NOI to net income for the years ended December 31, 2017, 2016 and 2015, is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Rental income	$270,320	$409,071	$570,382
Tenant reimbursements and other income	70,251	91,609	144,509
Operating expenses	(141,425)	(200,706)	(324,948)
NOI	$199,146	$299,974	$389,943

NOI	$199,146	$299,974	$389,943
Depreciation and amortization	(90,708)	(131,806)	(194,001)
General and administrative	(47,760)	(50,256)	(57,457)
Loss on asset impairment	(19,714)	(58,476)	(17,162)
Operating income	40,964	59,436	121,323

Interest and other income	26,380	10,331	5,989
Interest expense	(52,183)	(84,329)	(107,316)
(Loss) gain on early extinguishment of debt	(493)	(2,680)	6,661
Foreign currency exchange loss	—	(5)	(8,857)
Gain on sale of properties, net	15,498	250,886	84,421
Income before income taxes	30,166	233,639	102,221
Income tax expense	(500)	(745)	(2,364)
Net income	$29,666	$232,894	$99,857

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
RELATED PERSON TRANSACTIONS

For information about our related person transactions, see Note 19 of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

At December 31, 2017, our outstanding fixed rate debt consisted of the following senior unsecured notes and secured mortgage notes (dollars in thousands):

Senior Unsecured Notes:

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense(1)	Maturity	Open at Par Date
5.875% senior unsecured notes due 2020	$250,000	5.88%	$14,688	9/15/2020	3/15/2020
5.750% senior unsecured notes due 2042(2)	175,000	5.75%	10,063	8/1/2042	Open
	$425,000		$24,751

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

(2)
On January 30, 2018, we delivered notice of our intent to redeem at par our $175 million 5.75% senior unsecured notes due 2042 on March 7, 2018. The notes will be redeemed for cash at a price equal to 100% of the principal amount of the notes plus any accrued and unpaid interest up to, but excluding, the redemption date.

No principal repayments are due under our senior unsecured notes until maturity.

Secured Mortgage Notes:

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense(1)	Maturity	Open at Par Date
206 East 9th Street	$26,536	5.69%	$1,601	1/5/2021	7/5/2020
97 Newberry Road	5,404	5.71%	378	3/1/2026	None
	$31,940		$1,979

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

Each of our fixed rate unsecured debt arrangements and our secured debt arrangements allow us to make repayments earlier than the stated maturity date.  We are generally allowed to make prepayments only at a premium equal to a make whole amount, as defined, which is generally designed to preserve a stated yield to the note holder.  Also, we have repurchased and retired some of our outstanding debts and we may do so again in the future.  These prepayment rights and our ability to repurchase and retire outstanding debt may afford us opportunities to mitigate the risk of refinancing our debts at maturity at higher rates by refinancing prior to maturity.

Floating Rate Debt

At December 31, 2017, our outstanding floating rate debt consisted of our term loans.  Our $200.0 million 5-year term loan matures in January 2020 and our $200.0 million 7-year term loan matures in January 2022.  Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus spreads that are subject to adjustment based upon changes to our credit ratings. As of December 31, 2017, we had no balance outstanding and $750.0 million available under our revolving credit facility. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  Effective April 1, 2016, we entered into an interest rate cap agreement with respect to $400.0 million of floating rate debt, as described above under “Cap Agreement.” In addition, upon renewal or refinancing of our revolving credit facility or term loans, we are vulnerable to increases in interest rates due to market conditions or our perceived credit risk.  Generally, a change in market interest rates would not affect the value of these floating rate debts, but would affect our operating results.

  The following table presents the impact a 100 basis point increase in interest rates would have on our floating rate interest expense as of December 31, 2017 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year(1)	Outstanding Debt	Total Interest Expense Per Year
Term loans at December 31, 2017	2.71%/3.11%	$400,000	$11,657
100 basis point increase	3.71%/4.11%	$400,000	$15,657

(1)	Based on the interest rates and outstanding borrowings of our floating rate debt as of December 31, 2017.

Swap Agreements

We have utilized and may utilize in the future interest rate swap agreements to manage our interest rate risk exposure on mortgage notes. Prior to November 2016, we had interest rate swap agreements on mortgage debt, which required us to pay interest at a rate equal to a spread over LIBOR.  These interest rate swap agreements effectively modified our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate, thus reducing the impact of interest rate changes on future interest expense. While we do not currently have any interest rate swap agreements, we may enter into such agreements in the future.

Cap Agreement

We entered into an interest rate cap agreement on March 4, 2016, effective April 1, 2016, to manage our interest rate risk exposure on $400.0 million of floating rate debt, which requires us to pay interest at a rate equal to a spread over LIBOR. The interest rate cap has a maturity date of March 1, 2019. From and after the effective date, this interest rate cap agreement reduces our exposure to variability in expected future cash outflows attributable to changes in LIBOR, relating to a portion of our outstanding floating rate debt, by protecting us from increases in the hedged cash flows on our floating rate debt attributable to changes in LIBOR above the strike rate of the interest rate cap. As of December 31, 2017, the fair value of our derivative instrument included in other assets and cumulative other comprehensive loss in our consolidated balance sheet totaled $17,000.

United States Treasury Notes

Changes in interest rates may affect the fair value of the United States Treasury notes that we hold. An increase in market interest rates could decrease the fair value of these securities, while a decrease in rates could increase the fair value of these securities. To provide a meaningful assessment of the interest rate risk associated with the United States Treasury notes we hold, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the Unites States Treasury notes assuming a 100 basis point parallel shift in the yield curve. Based on our position as of December 31, 2017, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $2.7 million incremental decline in the fair market value of the United States Treasury notes. Such losses would only be realized if we sold the investments prior to maturity.

Item 8.    Financial Statements and Supplementary Data.
The information required by Item 8 is included in Item 15 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2017 our internal control over financial reporting is effective.
Ernst & Young LLP, the independent registered public accounting firm that audited our 2017 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears on page F-2.

Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Our Code of Business Conduct and Ethics applies to all our representatives, including our officers and Trustees. Our Code of Business Conduct and Ethics is posted on our website, www.eqcre.com. A printed copy of our Code of Business Conduct and Ethics is also available free of charge to any person who requests a copy by writing to our Secretary, Equity Commonwealth, Two North Riverside Plaza, Suite 2100, Chicago, IL 60606. We have disclosed and intend to disclose any amendments or waivers to our Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.
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

3.2	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 11, 2006.)

3.3	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K filed May 31, 2011.)

3.4	Third Amended and Restated Bylaws of the Company, adopted March 15, 2017. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

4.2	Form of 61/2% Series D Cumulative Convertible Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

4.3
Indenture, dated as of July 9, 1997, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File Number 001-09317.)

Exhibit Number	Description

4.4
Supplemental Indenture No. 20, dated as of September 17, 2010, between the Company and U.S. Bank, relating to the Company’s 5.875% Senior Notes due 2020, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)

4.5
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

10.3
Assumption Agreement, dated as of November 10, 2016, between EQC Operating Trust and Equity Commonwealth. (Incorporated by reference to the Company’s Current Report on Form 8-K filed November 14, 2016.)

10.4
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

10.6	Equity Commonwealth 2015 Omnibus Incentive Plan. (Incorporated by reference to the Company's Current Report on Form 8-K filed June 18, 2015.)

10.7	Amendment No. 1 to the Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed February 18, 2016.)

10.8	Form of Restricted Stock Agreement for Employees under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Filed herewith.)

10.9	Form of Restricted Stock Unit Agreement for Employees under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Filed herewith.)

10.10	Form of Time-Based LTIP Unit Agreement for Employees under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Filed herewith.)

10.11	Form of Performance-Based LTIP Unit Agreement for Employees under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Filed herewith.)

10.12	Form of Restricted Stock Agreement for Chairman of the Board under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Filed herewith.)

10.13	Form of Restricted Stock Unit Agreement for Chairman of the Board under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) Filed herewith.)

10.14	Form of Time-Based LTIP Unit Agreement for Chairman of the Board under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Filed herewith.)

Exhibit Number	Description
10.15	Form of Performance-Based LTIP Unit Agreement for Chairman of the Board under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Filed herewith.)

10.16	Form of Restricted Stock Agreement for Trustees under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company's Current Report on Form 8-K filed June 15, 2016.)

10.17
Form of Time-Based LTIP Unit Agreement for Trustees under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed June 21, 2017.)

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

10.21
Form of Restricted Share Unit Agreement for Employees (Special Awards) under Equity Commonwealth 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 31, 2014.)

10.22
Form of Restricted Share Agreement for Chairman of the Board (Special Awards) under Equity Commonwealth 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 31, 2014.)

10.23
Form of Restricted Share Unit Agreement for Chairman of the Board (Special Awards) under Equity Commonwealth 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 31, 2014.)

10.24
Real Estate Sale Agreement, dated as of January 22, 2018, among the Company, EQC 600 West Chicago Property, LLC and Chicago Kingsbury, LLC. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed January 23, 2018.)

10.25	Summary of Trustee Compensation. (+) (Filed herewith.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (Filed herewith.)

21.1	Subsidiaries of the Company. (Filed herewith.)

23.1	Consent of Ernst & Young LLP. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

Exhibit Number	Description
101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

(+)	Management contract or compensatory plan or arrangement.

Item 16.    Form 10-K Summary.
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
President and Chief Executive Officer

Dated: February 15, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David A. Helfand	President and Chief Executive Officer (principal executive officer), Trustee	February 15, 2018
David A. Helfand

/s/ Adam S. Markman	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 15, 2018
Adam S. Markman

/s/ Sam Zell	Chairman of the Board of Trustees	February 15, 2018
Sam Zell

/s/ James S. Corl	Trustee	February 15, 2018
James S. Corl

/s/ Martin L. Edelman	Trustee	February 15, 2018
Martin L. Edelman

/s/ Edward A. Glickman	Trustee	February 15, 2018
Edward A. Glickman

/s/ Peter Linneman	Trustee	February 15, 2018
Peter Linneman

/s/ James L. Lozier, Jr.	Trustee	February 15, 2018
James L. Lozier, Jr.

/s/ Mary Jane Robertson	Trustee	February 15, 2018
Mary Jane Robertson

/s/ Kenneth Shea	Trustee	February 15, 2018
Kenneth Shea

/s/ Gerald A. Spector	Trustee	February 15, 2018
Gerald A. Spector

/s/ James A. Star	Trustee	February 15, 2018
James A. Star

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Trustees of Equity Commonwealth

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Equity Commonwealth (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2018 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for cash flows for each of the three years in the period ended December 31, 2017.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1986.
Chicago, Illinois
February 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Trustees of Equity Commonwealth

Opinion on Internal Control Over Financial Reporting
We have audited Equity Commonwealth’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Equity Commonwealth (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO Criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Equity Commonwealth as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed at Item 15(a) and our report dated February 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Chicago, Illinois
February 15, 2018

EQUITY COMMONWEALTH
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2017	2016
ASSETS
Real estate properties:
Land	$191,775	$286,186
Buildings and improvements	1,555,836	2,570,704
	1,747,611	2,856,890
Accumulated depreciation	(450,718)	(755,255)
	1,296,893	2,101,635
Properties held for sale	97,688	—
Acquired real estate leases, net	23,847	48,281
Cash and cash equivalents	2,351,693	2,094,674
Marketable securities	276,928	—
Restricted cash	8,897	6,532
Rents receivable, net of allowance for doubtful accounts of $4,771 and $5,105, respectively	93,436	152,031
Other assets, net	87,563	122,922
Total assets	$4,236,945	$4,526,075

LIABILITIES AND EQUITY
Senior unsecured debt, net	$815,984	$1,063,950
Mortgage notes payable, net	32,594	77,717
Liabilities related to properties held for sale	1,840	—
Accounts payable and accrued expenses	69,220	95,395
Assumed real estate lease obligations, net	1,001	1,946
Rent collected in advance	11,076	18,460
Security deposits	4,735	8,160
Total liabilities	936,450	1,265,628
Commitments and contingencies
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6 1/2% cumulative convertible; 4,915,196 shares issued and outstanding, aggregate liquidation preference of $122,880	119,263	119,263
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 124,217,616 and 123,994,465 shares issued and outstanding, respectively	1,242	1,240
Additional paid in capital	4,380,313	4,363,177
Cumulative net income	2,596,259	2,566,603
Cumulative other comprehensive loss	(95)	(208)
Cumulative common distributions	(3,111,868)	(3,111,868)
Cumulative preferred distributions	(685,748)	(677,760)
Total shareholders’ equity	3,299,366	3,260,447
Noncontrolling interest	1,129	—
Total equity	3,300,495	3,260,447
Total liabilities and equity	$4,236,945	$4,526,075
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	December 31,
	2017	2016	2015
Revenues:
Rental income	$270,320	$409,071	$570,382
Tenant reimbursements and other income	70,251	91,609	144,509
Total revenues	340,571	500,680	714,891
Expenses:
Operating expenses	141,425	200,706	324,948
Depreciation and amortization	90,708	131,806	194,001
General and administrative	47,760	50,256	57,457
Loss on asset impairment	19,714	58,476	17,162
Total expenses	299,607	441,244	593,568
Operating income	40,964	59,436	121,323
Interest and other income	26,380	10,331	5,989
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $3,135, $3,725, and $1,028, respectively)	(52,183)	(84,329)	(107,316)
(Loss) gain on early extinguishment of debt	(493)	(2,680)	6,661
Foreign currency exchange loss	—	(5)	(8,857)
Gain on sale of properties, net	15,498	250,886	84,421
Income before income taxes	30,166	233,639	102,221
Income tax expense	(500)	(745)	(2,364)
Net income	29,666	232,894	99,857
Net income attributable to noncontrolling interest	(10)	—	—
Net income attributable to Equity Commonwealth	29,656	232,894	99,857
Preferred distributions	(7,988)	(17,956)	(27,924)
Excess fair value of consideration paid over carrying value of preferred shares	—	(9,609)	—
Net income attributable to Equity Commonwealth common shareholders	$21,668	$205,329	$71,933
Weighted average common shares outstanding — basic	124,125	125,474	128,621
Weighted average common shares outstanding — diluted	125,129	126,768	129,437
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.17	$1.64	$0.56
Diluted	$0.17	$1.62	$0.56
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$29,666	$232,894	$99,857

Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on derivative instruments and other assets	(248)	3,479	612
Foreign currency translation adjustments	—	—	48,917
Unrealized gain, net on marketable securities	361	—	—
Total comprehensive income	$29,779	$236,373	$149,386
Comprehensive income attributable to the noncontrolling interest	(10)	—	—
Total comprehensive income attributable to Equity Commonwealth	$29,769	$236,373	$149,386

See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)

	Equity Commonwealth Shareholders
	Preferred Shares					Common Shares
	Series D		Series E
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at December 31, 2014	4,915,497	$119,266	11,000,000	$265,391	$(622,271)	129,607,279	$1,296	$(3,111,868)	$4,487,133	$2,233,852	$(53,216)	$—	$3,319,583
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	99,857	—	—	99,857
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	—	—	—	612	—	612
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	48,917	—	48,917
Total comprehensive income													149,386
Purchase of shares	—	—	—	—	—	(3,410,300)	(35)	—	(87,948)	—	—	—	(87,983)
Redemption of shares	(301)	(3)	—	—	—	144	—	—	3	—	—	—	—
Share-based compensation	—	—	—	—	—	152,791	2	—	15,423	—	—	—	15,425
Distributions	—	—	—	—	(27,924)	—	—	—	—	—	—	—	(27,924)
Balance at December 31, 2015	4,915,196	119,263	11,000,000	265,391	(650,195)	126,349,914	1,263	(3,111,868)	4,414,611	2,333,709	(3,687)	—	3,368,487
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	232,894	—	—	232,894
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	—	—	3,479	—	3,479
Total comprehensive income													236,373
Purchase of shares	—	—	—	—	—	(2,491,675)	(25)	—	(69,962)	—	—	—	(69,987)
Redemption of shares	—	—	(11,000,000)	(275,000)	—	—	—	—	—	—	—	—	(275,000)
Excess fair value of consideration paid over carrying value of preferred shares	—	—	—	9,609	(9,609)	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	136,226	2	—	18,528	—	—	—	18,530
Distributions	—	—	—	—	(17,956)	—	—	—	—	—	—	—	(17,956)
Balance at December 31, 2016	4,915,196	119,263	—	—	(677,760)	123,994,465	1,240	(3,111,868)	4,363,177	2,566,603	(208)	—	3,260,447
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
(amounts in thousands, except share data)

	Equity Commonwealth Shareholders
	Preferred Shares					Common Shares
	Series D		Series E
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Loss	Noncontrolling Interest	Total
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	29,656	—	10	29,666
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	—	—	(248)	—	(248)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	361	—	361
Total comprehensive income													29,779
Purchase of shares	—	—	—	—	—	(43,329)	—	—	(3,188)	—	—	—	(3,188)
Share-based compensation	—	—	—	—	—	266,480	2	—	20,156	—	—	1,256	21,414
Contributions	—	—	—	—	—	—	—	—	—	—	—	31	31
Distributions	—	—	—	—	(7,988)	—	—	—	—	—	—	—	(7,988)
Adjustment for noncontrolling interest	—	—	—	—	—	—	—	—	168	—	—	(168)	—
Balance at December 31, 2017	4,915,196	$119,263	—	$—	$(685,748)	124,217,616	$1,242	$(3,111,868)	$4,380,313	$2,596,259	$(95)	$1,129	$3,300,495
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2017	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,666	$232,894	$99,857
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	73,169	102,695	145,888
Net amortization of debt discounts, premiums and deferred financing fees	3,135	3,725	1,028
Straight line rental income	(14,425)	(14,083)	(5,255)
Amortization of acquired real estate leases	8,994	21,129	34,277
Other amortization	9,989	14,513	21,309
Share-based compensation	21,414	18,530	15,425
Loss on asset impairment	19,714	58,476	17,162
Loss (gain) on early extinguishment of debt	493	2,680	(6,661)
Foreign currency exchange loss	—	5	8,857
Net gain on sale of properties	(15,498)	(250,886)	(84,421)
Change in assets and liabilities:
Rents receivable and other assets	(23,708)	(23,921)	(47,472)
Accounts payable and accrued expenses	(9,047)	4,663	(4,643)
Rent collected in advance	(3,563)	(6,981)	(8,462)
Security deposits	(337)	264	1,225
Cash provided by operating activities	99,996	163,703	188,114

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	—	(2,802)	—
Real estate improvements	(64,813)	(121,450)	(70,633)
Insurance proceeds received	4,000	500	—
Principal payments received from direct financing lease	—	—	7,352
Principal payments received from real estate mortgages receivable	313	—	—
Proceeds from sale of properties, net	802,324	1,149,471	1,888,815
Purchase of marketable securities	(276,238)	—	—
Proceeds from sale of securities	—	—	27,068
Cash provided by investing activities	465,586	1,025,719	1,852,602

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common shares	(3,188)	(69,987)	(87,983)
Redemption of preferred shares	—	(275,000)	—
Payments on borrowings	(295,053)	(560,187)	(469,963)
Deferred financing fees	—	(52)	(7,143)
Contributions from holders of noncontrolling interest	31	—	—
Distributions to preferred shareholders	(7,988)	(17,956)	(27,924)
Cash used in financing activities	(306,198)	(923,182)	(593,013)
Effect of exchange rate changes on cash	—	(8)	(9,502)
Increase in cash, cash equivalents, and restricted cash	259,384	266,232	1,438,201
Cash, cash equivalents, and restricted cash at beginning of year	2,101,206	1,834,974	396,773
Cash, cash equivalents, and restricted cash at end of year	$2,360,590	$2,101,206	$1,834,974
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$56,796	$85,310	$111,324
Taxes paid	910	327	6,028

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in capital expenditures recorded as liabilities	3,970	10,331	(13,528)
Mortgage note payable and interest payable transferred in consensual foreclosure	—	—	43,255

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2017	2016	2015
Cash and cash equivalents	$2,351,693	$2,094,674	$1,802,729
Restricted cash	8,897	6,532	32,245
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$2,360,590	$2,101,206	$1,834,974

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

The Company now conducts and intends to continue to conduct substantially all of its activities through the Operating Trust. The Company beneficially owned, 99.97% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust (OP Units) as of December 31, 2017, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the exclusive power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.
At December 31, 2017, our portfolio, excluding properties held for sale, included 16 properties (26 buildings), with a combined 8.7 million square feet. As of December 31, 2017, we had $2.6 billion of cash and cash equivalents and marketable securities. All numbers of properties, numbers of buildings and square feet are unaudited.

Note 2.  Summary of Significant Accounting Policies
Basis of Presentation.    The consolidated financial statements include our investments in 100% owned subsidiaries and majority owned subsidiaries that are controlled by us. References to we, us, our and the Company, refer to Equity Commonwealth and its consolidated subsidiaries as of December 31, 2017, unless the context indicates otherwise. All intercompany transactions and balances have been eliminated.
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
We allocate the consideration paid for our properties among land, buildings and improvements and, for properties that qualify as acquired businesses under the Business Combinations Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), to identified intangible assets and liabilities, consisting of the value of above market and below market leases, the value of acquired in place leases and the value of tenant relationships. Purchase price allocations and the determination of useful lives are based on our estimates and, under some circumstances, studies from independent real estate appraisal firms to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determination of useful lives.
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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We review our properties for impairment quarterly, or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Impairment indicators may include declining tenant occupancy, lack of progress releasing vacant space, tenant bankruptcies, low long term prospects for improvement in property performance, weak or declining tenant profitability, cash flow or liquidity, and our decision to dispose of an asset before the end of its estimated useful life. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. The determination of undiscounted cash flow includes consideration of many factors including income to be earned from the investment, holding costs (exclusive of interest), estimated selling prices, and prevailing economic and market conditions. In the event that such expected undiscounted future cash flows do not exceed the carrying values, we estimate the fair value of the assets and record an impairment charge equal to the amount by which the carrying value exceeds the estimated fair value. Estimated fair values are calculated based on the following information, (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows. During the years ended December 31, 2017, 2016, and 2015 we recorded a loss on asset impairment in continuing operations totaling $19.7 million, $58.5 million and $17.2 million respectively, to reduce the carrying value of properties to their estimated fair values (see Note 16).
When we classify properties as held for sale, we discontinue the recording of depreciation expense and estimate their fair value less costs to sell. If we determine that the carrying value for these properties exceed their estimated fair value less costs to sell, we record a loss on asset impairment.
Certain of our real estate assets contain hazardous substances, including asbestos. We believe any asbestos in our buildings is contained in accordance with current regulations, and we have no current plans to remove any such asbestos. If we remove the asbestos or renovate or demolish these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed. We do not believe that there are other environmental conditions at any of our properties that have a material adverse effect on us. However, no assurances can be given that such conditions are not present in our properties or that other costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. As of December 31, 2017 and 2016, we did not have any accrued environmental remediation costs.
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
Marketable Securities. All of our marketable securities are classified as available-for-sale and consist of United States Treasury notes and common stock. Available-for-sale securities are presented on our consolidated balance sheets at fair value. Changes in values of these securities are recognized in cumulative other comprehensive income (loss). Realized gains and losses are recognized in earnings only upon the sale of the securities.
We evaluate our marketable securities for impairment each reporting period. For securities with unrealized losses, we review the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline. In our evaluation, we consider our ability and intent to hold these investments for a reasonable period of time

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Accounting Policy for Derivative Instruments.    Derivative instruments are recognized as either assets or liabilities in the consolidated balance sheets at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether such instrument has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. As of December 31, 2017, we have an interest rate cap agreement that qualifies as a cash flow hedge.
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
Earnings Per Common Share.    Earnings per common share, or EPS, is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if our series D convertible preferred shares, our restricted share units (RSUs) or beneficial interests in the Operating Trust (LTIP Units) were converted into our common shares, which could result in a lower EPS amount. The effect of our series D convertible preferred shares on net income attributable to common shareholders is anti-dilutive for all periods presented.
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
The Income Taxes Topic of the ASC prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Deferred tax assets are recognized to the extent that it is "more likely than not" that a particular tax position will be sustained upon examination or audit. To the extent

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the "more likely than not" standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.
Use of Estimates.    Preparation of these financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.
Foreign Operations.    During the year ended December 31, 2015, we sold our Australian properties and no longer have any foreign operations. The U.S. dollar was the functional currency for our consolidated subsidiaries operating in the United States prior to the sale of the Australian portfolio. The functional currency for our consolidated subsidiaries in countries other than the United States was the principal currency in which the entity's assets, liabilities, income and expenses were denominated. The functional currency of our consolidated subsidiary that operated in Australia was the Australian dollar. We translated our Australian subsidiary's financial statements into U.S. dollars when we consolidated that subsidiary's financial statements on a quarterly basis. Generally, we translated assets and liabilities at the exchange rate in effect as of the balance sheet date. The resulting translation adjustments were included in cumulative other comprehensive loss in our consolidated balance sheets. We translated income statement accounts using the average exchange rate for the period and income statement accounts that include significant non-recurring transactions at the rate in effect as of the date of the transaction. We were subject to foreign currency risk due to potential fluctuations in exchange rates between Australian and U.S. currencies.
New Accounting Pronouncements. In August 2017, the FASB issued Accounting Standards Update (ASU) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. The amendments also simplify the application of hedge accounting in certain situations. This update is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. We are evaluating the impact ASU 2017-12 will have on our financial position and results of operations.

In May 2017, the FASB issued ASU 2017-09 Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 is designed to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017. We do not expect that the adoption of this ASU will have a material impact on our consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which amends ASC Topic 230, Statements of Cash Flows, to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period.

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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We early adopted both ASU 2016-18 and ASU 2016-15 on December 31, 2017 and made the following reclassifications to the prior years' consolidated statements of cash flows to conform to the current year's presentation (in thousands):

Statement of Cash Flow for the year ended December 31, 2016	Originally Reported	Effect of Change	As Adjusted
Cash provided by operating activities	$163,016	$687	$163,703
Cash provided by investing activities	1,052,119	(26,400)	1,025,719

Statement of Cash Flow for the year ended December 31, 2015	Originally Reported	Effect of Change	As Adjusted
Cash provided by operating activities	$181,544	$6,570	$188,114
Cash provided by investing activities	1,648,893	203,709	1,852,602
Cash used in financing activities	(382,722)	(210,291)	(593,013)

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, but early adoption is permitted. We adopted this ASU on January 1, 2017 and the adoption did not have a material impact on our consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, related to certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will require entities to measure their equity investments at fair value and recognize any changes in fair value in net income, with certain exceptions, rather than other comprehensive income. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new standard was effective for us beginning on January 1, 2018 and it did not have a material effect on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The objective of ASU 2014-09, as amended, is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

applying ASU 2014-09, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB’s ASC, and more particularly lease contracts with customers, which are a scope exception. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, with early adoption permitted. We expect to use the modified retrospective method of adoption that will result in a cumulative effect adjustment as of the date of adoption. We developed a project plan, which consisted of gathering and evaluating the inventory of our revenue streams. As our portfolio is currently comprised, the adoption of this ASU will not have a material impact on our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08.  ASU 2014-08 changes the criteria for reporting a discontinued operation.  Under this pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation.  We adopted ASU 2014-08 on January 1, 2015, and determined that our 2017, 2016 and 2015 dispositions do not individually represent a strategic shift, as defined by the standard, that has or will have a major effect on our operations and financial results. As a result, the 2017, 2016 and 2015 dispositions have not been presented as discontinued operations in the statements of operations.

Note 3.  Real Estate Properties
Acquisitions and Expenditures
In October 2016, we purchased a parcel of land adjacent to our Research Park property in Austin, Texas for $2.8 million. We did not make any acquisitions during the year ended December 31, 2017.
During the years ended December 31, 2017, 2016, and 2015, we made improvements, excluding tenant-funded improvements, to our properties totaling $55.0 million, $110.7 million and $75.7 million, respectively.
We committed $44.9 million for expenditures related to 1.3 million square feet of leases executed during 2017. Committed but unspent tenant related obligations are leasing commissions and tenant improvements. Based on existing leases as of December 31, 2017, committed but unspent tenant related obligations were $63.2 million.
Properties Held For Sale:

We classify all properties that meet the criteria outlined in the Property, Plant and Equipment Topic of the FASB ASC as held for sale on our consolidated balance sheets.  As of December 31, 2016, we had no properties classified as held for sale. As of December 31, 2017, we classified the following property as held for sale (dollars in thousands):

Asset	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price
1600 Market Street	February 2018	1	1	825,968	$160,000

Summarized balance sheet information for the property classified as held for sale is as follows (in thousands):

December 31, 2017
Real estate properties	$76,066
Rents receivable, net of allowance for doubtful accounts of $5	13,270
Other assets, net	8,352
Assets held for sale	$97,688

Accounts payable and accrued expenses	$1,021
Rent collected in advance	408
Security deposits	411
Liabilities related to properties held for sale	$1,840

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property Dispositions:

During the year ended December 31, 2017, we sold the following properties (dollars in thousands):

Asset	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price	Gain (Loss) on Sale
Properties
111 Market Place	January 2017	1	1	589,380	$60,100	$(5,968)
Cabot Business Park Land	March 2017	—	—	—	575	(57)
Parkshore Plaza	April 2017	1	4	271,072	40,000	(2,460)
25 S. Charles Street	April 2017	1	1	359,254	24,500	(3,487)
802 Delaware Avenue	May 2017	1	1	240,780	34,000	9,099
1500 Market Street	July 2017	1	1	1,759,193	328,000	38,585
6600 North Military Trail	August 2017	1	3	639,825	132,050	(14,175)
789 East Eisenhower Parkway(1)	December 2017	—	1	130,961	24,942	1,242
33 Stiles Lane	December 2017	1	1	175,301	10,500	2,163
625 Crane Street (Land)	December 2017	—	—	—	307	249
Mineral Rights	December 2017	—	—	—	200	169

Portfolios of properties
4515 Seton Center Parkway	March 2017	1	1	117,265
4516 Seton Center Parkway	March 2017	1	1	120,559
Seton Center		2	2	237,824	$52,450	$22,479

Cherrington Corporate Center	December 2017	1	7	454,700
Foster Plaza	December 2017	1	8	727,743
Pittsburgh Portfolio		2	15	1,182,443	$71,000	$(33,048)

820 W. Diamond	July 2017	1	1	134,933
Danac Stiles Business Park	July 2017	1	3	276,637
411 Farwell Avenue	July 2017	1	1	422,727
2250 Pilot Knob Road	July 2017	1	1	87,183
4700 Belleview Avenue	July 2017	1	1	80,615
Five Property Portfolio		5	7	1,002,095	$84,000	$702
		16	37	6,588,128	$862,624	$15,493

(1)	We sold one building in a property containing two buildings.

During the year ended December 31, 2016, we disposed of the following properties (dollars in thousands):

Asset	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price	Gain (Loss) on Sale
Properties
Executive Park	February 2016	1	9	427,443	$50,865	$16,531
3330 N Washington Boulevard	March 2016	1	1	55,719	11,250	5,455
111 East Kilbourn Avenue	March 2016	1	1	373,669	60,500	14,687
1525 Locust Street	April 2016	1	1	98,009	17,700	8,956
633 Ahua Street	April 2016	1	1	93,141	29,000	15,963

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asset	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price	Gain (Loss) on Sale
Lakewood on the Park	May 2016	1	2	180,558	37,100	13,616
Leased Land	June 2016	1	7	—	48,450	15,914
9110 East Nichols Avenue	June 2016	1	1	143,958	17,200	642
111 River Street(1)	July 2016	1	1	566,215	235,000	78,207
Sky Park Centre	July 2016	1	2	63,485	13,700	4,746
Raintree Industrial Park	July 2016	1	12	563,182	11,500	(653)
8701 N Mopac	August 2016	1	1	121,901	21,500	8,394
7800 Shoal Creek Boulevard	October 2016	1	4	151,917	29,210	14,908
1200 Lakeside Drive	November 2016	1	1	260,084	65,270	3,062
6200 Glenn Carlson Drive	December 2016	1	1	338,000	23,050	7,706

Portfolios of properties
812 San Antonio Street	May 2016	1	1	59,321
1601 Rio Grande Street	May 2016	1	1	56,219
Downtown Austin portfolio		2	2	115,540	$32,600	$20,584

785 Schilinger Road South	June 2016	1	1	72,000
401 Vine Street	June 2016	1	1	53,980
633 Frazier Drive	June 2016	1	1	150,000
9840 Gateway Boulevard North	June 2016	1	1	72,000
3003 South Expressway 281	June 2016	1	1	150,000
1331 North Center Parkway	June 2016	1	1	53,980
Movie theater portfolio		6	6	551,960	$109,100	$30,595

128 Crews Drive	July 2016	1	1	185,600
111 Southchase Boulevard	July 2016	1	1	168,087
1043 Global Avenue	July 2016	1	1	450,000
South Carolina industrial portfolio		3	3	803,687	$30,000	$7,248

100 East Wisconsin Avenue	August 2016	1	1	435,067
111 Monument Circle	August 2016	1	2	1,121,764
101-115 W. Washington Street	August 2016	1	1	634,058
North Point Office Complex	August 2016	1	2	873,335
Midwest portfolio		4	6	3,064,224	$416,900	$(15,800)
Total		30	62	7,972,692	$1,259,895	$250,761

(1)	Property sale represented a leasehold interest.
During the year ended December 31, 2015, we sold 91 properties (135 buildings) with a combined 18,939,185 square feet for an aggregate gross sales price of $2.0 billion, excluding closing costs and mortgage debt repayments.
Lease Payments
Our real estate properties are generally leased on gross lease, modified gross lease or triple net lease bases pursuant to non-cancelable, fixed term operating leases expiring between 2018 and 2037. Our triple net leases generally require the lessee to pay all property operating costs. Our gross leases and modified gross leases require us to pay all or some property operating

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expenses and to provide all or some property management services. A portion of these property operating expenses are reimbursed by the tenants.
The future minimum lease payments, excluding tenant reimbursement revenue, scheduled to be received by us during the current terms of our leases as of December 31, 2017 are as follows (in thousands):

2018	$187,984
2019	177,325
2020	158,000
2021	141,937
2022	131,362
Thereafter	693,119
$1,489,727
One of our real estate properties that we sold in 2016, 111 River Street in Hoboken, New Jersey, was subject to a ground lease. The amount of ground lease expense included in operating expenses during the years ended December 31, 2016 and 2015, totaled $0.9 million and $1.8 million, respectively. Ground lease expense includes percentage rent.
Note 4. Lease Intangibles
The following table summarizes the carrying amounts for our acquired real estate leases and assumed real estate lease obligations as of December 31, 2017, and 2016, and (in thousands):

	December 31,
	2017	2016
Acquired in-place leases	$56,853	$102,102
Acquired above market leases	21,021	44,752
Acquired real estate leases	77,874	146,854
Accumulated amortization, acquired in-place leases	(41,978)	(71,320)
Accumulated amortization, acquired above market leases	(12,049)	(27,253)
Acquired real estate leases, net	$23,847	$48,281

Acquired below market leases	$6,093	$10,434
Accumulated amortization	(5,092)	(8,488)
Assumed real estate lease obligations, net	$1,001	$1,946
Amortization of the lease intangibles for the years ended December 31, 2017, 2016, and 2015, is as follows (in thousands):

		December 31,
	Income Statement Location	2017	2016	2015
Amortization of acquired in-place leases	Depreciation and amortization	$7,220	$14,598	$26,787
Amortization of above and below market leases	Increase (decrease) to rental income	(1,774)	(6,531)	(7,515)

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future amortization of net intangible lease assets and liabilities to be recognized by us during the current terms of our leases as of December 31, 2017, are approximately (in thousands):

2018	$7,285
2019	3,702
2020	2,449
2021	2,236
2022	1,959
Thereafter	5,215
$22,846

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

Note 6.  Marketable Securities

All of our marketable securities are classified as available-for-sale and consist of United States Treasury notes, which mature in 2019, and common stock. Below is a summary of our marketable securities as of December 31, 2017 (in thousands):

	December 31, 2017
	Cost or Amortized Cost	Unrealized Gain, Net	Estimated Fair Value
Marketable securities	$276,567	$361	$276,928

Note 7. Other Assets
Real Estate Mortgages Receivable
As of December 31, 2017, and 2016, we had total real estate mortgages receivable with an aggregate carrying value of $7.7 million and $8.1 million, respectively, included in other assets in our consolidated balance sheets.  We provided mortgage financing totaling $7.7 million at 6.0% per annum in connection with our sale of three properties (18 buildings) in January 2013 in Dearborn, MI; this real estate mortgage requires monthly interest payments and matures on January 24, 2023.  We also provided mortgage financing totaling $0.4 million at 6.0% per annum in connection with our sale of a property in Salina, NY in April 2012. In September 2017, we received a $0.3 million repayment, representing a settlement of the obligation, related to this real estate mortgage receivable and recorded a loss of $0.1 million in interest and other income for the year ended December 31, 2017.

We monitor the payment history of the borrowers and have determined that no allowance for losses related to these real estate mortgages receivable was necessary at December 31, 2017, and 2016.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Financing Fees, Deferred Leasing Costs and Capitalized Lease Incentives
The following table summarizes our deferred financing fees related to our unsecured revolving credit facility included in other assets, deferred leasing costs and capitalized lease incentives as of December 31, 2017, and 2016 (in thousands):

	December 31,
	2017	2016
Deferred financing fees	$14,458	$14,458
Accumulated amortization	(12,709)	(11,093)
Deferred financing fees, net	$1,749	$3,365

Deferred leasing costs	$85,606	$133,771
Accumulated amortization	(22,067)	(41,148)
Deferred leasing costs, net	$63,539	$92,623

Capitalized lease incentives	$8,562	$10,344
Accumulated amortization	(2,054)	(2,680)
Capitalized lease incentives, net	$6,508	$7,664

Future amortization of deferred leasing costs and capitalized lease incentives to be recognized by us during the current terms of our leases as of December 31, 2017 are approximately (in thousands):

	Deferred Leasing Costs	Capitalized Lease Incentives
2018	$7,707	$983
2019	7,694	798
2020	7,383	758
2021	6,595	592
2022	6,046	547
Thereafter	28,114	2,830
	$63,539	$6,508

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8.  Indebtedness
At December 31, 2017 and 2016, our outstanding indebtedness included the following (in thousands):

				December 31,
	Interest Rate at December 31, 2017		Maturity Date	2017	2016
Unsecured revolving credit facility, at LIBOR plus a premium	2.61%		1/28/2019	$—	$—
5-year unsecured term loan, at LIBOR plus a premium	2.71%		1/28/2020	200,000	200,000
7-year unsecured term loan, at LIBOR plus a premium	3.11%		1/28/2022	200,000	200,000
Unsecured floating rate debt	2.91%	(1)		$400,000	$400,000

6.65% Senior Unsecured Notes due 2018	—%		—	$—	$250,000
5.875% Senior Unsecured Notes due 2020	5.875%		9/15/2020	250,000	250,000
5.75% Senior Unsecured Notes due 2042(2)	5.75%		8/1/2042	175,000	175,000
Unsecured fixed rate debt	5.82%	(1)		$425,000	$675,000

Parkshore Plaza	—%		—	$—	$41,275
206 East 9th Street	5.69%		1/5/2021	26,536	27,041
33 Stiles Lane	—%		—	—	2,415
97 Newberry Road	5.71%		3/1/2026	5,404	5,903
Secured fixed rate debt	5.69%	(1)		$31,940	$76,634
				$856,940	$1,151,634
Unamortized net premiums, discounts and deferred financing fees				(8,362)	(9,967)
				$848,578	$1,141,667

(1)	Represents weighted average interest rate at December 31, 2017.

(2)
On January 30, 2018, we delivered notice of our intent to redeem at par our $175 million 5.75% senior unsecured notes due 2042 on March 7, 2018. The notes will be redeemed for cash at a price equal to 100% of the principal amount of the notes plus any accrued and unpaid interest up to, but excluding, the redemption date.

 Unsecured Revolving Credit Facility and Term Loan:
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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Borrowings under our revolving credit facility currently bear interest at LIBOR plus a spread, which was 105 basis points as of December 31, 2017.  As of December 31, 2017, the interest rate payable on borrowings under our revolving credit facility was 2.61%.  As of December 31, 2017, we had no balance outstanding and $750.0 million available under our revolving credit facility and the facility fee as of December 31, 2017 was 20 basis points. Our term loans currently bear interest at a rate of LIBOR plus a spread, which was 115 and 155 basis points for the 5-year and 7-year term loan, respectively, as of December 31, 2017.  As of December 31, 2017, the interest rates for the amounts outstanding under our 5-year term loan and 7-year term loan were 2.71% and 3.11%, respectively.  As of December 31, 2017, we had $200.0 million outstanding under each of our 5-year and 7-year term loans.

Debt Covenants:

Our public debt indenture and related supplements and our credit agreement contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.  At December 31, 2017, we believe we were in compliance with all of our respective covenants under our public debt indenture and related supplements and our credit agreement.

Senior Unsecured Notes:

On July 15, 2017, we redeemed at par $250.0 million of our 6.65% senior unsecured notes due 2018 and recognized a loss on early extinguishment of debt of $0.2 million for the year ended December 31, 2017 from the write off of unamortized deferred financing fees and the write off of an unamortized discount.

On December 15, 2016, we redeemed at par $250.0 million of our 6.25% senior unsecured notes due 2017 and recognized a loss on early extinguishment of debt of $0.1 million for the year ended December 31, 2016 from the write-off of an unamortized discount and unamortized deferred financing fees.

On February 16, 2016, we redeemed at par $139.1 million of our 6.25% senior unsecured notes due 2016 and recognized a loss on early extinguishment of debt of $0.1 million for the year ended December 31, 2016 from the write-off of an unamortized discount and unamortized deferred financing fees.

On May 1, 2015, we redeemed at par $138.8 million of our 5.75% senior unsecured notes due 2015 and recognized a loss on early extinguishment of debt of $0.1 million for the year ended December 31, 2015 from the write-off of an unamortized discount and unamortized deferred financing fees.

Mortgage Notes Payable:

At December 31, 2017, two of our properties with an aggregate net book value of $56.2 million had secured mortgage notes totaling $32.6 million (including net premiums and unamortized deferred financing fees) maturing in 2021 and 2026.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2017, we repaid $2.0 million of mortgage debt at 33 Stiles Lane and recognized a loss on early extinguishment of debt of $0.2 million for the year ended December 31, 2017 from prepayment fees and the write off of unamortized deferred financing fees.

In April 2017, we repaid at par $41.3 million of mortgage debt at Parkshore Plaza and recognized a loss on early extinguishment of debt of $0.1 million for the year ended December 31, 2017 from prepayment fees and the write off of unamortized deferred financing fees, net of the write off of an unamortized premium.

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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Required Principal Payments:
The required principal payments due during the next five years and thereafter under all of our outstanding debt at December 31, 2017 are as follows (in thousands):

2018	$1,063
2019	1,126
2020	451,189
2021	25,463
2022	200,663
Thereafter(1)	177,436
$856,940

(1)
On January 30, 2018, we delivered notice of our intent to redeem at par our $175 million 5.75% senior unsecured notes due 2042 on March 7, 2018. The notes will be redeemed for cash at a price equal to 100% of the principal amount of the notes plus any accrued and unpaid interest up to, but excluding, the redemption date.

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

Common Share Repurchases:

On August 24, 2015, our Board of Trustees approved a common share repurchase program, which authorizes the repurchase of up to $100.0 million of our outstanding common shares over the twelve month period following the date of authorization. On September 14, 2015, our Board of Trustees authorized the repurchase of up to an additional $100.0 million of our outstanding common shares over the twelve month period following the date of authorization. In August and September 2016, the first two share repurchase authorizations, of which $86.6 million was not utilized, expired. On March 17, 2016, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. In March 2017, this share repurchase authorization, of which $106.6 million was not utilized, expired. On March 15, 2017, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the twelve month period following the date of authorization.

During the year ended December 31, 2017, we did not purchase any common shares under our common share repurchase program. During the years ended December 31, 2016 and 2015, we purchased and retired 2,491,675 and 3,410,300 of our common shares, respectively, at a weighted average price of $27.68 and $25.76 per share, respectively, for a total investment of $69.0 million and $87.8 million, respectively. Since the inception of the common share repurchase program through December 31, 2017, we have purchased and retired a total of 5,901,975 of our common shares at a weighted average price of $26.57 per share, for a total of $156.8 million. The $150.0 million of remaining authorization available under our share repurchase program as of December 31, 2017 is scheduled to expire in March 2018.

During the years ended December 31, 2017 and 2016, certain of our employees surrendered 43,329 and 31,025 common shares, respectively, owned by them to satisfy their statutory tax withholding obligations in connection with the vesting of such common shares under the Equity Commonwealth 2015 Omnibus Incentive Plan (the 2015 Incentive Plan).

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Share Distributions:

Our credit agreement contains a number of financial and other covenants, including a covenant which restricts our ability to make distributions under certain circumstances. See Note 8 for additional information regarding our credit agreement. We did not pay any cash distributions to our common shareholders in 2017, 2016 and 2015.

Series D Preferred Shares:
Each of our 4,915,196 series D cumulative convertible preferred shares accrue dividends of $1.625, or 6.50% per annum of the liquidation amount, payable in equal quarterly payments. Our series D preferred shares are convertible, at the holder's option, into our common shares at an initial conversion rate of 0.480775 common shares per series D preferred share, which is equivalent to an initial conversion price of $52.00 per common share, or 2,363,103 additional common shares at December 31, 2017. On or after November 20, 2011, if our common shares trade at or above the then applicable conversion price, we may, at our option, convert some or all of the series D preferred shares into common shares at the then applicable conversion rate. If a fundamental change occurs, which generally will be deemed to occur upon a change in control or a termination of trading of our common shares (or other equity securities into which our series D preferred shares are then convertible), holders of our series D preferred shares will have a special right to convert their series D preferred shares into a number of our common shares per $25.00 liquidation preference, plus accrued and unpaid distributions, divided by 98% of the average closing market price of our common shares for a specified period before such event is effective, unless we exercise our right to repurchase these series D preferred shares for cash, at a purchase price equal to 100% of their liquidation preference, plus accrued and unpaid distributions. The issuance of a large number of common shares as a result of the exercise of this conversion right after a fundamental change may have a dilutive effect on net income attributable to Equity Commonwealth common shareholders per share for future periods. As of December 31, 2017, we had 4,915,196 outstanding series D preferred shares that were convertible into 2,363,103 of our common shares.
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
Preferred Share Distributions:

Under our governing documents and Maryland law, distributions to our shareholders are to be authorized and declared by our Board of Trustees. In 2017, our Board of Trustees declared distributions on our series D preferred shares to date as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
January 12, 2017	January 30, 2017	February 15, 2017	$0.40625
April 10, 2017	April 28, 2017	May 15, 2017	$0.40625
June 30, 2017	July 28, 2017	August 15, 2017	$0.40625
October 12, 2017	October 30, 2017	November 15, 2017	$0.40625

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

We have determined that 0%, 96.31% and 0% of each distribution to our shareholders for the tax years ended December 31, 2017, 2016, and 2015, respectively, consists of an alternative minimum tax adjustment.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10.  Noncontrolling Interest

Noncontrolling interest represents the portion of the units in the Operating Trust not beneficially owned by the Company. An operating partnership unit (OP Unit) and a share of our common stock have essentially the same economic characteristics. Distributions with respect to OP Units will generally mirror distributions with respect to the Company’s common shares. Unitholders (other than the Company) generally have the right, commencing six months from the date of issuance of such OP Units, to cause the Operating Trust to redeem their OP Units in exchange for cash or, at the option of the Company, common shares of the Company on a one-for-one basis. As sole trustee, the Company will have the sole discretion to elect whether the redemption right will be satisfied by the Company in cash or the Company’s common shares. As a result, the Noncontrolling interest is classified as permanent equity. As of December 31, 2017, the portion of the Operating Trust not beneficially owned by the Company is in the form of LTIP Units (see Note 14 for a description of LTIP Units). LTIP Units may be subject to additional vesting requirements.

The following table presents the changes in Equity Commonwealth’s issued and outstanding common shares and units for the year ended December 31, 2017:

	Common Shares	LTIP Units	Total
Outstanding at January 1, 2017	123,994,465	—	123,994,465
Restricted share, time-based LTIP Unit grants and vested restricted stock units, net of forfeitures	223,151	42,520	265,671
Outstanding at December 31, 2017	124,217,616	42,520	124,260,136
Noncontrolling ownership interest in the Operating Trust			0.03%

The carrying value of the Noncontrolling interest is allocated based on the number of LTIP Units in proportion to the number of LTIP Units plus the number of common shares. We adjust the noncontrolling interest balance at the end of each period to reflect the noncontrolling partners’ interest in the net assets of the Operating Trust. Net income is allocated to the Noncontrolling interest in the Operating Trust based on the weighted average ownership percentage during the period. Equity Commonwealth’s weighted average ownership interest in the Operating Trust was 99.97% for the year ended December 31, 2017.

Note 11.  Cumulative Other Comprehensive Loss

The following tables present the amounts recognized in cumulative other comprehensive loss for the years ended December 31, 2017 and 2016 (in thousands):

	Unrealized Loss on Derivative Instruments	Unrealized Gain, Net on Marketable Securities	Total
Balances as of January 1, 2017	$(208)	$—	$(208)

Other comprehensive (loss) income before reclassifications	(297)	361	64
Amounts reclassified from cumulative other comprehensive loss to net income	49	—	49
Net current period other comprehensive (loss) income	(248)	361	113

Balances as of December 31, 2017	$(456)	$361	$(95)

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unrealized Loss on Derivative Instruments
Balance as of January 1, 2016	$(3,687)

Other comprehensive loss before reclassifications	(554)
Amounts reclassified from cumulative other comprehensive loss to net income	4,033
Net current period other comprehensive income	3,479

Balance as of December 31, 2016	$(208)

The following tables present reclassifications out of cumulative other comprehensive loss for the years ended December 31, 2017 and 2016 (in thousands):

	Amounts Reclassified from Cumulative Other Comprehensive Loss to Net Income
	Year Ended December 31,
Details about Cumulative Other Comprehensive Loss Components	2017	2016	Affected Line Items in the Statement of Operations
Interest rate swap contracts	$—	$3,792	Interest expense
Interest rate swap contracts	—	241	Interest and other income
Interest rate cap contract	49	—	Interest expense
	$49	$4,033

Note 12.  Income Taxes

Our provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
State	$500	$745	$270
Federal	—	—	513
Foreign	—	—	2,336
	500	745	3,119

Deferred:
Foreign	—	—	(755)
	—	—	(755)

Income tax expense	$500	$745	$2,364

Federal income tax expense for the year ended December 31, 2015 relates to taxes incurred as a result of a taxable built-in gain triggered by the sale of a property that was previously owned by a C corporation. As a result of the disposition of the Australian properties, we incurred net income tax expense of $1.6 million for the year ended December 31, 2015.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of our effective tax rate and the U.S. Federal statutory income tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Taxes at statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
Dividends paid deduction and net operating loss utilization	(35.00)%	(35.00)%	(35.00)%
Federal taxes on built-in gain	—%	—%	0.50%
State, local, and foreign income taxes	1.66%	0.32%	1.81%
Effective tax rate	1.66%	0.32%	2.31%
At December 31, 2017, we had net operating loss (NOL) carryforwards of approximately $120 million. These amounts can be used to offset future taxable income, if any. The REIT will be entitled to utilize NOL carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. NOLs arising in taxable years ending before January 1, 2018 can generally be carried forward 20 years. Our NOL carryforwards expire in years 2035 to 2037. We are still analyzing certain aspects of H.R. 1, the Tax Cuts and Jobs Act, and refining our calculations, which could potentially affect the measurement of our NOL carryforwards.
Note 13.  Derivative Instruments

Risk Management Objective of Using Derivatives

We are exposed to certain risks relating to our ongoing business operations, including the effect of changes in interest rates.  The only risk we currently manage by using derivative instruments is related to our interest rate risk.

We may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such arrangements is to reduce the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions. We do not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To reduce this risk, we only enter into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which we and our affiliates may also have other financial relationships. We do not anticipate that any of the counterparties will fail to meet their obligations.

Cash Flow Hedges of Interest Rate Risk

We utilize interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps, caps, or other similar instruments as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate.

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

Amounts reported in cumulative other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $0.4 million will be reclassified from cumulative other comprehensive loss as an increase to interest expense.

We previously had interest rate swap agreements to manage our interest rate risk exposure on $167.8 million of mortgage debt at 1735 Market Street, which required interest at a spread over LIBOR.  The interest rate swap agreements utilized by us

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

qualified as cash flow hedges and effectively modified our exposure to interest rate risk by converting our floating interest rate debt to a fixed interest rate basis for this loan through December 1, 2016, thus reducing the impact of interest rate changes on future interest expense. On November 10, 2016 we repaid at par the mortgage debt at 1735 Market Street and terminated the related interest rate swap agreement. We recognized $0.2 million of expense in interest and other income on the consolidated statement of operations for the year ended December 31, 2016 related to the early termination of the interest rate swap agreement.

On March 4, 2016, we purchased an interest rate cap with a LIBOR strike price of 2.50%. The interest rate cap, effective April 1, 2016, has a notional amount of $400.0 million and a maturity date of March 1, 2019.

As of December 31, 2017, we had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount (in thousands)
Interest rate cap	1	$400,000

The table below presents the fair value of our derivative financial instrument as well as its classification on the consolidated balance sheets as of December 31, 2017, and 2016 (amounts in thousands):

		Fair Value as of December 31,
Interest Rate Derivative Designated as Hedging Instrument	Balance Sheet Location	2017	2016
Interest rate cap	Other assets	$17	$314

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2017, 2016, and 2015 (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Amount of loss recognized in cumulative other comprehensive loss (effective portion)	$(297)	$(554)	$(1,149)
Amount of loss reclassified from cumulative other comprehensive loss into interest expense (effective portion)	49	3,792	4,924
Amount of loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	—	241	—

Credit-risk-related Contingent Features

As of December 31, 2017, we did not have any derivatives in a net liability.

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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Recipients of the Company’s restricted stock units (RSUs) are entitled to receive dividends with respect to the common shares underlying the RSUs if and when the RSUs are earned, at which time the recipient will be entitled to receive an amount in cash equal to the aggregate amount of cash dividends that would have been paid in respect of the common shares underlying the recipient’s earned RSUs had such common shares been issued to the recipient on the first day of the performance period. To the extent that an award does not vest, the dividends related to the unvested RSUs will be forfeited. The RSUs are market based awards with a service condition and recipients may earn RSUs based on the Company’s total shareholder return (TSR) relative to the TSRs of the companies that comprise the NAREIT Office Index over a three year performance period. Following the end of the performance period, the number of earned awards will be determined. The earned awards vest in two tranches with 50% of the earned award vesting at the end of the performance period and the remaining 50% of the earned award vesting one year after the end of the performance period, subject to the grant recipient’s continued employment. Compensation expense for the RSUs is determined using a Monte Carlo simulation model and is recognized ratably from the grant date to the vesting date of each tranche.

LTIP Units are a class of beneficial interests in the Operating Trust that may be issued to employees, officers, or trustees of the Operating Trust, the Company or their subsidiaries. Time-based LTIP Units have the same general characteristics as restricted shares and market-based LTIP Units have the same general characteristics as RSUs. Each LTIP Unit will convert automatically into an OP Unit on a one-for-one basis when the LTIP Unit becomes vested and its capital account is equalized with the per-unit capital account of the OP Units. Holders of LTIP Units generally will be entitled to receive the same per-unit distributions as the other outstanding OP Units in the Operating Trust, except that market-based LTIP Units will not participate in distributions until expiration of the applicable performance period, at which time any earned market-based LTIP Units generally will become entitled to receive a catch-up distribution for the periods prior to such time.

Administration. The 2015 Incentive Plan will be administered by the Committee, which will determine all terms and recipients of awards under the 2015 Incentive Plan.

2017 Equity Award Activity

On November 8, 2017, 226,258 RSUs vested and we issued 226,258 common shares, prior to certain employees surrendering their common shares to satisfy statutory tax withholding obligations (see Note 9).

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On June 20, 2017, in accordance with the Company’s compensation plan for independent Trustees, the Compensation Committee of our Board of Trustees (the Committee) awarded each of the nine independent Trustees $0.1 million in restricted shares or time-based LTIP Units as part of their compensation for the 2017-2018 year of service on the Board of Trustees. These awards equated to 3,156 shares or time-based LTIP Units per Trustee, for a total of 25,248 shares and 3,156 time-based LTIP Units, valued at $31.69 per share and unit, the closing price of our common shares on the New York Stock Exchange (NYSE) on that day. These shares and time-based LTIP Units vest one year after the date of the award.
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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Outstanding Equity Awards

The table below presents a summary of restricted share, RSU and LTIP Unit activity for the years ended December 31, 2017, 2016 and 2015:

	Number of Restricted Shares and Time-Based LTIP Units	Weighted Average Grant Date Fair Value	Number of RSUs and Market-Based LTIP Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	710,182	$26.66	1,266,237	$15.99
Granted	160,906	26.46	639,250	15.47
Vested	(86,517)	26.66	—	—
Forfeited	(8,115)	26.64	(21,377)	15.80
Outstanding at December 31, 2015	776,456	$26.62	1,884,110	$15.82
Granted	167,790	27.29	691,385	15.57
Vested	(191,498)	26.54	—	—
Forfeited	(539)	26.82	(2,727)	15.54
Outstanding at December 31, 2016	752,209	$26.79	2,572,768	$15.75
Granted	144,192	31.51	585,967	15.97
Vested	(217,449)	27.97	(226,258)	15.99
Not earned(1)	—	—	(800,530)	15.99
Outstanding at December 31, 2017	678,952	$27.41	2,131,947	$15.69
(1) The table presents the maximum number of shares issued or issuable from outstanding equity awards. RSUs and Market-based LTIP Units Not earned are the shares market-based award recipients do not receive based on the performance measurement completed at the end of the performance period.
The 678,952 unvested restricted shares and time-based LTIP Units as of December 31, 2017 are scheduled to vest as follows: 402,399 shares/units in 2018, 123,764 shares/units in 2019, 95,287 shares/units in 2020 and 57,502 shares/units in 2021. As of December 31, 2017, the estimated future compensation expense for all unvested restricted shares and time-based LTIP Units was $9.3 million. Compensation expense for the restricted share and time-based LTIP Units is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares and time-based LTIP Units is approximately 1.7 years.
As of December 31, 2017, the estimated future compensation expense for all unvested RSUs and market-based LTIP Units was $14.8 million. The weighted average period over which the future compensation expense will be recorded for the RSUs and market-based LTIP Units is approximately 1.9 years.
The assumptions and fair values for the RSUs and market-based LTIP Units granted for the years ended December 31, 2017, 2016 and 2015 are included in the following table on a per share and unit basis.

	2017	2016	2015
Fair value of RSUs and market-based LTIP Units granted at the target amount	$39.81	$38.80	$38.55
Fair value of RSUs granted at the maximum amount	$15.97	$15.57	$15.47
Expected term (years)	4	4	4
Expected volatility	—	—	—
Expected dividend yield	1.59%	1.86%	1.88%
Risk-free rate	1.49%	1.07%	0.81%

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years ended December 31, 2017, 2016 and 2015, we recorded $21.4 million, $18.5 million and $15.4 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our Trustees and employees related to our equity compensation plans. Forfeitures are recognized as they occur. At December 31, 2017, 1,628,305 shares/units remain available for issuance under the 2015 Incentive Plan.

Note 15.  Defined Contribution Plan

We have a defined contribution plan that covers employees meeting eligibility requirements. We match 100% of the first 3% of compensation that an employee elects to defer plus 50% of compensation that an employee elects to defer exceeding 3% but not exceeding 5%, subject to a maximum of $8,000. The Company’s matching contribution vests immediately. The Company's contributions were $0.3 million, $0.4 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 16.  Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value during 2017 and 2016, categorized by the level of inputs used in the valuation of each asset and liability (dollars in thousands):

		Fair Value at December 31, 2017 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements:
Effective portion of interest rate cap contract	$17	$—	$17	$—
Marketable securities	$276,928	$276,928	$—	$—

		Fair Value at December 31, 2016 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements:
Effective portion of interest rate cap contract	$314	$—	$314	$—

Effective Portion of Interest Rate Cap Contract

The fair value of our interest rate cap contract is determined using the net discounted cash flows of the derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated credit spreads of the counterparties (level 3 inputs).  Although we have determined that the majority of the inputs used to value our derivative fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivative utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  As of December 31, 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative.  As a result, we have determined that our derivative valuation in its entirety is classified as level 2 inputs in the fair value hierarchy.
Properties Held and Used and Properties Held for Sale
As part of our office repositioning strategy adopted by our Board of Trustees in December 2016, and pursuant to our accounting policy, in 2017, we evaluated the recoverability of the carrying values of each of the real estate assets that comprised our portfolio and determined that due to the shortening of the expected periods of ownership as a result of the office repositioning strategy and current estimates of market value less estimated costs to sell, it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio to their estimated fair values. As a result, in the first quarter of 2017, we recorded an impairment charge related to 25 S. Charles Street of $1.3 million in accordance with our impairment analysis

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

procedures. We determined this impairment based on third party offer prices, which are level 2 inputs according to the fair value hierarchy established in ASC 820. We reduced the aggregate carrying value of this property from $24.6 million to its estimated fair value less estimated costs to sell of $23.3 million. This property was sold in April 2017 (see Note 3 for additional information). In the second quarter of 2017, we recorded an impairment charge related to the Five Property Portfolio held for sale as of June 30, 2017 of $18.4 million in accordance with our impairment analysis procedures. We determined this impairment based on third party offer prices, which are level 2 inputs according to the fair value hierarchy established in ASC 820. We reduced the aggregate carrying value of these properties from $99.0 million to their estimated fair value less estimated costs to sell of $80.6 million. This portfolio of properties was sold in July 2017 (see Note 3 for additional information).We evaluated each of our properties and determined there were no additional valuation adjustments necessary at December 31, 2017.

As part of our disposition plan, and pursuant to our accounting policy, in 2016, we evaluated the recoverability of the carrying values of each of the real estate assets that comprised our portfolio and determined that due to the shortening of the expected periods of ownership as a result of the disposition plan and current estimates of market value, it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio to their estimated fair values. As a result, in the second quarter of 2016, we recorded an impairment charge related to 111 Monument Circle, 101-115 W. Washington Street and 100 East Wisconsin Avenue of $43.7 million for the year ended December 31, 2016 in accordance with our impairment analysis procedures. We reduced the aggregate carrying value of these properties from $308.6 million to their estimated fair value of $264.9 million. These properties were sold in August 2016 (see Note 3 for additional information). In the fourth quarter of 2016, we recorded an impairment charge related to Parkshore Plaza, Cabot Business Park Land, 625 Crane Street and 111 Market Place of $14.7 million for the year ended December 31, 2016 in accordance with our impairment analysis procedures. We reduced the aggregate carrying value of these properties from $98.2 million to their estimated fair value of $83.5 million. These properties were sold in 2017 (see Note 3 for additional information). We determined these impairments based on third party offer prices and independent third party broker information, which are level 2 inputs according to the fair value hierarchy established in ASC 820. We evaluated each of our properties and determined there were no additional valuation adjustments necessary at December 31, 2016.

Financial Instruments

In addition to the assets and liabilities described in the above table, our financial instruments include our cash and cash equivalents, real estate mortgage receivable, restricted cash, senior unsecured debt and mortgage notes payable.  At December 31, 2017 and 2016, the fair value of these additional financial instruments were not materially different from their carrying values, except as follows (in thousands):

	December 31, 2017		December 31, 2016
	Principal Balance	Fair Value	Principal Balance	Fair Value
Senior unsecured debt and mortgage notes payable	$856,940	$874,280	$1,151,634	$1,167,031

The fair values of our senior notes are based on quoted market prices (level 2 inputs) and our mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads (level 3 inputs).

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, as of December 31, 2017, no single tenant of ours is responsible for more than 8.9% of our total annualized rents.

Our interest rate cap counterparty is a major financial institution and we monitor the amount of credit exposure to any one counterparty.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator for earnings per common share - basic:
Net income	$29,666	$232,894	$99,857
Net income attributable to noncontrolling interest	(10)	—	—
Preferred distributions	(7,988)	(17,956)	(27,924)
Excess fair value of consideration paid over carrying value of preferred shares	—	(9,609)	—
Numerator for net income per share - basic	$21,668	$205,329	$71,933

Numerator for earnings per common share - diluted:
Net income	$29,666	$232,894	$99,857
Preferred distributions	(7,988)	(17,956)	(27,924)
Excess fair value of consideration paid over carrying value of preferred shares	—	(9,609)	—
Numerator for net income per share - diluted	$21,678	$205,329	$71,933

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic	124,125	125,474	128,621
RSUs	912	1,294	816
LTIP Units	92	—	—
Weighted average number of common shares outstanding - diluted(1)	125,129	126,768	129,437

Net income per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.17	$1.64	$0.56
Diluted	$0.17	$1.62	$0.56

Anti-dilutive securities:
Effect of Series D preferred shares; 6 1/2% cumulative convertible(2)	2,363	2,363	2,363

(1)
As of December 31, 2017, we had granted RSUs and LTIP Units to certain employees, officers, and trustees.  The RSUs and LTIP Units contain service and market-based vesting components. If the market-based vesting component of these awards was measured as of December 31, 2017, 2016 and 2015, 673, 1,027 and 1,143 common shares would be issued, respectively.

(2)
The Series D preferred shares are excluded from the diluted earnings per share calculation because including the Series D preferred shares would also require that the preferred distributions be added back to net income, resulting in anti-dilution during the periods presented.

Note 18.  Segment Information

Our primary business is the ownership and operation of office properties, and we currently have one reportable segment.  More than 95% of our revenues for the year ended December 31, 2017 are from office properties.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19.  Related Person Transactions

The following discussion includes a description of our related person transactions for the years ended December 31, 2017, 2016 and 2015.

Two North Riverside Plaza Joint Venture Limited Partnership and Equity Group Investments and associated entities: Effective July 20, 2015, we entered into a lease with Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman, to occupy office space on the twentieth and twenty-first floors of Two North Riverside Plaza in Chicago, Illinois (20th/21st Floor Office Lease). The initial term of the lease is approximately five years, with one 5-year renewal option. We completed improvements to the office space utilizing the $0.7 million tenant improvement allowance pursuant to the lease. In connection with the 20th/21st Floor Office Lease, we also have a lease with Two North Riverside Plaza Joint Venture Limited Partnership for storage space in the basement of Two North Riverside Plaza. The lease expires December 31, 2020; however, each party has the right to terminate on 30 days' prior written notice. During the years ended December 31, 2017 and 2016, we recognized expense of $0.8 million and $0.8 million, respectively, pursuant to the 20th/21st Floor Office Lease and the related storage space. The future minimum lease payments scheduled to be paid by us during the current terms of this lease as of December 31, 2017 are as follows: $0.9 million in 2018, $0.9 million in 2019 and $0.9 million in 2020. As of December 31, 2017 and 2016, we had $0.0 million and $0.1 million, respectively, due to Two North Riverside Plaza Joint Venture Limited Partnership pursuant to the 20th/21st Floor Office Lease and the related storage space.

We had a license agreement with Equity Group Investments, a private investment firm (Equity Group), to use office space on the sixth floor at Two North Riverside Plaza. The license fee included the non-exclusive use of additional areas on the sixth floor (such as conference rooms and common areas), certain administrative services (such as mail room services and reception desk staffing), office equipment, office furniture, supplies, licensee’s share of building operating expenses and real estate taxes and access to one parking space. Mr. Zell, our Chairman, is the Chairman and Chief Executive Officer of Equity Group, and Mr. Helfand, our President and Chief Executive Officer, is the Co-President of Equity Group. The license agreement was terminated as of December 30, 2015. During the year ended December 31, 2015, we recognized expense of $0.2 million pursuant to the license agreement.

We had a one-year lease with one 3-month renewal option with Two North Riverside Plaza Joint Venture Limited Partnership to occupy office space on the fourteenth floor at Two North Riverside Plaza. This lease was terminated, effective January 31, 2015. During the year ended December 31, 2015, we recognized expense of $13,000 pursuant to the office space on the fourteenth floor.

We had a sublease with Equity Residential Management, L.L.C., an entity associated with Mr Zell, our Chairman, to occupy office space on the tenth floor of Two North Riverside Plaza. Equity Residential Management, L.L.C. leases the space from Two North Riverside Plaza Joint Venture Limited Partnership. The sublease agreement was terminated as of December 30, 2015. During the year ended December 31, 2015, we recognized expense of $0.4 million pursuant to the tenth floor office sublease.

Related/Corvex: On July 31, 2014, at the reconvened session of our 2014 annual meeting of shareholders, our shareholders voted to approve the reimbursement of approximately $33.5 million of verified expenses incurred by Related Fund Management, LLC and Corvex Management LP (Related/Corvex) in connection with their consent solicitations to remove our former Trustees and elect the new Board of Trustees and to engage in related litigation. Approximately $16.7 million was paid during the year ended December 31, 2014.  Up to $8.4 million was to be reimbursed only if the average closing price of our common shares was at least $26.00 (as adjusted for any share splits or share dividends) during the one year period after the date on which the reimbursement was approved by shareholders, and up to $8.4 million was to be reimbursed only if the average closing price of our common shares was at least $26.00 (as adjusted for any share splits or share dividends) during the one year period between the first and second anniversaries of the date on which the reimbursement was approved by shareholders. The average closing price of our common shares was at least $26.00 during both the first and second one year periods after the date on which the reimbursement was approved by shareholders, and as a result, in August 2016 and 2015, we paid $8.2 million and $8.4 million, respectively, to Related/Corvex.

Termination and Cooperation Agreement: Pursuant to a termination and cooperation agreement entered into with Reit Management & Research LLC (RMR) and RMR Australia Asset Management Pty Ltd (together, Former Manager), Former Manager agreed to use best efforts to assist us in the transition of our management and operations. We paid Former Manager

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$1.2 million per month for transition services from October 1, 2014 to February 28, 2015, which included continued management and other services for the Australian assets pursuant to an Australia management agreement. Beginning March 1, 2015, we agreed to pay Former Manager $0.1 million per month until we no longer required such services or until the Australia management agreement was terminated, which was terminated in the third quarter of 2015, effective October 31, 2015. There is no future obligation to pay any fees to Former Manager.

Note 20. Selected Quarterly Financial Data (Unaudited)
The following is a summary of our unaudited quarterly results of operations for 2017 and 2016 (dollars in thousands):

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$99,551	$91,599	$77,798	$71,623
Net income (loss) attributable to Equity Commonwealth common shareholders	21,817	(7,806)	31,215	(23,558)
Net income (loss) attributable to Equity Commonwealth common shareholders per share—basic	0.18	(0.06)	0.25	(0.19)
Net income (loss) attributable to Equity Commonwealth common shareholders per share—diluted	0.17	(0.06)	0.25	(0.19)
The decrease in the third and fourth quarter 2017 total revenues is primarily attributable to properties sold in 2017. The second quarter 2017 net loss attributable to Equity Commonwealth common shareholders was primarily attributable to the loss on asset impairment of $18.4 million. The fourth quarter 2017 net loss attributable to Equity Commonwealth common shareholders was primarily attributable to the loss on sale of properties of $29.2 million.

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

Note 21.  Subsequent Events

On January 12, 2018, we announced that our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on February 15, 2018 to shareholders of record on January 30, 2018.

On January 22, 2018, we entered into a contract to sell our 1,561,477 square foot property at 600 West Chicago Avenue, for a sales price of $510.0 million, excluding closing credits and closing costs. This transaction is subject to customary closing extensions and conditions, and there is no certainty that this transaction will close.

On January 30, 2018, we delivered notice of our intent to redeem at par our $175 million 5.75% senior unsecured notes due 2042 on March 7, 2018. The notes will be redeemed for cash at a price equal to 100% of the principal amount of the notes plus any accrued and unpaid interest up to, but excluding, the redemption date (see Note 8).

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 14, 2018, we sold 1600 Market Street, a 825,968 square foot property, for a sales price of $160.0 million, excluding closing credits and closing costs. This property was classified as held for sale as of December 31, 2017 (see Note 3).

EQUITY COMMONWEALTH
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2017
(dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2015:
Allowance for doubtful accounts	$6,565	$4,533	$(3,383)	$7,715
Year Ended December 31, 2016:
Allowance for doubtful accounts	$7,715	$1,056	$(3,666)	$5,105
Year Ended December 31, 2017:
Allowance for doubtful accounts	$5,105	$935	$(1,269)	$4,771

EQUITY COMMONWEALTH
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(dollars in thousands)

				Initial Cost to Company				Cost Amount Carried at Close of Period
Property	City	State	Encumbrances(1)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition, Net	Impairment/Write Downs	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation(3)	Date Acquired	Original Construction Date
1225 Seventeenth Street	Denver	CO	$—	$22,400	$110,090	$28,273	$(1,563)	$22,400	$136,800	$159,200	$31,093	6/24/2009	1982
5073, 5075, & 5085 S. Syracuse Street	Denver	CO	—	4,720	58,890	—	—	4,720	58,890	63,610	11,287	4/16/2010	2007
1601 Dry Creek Drive	Longmont	CO	—	3,714	24,397	7,498	(156)	3,714	31,739	35,453	10,751	10/26/2004	1982
97 Newberry Road	East Windsor	CT	5,404	2,960	12,360	30	—	2,943	12,407	15,350	3,485	10/24/2006	1989
1250 H Street, NW	Washington	DC	—	5,975	53,778	14,906	(248)	5,975	68,436	74,411	30,990	6/23/1998	1992
Georgetown-Green and Harris Buildings	Washington	DC	—	24,000	35,979	44	—	24,000	36,023	60,023	7,501	9/3/2009	1960;1975
600 West Chicago Avenue	Chicago	IL	—	34,980	315,643	50,761	(322)	34,980	366,082	401,062	57,951	8/10/2011	1908
8750 Bryn Mawr Avenue	Chicago	IL	—	6,600	77,764	14,234	(258)	6,600	91,740	98,340	17,342	10/28/2010	1985
109 Brookline Avenue	Boston	MA	—	3,168	30,397	15,233	(1,397)	3,168	44,233	47,401	20,494	9/28/1995	1915
777 East Eisenhower Parkway	Ann Arbor	MI	—	3,675	26,988	4,485	—	3,675	31,473	35,148	5,821	6/15/2010	1975;2006
1735 Market Street	Philadelphia	PA	—	24,753	222,775	81,484	(14,927)	24,748	289,337	314,085	125,376	6/30/1998	1990
206 East 9th Street	Austin	TX	26,536	7,900	38,533	4,058	(12)	7,900	42,579	50,479	6,169	5/31/2012	1984
Bridgepoint Square	Austin	TX	—	7,784	70,526	17,125	(770)	7,784	86,881	94,665	42,573	12/5/1997	1986;1996;1997
Research Park	Austin	TX	—	15,859	60,175	17,439	—	21,213	72,260	93,473	34,941	10/7/1998; 10/11/2016	1968;1998; 2001
333 108th Avenue NE	Bellevue	WA	—	14,400	136,412	2,781	(31)	14,400	139,162	153,562	29,467	11/12/2009	2008
600 108th Avenue NE	Bellevue	WA	—	3,555	30,244	18,407	(857)	3,555	47,794	51,349	15,477	7/16/2004	1980
			$31,940	$186,443	$1,304,951	$276,758	$(20,541)	$191,775	$1,555,836	$1,747,611	$450,718

EQUITY COMMONWEALTH
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(dollars in thousands)

Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at January 1, 2015	$5,728,443	$1,030,445
Additions(4)	68,118	144,844
Loss on asset impairment	(17,162)	—
Disposals	(1,892,047)	(276,350)
Balance at December 31, 2015	3,887,352	898,939
Additions	113,258	101,647
Loss on asset impairment	(58,595)	(119)
Disposals	(1,085,125)	(245,212)
Balance at December 31, 2016	2,856,890	755,255
Additions	55,041	71,979
Loss on asset impairment	(6,711)	—
Properties classified to held for sale	(138,130)	(62,064)
Disposals	(1,019,479)	(314,452)
Balance at December 31, 2017	$1,747,611	$450,718

(1)	Excludes net unamortized premiums and net unamortized deferred financing costs.

(2)	Excludes value of real estate intangibles. Aggregate cost for federal income tax purposes is approximately $1,907,759.

(3)	Depreciation is calculated using the straight line method over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property.

(4)
Includes adjustments related to changes in foreign currency exchange rates for real estate properties additions of $0, $0 and $(13,217), and adjustments to accumulated depreciation additions of $0, $0 and $(887), during 2017, 2016 and 2015, respectively.

EQUITY COMMONWEALTH
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
December 31, 2017
(dollars in thousands)

Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgage(1)	Carrying Amount of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest
Dearborn, MI	6.00%	1/24/2023	Interest payable monthly in arrears. $7,688 due at maturity.	$7,688	$7,688	$—

Reconciliation of the carrying amount of mortgage loans at the beginning of the period:
Balance at December 31, 2015				$8,087
Collection of principal				(7)
Balance at December 31, 2016				$8,080
Collection of principal				(320)
Loss on repayment				(72)
Balance at December 31, 2017				$7,688

(1)	Also represents cost for federal income tax purposes.

S-4