Form 10-Q
period 2018-03-31
Equity Commonwealth
filed 2018-05-08
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of May 3, 2018:  124,457,073.

EQUITY COMMONWEALTH

FORM 10-Q

March 31, 2018

EXPLANATORY NOTE

References in this Quarterly Report on Form 10-Q to the Company, EQC, we, us or our, refer to Equity Commonwealth and its consolidated subsidiaries as of March 31, 2018, unless the context indicates otherwise.

i

PART I.      Financial Information

Item 1.         Financial Statements.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	March 31, 2018	December 31, 2017
		(audited)
ASSETS
Real estate properties:
Land	$146,700	$191,775
Buildings and improvements	1,100,524	1,555,836
	1,247,224	1,747,611
Accumulated depreciation	(379,862)	(450,718)
	867,362	1,296,893
Assets held for sale	38,882	97,688
Acquired real estate leases, net	3,621	23,847
Cash and cash equivalents	2,837,671	2,351,693
Marketable securities	247,879	276,928
Restricted cash	6,995	8,897
Rents receivable, net of allowance for doubtful accounts of $5,137 and $4,771, respectively	55,910	93,436
Other assets, net	78,986	87,563
Total assets	$4,137,306	$4,236,945

LIABILITIES AND EQUITY
Senior unsecured debt, net	$646,246	$815,984
Mortgage notes payable, net	32,281	32,594
Liabilities related to properties held for sale	1,153	1,840
Accounts payable and accrued expenses	42,007	69,220
Assumed real estate lease obligations, net	503	1,001
Rent collected in advance	9,225	11,076
Security deposits	4,412	4,735
Total liabilities	735,827	936,450

Shareholders' equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6 1/2% cumulative convertible; 4,915,196 shares issued and outstanding, aggregate liquidation preference of $122,880	119,263	119,263
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 121,457,073 and 124,217,616 shares issued and outstanding, respectively	1,214	1,242
Additional paid in capital	4,295,772	4,380,313
Cumulative net income	2,785,760	2,596,259
Cumulative other comprehensive loss	(2,106)	(95)
Cumulative common distributions	(3,111,868)	(3,111,868)
Cumulative preferred distributions	(687,745)	(685,748)
Total shareholders’ equity	3,400,290	3,299,366
Noncontrolling interest	1,189	1,129
Total equity	3,401,479	3,300,495
Total liabilities and equity	$4,137,306	$4,236,945
See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental income	$43,549	$80,205
Tenant reimbursements and other income	15,039	19,346
Total revenues	58,588	99,551
Expenses:
Operating expenses	24,599	41,087
Depreciation and amortization	13,903	26,915
General and administrative	13,339	12,078
Loss on asset impairment	12,087	1,286
Total expenses	63,928	81,366
Operating (loss) income	(5,340)	18,185
Interest and other income, net	5,780	4,372
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $801 and $713, respectively)	(10,115)	(15,014)
Loss on early extinguishment of debt	(4,867)	—
Gain on sale of properties, net	205,211	16,454
Income before income taxes	190,669	23,997
Income tax expense	(3,007)	(175)
Net income	187,662	23,822
Net income attributable to noncontrolling interest	(63)	(8)
Net income attributable to Equity Commonwealth	$187,599	$23,814
Preferred distributions	(1,997)	(1,997)
Net income attributable to Equity Commonwealth common shareholders	$185,602	$21,817

Weighted average common shares outstanding — basic	123,867	124,047
Weighted average common shares outstanding — diluted	127,097	125,150
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$1.50	$0.18
Diluted	$1.48	$0.17

See accompanying notes.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$187,662	$23,822

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivative instruments	117	(153)
Unrealized loss on marketable securities	(226)	(641)
Total comprehensive income	187,553	23,028
Comprehensive income attributable to the noncontrolling interest	(63)	(8)
Total comprehensive income attributable to Equity Commonwealth	$187,490	$23,020

See accompanying notes.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands, except share data)
(unaudited)

	Equity Commonwealth Shareholders
	Preferred Shares			Common Shares
	Series D
	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at December 31, 2017	4,915,196	$119,263	$(685,748)	124,217,616	$1,242	$(3,111,868)	$4,380,313	$2,596,259	$(95)	$1,129	$3,300,495
Reclassification pursuant to change in accounting principle	—	—	—	—	—	—	—	1,902	(1,902)	—	—
Net income	—	—	—	—	—	—	—	187,599	—	63	187,662
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	117	—	117
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(226)	—	(226)
Repurchase of shares	—	—	—	(3,027,557)	(30)	—	(89,880)	—	—	—	(89,910)
Share-based compensation	—	—	—	267,014	2	—	5,010	—	—	326	5,338
Contributions	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	(1,997)	—	—	—	—	—	—	—	(1,997)
Adjustment for noncontrolling interest	—	—	—	—	—	—	329	—	—	(329)	—
Balance at March 31, 2018	4,915,196	$119,263	$(687,745)	121,457,073	$1,214	$(3,111,868)	$4,295,772	$2,785,760	$(2,106)	$1,189	$3,401,479

See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$187,662	$23,822
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	11,279	21,893
Net amortization of debt discounts, premiums and deferred financing fees	801	713
Straight line rental income	(1,528)	(4,387)
Amortization of acquired real estate leases	997	2,540
Other amortization	1,628	3,055
Share-based compensation	5,338	5,226
Loss on asset impairment	12,087	1,286
Loss on marketable securities	4,987	—
Loss on early extinguishment of debt	4,867	—
Net gain on sale of properties	(205,211)	(16,454)
Change in assets and liabilities:
Rents receivable and other assets	(11,410)	(18,239)
Accounts payable and accrued expenses	(10,139)	(24,053)
Rent collected in advance	(1,786)	416
Security deposits	57	181
Cash used in operating activities	(371)	(4,001)

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(12,761)	(19,889)
Insurance proceeds received	1,443	2,000
Proceeds from sale of properties, net	744,324	94,138
Purchase of marketable securities	—	(276,238)
Proceeds from sale of marketable securities	18,613	—
Cash provided by (used in) investing activities	751,619	(199,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common shares	(89,910)	(209)
Payments on borrowings	(175,265)	(348)
Contributions from holders of noncontrolling interest	—	30
Distributions to preferred shareholders	(1,997)	(1,997)
Cash used in financing activities	(267,172)	(2,524)

Increase (decrease) in cash, cash equivalents, and restricted cash	484,076	(206,514)
Cash, cash equivalents, and restricted cash at beginning of period	2,360,590	2,101,206
Cash, cash equivalents, and restricted cash at end of period	$2,844,666	$1,894,692
See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$14,631	$22,285
Taxes (refunded) paid, net	(2)	335

NON-CASH INVESTING ACTIVITIES:
(Decrease) increase in capital expenditures recorded as liabilities	$(103)	$4,266

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,
	2018	2017
Cash and cash equivalents	$2,837,671	$1,888,537
Restricted cash	6,995	6,155
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$2,844,666	$1,894,692

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

The Company now conducts and intends to continue to conduct substantially all of its activities through the Operating Trust. The Company beneficially owned 99.97% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust (OP Units) as of March 31, 2018, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the exclusive power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.

At March 31, 2018, our portfolio, excluding properties held for sale, consisted of 13 properties (22 buildings), with a combined 6.3 million square feet. As of March 31, 2018, we had $3.1 billion of cash and cash equivalents and marketable securities.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of EQC have been prepared without audit.  Certain information and footnote disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K (Annual Report) for the year ended December 31, 2017.  Capitalized terms used, but not defined in this Quarterly Report, have the same meanings as in our Annual Report.

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

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

This update is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. We are evaluating the impact ASU 2017-12 will have on our financial position and results of operations.

In May 2017, the FASB issued ASU 2017-09 Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 is designed to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017. We adopted this ASU on January 1, 2018, and the adoption did not have a material impact on our consolidated financial statements.

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

In February 2017, the FASB issued ASU 2017-05 Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 is designed to provide guidance on how to recognize gain and losses on sales, including partial sales, of nonfinancial assets to noncustomers. We adopted this ASU on January 1, 2018 and the adoption did not have a material impact on our consolidated financial statements.

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

We early adopted both ASU 2016-18 and ASU 2016-15 for the period ended December 31, 2017 and made the following reclassifications to the prior year's condensed consolidated statement of cash flows to conform to the current year's presentation (in thousands):

Statement of Cash Flows for the Three Months Ended March 31, 2017	Originally Reported	Effect of Change	As Adjusted
Cash used in operating activities	$(2,690)	$(1,311)	$(4,001)
Cash used in investing activities	(200,923)	934	(199,989)

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

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, related to certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will require entities to measure their equity investments at fair value and recognize any changes in fair value in net income, with certain exceptions, rather than other comprehensive income. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this ASU on January 1, 2018 and reclassified a $1.9 million unrealized gain from cumulative other comprehensive loss to cumulative net income on our condensed consolidated balance sheet (see Note 8).

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The objective of ASU 2014-09, as amended, is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying ASU 2014-09, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB’s ASC, and more particularly lease contracts with customers, which are a scope exception. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted this ASU on January 1, 2018 and the adoption did not have a material impact on our consolidated financial statements.

Note 3.  Real Estate Properties

During the three months ended March 31, 2018 and 2017, we made improvements, excluding tenant-funded improvements, to our properties totaling $12.9 million and $14.2 million, respectively.

Properties Held For Sale:

We classify all properties that meet the criteria outlined in the Property, Plant and Equipment Topic of the FASB ASC as held for sale on our condensed consolidated balance sheets.  As of December 31, 2017, we classified 1600 Market Street as held for sale. This property was sold in February 2018. As of March 31, 2018, we classified the following property as held for sale:

Asset	Number of Properties	Number of Buildings	Square Footage
1601 Dry Creek Drive	1	1	552,865

Summarized balance sheet information for the properties classified as held for sale is as follows (in thousands):

	March 31, 2018	December 31, 2017
Real estate properties	$24,786	$76,066
Rents receivable	7,245	13,270
Other assets, net	6,851	8,352
Assets held for sale	$38,882	$97,688

Accounts payable and accrued expenses	$1,099	$1,021
Rent collected in advance	1	408
Security deposits	53	411
Liabilities related to properties held for sale	$1,153	$1,840

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property Dispositions:

During the three months ended March 31, 2018, we sold the following properties (dollars in thousands):

Asset	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price	Gain on Sale
Properties
1600 Market Street	February 2018	1	1	825,968	$160,000	$54,599
600 West Chicago Avenue(1)	February 2018	1	2	1,561,477	510,000	107,830
5073, 5075, & 5085 S. Syracuse Street	March 2018	1	1	248,493	115,186	42,762
		3	4	2,635,938	$785,186	$205,191

(1)
The sale of this property did not represent a strategic shift under ASC Topic 205. However, the sale does represent an individually significant disposition. The operating results of this property are included in continued operations for all periods presented through the date of sale. Net income for this property for the three months ended March 31, 2018 and 2017 was $110.0 million and $2.7 million, respectively.

Note 4.  Marketable Securities

During the quarter ended March 31, 2018, our marketable securities consisted of United States Treasury notes and common stock. The United States Treasury notes are classified as available-for-sale and mature in 2019. Available-for-sale securities are presented on our condensed consolidated balance sheets at fair value. Changes in values of the United States Treasury notes are recognized in accumulated other comprehensive loss.

On January 1, 2018 we adopted ASU 2016-01 (see Note 2) and reclassified a $1.9 million unrealized gain from cumulative other comprehensive loss to cumulative net income on our condensed consolidated balance sheet. Changes in values of common stock are recognized in interest and other income, net on the condensed consolidated statements of operations. In March 2018, we sold all common stock we held and recognized a loss of $5.0 million in interest and other income, net during the three months ended March 31, 2018.

Below is a summary of our marketable securities as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018			December 31, 2017
	Amortized Cost	Unrealized Loss	Estimated Fair Value	Cost or Amortized Cost	Unrealized Gain, Net	Estimated Fair Value
Marketable securities	$249,646	$(1,767)	$247,879	$276,567	$361	$276,928

The unrealized losses on our United States Treasury notes were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at March 31, 2018.

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

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Borrowings under our revolving credit facility currently bear interest at LIBOR plus a spread, which was 105 basis points as of March 31, 2018.  As of March 31, 2018, the interest rate payable on borrowings under our revolving credit facility was 2.93%.  As of March 31, 2018, we had no balance outstanding and $750.0 million available under our revolving credit facility and the facility fee as of March 31, 2018 was 20 basis points. Our term loans currently bear interest at a rate of LIBOR plus a spread, which was 115 and 155 basis points for the 5-year and 7-year term loan, respectively, as of March 31, 2018.  As of March 31, 2018, the interest rates for the amounts outstanding under our 5-year term loan and 7-year term loan were 3.03% and 3.43%, respectively.  As of March 31, 2018, we had $200.0 million outstanding under each of our 5-year and 7-year term loans.

Debt Covenants:

Our public debt indenture and related supplements and our credit agreement contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.  At March 31, 2018, we believe we were in compliance with all of our respective covenants under our public debt indenture and related supplements and our credit agreement.

Senior Unsecured Notes:

At March 31, 2018, we had senior unsecured notes of $250.0 million (excluding net discounts and unamortized deferred financing fees) maturing in 2020.

On March 7, 2018, we redeemed at par all $175.0 million of our 5.75% senior unsecured notes due 2042 and recognized a loss on early extinguishment of debt of $4.9 million from the write off of unamortized deferred financing fees.

Mortgage Notes Payable:

At March 31, 2018, two of our properties with an aggregate net book value of $51.9 million had secured mortgage notes totaling $32.3 million (including net premiums and unamortized deferred financing fees) maturing from 2021 through 2026.

Note 6.  Shareholders’ Equity

Common Share Issuances:

See Note 11 for information regarding equity issuances related to share-based compensation.

Common Share Repurchases:

On March 15, 2017, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. In March 2018, this share repurchase authorization, of which $81.0 million was not utilized, expired. On March 14, 2018, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. During the three months ended March 31, 2018, we repurchased and retired 2,970,209 of our common shares, at a weighted

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

average price of $29.67 per share, for a total investment of $88.1 million, of which $69.0 million was under the March 2017 authorization and $19.1 million was under the March 2018 authorization. The $130.9 million of remaining authorization available under our share repurchase program as of March 31, 2018 is scheduled to expire on March 14, 2019.

During the three months ended March 31, 2018 and 2017, certain of our employees surrendered 57,348 and 6,694 common shares owned by them, respectively, to satisfy their statutory tax withholding obligations in connection with the vesting of such common shares.

Preferred Share Distributions:

In 2018, our Board of Trustees declared distributions on our series D preferred shares to date as follows:

Declaration Date	Record Date	Payment Date	Series D Dividend Per Share
January 12, 2018	January 30, 2018	February 15, 2018	$0.40625
April 11, 2018	April 27, 2018	May 15, 2018	$0.40625

Note 7.  Noncontrolling Interest

Noncontrolling interest represents the portion of the units in the Operating Trust not beneficially owned by the Company. An operating partnership unit (OP Unit) and a share of our common stock have essentially the same economic characteristics. Distributions with respect to OP Units will generally mirror distributions with respect to the Company’s common shares. Unitholders (other than the Company) generally have the right, commencing six months from the date of issuance of such OP Units, to cause the Operating Trust to redeem their OP Units in exchange for cash or, at the option of the Company, common shares of the Company on a one-for-one basis. As sole trustee, the Company will have the sole discretion to elect whether the redemption right will be satisfied by the Company in cash or the Company’s common shares. As a result, the Noncontrolling interest is classified as permanent equity. As of March 31, 2018, the portion of the Operating Trust not beneficially owned by the Company is in the form of OP Units and LTIP Units (see Note 11 for a description of LTIP Units). LTIP Units may be subject to additional vesting requirements.

The following table presents the changes in Equity Commonwealth’s issued and outstanding common shares and units for the three months ended March 31, 2018:

	Common Shares	OP Units and LTIP Units	Total
Outstanding at January 1, 2018	124,217,616	42,520	124,260,136
Repurchase of shares	(2,970,209)	—	(2,970,209)
Restricted share, time-based LTIP Unit grants and vested restricted stock units, net of forfeitures	209,666	—	209,666
Outstanding at March 31, 2018	121,457,073	42,520	121,499,593
Noncontrolling ownership interest in the Operating Trust			0.03%

The carrying value of the Noncontrolling interest is allocated based on the number of OP Units and LTIP Units in proportion to the number of OP Units and LTIP Units plus the number of common shares. We adjust the noncontrolling interest balance at the end of each period to reflect the noncontrolling partners’ interest in the net assets of the Operating Trust. Net income is allocated to the Noncontrolling interest in the Operating Trust based on the weighted average ownership percentage during the period. Equity Commonwealth’s weighted average ownership interest in the Operating Trust was 99.97% for the three months ended March 31, 2018.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8.  Cumulative Other Comprehensive Loss

The following table presents the amounts recognized in cumulative other comprehensive loss for the three months ended March 31, 2018 (in thousands):

	Unrealized Loss on Derivative Instruments	Unrealized Gain (Loss) on Marketable Securities	Total
Balance as of January 1, 2018	$(456)	$361	$(95)

Amounts reclassified from cumulative other comprehensive loss to cumulative net income pursuant to a change in accounting principle	—	(1,902)	(1,902)

Other comprehensive income (loss) before reclassifications	67	(226)	(159)
Amounts reclassified from cumulative other comprehensive loss to net income	50	—	50
Net current period other comprehensive income (loss)	117	(226)	(109)

Balance as of March 31, 2018	$(339)	$(1,767)	$(2,106)

The following table presents reclassifications out of cumulative other comprehensive loss for the three months ended March 31, 2018 (in thousands):

	Amounts Reclassified from Cumulative Other Comprehensive Loss to Net Income
Details about Cumulative Other Comprehensive Loss Components	Three Months Ended March 31, 2018	Affected Line Items in the Statement of Operations
Interest rate cap contract	$50	Interest expense

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

Our provision for income taxes consists of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Current:
State and local	$3,007	$170
Federal	—	5
Income tax expense	$3,007	$175

The taxable gain from sales of properties during the three months ended March 31, 2018 has fully utilized our net operating loss carryforward, and results in the tax expense recorded in the current period.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10.  Derivative Instruments

Risk Management Objective of Using Derivatives

We are exposed to certain risks relating to our ongoing business operations, including the effect of changes in interest rates.  The only risk we currently manage by using derivative instruments is our interest rate risk.

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate caps as part of our interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in cumulative other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2018, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

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

As of March 31, 2018, we had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount (in thousands)
Interest rate cap	1	$400,000

The table below presents the fair value of our derivative financial instrument as well as its classification on the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017 (amounts in thousands):

		Fair Value as of
Interest Rate Derivative Designated as Hedging Instrument	Balance Sheet Location	March 31, 2018	December 31, 2017
Interest rate cap	Other assets	$84	$17

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2018 and 2017 (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Amount of gain (loss) recognized in cumulative other comprehensive loss	$67	$(154)
Amount of loss reclassified from cumulative other comprehensive loss into interest expense	50	1

Credit-risk-related Contingent Features

As of March 31, 2018, we did not have any derivatives in a net liability position.

Note 11. Share-Based Compensation
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

Recipients of the Company’s restricted stock units (RSUs) are entitled to receive dividends with respect to the common shares underlying the RSUs if and when the RSUs are earned, at which time the recipient will be entitled to receive an amount in cash equal to the aggregate amount of cash dividends that would have been paid in respect of the common shares underlying the recipient’s earned RSUs had such common shares been issued to the recipient on the first day of the performance period. To the extent that an award does not vest, the dividends related to unvested RSUs will be forfeited. The RSUs are market based awards with a service condition and recipients may earn RSUs based on the Company’s total shareholder return (TSR) relative to the TSRs of the companies that comprise the NAREIT Office Index over a three year performance period. Following the end of the three-year performance period, the number of earned awards will be determined. The earned awards vest in two tranches with 50% of the earned award vesting following the end of the performance period on the date the Compensation Committee of our Board of Trustees (the Committee) determines the level of achievement of the performance metric and the remaining 50% of the earned award vesting approximately one year thereafter, subject to the grant recipient’s continued employment. Compensation expense for the RSUs is determined using a Monte Carlo simulation model and is recognized ratably from the grant date to the vesting date of each tranche.

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

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2018 Equity Award Activity

On January 29, 2018, the Committee approved a grant of 125,409 restricted shares and 254,615 RSUs at target (634,628 RSUs at maximum) to the Company’s officers, certain employees and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2017. The restricted shares granted on January 29, 2018 were valued at $29.78 per share, the closing price of our common shares on the New York Stock Exchange (NYSE) on that day. The assumptions and fair value for the RSUs granted during the three months ended March 31, 2018 are included in the following table on a per share basis.

2018
Fair value of RSUs granted	$37.13
Expected term (years)	4
Expected volatility	—
Expected dividend yield	1.68%
Risk-free rate	2.26%

2017 Equity Award Activity

On January 24, 2017, the Committee approved a grant of 39,364 time-based LTIP Units, 79,924 market-based LTIP Units at target (199,211 market-based LTIP Units at maximum), 76,424 restricted shares and 155,168 RSUs at target (386,756 RSUs at maximum) to the Company’s officers, certain employees and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2016.

Outstanding Equity Awards
As of March 31, 2018, the estimated future compensation expense for all unvested restricted shares and time-based LTIP Units was $10.9 million. Compensation expense for the restricted share and time-based LTIP Unit awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares and time-based LTIP units is approximately 2.3 years.
As of March 31, 2018, the estimated future compensation expense for all unvested RSUs and market-based LTIP Units was $21.1 million. The weighted average period over which the future compensation expense will be recorded for the RSUs and market-based LTIP Units is approximately 2.3 years.
During the three months ended March 31, 2018 and 2017, we recorded $5.3 million and $5.2 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our trustees and employees related to our equity compensation plans. The $5.3 million of compensation expense recorded during the three months ended March 31, 2018 includes $0.4 million of accelerated vesting due to a staffing reduction. Forfeitures are recognized as they occur. At March 31, 2018, 868,268 shares/units remain available for issuance under the Equity Commonwealth 2015 Omnibus Incentive Plan, as amended.

Note 12.  Fair Value of Assets and Liabilities

The table below presents assets measured at fair value during 2018, categorized by the level of inputs used in the valuation of the assets (dollars in thousands):

		Fair Value at March 31, 2018 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements:
Interest rate cap contract	$84	$—	$84	$—
Marketable securities	$247,879	$247,879	$—	$—

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Interest Rate Cap Contract

The fair value of our interest rate cap contract is determined using the net discounted cash flows of the derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated credit spreads of the counterparties (level 3 inputs).  Although we have determined that the majority of the inputs used to value our derivative fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivative utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  As of March 31, 2018, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative.  As a result, we have determined that our derivative valuation in its entirety is classified as level 2 inputs in the fair value hierarchy.

Properties Held and Used

As part of our office repositioning strategy adopted by our Board of Trustees in December 2016, and pursuant to our accounting policy, in 2017, we evaluated the recoverability of the carrying values of each of the real estate assets that comprised our portfolio and determined that due to the shortening of the expected periods of ownership as a result of the office repositioning strategy and current estimates of market value less estimated costs to sell, it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio to their estimated fair values. We anticipate the potential disposition of certain properties prior to the end of their remaining useful lives. As a result, in the first quarter of 2018, we recorded an impairment charge related to 777 East Eisenhower Parkway and 97 Newberry Road of $12.1 million in accordance with our impairment analysis procedures. We determined this impairment based on independent third party broker information, which are level 3 inputs according to the fair value hierarchy established in ASC 820. We reduced the aggregate carrying value of these properties from $41.8 million to their estimated fair value less estimated costs to sell of $29.7 million. We evaluated each of our properties and determined there were no additional valuation adjustments necessary at March 31, 2018.

Financial Instruments

In addition to the assets described in the above table, our financial instruments include our cash and cash equivalents, real estate mortgage receivable, restricted cash, marketable securities, senior unsecured debt and mortgage notes payable.  At March 31, 2018 and December 31, 2017, the fair value of these additional financial instruments were not materially different from their carrying values, except as follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior unsecured debt and mortgage notes payable	$681,675	$693,328	$856,940	$874,280

The fair values of our senior notes are based on quoted market prices (level 2 inputs) and the fair values of our mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads (level 3 inputs).

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, as of March 31, 2018, no single tenant of ours is responsible for more than 7.0% of our total annualized rents, other than one tenant that is responsible for 13.0% of our total annualized rents.

Our interest rate cap counterparty is a major financial institution and we monitor the amount of our credit exposure to any one counterparty.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator for earnings per common share - basic:
Net income	$187,662	$23,822
Net income attributable to noncontrolling interest	(63)	(8)
Preferred distributions	(1,997)	(1,997)
Numerator for net income per share - basic	$185,602	$21,817

Numerator for earnings per common share - diluted:
Net income	$187,662	$23,822
Preferred distributions	—	(1,997)
Numerator for net income per share - diluted	$187,662	$21,825

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic(1)	123,867	124,047
RSUs(2)	730	1,023
LTIP Units(2)(3)	136	80
OP Units (4)	1	—
Series D preferred shares; 6 1/2% cumulative convertible	2,363	—
Weighted average number of common shares outstanding - diluted	127,097	125,150

Net income per common share attributable to Equity Commonwealth common shareholders:
Basic	$1.50	$0.18
Diluted	$1.48	$0.17

Anti-dilutive securities:
Effect of Series D preferred shares; 6 1/2% cumulative convertible(5)	—	2,363

(1)	The three months ended March 31, 2018 and 2017, includes 307 and 0 weighted-average, unvested, measured RSUs, respectively.

(2)	Represents weighted-average number of common shares that would have been issued if the quarter-end was the measurement date for RSUs and performance-based LTIPs.

(3)	Represents weighted-average time-based and performance-based LTIPs that would have been issued if the quarter-end was the measurement date for the periods shown.

(4)	Beneficial interests in the Operating Trust.

(5)
The Series D preferred shares are excluded from the diluted earnings per share calculation for the three months ended March 31, 2017 because including the Series D preferred shares would also require that the preferred distributions be added back to net income, resulting in anti-dilution.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14.  Segment Information

Our primary business is the ownership and operation of office properties, and we currently have one reportable segment.  More than 90% of our revenues for the three months ended March 31, 2018 are from office properties.

Note 15.  Related Person Transactions

The following discussion includes a description of our related person transactions for the three months ended March 31, 2018 and 2017.

Two North Riverside Plaza Joint Venture Limited Partnership: We have a lease with Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman, to occupy office space on the twentieth and twenty-first floors of Two North Riverside Plaza in Chicago, Illinois (20th/21st Floor Office Lease). The initial term of the lease is approximately five years, with one 5-year renewal option. We completed improvements to the office space utilizing the $0.7 million tenant improvement allowance pursuant to the lease. In connection with the 20th/21st Floor Office Lease, we also have a lease with Two North Riverside Plaza Joint Venture Limited Partnership for storage space in the basement of Two North Riverside Plaza. The lease expires December 31, 2020; however, each party has the right to terminate on 30 days' prior written notice. During the three months ended March 31, 2018 and 2017, we recognized expense of $0.2 million and $0.2 million, respectively, pursuant to the 20th/21st Floor Office Lease and the related storage space.

Note 16.  Subsequent Events

On April 11, 2018, we announced that our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on May 15, 2018 to shareholders of record on April 27, 2018 (see Note 6).

On May 4, 2018, we redeemed at par the total $400.0 million outstanding under our 5-year and 7-year term loans.

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

At March 31, 2018, our portfolio, excluding properties classified as held for sale, consisted of 13 properties (22 buildings), with a combined 6.3 million square feet for a total investment of $1.2 billion at cost and a depreciated book value of $0.9 billion.

As of March 31, 2018, our overall portfolio was 88.6% leased. During the three months ended March 31, 2018, we entered into leases, excluding leasing activity for assets during the quarter in which the asset was sold or classified as held for sale for 117,000 square feet, including lease renewals for 71,000 square feet and new leases for 46,000 square feet.  Renewal leases entered into during the three months ended March 31, 2018 had weighted average cash and GAAP rental rates that were approximately 1.7% higher and 9.5% higher, respectively, as compared to prior rental rates for the same space, and new leases entered into during the three months ended March 31, 2018 had weighted average cash and GAAP rental rates that were approximately 6.7% higher and 15.3% higher, respectively, than prior rental rates for the same space.  The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatements, the magnitude and timing of contractual rent increases over the lease term, and the years of term for the newly executed leases compared to the prior leases.

During the three months ended March 31, 2018, we sold three properties (four buildings) with a combined 2.6 million square feet for an aggregate gross sales price of $785.2 million, excluding closing credits and closing costs. We have generated significant proceeds from our dispositions to date and have cash and cash equivalents and marketable securities of $3.1 billion as of March 31, 2018. For more information regarding these transactions, see Note 3 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report. As our real estate investments have decreased, our income from operations has also declined.

In the first quarter, we continued executing our office repositioning strategy to own and acquire at a discount to replacement cost high-quality, multi-tenant office assets in markets and sub-markets with favorable long-term supply and demand fundamentals. We expect our efforts to continue to be primarily focused on larger buildings in central business districts and major urban areas that offer an attractive quality of life, including opportunities for tenants to live and play in close proximity to where they work, with a preference for markets that have above average limitations on new supply. We currently target our efforts towards acquiring portfolios of properties or pursuing other large acquisitions as opposed to purchasing individual properties, although we may acquire individual properties if opportunities to do so are consistent with our office repositioning strategy.

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

As part of the office repositioning strategy noted above, and pursuant to our accounting policy, in 2018, we evaluated the recoverability of the carrying values of each of the real estate assets that comprised our portfolio and determined that due to the shortening of the expected periods of ownership as a result of our office repositioning strategy and current estimates of market value, it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio to their estimated fair values less estimated costs to sell. As a result, we recorded an impairment charge of $12.1 million for the three months ended March 31, 2018 in accordance with our impairment analysis procedures.

The taxable gain from sales of properties during the three months ended March 31, 2018 has fully utilized our $120 million net operating loss carryforward that we had as of December 31, 2017. Although we did not make a distribution to common shareholders in 2017 or the first quarter of 2018, we expect to be required to make a 2018 distribution in order to maintain our status as a REIT. Whether we will make a distribution in 2018 and the timing of any such distribution remains uncertain.

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

For the three months ended March 31, 2018 and 2017, we incurred expenses of $3.0 million and $5.2 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a portion of the properties' revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of March 31, 2018 and December 31, 2017, we had amounts payable pursuant to these services of $1.4 million and $1.8 million, respectively.

Property Operations

Leased occupancy data for 2018 and 2017 are as follows (square feet in thousands):

	All Properties(1)		Comparable Properties(2)
	As of March 31,		As of March 31,
	2018	2017	2018	2017
Total properties	13	28	13	13
Total square feet	6,344	14,593	6,344	6,324
Percent leased(3)	88.6%	89.0%	88.6%	87.2%

(1)	Excludes properties sold or classified as held for sale in the period.

(2)	Based on properties owned continuously from January 1, 2017 through March 31, 2018, and excludes properties sold or classified as held for sale during the period.

(3)	Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

The weighted average lease term based on square feet for leases entered into during the three months ended March 31, 2018 was 7.8 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for leases entered into during the three months ended March 31, 2018 totaled $6.9 million, or $59.23 per square foot on average (approximately $7.56 per square foot per year of the lease term).

As of March 31, 2018, approximately 3.1% of our leased square feet and 4.2% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2018.  Renewed and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring for the remainder of 2018, that have not been backfilled, are below market. Lease expirations by year, as of March 31, 2018, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring	Leased Square Feet Expiring(1)	% of Leased Square Feet Expiring(1)	Cumulative % of Leased Square Feet Expiring(1)	Annualized Rental Revenue Expiring(2)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2018	26	175	3.1%	3.1%	$6,824	4.2%	4.2%
2019	50	643	11.4%	14.5%	23,050	14.3%	18.5%
2020	38	885	15.7%	30.2%	30,889	19.2%	37.7%
2021	38	256	4.6%	34.8%	8,819	5.5%	43.2%
2022	32	406	7.2%	42.0%	13,894	8.6%	51.8%
2023	35	456	8.1%	50.1%	15,441	9.6%	61.4%
2024	9	142	2.5%	52.6%	4,820	3.0%	64.4%
2025	12	205	3.6%	56.2%	7,633	4.7%	69.1%
2026	8	134	2.4%	58.6%	4,839	3.0%	72.1%
2027	11	189	3.4%	62.0%	7,479	4.7%	76.8%
Thereafter	32	2,130	38.0%	100.0%	37,101	23.2%	100.0%
	291	5,621	100.0%		$160,789	100.0%

Weighted average remaining lease term (in years):		7.0			5.7

(1)
Square footage as of March 31, 2018, excluding leases related to properties classified as held for sale, includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants. The year expiring corresponds to the latest-expiring signed lease for a given suite. Thus, backfilled suites expire in the year stipulated by the new lease.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of March 31, 2018, plus estimated recurring expense reimbursements; includes triple net lease rents and excludes lease value amortization, straight line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates. Excludes the annualized rental revenue of space that is leased but not commenced.

A principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of March 31, 2018, tenants representing 1.5% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant(1)		Square Feet(2)	% of Total Square Feet(2)	% of Annualized Rental Revenue(3)	Weighted Average Remaining Lease Term
1.	Expedia, Inc.	427	7.6%	13.0%	1.8
2.	Flex Ltd. (formerly known as Flextronics International Ltd.)	1,051	18.7%	6.8%	11.8
3.	Ballard Spahr LLP	219	3.9%	5.3%	11.9
4.	Georgetown University(4)	240	4.3%	4.2%	1.5
5.	Beth Israel Deaconess Medical Center, Inc.	117	2.1%	2.3%	5.3
6.	Dana-Farber Cancer Institute, Inc.	77	1.4%	2.2%	6.7
7.	BT Americas, Inc.	59	1.0%	1.8%	1.3
8.	Alcan Corporation	85	1.5%	1.8%	5.0
9.	Statoil Oil & Gas LP(5)	83	1.5%	1.8%	1.0
10.	KPMG, LLP	66	1.2%	1.6%	4.9
11.	Aberdeen Asset Management, Inc.	58	1.0%	1.5%	1.5
	Total	2,482	44.2%	42.3%	7.3

(1)	Tenants located in properties classified as held for sale are excluded.

(2)
Square footage as of March 31, 2018 includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants.

(3)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of March 31, 2018, plus estimated recurring expense reimbursements; includes triple net lease rents and excludes lease value amortization, straight line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

(4)
Georgetown University's leased space includes 111,600 square feet that are sublet to another tenant. During the fourth quarter of 2017, the other tenant committed to lease this space through September 30, 2037.

(5)	During the second quarter of 2018, Statoil Oil & Gas LP renewed approximately 80,000 square feet through December 31, 2023.

Financing Activities

On March 7, 2018, we redeemed at par all $175.0 million of our 5.75% senior unsecured notes due 2018 and recognized a loss on early extinguishment of debt of $4.9 million from the write off of unamortized deferred financing fees.
Regulation FD Disclosures
We intend to use any of the following to comply with our disclosure obligations under Regulation FD: press releases, SEC filings, public conference calls, or our website. We routinely post important information on our website at www.eqcre.com, including information that may be deemed to be material. We encourage investors and others interested in the company to monitor these distribution channels for material disclosures. Our website address is included in this Quarterly Report as a textual reference only and the information on the website is not incorporated by reference into this Quarterly Report.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018, Compared to Three Months Ended March 31, 2017

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Three Months Ended March 31,
	2018	2017	$ Change	% Change	2018	2017	2018	2017	$ Change	% Change
	(dollars in thousands)
Rental income	$32,401	$31,974	$427	1.3%	$11,148	$48,231	$43,549	$80,205	$(36,656)	(45.7)%
Tenant reimbursements and other income	11,749	12,259	(510)	(4.2)%	3,290	7,087	15,039	19,346	(4,307)	(22.3)%
Operating expenses	(18,094)	(17,624)	(470)	2.7%	(6,505)	(23,463)	(24,599)	(41,087)	16,488	(40.1)%
Net operating income(3)	$26,056	$26,609	$(553)	(2.1)%	$7,933	$31,855	33,989	58,464	(24,475)	(41.9)%
Other expenses:
Depreciation and amortization							13,903	26,915	(13,012)	(48.3)%
General and administrative							13,339	12,078	1,261	10.4%
Loss on asset impairment							12,087	1,286	10,801	839.9%
Total other expenses							39,329	40,279	(950)	(2.4)%
Operating (loss) income							(5,340)	18,185	(23,525)	(129.4)%
Interest and other income, net							5,780	4,372	1,408	32.2%
Interest expense							(10,115)	(15,014)	4,899	(32.6)%
Loss on early extinguishment of debt							(4,867)	—	(4,867)	(100.0)%
Gain on sale of properties, net							205,211	16,454	188,757	1,147.2%
Income before income taxes							190,669	23,997	166,672	694.6%
Income tax expense							(3,007)	(175)	(2,832)	1,618.3%
Net income							187,662	23,822	163,840	687.8%
Net income attributable to noncontrolling interest							(63)	(8)	(55)	687.5%
Net income attributable to Equity Commonwealth							187,599	23,814	163,785	687.8%
Preferred distributions							(1,997)	(1,997)	—	—%
Net income attributable to Equity Commonwealth common shareholders							$185,602	$21,817	$163,785	750.7%

(1)	Comparable properties consist of 13 properties (22 buildings) we owned continuously from January 1, 2017 to March 31, 2018.

(2)	Other properties consist of properties sold or classified as held for sale as of the end of the period.

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

Our condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 include the operating results of 13 properties we owned continuously from January 1, 2017 to March 31, 2018.

Rental income. Rental income decreased $36.7 million, or 45.7%, in the 2018 period, compared to the 2017 period, primarily due to the properties sold in 2018 and 2017. Rental income increased $0.4 million, or 1.3%, at the comparable properties primarily due to an increase in lease termination revenue and parking revenue, partially offset by several large tenant lease expirations.

Rental income includes straight line rent adjustments totaling $1.5 million in the 2018 period and $4.4 million in the 2017 period, and net reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $0.1 million in the 2018 period and $0.6 million in the 2017 period. Rental income also includes the recognition of lease termination fees totaling $1.0 million in the 2018 period and $1.7 million in the 2017 period.

Tenant reimbursements and other income. Tenant reimbursements and other income decreased $4.3 million, or 22.3%, in the 2018 period, compared to the 2017 period, primarily due to the properties sold in 2018 and 2017. Tenant reimbursements and other income decreased $0.5 million, or 4.2%, at the comparable properties primarily due to a decrease in utility expense, partially offset by an increase in real estate tax expense.

Operating expenses. Operating expenses decreased $16.5 million, or 40.1%, in the 2018 period, compared to the 2017 period, primarily due to the properties sold in 2018 and 2017. Operating expenses increased $0.5 million, or 2.7%, at the comparable properties primarily due to an increase in real estate tax expense.

Depreciation and amortization. Depreciation and amortization decreased $13.0 million, or 48.3%, in the 2018 period, compared to the 2017 period primarily due to properties sold in 2018 and 2017.

General and administrative. General and administrative expenses increased $1.3 million, or 10.4%, in the 2018 period, compared to the 2017 period, primarily due to $1.7 million of compensation expenses in the 2018 period relating to a staffing reduction, partially offset by a $0.3 million decrease in share-based compensation expense.

Loss on asset impairment. We recorded impairment charges of $12.1 million in the 2018 period related to 777 East Eisenhower Parkway and 97 Newberry Road and $1.3 million in the 2017 period related to 25 S. Charles Street based upon the shortening of our expected period of ownership and updated market information in accordance with our impairment analysis procedures.

Operating (loss) income. Operating income decreased $23.5 million, or 129.4%, in the 2018 period, compared to the 2017 period, primarily due to the properties sold in 2018 and 2017 and an increase in the loss on asset impairment.

Interest and other income, net. Interest and other income, net increased $1.4 million, or 32.2% in the 2018 period, compared to the 2017 period, primarily due to additional interest received on higher invested balances and higher average interest rates in 2018, partially offset by a $5.0 million loss on the sale of marketable securities.

Interest expense. Interest expense decreased $4.9 million, or 32.6%, in the 2018 period, compared to the 2017 period, primarily due to the repayment of the $41.3 million mortgage debt at Parkshore Plaza in April 2017, the prepayment of $250.0 million of our 6.65% senior unsecured notes in July 2017, and the prepayment of all $175.0 million of our 5.75% senior unsecured notes in March 2018, partially offset by an increase in interest expense on our term loans as a result of an increase in interest rates, partially offset by lower borrowing spreads as a result of an upgrade in our credit rating received from Moody's Investor Services in November 2017.

Loss on early extinguishment of debt. The loss on early extinguishment of debt of $4.9 million in the 2018 period reflects the write off of unamortized deferred financing fees related to our repayment at par of our 5.75% senior unsecured notes due 2042.

Gain on sale of properties, net. Gain on sale of properties, net increased $188.8 million in the 2018 period, as compared to the 2017 period. Gain on sale of properties, net in the 2018 period primarily relates to the following (dollars in thousands):

Asset	Gain on Sale
1600 Market Street	$54,599
600 West Chicago Avenue	107,830
5073, 5075, & 5085 S. Syracuse Street	42,762
$205,191

Gain on sale of properties, net in the 2017 period relates to the following (dollars in thousands):

Asset	Gain (Loss) on Sale
111 Market Place	$(5,968)
Cabot Business Park Land	(57)
Seton Center	22,479
$16,454

Income tax expense. Income tax expense increased $2.8 million, or 1,618.3%, in the 2018 period, compared to the 2017 period, primarily due to the state and local taxes incurred for the sale of properties.

Net income attributable to noncontrolling interest. In 2017, we granted LTIP Units to certain of our trustees and employees. The net income attributable to noncontrolling interest of $63,000 in the 2018 period and $8,000 in the 2017 period relates to the allocation of net income to the LTIP Unit holders.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As of March 31, 2018, we had $3.1 billion of cash and cash equivalents and marketable securities.  We expect to use our cash balances, cash flow from our operations and proceeds of any future property sales to fund our operations, repay debt, make distributions, repurchase our common shares, acquire assets or entities, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

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

Cash flows provided by (used in) operating, investing and financing activities were $(0.4) million, $751.6 million and $(267.2) million, respectively, for the three months ended March 31, 2018, and $(4.0) million, $(200.0) million and $(2.5) million, respectively, for the three months ended March 31, 2017.  Changes in these three categories of our cash flows between 2018 and 2017 are primarily related to a decrease in property net operating income, real estate improvements, dispositions of properties, purchase of marketable securities, proceeds from sales of marketable securities, repayments of debt and repurchase of our common shares.

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

Borrowings under our revolving credit facility currently bear interest at LIBOR plus a spread, which was 105 basis points as of March 31, 2018.  We also pay a facility fee of 20 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Both the interest rate spread and the facility fee are subject to adjustment based upon changes to our credit ratings.  We are allowed to borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  As of March 31, 2018, the interest rate payable on borrowings under our revolving credit facility was 2.93%.  As of March 31, 2018, we had no balance outstanding under our revolving credit facility.

Our term loans currently bear interest at a rate of LIBOR plus a spread, which was 115 and 155 basis points for the 5-year and 7-year term loan, respectively, as of March 31, 2018.  The interest rate spread is subject to adjustment based upon changes to our credit ratings.  As of March 31, 2018, the interest rate for the amounts outstanding under our term loan was 3.03% and 3.43% for the 5-year and 7-year term loan, respectively. As of March 31, 2018, our 5-year and 7-year term loans each had outstanding balances of $200.0 million. On May 4, 2018, we redeemed at par the total $400.0 million outstanding under our 5-year and 7-year term loans.

On March 7, 2018, we redeemed at par all $175.0 million of our 5.75% senior unsecured notes due 2042.

During the three months ended March 31, 2018, we paid an aggregate of $2.0 million of distributions on our series D preferred shares.  On April 11, 2018, we announced that our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which is expected to be paid on May 15, 2018 to shareholders of record on April 27, 2018.

On March 15, 2017, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. In March 2018, this share repurchase authorization, of which $81.0 million was not utilized, expired. On March 14, 2018, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. During the three months ended March 31, 2018, we repurchased and retired 2,970,209 of our common shares, at a weighted average price of $29.67 per share, for a total investment of $88.1 million, of which $69.0 million was under the March 2017 authorization and $19.1 million was under the March 2018 authorization. The $130.9 million of remaining authorization available under our share repurchase program as of March 31, 2018 is scheduled to expire on March 14, 2019.

Our outstanding debt maturities and weighted average interest rates as of March 31, 2018, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
Year	Unsecured Floating Rate Debt		Unsecured Fixed Rate Debt	Secured Fixed Rate Debt	Total(1)	Weighted Average Interest Rate(2)
2018	$—		$—	$798	$798	5.7%
2019	—		—	1,126	1,126	5.7%
2020	200,000	(3)	250,000	1,189	451,189	4.6%
2021	—		—	25,463	25,463	5.7%
2022	200,000	(3)	—	663	200,663	3.4%
2023	—		—	702	702	5.7%
2024	—		—	743	743	5.7%
2025	—		—	787	787	5.7%
2026	—		—	204	204	5.7%
2027	—		—	—	—	—%
Thereafter	—		—	—	—	—%
	$400,000		$250,000	$31,675	$681,675	4.3%

(1)	Total debt outstanding as of March 31, 2018, including net unamortized premiums and discounts and net unamortized deferred financing costs, was $678,527.

(2)	Weighted based on current contractual interest rates.

(3)	On May 4, 2018, we redeemed at par the total $400.0 million outstanding under our 5-year and 7-year term loans.

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
During the three months ended March 31, 2018, we sold three properties (four buildings) with a combined 2.6 million square feet for an aggregate sales price of $785.2 million, excluding closing credits and closing costs. For more information regarding these transactions, see Note 3 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

During the three months ended March 31, 2018 and 2017, amounts capitalized at our properties, including properties sold or classified as held for sale, for tenant improvements, leasing costs and building improvements were as follows (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Tenant improvements(1)	$10,907	$9,427
Leasing costs(2)	2,842	4,617
Building improvements(3)	1,951	4,785

(1)	Tenant improvements include capital expenditures to improve tenants’ spaces.

(2)	Leasing costs primarily include brokerage commissions and legal expenses.

(3)
Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.

During the three months ended March 31, 2018, commitments made for expenditures in connection with leasing space at our properties, excluding leasing activity for assets during the quarter in which the asset was sold or classified as held for sale, were as follows (dollar and square foot measures in thousands):

	New Leases	Renewals	Total
Rentable square feet leased during the period	46	71	117
Tenant improvements and leasing commissions	$3,015	$3,910	$6,925
Tenant improvements and leasing commissions per rentable square foot	$65.55	$55.07	$59.23
Weighted average lease term by square foot (years)	8.7	7.2	7.8
Total tenant improvements and leasing commissions per rentable square foot per year	$7.49	$7.61	$7.56

Debt Covenants

Our unsecured debt obligations at March 31, 2018 were our term loans and our publicly issued senior unsecured notes. Our public debt indenture and related supplements and our credit agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios.  At March 31, 2018, we believe we were in compliance with all covenants under both our indenture and related supplements, and under our credit agreement.  In addition to our unsecured debt obligations, we had $32.3 million (including net unamortized premiums and net unamortized deferred financing costs) of mortgage notes outstanding at March 31, 2018.

None of our indenture and related supplements, our credit agreement, or our mortgage notes contain provisions for acceleration or require us to provide collateral security which could be triggered by our debt ratings.  However, our senior debt rating is used to determine the interest rate and the fees payable under our credit agreement.

Off Balance Sheet Arrangements

As of March 31, 2018, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We had no swaps or hedges as of March 31, 2018, other than the interest rate cap described in Note 10 to the notes to our condensed consolidated financial statements, and under “Quantitative and Qualitative Disclosures About Market Risk” included in Part I, Item 3 of this Quarterly Report.

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

The following table provides a reconciliation of net income to FFO attributable to Equity Commonwealth common shareholders and unitholders and a calculation to Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders (in thousands):

	Three Months Ended March 31,
	2018	2017
Reconciliation to FFO:
Net income	$187,662	$23,822
Real estate depreciation and amortization	13,603	26,616
Loss on asset impairment	12,087	1,286
Gain on sale of properties, net	(205,211)	(16,454)
FFO attributable to Equity Commonwealth	8,141	35,270
Preferred distributions	(1,997)	(1,997)
FFO attributable to Equity Commonwealth common shareholders and unitholders	$6,144	$33,273

Reconciliation to Normalized FFO:
FFO attributable to Equity Commonwealth common shareholders and unitholders	$6,144	$33,273
Lease value amortization	98	573
Straight line rent adjustments	(1,528)	(4,387)
Loss on early extinguishment of debt	4,867	—
Loss on sale of securities	4,987	—
Income taxes related to gains on property sales	2,969	—
Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders	$17,537	$29,459

Property Net Operating Income (NOI)

We use property net operating income, or NOI, to evaluate the performance of our properties. We define NOI as income from our real estate operations including lease termination fees received from tenants less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions and corporate level expenses.

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

A reconciliation of NOI to net income for the three months ended March 31, 2018 and 2017, is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Rental income	$43,549	$80,205
Tenant reimbursements and other income	15,039	19,346
Operating expenses	(24,599)	(41,087)
NOI	$33,989	$58,464

NOI	$33,989	$58,464
Depreciation and amortization	(13,903)	(26,915)
General and administrative	(13,339)	(12,078)
Loss on asset impairment	(12,087)	(1,286)
Operating (loss) income	(5,340)	18,185

Interest and other income, net	5,780	4,372
Interest expense	(10,115)	(15,014)
Loss on early extinguishment of debt	(4,867)	—
Gain on sale of properties, net	205,211	16,454
Income from continuing operations before income taxes	190,669	23,997
Income tax expense	(3,007)	(175)
Net income	$187,662	$23,822

Related Person Transactions

For information about our related person transactions and about the risks that may arise as a result of these related person transactions and relationships, see Note 15 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company's market risk has not changed materially from the amounts and information reported in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors relating to the Company disclosed in our Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Share Repurchase Program

The following table provides information with respect to the common share repurchases made by the Company during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
February 2018	1,239,985	$29.39	1,239,985	$113,566,087
March 2018	1,730,224	$29.88	1,730,224	$130,893,395
Total	2,970,209	$29.67	2,970,209	$130,893,395

(1) On August 24, 2015, our Board of Trustees approved a common share repurchase program. On March 15, 2017, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. On March 14, 2018, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the next twelve month period following the date of authorization.

Surrender of Common Shares for Tax Withholding

During the three months ended March 31, 2018, certain of our employees surrendered common shares owned by them to satisfy their statutory tax withholding obligations in connection with the vesting of restricted common shares and restricted stock units.

The following table summarizes all of these repurchases during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 2018	298	$29.79	N/A	N/A
February 2018	54,729	$28.79	N/A	N/A
March 2018	2,321	$30.27	N/A	N/A
Total	57,348	$28.86

(1) The number of shares repurchased represents common shares surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares and restricted stock units of beneficial interest. With respect to these shares, the price paid per share is based on the closing price of our common shares as of the date of the determination of the statutory minimum federal and state tax obligations.

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

3.2	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 11, 2006.)

3.3	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K filed May 31, 2011.)

3.4	Articles Supplementary, dated March 14, 2018. (Incorporated by reference to the Company’s Current Report on Form 8-K filed March 15, 2018.)

3.5	Third Amended and Restated Bylaws of the Company, adopted March 15, 2017. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

4.2	Form of 61/2% Series D Cumulative Convertible Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

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

10.1
Real Estate Sale Agreement by and among EQC 600 West Chicago Property LLC, EQC Operating Trust and Chicago Kingsbury, LLC, dated January 22, 2018. (Incorporated by reference to the Company's Current Report on Form 8-K filed January 23, 2018.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
President and Chief Executive Officer
Dated: May 8, 2018

By:	/s/ Adam S. Markman
Adam S. Markman
Executive Vice President, Chief Financial Officer and Treasurer
Dated: May 8, 2018