Form 10-Q/A
period 2018-03-31
Equity Commonwealth
filed 2018-05-09
CIK 803649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of May 3, 2018: 121,457,073.

EXPLANATORY NOTE

This Form 10-Q/A (“Amendment No. 1”) is being filed solely to correct a typographical error in the number of shares outstanding on the cover page of the registrant’s Form 10-Q for the period ended March 31, 2018 (the “Original 10-Q Filing”) filed with the U.S. Securities and Exchange Commission on May 8, 2018.  The correct number of common shares outstanding as of May 3, 2018 is 121,457,073, as indicated on the cover page of this Amendment No. 1.

No other changes have been made to the Original 10-Q Filing.  This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing of the Original 10-Q Filing, and except as noted above, does not modify or update in any way disclosures made in the Original 10-Q Filing.

PART II.  Other Information

Item 6.  Exhibits.

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