Form 10-Q
period 2018-06-30
Equity Commonwealth
filed 2018-07-31
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of July 26, 2018:  121,482,673.

EQUITY COMMONWEALTH

FORM 10-Q

June 30, 2018

EXPLANATORY NOTE

References in this Quarterly Report on Form 10-Q to the Company, EQC, we, us or our, refer to Equity Commonwealth and its consolidated subsidiaries as of June 30, 2018, unless the context indicates otherwise.

i

PART I.      Financial Information

Item 1.         Financial Statements.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	June 30, 2018	December 31, 2017
		(audited)
ASSETS
Real estate properties:
Land	$146,700	$191,775
Buildings and improvements	1,117,446	1,555,836
	1,264,146	1,747,611
Accumulated depreciation	(387,888)	(450,718)
	876,258	1,296,893
Assets held for sale	—	97,688
Acquired real estate leases, net	2,946	23,847
Cash and cash equivalents	2,507,117	2,351,693
Marketable securities	248,275	276,928
Restricted cash	8,419	8,897
Rents receivable, net of allowance for doubtful accounts of $5,101 and $4,771, respectively	57,347	93,436
Other assets, net	76,512	87,563
Total assets	$3,776,874	$4,236,945

LIABILITIES AND EQUITY
Senior unsecured debt, net	$248,048	$815,984
Mortgage notes payable, net	31,964	32,594
Liabilities related to properties held for sale	—	1,840
Accounts payable, accrued expenses and other	44,380	74,956
Rent collected in advance	10,173	11,076
Total liabilities	334,565	936,450

Shareholders' equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6 1/2% cumulative convertible; 4,915,196 shares issued and outstanding, aggregate liquidation preference of $122,880	119,263	119,263
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 121,482,673 and 124,217,616 shares issued and outstanding, respectively	1,215	1,242
Additional paid in capital	4,300,822	4,380,313
Cumulative net income	2,822,793	2,596,259
Cumulative other comprehensive loss	(1,469)	(95)
Cumulative common distributions	(3,111,868)	(3,111,868)
Cumulative preferred distributions	(689,742)	(685,748)
Total shareholders’ equity	3,441,014	3,299,366
Noncontrolling interest	1,295	1,129
Total equity	3,442,309	3,300,495
Total liabilities and equity	$3,776,874	$4,236,945
See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$35,211	$74,352	$78,760	$154,557
Tenant reimbursements and other income	13,425	17,247	28,464	36,593
Total revenues	48,636	91,599	107,224	191,150
Expenses:
Operating expenses	19,521	37,284	44,120	78,371
Depreciation and amortization	13,021	23,922	26,924	50,837
General and administrative	11,222	11,960	24,561	24,038
Loss on asset impairment	—	18,428	12,087	19,714
Total expenses	43,764	91,594	107,692	172,960
Operating income (loss)	4,872	5	(468)	18,190
Interest and other income, net	12,668	6,019	18,448	10,391
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $645, $849, $1,446 and $1,562, respectively)	(6,350)	(14,863)	(16,465)	(29,877)
Loss on early extinguishment of debt	(1,536)	(63)	(6,403)	(63)
Gain on sale of properties, net	26,937	3,136	232,148	19,590
Income (loss) before income taxes	36,591	(5,766)	227,260	18,231
Income tax benefit (expense)	456	(45)	(2,551)	(220)
Net income (loss)	37,047	(5,811)	224,709	18,011
Net (income) loss attributable to noncontrolling interest	(14)	2	(77)	(6)
Net income (loss) attributable to Equity Commonwealth	$37,033	$(5,809)	$224,632	$18,005
Preferred distributions	(1,997)	(1,997)	(3,994)	(3,994)
Net income (loss) attributable to Equity Commonwealth common shareholders	$35,036	$(7,806)	$220,638	$14,011

Weighted average common shares outstanding — basic	121,822	124,067	122,839	124,057
Weighted average common shares outstanding — diluted	122,649	124,067	126,027	125,203
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.29	$(0.06)	$1.80	$0.11
Diluted	$0.29	$(0.06)	$1.78	$0.11

See accompanying notes.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$37,047	$(5,811)	$224,709	$18,011

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivative instruments	339	(108)	456	(261)
Unrealized gain on marketable securities	298	2,345	72	1,704
Total comprehensive income (loss)	37,684	(3,574)	225,237	19,454
Comprehensive (income) loss attributable to the noncontrolling interest	(14)	2	(77)	(6)
Total comprehensive income (loss) attributable to Equity Commonwealth	$37,670	$(3,572)	$225,160	$19,448

See accompanying notes.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands, except share data)
(unaudited)

	Equity Commonwealth Shareholders
	Preferred Shares			Common Shares
	Series D
	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at December 31, 2017	4,915,196	$119,263	$(685,748)	124,217,616	$1,242	$(3,111,868)	$4,380,313	$2,596,259	$(95)	$1,129	$3,300,495
Reclassification pursuant to change in accounting principle	—	—	—	—	—	—	—	1,902	(1,902)	—	—
Net income	—	—	—	—	—	—	—	224,632	—	77	224,709
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	456	—	456
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	72	—	72
Repurchase of shares	—	—	—	(3,027,557)	(30)	—	(89,880)	—	—	—	(89,910)
Share-based compensation	—	—	—	292,614	3	—	9,822	—	—	655	10,480
Contributions	—	—	—	—	—	—	—	—	—	1	1
Distributions	—	—	(3,994)	—	—	—	—	—	—	—	(3,994)
Adjustment for noncontrolling interest	—	—	—	—	—	—	567	—	—	(567)	—
Balance at June 30, 2018	4,915,196	$119,263	$(689,742)	121,482,673	$1,215	$(3,111,868)	$4,300,822	$2,822,793	$(1,469)	$1,295	$3,442,309

See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$224,709	$18,011
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	21,740	41,237
Net amortization of debt discounts, premiums and deferred financing fees	1,446	1,562
Straight line rental income	(2,550)	(8,930)
Amortization of acquired real estate leases	1,562	4,955
Other amortization	3,505	5,607
Share-based compensation	10,480	10,732
Loss on asset impairment	12,087	19,714
Loss on marketable securities	4,987	—
Loss on early extinguishment of debt	6,403	63
Net gain on sale of properties	(232,148)	(19,590)
Change in assets and liabilities:
Rents receivable and other assets	(16,856)	(19,902)
Accounts payable, accrued expenses and other	(8,514)	(10,469)
Rent collected in advance	(2,971)	1,166
Cash provided by operating activities	23,880	44,156

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(32,203)	(37,985)
Insurance proceeds received	1,443	4,000
Proceeds from sale of properties, net	807,322	185,300
Purchase of marketable securities	—	(276,238)
Proceeds from sale of marketable securities	23,933	—
Cash provided by (used in) investing activities	800,495	(124,923)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common shares	(89,910)	(209)
Payments on borrowings	(575,526)	(42,124)
Contributions from holders of noncontrolling interest	1	31
Distributions to preferred shareholders	(3,994)	(3,994)
Cash used in financing activities	(669,429)	(46,296)

Increase (decrease) in cash, cash equivalents, and restricted cash	154,946	(127,063)
Cash, cash equivalents, and restricted cash at beginning of period	2,360,590	2,101,206
Cash, cash equivalents, and restricted cash at end of period	$2,515,536	$1,974,143
See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$17,704	$28,416
Taxes paid, net	2,417	729

NON-CASH INVESTING ACTIVITIES:
Decrease in accrued capital expenditures	$(2,629)	$(2,456)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,
	2018	2017
Cash and cash equivalents	$2,507,117	$1,967,549
Restricted cash	8,419	6,594
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$2,515,536	$1,974,143

See accompanying notes.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business

Equity Commonwealth (the Company) is a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland. Our business is the ownership and operation of real estate, primarily office buildings, in the United States.

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

The Company now conducts and intends to continue to conduct substantially all of its activities through the Operating Trust. The Company beneficially owned 99.96% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust (OP Units) as of June 30, 2018, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the exclusive power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.

At June 30, 2018, our portfolio consisted of 13 properties (22 buildings), with a combined 6.3 million square feet. As of June 30, 2018, we had $2.8 billion of cash and cash equivalents and marketable securities.

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

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. This update is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. We do not expect the adoption of ASU 2018-07 to have a material impact on our consolidated financial statements.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In May 2017, the FASB issued ASU 2017-09 Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 is designed to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017. We adopted ASU 2017-09 on January 1, 2018, and the adoption did not have a material impact on our consolidated financial statements.

In February 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. This update is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. We early adopted ASU 2017-01 effective January 1, 2017, and the adoption did not have a material impact on our consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05 Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 is designed to provide guidance on how to recognize gain and losses on sales, including partial sales, of nonfinancial assets to noncustomers. We adopted ASU 2017-05 on January 1, 2018 and the adoption did not have a material impact on our consolidated financial statements.

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

We early adopted both ASU 2016-18 and ASU 2016-15 for the period ended December 31, 2017 and made the following reclassifications to the prior year's condensed consolidated statement of cash flows to conform to the current year's presentation (in thousands):

Statement of Cash Flows for the Six Months Ended June 30, 2017	Originally Reported	Effect of Change	As Adjusted
Cash provided by operating activities	$45,864	$(1,708)	$44,156
Cash used in investing activities	(126,693)	1,770	(124,923)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires more timely recognition of credit losses associated with financial assets. This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. We are currently evaluating the impact, if any, the adoption of ASU 2016-13 will have on our consolidated financial statements.

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

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, related to certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will require entities to measure their equity investments at fair value and recognize any changes in fair value in net income, with certain exceptions, rather than other comprehensive income. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted ASU 2016-01 on January 1, 2018 and reclassified a $1.9 million unrealized gain from cumulative other comprehensive loss to cumulative net income on our condensed consolidated balance sheet (see Note 8).

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The objective of ASU 2014-09, as amended, is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying ASU 2014-09, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB’s ASC, and more particularly lease contracts with customers, which are a scope exception. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted ASU 2014-09 on January 1, 2018 and the adoption did not have a material impact on our consolidated financial statements.

Note 3.  Real Estate Properties

During the six months ended June 30, 2018 and 2017, we made improvements, excluding tenant-funded improvements, to our properties totaling $29.6 million and $31.8 million, respectively.

Properties Held For Sale:

We classify all properties that meet the criteria outlined in the Property, Plant and Equipment Topic of the FASB ASC as held for sale on our condensed consolidated balance sheets.  As of December 31, 2017, we classified 1600 Market Street as held for sale. This property was sold in February 2018. As of June 30, 2018, we did not have any properties classified as held for sale.

Summarized balance sheet information for the property classified as held for sale is as follows (in thousands):

December 31, 2017
Real estate properties	$76,066
Rents receivable	13,270
Other assets, net	8,352
Assets held for sale	$97,688

Accounts payable and accrued expenses	$1,021
Rent collected in advance	408
Security deposits	411
Liabilities related to properties held for sale	$1,840

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property Dispositions:

During the six months ended June 30, 2018, we sold the following properties (dollars in thousands):

Asset	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price	Gain on Sale
Properties
1600 Market Street	February 2018	1	1	825,968	$160,000	$54,599
600 West Chicago Avenue(1)	February 2018	1	2	1,561,477	510,000	107,830
5073, 5075, & 5085 S. Syracuse Street	March 2018	1	1	248,493	115,186	42,762
1601 Dry Creek Drive	May 2018	1	1	552,865	68,500	26,992
		4	5	3,188,803	$853,686	$232,183

(1)
The sale of this property did not represent a strategic shift under ASC Topic 205. However, the sale does represent an individually significant disposition. The operating results of this property are included in continued operations for all periods presented through the date of sale. Net income for this property was $0.2 million and $2.3 million for the three months ended June 30, 2018 and 2017, respectively, and $110.3 million and $5.0 million for the six months ended June 30, 2018 and 2017, respectively.

Note 4.  Marketable Securities

During the six months ended June 30, 2018, our marketable securities consisted of United States Treasury notes and common stock. The United States Treasury notes are classified as available-for-sale and mature in 2019. Available-for-sale securities are presented on our condensed consolidated balance sheets at fair value. Changes in values of the United States Treasury notes are recognized in accumulated other comprehensive loss.

On January 1, 2018 we adopted ASU 2016-01 (see Note 2) and reclassified a $1.9 million unrealized gain from cumulative other comprehensive loss to cumulative net income on our condensed consolidated balance sheet. Changes in values of common stock are recognized in interest and other income, net on the condensed consolidated statements of operations. In March 2018, we sold all common stock we held and recognized a loss of $5.0 million in interest and other income, net during the six months ended June 30, 2018.

Below is a summary of our marketable securities as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018			December 31, 2017
	Amortized Cost	Unrealized Loss	Estimated Fair Value	Cost or Amortized Cost	Unrealized Gain, Net	Estimated Fair Value
Marketable securities	$249,744	$(1,469)	$248,275	$276,567	$361	$276,928

The unrealized losses on our United States Treasury notes were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at June 30, 2018.

Note 5.  Indebtedness

Unsecured Revolving Credit Facility and Term Loan:
We are party to a credit agreement pursuant to which the lenders agreed to provide a $750.0 million unsecured revolving credit facility, a $200.0 million 5-year term loan facility and a $200.0 million 7-year term loan facility. The revolving credit facility has a scheduled maturity date of January 28, 2019, which maturity date may be extended for up to two additional periods of six months at our option subject to satisfaction of certain conditions and the payment of an extension fee of 7.5 basis points of the aggregate amount available under the revolving credit facility. On May 4, 2018, we redeemed at par the total

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$400.0 million outstanding under our 5-year and 7-year term loans and recognized a loss on early extinguishment of debt of $1.5 million from the write off of unamortized deferred financing fees.

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

Prior to the redemption of the term loans, borrowings under the 5-year term loan and 7-year term loan, subject to certain exceptions, had interest rates of LIBOR rate plus a margin of 90 to 180 basis points for the 5-year term loan and 140 to 235 basis points for the 7-year term loan, in each case depending on our credit rating. Borrowings under the revolving credit facility will, subject to certain exceptions, bear interest at a rate equal to, at our option, either a LIBOR rate or a base rate plus a margin of 87.5 to 155 basis points for LIBOR rate advances and 0 to 55 basis points for base rate advances, in each case depending on our credit rating. In addition, we are required to pay a facility fee of 12.5 to 30 basis points, depending on our credit rating, on the borrowings available under the revolving credit facility, whether or not utilized.

Borrowings under our revolving credit facility currently bear interest at LIBOR plus a spread, which was 105 basis points as of June 30, 2018.  As of June 30, 2018, the interest rate payable on borrowings under our revolving credit facility was 3.14%.  As of June 30, 2018, we had no balance outstanding and $750.0 million available under our revolving credit facility and the facility fee as of June 30, 2018 was 20 basis points.

Debt Covenants:

Our public debt indenture and related supplements and our credit agreement contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.  At June 30, 2018, we believe we were in compliance with all of our respective covenants under our public debt indenture and related supplements and our credit agreement.

Senior Unsecured Notes:

At June 30, 2018, we had senior unsecured notes of $250.0 million (excluding net discounts and unamortized deferred financing fees) maturing in 2020.

On March 7, 2018, we redeemed at par all $175.0 million of our 5.75% senior unsecured notes due 2042 and recognized a loss on early extinguishment of debt of $4.9 million from the write off of unamortized deferred financing fees.

Mortgage Notes Payable:

At June 30, 2018, two of our properties with an aggregate net book value of $51.6 million had secured mortgage notes totaling $32.0 million (including net premiums and unamortized deferred financing fees) maturing in 2021 and 2026.

Note 6.  Shareholders’ Equity

Common Share Issuances:

See Note 11 for information regarding equity issuances related to share-based compensation.

Common Share Repurchases:

On March 15, 2017, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. In March 2018, this share repurchase authorization, of which $81.0 million was not utilized, expired. On March 14, 2018, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. During the six months ended June 30, 2018, we repurchased and retired 2,970,209 of our common shares, at a weighted average

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

price of $29.67 per share, for a total investment of $88.1 million, of which $69.0 million was under the March 2017 authorization and $19.1 million was under the March 2018 authorization. The $130.9 million of remaining authorization available under our share repurchase program as of June 30, 2018 is scheduled to expire on March 14, 2019.

During the six months ended June 30, 2018 and 2017, certain of our employees surrendered 57,348 and 6,694 common shares owned by them, respectively, to satisfy their statutory tax withholding obligations in connection with the vesting of such common shares.

Preferred Share Distributions:

In 2018, our Board of Trustees declared distributions on our series D preferred shares to date as follows:

Declaration Date	Record Date	Payment Date	Series D Dividend Per Share
January 12, 2018	January 30, 2018	February 15, 2018	$0.40625
April 11, 2018	April 27, 2018	May 15, 2018	$0.40625
July 12, 2018	July 30, 2018	August 15, 2018	$0.40625

Note 7.  Noncontrolling Interest

Noncontrolling interest represents the portion of the units in the Operating Trust not beneficially owned by the Company. An OP Unit and a share of our common stock have essentially the same economic characteristics. Distributions with respect to OP Units will generally mirror distributions with respect to the Company’s common shares. Unitholders (other than the Company) generally have the right, commencing six months from the date of issuance of such OP Units, to cause the Operating Trust to redeem their OP Units in exchange for cash or, at the option of the Company, common shares of the Company on a one-for-one basis. As sole trustee, the Company will have the sole discretion to elect whether the redemption right will be satisfied by the Company in cash or the Company’s common shares. As a result, the Noncontrolling interest is classified as permanent equity. As of June 30, 2018, the portion of the Operating Trust not beneficially owned by the Company is in the form of OP Units and LTIP Units (see Note 11 for a description of LTIP Units). LTIP Units may be subject to additional vesting requirements.

The following table presents the changes in Equity Commonwealth’s issued and outstanding common shares and units for the six months ended June 30, 2018:

	Common Shares	OP Units and LTIP Units	Total
Outstanding at January 1, 2018	124,217,616	42,520	124,260,136
Repurchase of shares	(2,970,209)	—	(2,970,209)
Restricted share, time-based LTIP Unit grants and vested restricted stock units, net of forfeitures	235,266	3,200	238,466
Outstanding at June 30, 2018	121,482,673	45,720	121,528,393
Noncontrolling ownership interest in the Operating Trust			0.04%

The carrying value of the Noncontrolling interest is allocated based on the number of OP Units and LTIP Units in proportion to the number of OP Units and LTIP Units plus the number of common shares. We adjust the noncontrolling interest balance at the end of each period to reflect the noncontrolling partners’ interest in the net assets of the Operating Trust. Net income is allocated to the Noncontrolling interest in the Operating Trust based on the weighted average ownership percentage during the period. Equity Commonwealth’s weighted average ownership interest in the Operating Trust was 99.96% and 99.97% for the three and six months ended June 30, 2018, respectively.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8.  Cumulative Other Comprehensive Loss

The following table presents the amounts recognized in cumulative other comprehensive loss for the three and six months ended June 30, 2018 (in thousands):

	Unrealized Loss on Derivative Instruments	Unrealized Loss on Marketable Securities	Total
Balance as of April 1, 2018	$(339)	$(1,767)	$(2,106)

Other comprehensive income before reclassifications	17	298	315
Amounts reclassified from cumulative other comprehensive loss to net income (loss)	322	—	322
Net current period other comprehensive income	339	298	637

Balance as of June 30, 2018	$—	$(1,469)	$(1,469)

	Unrealized Loss on Derivative Instruments	Unrealized Gain (Loss) on Marketable Securities	Total
Balance as of January 1, 2018	$(456)	$361	$(95)

Amounts reclassified from cumulative other comprehensive loss to cumulative net income pursuant to a change in accounting principle	—	(1,902)	(1,902)

Other comprehensive income before reclassifications	84	72	156
Amounts reclassified from cumulative other comprehensive loss to net income (loss)	372	—	372
Net current period other comprehensive income	456	72	528

Balance as of June 30, 2018	$—	$(1,469)	$(1,469)

The following table presents reclassifications out of cumulative other comprehensive loss for the three and six months ended June 30, 2018 (in thousands):

	Amounts Reclassified from Cumulative Other Comprehensive Loss to Net Income (Loss)
Details about Cumulative Other Comprehensive Loss Components	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Affected Line Items in the Statement of Operations
Interest rate cap contract	$29	$79	Interest expense
Interest rate cap contract	293	293	Interest and other income, net
	$322	$372

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

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our provision for income taxes consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Current:
State and local	$456	$(45)	$(2,551)	$(215)
Federal	—	—	—	(5)
Income tax benefit (expense)	456	(45)	$(2,551)	$(220)

The tax expense recorded in the current period is the result of the taxable gains from sales of properties during the six months ended June 30, 2018.

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

On May 8, 2018, we terminated an interest rate cap that had a LIBOR strike price of 2.50%, a notional amount of $400.0 million and a maturity date of March 1, 2019. We recognized $0.3 million of expense in interest and other income, net on the condensed consolidated statement of operations for the three and six months ended June 30, 2018 related to the early termination of the interest rate cap agreement. As of June 30, 2018, we do not have any outstanding interest rate derivatives designated as cash flow hedges of interest rate risk.

The table below presents the fair value of derivative financial instruments as well as classification on the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 (amounts in thousands):

		Fair Value as of
Interest Rate Derivative Designated as Hedging Instrument	Balance Sheet Location	June 30, 2018	December 31, 2017
Interest rate cap	Other assets	$—	$17

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amount of gain (loss) recognized in cumulative other comprehensive loss (effective portion)	$17	$(114)	$84	$(268)
Amount of loss reclassified from cumulative other comprehensive loss into interest expense (effective portion)	29	6	79	7
Amount of loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	293	—	293	—

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

Recipients of the Company’s restricted stock units (RSUs) are entitled to receive dividends with respect to the common shares underlying the RSUs if and when the RSUs are earned, at which time the recipient will be entitled to receive an amount in cash equal to the aggregate amount of cash dividends that would have been paid in respect of the common shares underlying the recipient’s earned RSUs had such common shares been issued to the recipient on the first day of the performance period. To the extent that an award does not vest, the dividends related to unvested RSUs will be forfeited. The RSUs are market-based awards with a service condition and recipients may earn RSUs based on the Company’s total shareholder return (TSR) relative to the TSRs of the companies that comprise the NAREIT Office Index over a three-year performance period. Following the end of the three-year performance period, the number of earned awards will be determined. The earned awards vest in two tranches with 50% of the earned award vesting following the end of the performance period on the date the Compensation Committee of our Board of Trustees (the Committee) determines the level of achievement of the performance metric and the remaining 50% of the earned award vesting approximately one year thereafter, subject to the grant recipient’s continued employment. Compensation expense for the RSUs is determined using a Monte Carlo simulation model and is recognized ratably from the grant date to the vesting date of each tranche.

LTIP Units are a class of beneficial interests in the Operating Trust that may be issued to employees, officers or trustees of the Operating Trust, the Company or their subsidiaries (LTIP Units). Time-based LTIP Units have the same general characteristics as restricted shares and market-based LTIP Units have the same general characteristics as RSUs. Each LTIP Unit will convert automatically into an OP Unit on a one-for-one basis when the LTIP Unit becomes vested and its capital account is equalized with the per-unit capital account of the OP Units. Holders of LTIP Units generally will be entitled to receive the same per-unit distributions as the other outstanding OP Units in the Operating Trust, except that market-based LTIP Units will not participate in distributions until expiration of the applicable performance period, at which time any earned market-based LTIP Units generally will become entitled to receive a catch-up distribution for the periods prior to such time.
2018 Equity Award Activity

On June 20, 2018, in accordance with the Company’s compensation plan for independent Trustees, the Committee awarded each of the nine independent Trustees $0.1 million in restricted shares or time-based LTIP Units as part of their compensation for the 2018-2019 year of service on the Board of Trustees. These awards equated to 3,200 shares or time-based LTIP Units per Trustee, for a total of 25,600 shares and 3,200 time-based LTIP Units, valued at $31.25 per share and unit, the closing price of our common shares on the New York Stock Exchange (NYSE) on that day. These shares and time-based LTIP Units vest one year after the date of the award.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On January 29, 2018, the Committee approved a grant of 125,409 restricted shares and 254,615 RSUs at target (634,628 RSUs at maximum) to the Company’s officers, certain employees and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2017. The restricted shares granted on January 29, 2018 were valued at $29.78 per share, the closing price of our common shares on the NYSE on that day. The assumptions and fair value for the RSUs granted during the six months ended June 30, 2018 are included in the following table on a per share basis.

2018
Fair value of RSUs granted	$37.13
Expected term (years)	4
Expected volatility	—
Expected dividend yield	1.68%
Risk-free rate	2.26%

2017 Equity Award Activity

On June 20, 2017, in accordance with the Company’s compensation plan for independent Trustees, the Committee awarded each of the nine independent Trustees $0.1 million in restricted shares or time-based LTIP Units as part of their compensation for the 2017-2018 year of service on the Board of Trustees. These awards equated to 3,156 shares or time-based LTIP Units per Trustee, for a total of 25,248 shares and 3,156 time-based LTIP Units, valued at $31.69 per share and unit, the closing price of our common shares on the NYSE on that day. These shares and time-based LTIP Units vested on June 20, 2018.
On January 24, 2017, the Committee approved a grant of 39,364 time-based LTIP Units, 79,924 market-based LTIP Units at target (199,211 market-based LTIP Units at maximum), 76,424 restricted shares and 155,168 RSUs at target (386,756 RSUs at maximum) to the Company’s officers, certain employees and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2016. The restricted shares and time-based LTIP Units were valued at $31.47 per share and unit, the closing price of our common shares on the NYSE on the grant date. The RSUs and market-based LTIP Units were valued at $39.81 per share and unit, their fair value on the grant date.

Outstanding Equity Awards
As of June 30, 2018, the estimated future compensation expense for all unvested restricted shares and time-based LTIP Units was $9.7 million. Compensation expense for the restricted share and time-based LTIP Unit awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares and time-based LTIP units is approximately 2.2 years.
As of June 30, 2018, the estimated future compensation expense for all unvested RSUs and market-based LTIP Units was $18.1 million. The weighted average period over which the future compensation expense will be recorded for the RSUs and market-based LTIP Units is approximately 2.3 years.
During the three months ended June 30, 2018 and 2017, we recorded $5.1 million and $5.5 million, respectively, and during the six months ended June 30, 2018 and 2017, we recorded $10.5 million and $10.7 million respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our trustees and employees related to our equity compensation plans. The $10.5 million of compensation expense recorded during the six months ended June 30, 2018 includes $0.4 million of accelerated vesting due to a staffing reduction. Forfeitures are recognized as they occur. At June 30, 2018, 839,470 shares/units remain available for issuance under the Equity Commonwealth 2015 Omnibus Incentive Plan, as amended.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12.  Fair Value of Assets and Liabilities

The table below presents assets measured at fair value during 2018, categorized by the level of inputs used in the valuation of the assets (dollars in thousands):

		Fair Value at June 30, 2018 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements:
Marketable securities	$248,275	$248,275	$—	$—

Properties Held and Used

As part of our office repositioning strategy adopted by our Board of Trustees, and pursuant to our accounting policy, in 2018, we evaluated the recoverability of the carrying values of each of the real estate assets that comprised our portfolio and determined that due to the shortening of the expected periods of ownership as a result of the office repositioning strategy and current estimates of market value less estimated costs to sell, it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio to their estimated fair values. We anticipate the potential disposition of certain properties prior to the end of their remaining useful lives. As a result, in the first quarter of 2018, we recorded an impairment charge related to 777 East Eisenhower Parkway and 97 Newberry Road of $12.1 million in accordance with our impairment analysis procedures. We determined this impairment based on independent third party broker information, which are level 3 inputs according to the fair value hierarchy established in ASC 820. We reduced the aggregate carrying value of these properties from $41.8 million to their estimated fair value less estimated costs to sell of $29.7 million. We evaluated each of our properties and determined there were no additional valuation adjustments necessary at June 30, 2018.

Financial Instruments

In addition to the assets described in the above table, our financial instruments include our cash and cash equivalents, real estate mortgage receivable, restricted cash, marketable securities, senior unsecured debt and mortgage notes payable.  At June 30, 2018 and December 31, 2017, the fair value of these additional financial instruments were not materially different from their carrying values, except as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior unsecured debt and mortgage notes payable	$281,414	$290,638	$856,940	$874,280

The fair values of our senior notes are based on quoted market prices (level 2 inputs) and the fair values of our mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads (level 3 inputs).

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, as of June 30, 2018, no single tenant of ours is responsible for more than 6.5% of our total annualized rents, other than one tenant that is responsible for 12.5% of our total annualized rents.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator for earnings per common share - basic:
Net income (loss)	$37,047	$(5,811)	$224,709	$18,011
Net (income) loss attributable to noncontrolling interest	(14)	2	(77)	(6)
Preferred distributions	(1,997)	(1,997)	(3,994)	(3,994)
Numerator for net income (loss) per share - basic	$35,036	$(7,806)	$220,638	$14,011

Numerator for earnings per common share - diluted:
Net income (loss)	$37,047	$(5,811)	$224,709	$18,011
Net income attributable to noncontrolling interests	(14)	—	(77)	—
Preferred distributions	(1,997)	(1,997)	—	(3,994)
Numerator for net income (loss) per share - diluted	$35,036	$(7,808)	$224,632	$14,017

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic(1)	121,822	124,067	122,839	124,057
RSUs(2)	762	—	746	1,043
LTIP Units(3)	65	—	79	103
Series D preferred shares; 6 1/2% cumulative convertible(4)	—	—	2,363	—
Weighted average number of common shares outstanding - diluted	122,649	124,067	126,027	125,203

Net income (loss) per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.29	$(0.06)	$1.80	$0.11
Diluted	$0.29	$(0.06)	$1.78	$0.11

Anti-dilutive securities:
Effect of Series D preferred shares; 6 1/2% cumulative convertible(4)	2,363	2,363	—	2,363
Effect of RSUs(2)	—	1,063	—	—
Effect of LTIP Units	42	126	42	—
Effect of OP Units(5)	1	—	1	—

(1)
The three months ended June 30, 2018 and 2017, includes 362 and 0 weighted-average, unvested, measured RSUs, respectively, and the six months ended June 30, 2018 and 2017, includes 335 and 0 weighted-average, unvested, measured RSUs, respectively.

(2)	Represents weighted-average number of common shares that would have been issued if the quarter-end was the measurement date for RSUs.

(3)	Represents the weighted-average dilutive shares issuable from LTIP Units if the quarter-end was the measurement date for the periods shown.

(4)
The Series D preferred shares are excluded from the diluted earnings per share calculation for the three months ended June 30, 2018 and 2017 and the six months ended June 30, 2017 because including the Series D preferred shares would also require that the preferred distributions be added back to net income, resulting in anti-dilution.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)	Beneficial interests in the Operating Trust.
Note 14.  Segment Information

Our primary business is the ownership and operation of office properties, and we currently have one reportable segment.  More than 90% of our revenues for the six months ended June 30, 2018 were from office properties.

Note 15.  Related Person Transactions

The following discussion includes a description of our related person transactions for the six months ended June 30, 2018 and 2017.

Two North Riverside Plaza Joint Venture Limited Partnership: We have a lease with Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman, to occupy office space on the twentieth and twenty-first floors of Two North Riverside Plaza in Chicago, Illinois (20th/21st Floor Office Lease). The initial term of the lease is approximately five years, with one 5-year renewal option. We completed improvements to the office space utilizing the $0.7 million tenant improvement allowance pursuant to the lease. In connection with the 20th/21st Floor Office Lease, we also have a lease with Two North Riverside Plaza Joint Venture Limited Partnership for storage space in the basement of Two North Riverside Plaza. The lease expires December 31, 2020; however, each party has the right to terminate on 30 days' prior written notice. During the three months ended June 30, 2018 and 2017, we recognized expense of $0.2 million and $0.2 million, respectively, and during the six months ended June 30, 2018 and 2017, we recognized expense of $0.4 million and $0.4 million, respectively, pursuant to the 20th/21st Floor Office Lease and the related storage space.

Note 16.  Subsequent Events

On July 12, 2018, we announced that our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on August 15, 2018 to shareholders of record on July 30, 2018 (see Note 6).

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

OVERVIEW

We are an internally managed and self-advised REIT primarily engaged in the ownership and operation of office buildings in the United States. We were formed in 1986 under Maryland law. On November 10, 2016, we converted to what is commonly referred to as an umbrella partnership real estate investment trust, or UPREIT, structure. Substantially all of the Company’s assets and liabilities are now held in an Operating Trust through which the Company conducts its business.

At June 30, 2018, our portfolio consisted of 13 properties (22 buildings), with a combined 6.3 million square feet for a total undepreciated book value of $1.3 billion at cost and a depreciated book value of $0.9 billion.

As of June 30, 2018, our overall portfolio was 89.8% leased. During the three months ended June 30, 2018, we entered into leases, excluding leasing activity for assets during the quarter in which the asset was sold or classified as held for sale for 292,000 square feet, including lease renewals for 103,000 square feet and new leases for 189,000 square feet.  Renewal leases entered into during the three months ended June 30, 2018 had weighted average cash and GAAP rental rates that were approximately 12.0% higher and 20.2% higher, respectively, compared to prior rental rates for the same space, and new leases entered into during the three months ended June 30, 2018 had weighted average cash and GAAP rental rates that were approximately 9.6% higher and 25.5% higher, respectively, than prior rental rates for the same space.  The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatements, the magnitude and timing of contractual rent increases over the lease term, and the years of term for the newly executed leases compared to the prior leases.

During the six months ended June 30, 2018, we sold four properties (five buildings) with a combined 3.2 million square feet for an aggregate gross sales price of $853.7 million, excluding closing credits and closing costs. We have generated significant proceeds from our dispositions to date and have cash and cash equivalents and marketable securities of $2.8 billion as of June 30, 2018. For more information regarding these transactions, see Note 3 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report. As we have sold assets, our income from operations has also declined.

The taxable gain from sales of properties during the six months ended June 30, 2018 resulted in the state income tax provision shown in the financial statements. Although we did not make a distribution to common shareholders in 2017 or the first two quarters of 2018, we expect to make a distribution for 2018.

We have engaged CBRE, Inc. (CBRE) to provide property management services for our properties. We pay CBRE a property-by-property management fee and may engage CBRE from time-to-time to perform project management services, such as coordinating and overseeing the completion of tenant improvements and other capital projects at the properties. We reimburse CBRE for certain expenses incurred in the performance of its duties, including certain personnel and equipment costs. For the three months ended June 30, 2018 and 2017, we incurred expenses of $2.2 million and $4.9 million, respectively, and for the six months ended June 30, 2018 and 2017, we incurred expenses of $5.2 million and $10.1 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a portion of the properties' revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of June 30, 2018 and December 31, 2017, we had amounts payable pursuant to these services of $1.0 million and $1.8 million, respectively.

We continue to execute our office repositioning strategy to own and acquire at a discount to replacement cost high-quality, multi-tenant office assets in markets and sub-markets with favorable long-term supply and demand fundamentals. We expect our efforts to continue to be primarily focused on larger buildings in central business districts and major urban areas that offer an attractive quality of life, including opportunities for tenants to live and play in close proximity to where they work, with a preference for markets that have above average limitations on new supply. We currently target our efforts towards acquiring portfolios of properties or pursuing other large acquisitions as opposed to purchasing individual properties, although we may acquire individual properties if opportunities to do so are consistent with our strategy.

In executing this strategy, we may sell additional properties, depending on market conditions. With the progress we have had executing dispositions, and the strength and liquidity of our balance sheet, we are in a position to increasingly shift our focus to capital allocation. We intend to use this capital to purchase new properties, repay debt, buy back common shares or make other investments or distributions that further our long-term strategic goals.

We may be unable to identify suitable opportunities. If we do not redeploy capital, we will strive to achieve a sale or liquidation of the Company in a manner that optimizes shareholder value. We are unable to predict if or when we will make a determination to sell or liquidate the Company.

As part of the office repositioning strategy noted above, and pursuant to our accounting policy, in 2018, we evaluated the recoverability of the carrying values of each of the real estate assets that comprised our portfolio and determined that due to the shortening of the expected periods of ownership as a result of our office repositioning strategy and current estimates of market value less estimated costs to sell, it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio to their estimated fair values. We anticipate the potential disposition of certain properties prior to the end of their remaining useful lives. As a result, in the first quarter of 2018, we recorded an impairment charge related to 777 East Eisenhower Parkway and 97 Newberry Road of $12.1 million in accordance with our impairment analysis procedures.

Property Operations

Leased occupancy data for 2018 and 2017 are as follows (square feet in thousands):

	All Properties(1)		Comparable Properties(2)
	As of June 30,		As of June 30,
	2018	2017	2018	2017
Total properties	13	21	13	13
Total square feet	6,341	11,651	6,341	6,324
Percent leased(3)	89.8%	88.4%	89.8%	87.5%

(1)	Excludes properties sold or classified as held for sale in the period.

(2)	Based on properties owned continuously from January 1, 2017 through June 30, 2018, and excludes properties sold during the period.

(3)	Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

The weighted average lease term based on square feet for leases entered into during the three months ended June 30, 2018 was 9.4 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for leases entered into during the three months ended June 30, 2018 totaled $17.4 million, or $59.54 per square foot on average (approximately $6.36 per square foot per year of the lease term).

As of June 30, 2018, approximately 1.7% of our leased square feet and 2.2% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2018.  Renewed and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring for the remainder of 2018, that have not been backfilled, are slightly below market. Lease expirations by year, as of June 30, 2018, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring	Leased Square Feet Expiring(1)	% of Leased Square Feet Expiring(1)	Cumulative % of Leased Square Feet Expiring(1)	Annualized Rental Revenue Expiring(2)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2018	18	99	1.7%	1.7%	$3,646	2.2%	2.2%
2019	50	564	9.9%	11.6%	21,196	12.5%	14.7%
2020	37	876	15.4%	27.0%	31,454	18.6%	33.3%
2021	37	268	4.7%	31.7%	8,451	5.0%	38.3%
2022	32	406	7.1%	38.8%	13,758	8.1%	46.4%
2023	35	440	7.7%	46.5%	16,618	9.8%	56.2%
2024	15	268	4.7%	51.2%	8,203	4.8%	61.0%
2025	13	209	3.7%	54.9%	8,271	4.9%	65.9%
2026	9	139	2.4%	57.3%	5,039	3.0%	68.9%
2027	11	198	3.5%	60.8%	7,502	4.4%	73.3%
Thereafter	35	2,227	39.2%	100.0%	45,223	26.7%	100.0%
	292	5,694	100.0%		$169,361	100.0%

Weighted average remaining lease term (in years):		7.1			6.0

(1)
Square footage as of June 30, 2018 includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants. The year expiring corresponds to the latest-expiring signed lease for a given suite. Thus, backfilled suites expire in the year stipulated by the new lease.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of June 30, 2018, plus estimated recurring expense reimbursements; includes triple net lease rents and excludes lease value amortization, straight line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates. Excludes the annualized rental revenue of space that is leased but not commenced.

A principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of June 30, 2018, tenants representing 1.5% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant		Square Feet(1)	% of Total Square Feet(1)	% of Annualized Rental Revenue(2)	Weighted Average Remaining Lease Term
1.	Expedia, Inc.	427	7.5%	12.5%	1.5
2.	Flex Ltd.	1,051	18.5%	6.5%	11.5
3.	Ballard Spahr LLP	219	3.8%	5.0%	11.6
4.	Georgetown University(3)	240	4.2%	4.0%	1.3
5.	Beth Israel Deaconess Medical Center, Inc.	117	2.1%	2.2%	5.0
6.	Dana-Farber Cancer Institute, Inc.	77	1.4%	2.1%	6.5
7.	Alcan Corporation	71	1.2%	1.8%	4.8
8.	BT Americas, Inc.	59	1.0%	1.7%	1.1
9.	Equinor Energy Services, Inc.(4)	89	1.6%	1.7%	5.0
10.	KPMG, LLP	66	1.2%	1.5%	4.6
	Total	2,416	42.5%	39.0%	7.4

(1)
Square footage as of June 30, 2018 includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of June 30, 2018, plus estimated recurring expense reimbursements; includes triple net lease rents and excludes lease value amortization, straight line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

(3)
Georgetown University's leased space includes 111,600 square feet that are sublet to another tenant. During the fourth quarter of 2017, the other tenant committed to lease this space through September 30, 2037.

(4)	Formerly known as Statoil Oil & Gas LP.

Financing Activities

On May 4, 2018, we redeemed at par the total $400.0 million outstanding under our 5-year and 7-year term loans and recognized a loss on early extinguishment of debt of $1.5 million from the write off of unamortized deferred financing fees.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018, Compared to Three Months Ended June 30, 2017

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Three Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	2018	2017	$ Change	% Change
	(dollars in thousands)
Rental income	$33,847	$32,239	$1,608	5.0%	$1,364	$42,113	$35,211	$74,352	$(39,141)	(52.6)%
Tenant reimbursements and other income	12,636	11,645	991	8.5%	789	5,602	13,425	17,247	(3,822)	(22.2)%
Operating expenses	(18,770)	(16,866)	(1,904)	11.3%	(751)	(20,418)	(19,521)	(37,284)	17,763	(47.6)%
Net operating income(3)	$27,713	$27,018	$695	2.6%	$1,402	$27,297	29,115	54,315	(25,200)	(46.4)%
Other expenses:
Depreciation and amortization							13,021	23,922	(10,901)	(45.6)%
General and administrative							11,222	11,960	(738)	(6.2)%
Loss on asset impairment							—	18,428	(18,428)	(100.0)%
Total other expenses							24,243	54,310	(30,067)	(55.4)%
Operating income							4,872	5	4,867	97,340.0%
Interest and other income, net							12,668	6,019	6,649	110.5%
Interest expense							(6,350)	(14,863)	8,513	(57.3)%
Loss on early extinguishment of debt							(1,536)	(63)	(1,473)	2,338.1%
Gain on sale of properties, net							26,937	3,136	23,801	759.0%
Income (loss) before income taxes							36,591	(5,766)	42,357	(734.6)%
Income tax benefit (expense)							456	(45)	501	(1,113.3)%
Net income (loss)							37,047	(5,811)	42,858	(737.5)%
Net (income) loss attributable to noncontrolling interest							(14)	2	(16)	(800.0)%
Net income (loss) attributable to Equity Commonwealth							37,033	(5,809)	42,842	(737.5)%
Preferred distributions							(1,997)	(1,997)	—	—%
Net income (loss) attributable to Equity Commonwealth common shareholders							$35,036	$(7,806)	$42,842	(548.8)%

(1)	Comparable properties consist of 13 properties (22 buildings) we owned continuously from April 1, 2017 to June 30, 2018.

(2)	Other properties consist of properties sold or classified as held for sale as of the end of the period.

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

Rental income. Rental income decreased $39.1 million, or 52.6%, in the 2018 period, compared to the 2017 period, primarily due to the properties sold in 2018 and 2017. Rental income increased $1.6 million, or 5.0%, at the comparable properties primarily due to an increase in commenced occupancy.

Rental income includes straight line rent adjustments totaling $1.0 million in the 2018 period and $4.5 million in the 2017 period, and net reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $(18,000) in the 2018 period and $0.5 million in the 2017 period. Rental income also includes the recognition of lease termination fees totaling $1.6 million in the 2018 period and $0.8 million in the 2017 period.

Tenant reimbursements and other income. Tenant reimbursements and other income decreased $3.8 million, or 22.2%, in the 2018 period, compared to the 2017 period, primarily due to the properties sold in 2018 and 2017. Tenant reimbursements and other income increased $1.0 million, or 8.5%, at the comparable properties primarily due to an increase in escalations resulting from an increase in commenced occupancy and an increase in real estate tax expense.

Operating expenses. Operating expenses decreased $17.8 million, or 47.6%, in the 2018 period, compared to the 2017 period, primarily due to the properties sold in 2018 and 2017. Operating expenses increased $1.9 million, or 11.3%, at the comparable properties primarily due to an increase in real estate tax expense and an increase in maintenance and repair expenses.

Depreciation and amortization. Depreciation and amortization decreased $10.9 million, or 45.6%, in the 2018 period, compared to the 2017 period primarily due to properties sold in 2018 and 2017.

General and administrative. General and administrative expenses decreased $0.7 million, or 6.2%, in the 2018 period, compared to the 2017 period, primarily due to a $0.4 million decrease in payroll expenses as a result of a staffing reduction and a $0.4 million decrease in share-based compensation expense.

Loss on asset impairment. We did not record any impairment charges in the 2018 period. In the 2017 period, we recorded impairment charges of $18.4 million related to a portfolio of five properties sold in July 2017 based upon the shortening of our expected period of ownership and updated market information in accordance with our impairment analysis procedures.

Operating income. Operating income increased $4.9 million in the 2018 period, compared to the 2017 period, primarily due to a decrease in the loss on asset impairment, partially offset by the properties sold in 2018 and 2017.

Interest and other income, net. Interest and other income, net increased $6.6 million, or 110.5% in the 2018 period, compared to the 2017 period, primarily due to additional interest received on higher invested balances and higher average interest rates in 2018.

Interest expense. Interest expense decreased $8.5 million, or 57.3%, in the 2018 period, compared to the 2017 period, primarily due to the prepayment of all $250.0 million of our 6.65% senior unsecured notes in July 2017, the prepayment of all $175.0 million of our 5.75% senior unsecured notes in March 2018 and the redemption at par of the total $400.0 million outstanding under our 5-year and 7-year term loans in May 2018.

Loss on early extinguishment of debt. The loss on early extinguishment of debt of $1.5 million in the 2018 period reflects the write off of unamortized deferred financing fees related to our redemption at par of the total $400.0 million outstanding under our 5-year and 7-year term loans. The loss on early extinguishment of debt of $0.1 million in the 2017 period reflects prepayment fees and the write off of unamortized deferred financing fees, net of the write off of an unamortized premium related to our repayment at par of $41.3 million of mortgage debt at Parkshore Plaza.

Gain on sale of properties, net. Gain on sale of properties, net increased $23.8 million in the 2018 period, as compared to the 2017 period. Gain on sale of properties, net in the 2018 period primarily relates to the following (dollars in thousands):

Asset	Gain on Sale
1601 Dry Creek Drive	$26,992

Gain on sale of properties, net in the 2017 period relates to the following (dollars in thousands):

Asset	Gain (Loss) on Sale
Parkshore Plaza	$(2,460)
25 S. Charles Street	(3,483)
802 Delaware Avenue	9,079
$3,136

Income tax benefit (expense). In the 2018 period we recorded income tax benefit of $0.5 million and in the 2017 period we recorded income tax expense of $45,000. The change in income taxes is primarily due to the adjustment of state and local apportionment factors based on the sales of properties.

Net (income) loss attributable to noncontrolling interest. In 2018 and 2017, we granted LTIP Units to certain of our trustees and employees. The net income attributable to noncontrolling interest of $14,000 in the 2018 period and the net loss attributable to noncontrolling interest of $2,000 in the 2017 period relates to the allocation of net income or loss to the LTIP Unit holders.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2018, Compared to Six Months Ended June 30, 2017

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	2018	2017	$ Change	% Change
	(dollars in thousands)
Rental income	$66,248	$64,213	$2,035	3.2%	$12,512	$90,344	$78,760	$154,557	$(75,797)	(49.0)%
Tenant reimbursements and other income	24,385	23,904	481	2.0%	4,079	12,689	28,464	36,593	(8,129)	(22.2)%
Operating expenses	(36,864)	(34,490)	(2,374)	6.9%	(7,256)	(43,881)	(44,120)	(78,371)	34,251	(43.7)%
Net operating income(3)	$53,769	$53,627	$142	0.3%	$9,335	$59,152	63,104	112,779	(49,675)	(44.0)%
Other expenses:
Depreciation and amortization							26,924	50,837	(23,913)	(47.0)%
General and administrative							24,561	24,038	523	2.2%
Loss on asset impairment							12,087	19,714	(7,627)	(38.7)%
Total other expenses							63,572	94,589	(31,017)	(32.8)%
Operating (loss) income							(468)	18,190	(18,658)	(102.6)%
Interest and other income, net							18,448	10,391	8,057	77.5%
Interest expense							(16,465)	(29,877)	13,412	(44.9)%
Loss on early extinguishment of debt							(6,403)	(63)	(6,340)	10,063.5%
Gain on sale of properties, net							232,148	19,590	212,558	1,085.0%
Income before income taxes							227,260	18,231	209,029	1,146.6%
Income tax expense							(2,551)	(220)	(2,331)	1,059.5%
Net income							224,709	18,011	206,698	1,147.6%
Net income attributable to noncontrolling interests							(77)	(6)	(71)	1,183.3%
Net income attributable to Equity Commonwealth							224,632	18,005	206,627	1,147.6%
Preferred distributions							(3,994)	(3,994)	—	—%
Net income attributable to Equity Commonwealth common shareholders							$220,638	$14,011	$206,627	1,474.7%

(1)	Comparable properties consist of 13 properties (22 buildings) we owned continuously from January 1, 2017 to June 30, 2018.

(2)	Other properties consist of properties sold or classified as held for sale as of the end of the period.

(3)	See Note 3 on page 24 for further information regarding NOI.

Rental income. Rental income decreased $75.8 million, or 49.0%, in the 2018 period, compared to the 2017 period, primarily due to the properties sold in 2018 and 2017. Rental income at the comparable properties increased $2.0 million, or 3.2%, primarily due to an increase in commenced occupancy.

Rental income includes increases for straight line rent adjustments totaling $2.6 million in the 2018 period and $8.9 million in the 2017 period, and net reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $0.1 million in the 2018 period and $1.1 million in the 2017 period. Rental income also includes the recognition of lease termination fees totaling $2.5 million in the 2018 period and $2.5 million in the 2017 period.

Tenant reimbursements and other income. Tenant reimbursements and other income decreased $8.1 million, or 22.2%, in the 2018 period, compared to the 2017 period, primarily due to the properties sold in 2018 and 2017. Tenant reimbursements and other income increased $0.5 million, or 2.0%, at our comparable properties primarily due to an increase in escalations resulting from an increase in commenced occupancy and an increase in real estate tax expense, partially offset by a decrease in utility expense.

Operating expenses. Operating expenses decreased $34.3 million, or 43.7%, in the 2018 period, compared to the 2017 period, primarily due to the properties sold in 2018 and 2017. Operating expenses increased $2.4 million, or 6.9%, at the comparable properties primarily due to an increase in real estate tax expense.

Depreciation and amortization. Depreciation and amortization decreased $23.9 million, or 47.0%, in the 2018 period, compared to the 2017 period, primarily due to the properties sold in 2018 and 2017.

General and administrative. General and administrative expenses increased $0.5 million, or 2.2%, in the 2018 period, compared to the 2017 period, primarily due to $1.7 million of compensation expenses in the 2018 period relating to a staffing reduction, partially offset by a $0.6 million decrease in share-based compensation expense and a $0.5 million decrease in payroll expenses as a result of the staffing reduction.

Loss on asset impairment. We recorded impairment charges of $12.1 million in the 2018 period related to 777 East Eisenhower Parkway and 97 Newberry Road and $19.7 million in the 2017 period related to 25 S. Charles Street and a portfolio of five properties sold in July 2017, based upon the shortening of our expected period of ownership and updated market information in accordance with our impairment analysis procedures.

Operating (loss) income. Operating income decreased $18.7 million, or 102.6%, in the 2018 period, compared to the 2017 period, primarily due to the properties sold in 2018 and 2017, partially offset by a decrease in the loss on asset impairment.

Interest and other income, net. Interest and other income, net increased $8.1 million in the 2018 period, compared to the 2017 period, primarily due to additional interest received on higher invested balances and higher average interest rates in 2018, partially offset by a $5.0 million loss on the sale of marketable securities.

Interest expense. Interest expense decreased $13.4 million, or 44.9%, in the 2018 period, compared to the 2017 period, primarily due to the repayment of the $41.3 million mortgage debt at Parkshore Plaza in April 2017, the prepayment of all $250.0 million of our 6.65% senior unsecured notes in July 2017, the prepayment of all $175.0 million of our 5.75% senior unsecured notes in March 2018 and the redemption at par of the total $400.0 million outstanding under our 5-year and 7-year term loans in May 2018.

Loss on early extinguishment of debt. The loss on early extinguishment of debt of $6.4 million in the 2018 period reflects the write off of unamortized deferred financing fees related to our redemption at par of the total $400.0 million outstanding under our 5-year and 7-year term loans and the write off of unamortized deferred financing fees related to our repayment at par of our 5.75% senior unsecured notes due 2042. The loss on early extinguishment of debt of $0.1 million in the 2017 period reflects prepayment fees and the write off of unamortized deferred financing fees, net of the write off of an unamortized premium related to our repayment at par of $41.3 million of mortgage debt at Parkshore Plaza.

Gain on sale of properties, net. Gain on sale of properties, net increased $212.6 million in the 2018 period, compared to the 2017 period. Gain on sale of properties, net in the 2018 period primarily relates to the following (dollars in thousands):

Asset	Gain on Sale
1600 Market Street	$54,599
600 West Chicago Avenue	107,830
5073, 5075, & 5085 S. Syracuse Street	42,762
1601 Dry Creek Drive	26,992
$232,183

Gain on sale of properties, net in the 2017 period relates to the following (dollars in thousands):

Asset	Gain (Loss) on Sale
111 Market Place	$(5,968)
Cabot Business Park Land	(57)
Seton Center	22,479
Parkshore Plaza	(2,460)
25 S. Charles Street	(3,483)
802 Delaware Avenue	9,079
$19,590

Income tax expense. Income tax expense increased $2.3 million in the 2018 period, compared to the 2017 period, primarily due to the state and local taxes incurred upon the sale of properties.

Net income attributable to noncontrolling interest. In 2018 and 2017, we granted LTIP Units to certain of our trustees and employees. The net income attributable to noncontrolling interest of $77,000 in the 2018 period and $6,000 in the 2017 period relates to the allocation of net income to the LTIP Unit holders.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As of June 30, 2018, we had $2.8 billion of cash and cash equivalents and marketable securities.  We expect to use our cash balances and marketable securities, cash flow from our operations and proceeds of any future property sales to fund our operations, repay debt, make distributions, repurchase our common shares, acquire assets or entities, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

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

Cash flows provided by (used in) operating, investing and financing activities were $23.9 million, $800.5 million and $(669.4) million, respectively, for the six months ended June 30, 2018, and $44.2 million, $(124.9) million and $(46.3) million, respectively, for the six months ended June 30, 2017.  Changes in these three categories of our cash flows between 2018 and 2017 are primarily related to a decrease in property net operating income, dispositions of properties, purchase of marketable securities, proceeds from sales of marketable securities, repayments of debt and repurchase of our common shares.

Our Investment and Financing Liquidity and Resources

In order to maintain financial flexibility, to fund potential acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions and investments or pay operating or capital expenses, we maintain an unsecured revolving credit facility with a group of institutional lenders. Our credit agreement provides us with a $750.0 million unsecured revolving credit facility. The revolving credit facility has a scheduled maturity date of January 28, 2019, which maturity date may be extended for up to two additional periods of six months at our option subject to satisfaction of certain conditions and the payment of an extension fee of 7.5 basis points of the aggregate amount available under the revolving credit facility. On May 4, 2018, we redeemed at par the total $400.0 million outstanding under our 5-year and 7-year term loans.

Borrowings under our revolving credit facility currently bear interest at LIBOR plus a spread, which was 105 basis points as of June 30, 2018.  We also pay a facility fee of 20 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Both the interest rate spread and the facility fee are subject to adjustment based upon changes to our credit ratings.  We are allowed to borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  As of June 30, 2018, the interest rate payable on borrowings under our revolving credit facility was 3.14%.  As of June 30, 2018, we had no balance outstanding under our revolving credit facility.

On March 7, 2018, we redeemed at par all $175.0 million of our 5.75% senior unsecured notes due 2042.

During the six months ended June 30, 2018, we paid an aggregate of $4.0 million of distributions on our series D preferred shares.  On July 12, 2018, we announced that our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which is expected to be paid on August 15, 2018 to shareholders of record on July 30, 2018.

On March 15, 2017, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. In March 2018, this share repurchase authorization, of which $81.0 million was not utilized, expired. On March 14, 2018, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. During the six months ended June 30, 2018, we repurchased and retired 2,970,209 of our common shares, at a weighted average price of $29.67 per share, for a total investment of $88.1 million, of which $69.0 million was under the March 2017 authorization and $19.1 million was under the March 2018 authorization. The $130.9 million of remaining authorization available under our share repurchase program as of June 30, 2018 is scheduled to expire on March 14, 2019.

Our outstanding debt maturities and weighted average interest rates as of June 30, 2018, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
Year	Unsecured Fixed Rate Debt	Secured Fixed Rate Debt	Total(1)	Weighted Average Interest Rate(2)
2018	$—	$537	$537	5.7%
2019	—	1,126	1,126	5.7%
2020	250,000	1,189	251,189	5.9%
2021	—	25,463	25,463	5.7%
2022	—	663	663	5.7%
2023	—	702	702	5.7%
2024	—	743	743	5.7%
2025	—	787	787	5.7%
2026	—	204	204	5.7%
2027	—	—	—	—%
Thereafter	—	—	—	—%
	$250,000	$31,414	$281,414	5.9%

(1)	Total debt outstanding as of June 30, 2018, including net unamortized premiums and discounts and net unamortized deferred financing costs, was $280,012.

(2)	Weighted based on current contractual interest rates.

For further information about our indebtedness, see Note 5 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
When significant amounts are outstanding under our revolving credit facility, or as the maturity dates of our revolving credit facility and term debts approach, we intend to explore alternatives to repay amounts due. Such alternatives may include incurring additional debt and issuing new equity securities, extending the maturity of our revolving credit facility and entering into a new revolving credit facility. We have an effective shelf registration statement that allows us to issue certain types of public securities on an expedited basis, but it does not apply to debt securities nor does it assure that there will be buyers for any such securities.
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
During the six months ended June 30, 2018, we sold four properties (five buildings) with a combined 3.2 million square feet for an aggregate sales price of $853.7 million, excluding closing credits and closing costs. For more information regarding these transactions, see Note 3 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

During the three and six months ended June 30, 2018 and 2017, amounts capitalized at our properties, including properties sold or classified as held for sale, for tenant improvements, leasing costs and building improvements were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Tenant improvements(1)	$13,773	$10,309	$24,680	$19,736
Leasing costs(2)	4,909	4,978	7,751	9,595
Building improvements(3)	2,936	7,315	4,887	12,100

(1)	Tenant improvements include capital expenditures to improve tenants’ spaces.

(2)	Leasing costs primarily include brokerage commissions and legal expenses.

(3)
Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.

During the three months ended June 30, 2018, commitments made for expenditures in connection with leasing space at our properties, excluding leasing activity for assets during the quarter in which the asset was sold or classified as held for sale, were as follows (dollar and square foot measures in thousands):

	New Leases	Renewals	Total
Rentable square feet leased during the period	189	103	292
Tenant improvements and leasing commissions	$13,253	$4,127	$17,380
Tenant improvements and leasing commissions per rentable square foot	$70.12	$40.07	$59.54
Weighted average lease term by square foot (years)	11.6	5.2	9.4
Total tenant improvements and leasing commissions per rentable square foot per year	$6.03	$7.75	$6.36

Debt Covenants

Our unsecured debt obligations at June 30, 2018 were our publicly issued senior unsecured notes. Our public debt indenture and related supplements and our credit agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios.  At June 30, 2018, we believe we were in compliance with all covenants under both our indenture and related supplements, and under our credit agreement.  In addition to our unsecured debt obligations, we had $32.0 million (including net unamortized premiums and net unamortized deferred financing costs) of mortgage notes outstanding at June 30, 2018.

None of our indenture and related supplements, our credit agreement, or our mortgage notes contain provisions for acceleration or require us to provide collateral security which could be triggered by our debt ratings.  However, our senior debt rating is used to determine the interest rate and the fees payable under our credit agreement.

Off Balance Sheet Arrangements

As of June 30, 2018, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We had no swaps or hedges as of June 30, 2018.

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
The following table provides a reconciliation of net income to FFO attributable to Equity Commonwealth common shareholders and unitholders and a calculation to Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliation to FFO:
Net income (loss)	$37,047	$(5,811)	$224,709	$18,011
Real estate depreciation and amortization	12,717	23,619	26,320	50,235
Loss on asset impairment	—	18,428	12,087	19,714
Gain on sale of properties, net	(26,937)	(3,136)	(232,148)	(19,590)
FFO attributable to Equity Commonwealth	22,827	33,100	30,968	68,370
Preferred distributions	(1,997)	(1,997)	(3,994)	(3,994)
FFO attributable to Equity Commonwealth common shareholders and unitholders	$20,830	$31,103	$26,974	$64,376

Reconciliation to Normalized FFO:
FFO attributable to Equity Commonwealth common shareholders and unitholders	$20,830	$31,103	$26,974	$64,376
Lease value amortization	(18)	518	80	1,091
Straight line rent adjustments	(1,022)	(4,543)	(2,550)	(8,930)
Loss on early extinguishment of debt	1,536	63	6,403	63
Loss on sale of securities	—	—	4,987	—
Income taxes related to gains on property sales	(496)	—	2,473	—
Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders	$20,830	$27,141	$38,367	$56,600

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

A reconciliation of NOI to net income for the three and six months ended June 30, 2018 and 2017, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Rental income	$35,211	$74,352	$78,760	$154,557
Tenant reimbursements and other income	13,425	17,247	28,464	36,593
Operating expenses	(19,521)	(37,284)	(44,120)	(78,371)
NOI	$29,115	$54,315	$63,104	$112,779

NOI	$29,115	$54,315	$63,104	$112,779
Depreciation and amortization	(13,021)	(23,922)	(26,924)	(50,837)
General and administrative	(11,222)	(11,960)	(24,561)	(24,038)
Loss on asset impairment	—	(18,428)	(12,087)	(19,714)
Operating income (loss)	4,872	5	(468)	18,190

Interest and other income, net	12,668	6,019	18,448	10,391
Interest expense	(6,350)	(14,863)	(16,465)	(29,877)
Loss on early extinguishment of debt	(1,536)	(63)	(6,403)	(63)
Gain on sale of properties, net	26,937	3,136	232,148	19,590
Income (loss) from continuing operations before income taxes	36,591	(5,766)	227,260	18,231
Income tax benefit (expense)	456	(45)	(2,551)	(220)
Net income (loss)	$37,047	$(5,811)	$224,709	$18,011

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
President and Chief Executive Officer
	Dated:	July 31, 2018

By:	/s/ Adam S. Markman
Adam S. Markman
Executive Vice President, Chief Financial Officer and Treasurer
	Dated:	July 31, 2018