Form 10-Q
period 2018-09-30
Equity Commonwealth
filed 2018-10-25
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of October 19, 2018:  121,482,673.

EQUITY COMMONWEALTH

FORM 10-Q

September 30, 2018

EXPLANATORY NOTE

References in this Quarterly Report on Form 10-Q to the Company, EQC, we, us or our, refer to Equity Commonwealth and its consolidated subsidiaries as of September 30, 2018, unless the context indicates otherwise.

i

PART I.      Financial Information

Item 1.         Financial Statements.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	September 30, 2018	December 31, 2017
		(audited)
ASSETS
Real estate properties:
Land	$137,329	$191,775
Buildings and improvements	1,000,822	1,555,836
	1,138,151	1,747,611
Accumulated depreciation	(370,854)	(450,718)
	767,297	1,296,893
Assets held for sale	—	97,688
Acquired real estate leases, net	596	23,847
Cash and cash equivalents	2,673,328	2,351,693
Marketable securities	248,838	276,928
Restricted cash	9,708	8,897
Rents receivable, net of allowance for doubtful accounts of $5,816 and $4,771, respectively	50,103	93,436
Other assets, net	63,858	87,563
Total assets	$3,813,728	$4,236,945

LIABILITIES AND EQUITY
Senior unsecured debt, net	$248,258	$815,984
Mortgage notes payable, net	31,643	32,594
Liabilities related to properties held for sale	—	1,840
Accounts payable, accrued expenses and other	46,896	74,956
Rent collected in advance	8,182	11,076
Distributions payable	309,238	—
Total liabilities	644,217	936,450

Shareholders' equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6 1/2% cumulative convertible; 4,915,196 shares issued and outstanding, aggregate liquidation preference of $122,880	119,263	119,263
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 121,482,673 and 124,217,616 shares issued and outstanding, respectively	1,215	1,242
Additional paid in capital	4,306,020	4,380,313
Cumulative net income	2,855,557	2,596,259
Cumulative other comprehensive loss	(1,006)	(95)
Cumulative common distributions	(3,418,995)	(3,111,868)
Cumulative preferred distributions	(693,736)	(685,748)
Total shareholders’ equity	3,168,318	3,299,366
Noncontrolling interest	1,193	1,129
Total equity	3,169,511	3,300,495
Total liabilities and equity	$3,813,728	$4,236,945
See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$34,138	$61,091	$112,898	$215,648
Tenant reimbursements and other income	12,735	16,707	41,199	53,300
Total revenues	46,873	77,798	154,097	268,948
Expenses:
Operating expenses	20,257	32,380	64,377	110,751
Depreciation and amortization	11,287	21,133	38,211	71,970
General and administrative	10,905	11,689	35,466	35,727
Loss on asset impairment	—	—	12,087	19,714
Total expenses	42,449	65,202	150,141	238,162
Operating income	4,424	12,596	3,956	30,786
Interest and other income, net	12,626	7,596	31,074	17,987
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $559, $784, $2,005 and $2,346, respectively)	(5,085)	(11,510)	(21,550)	(41,387)
Loss on early extinguishment of debt	—	(203)	(6,403)	(266)
Gain on sale of properties, net	20,877	25,080	253,025	44,670
Income before income taxes	32,842	33,559	260,102	51,790
Income tax expense	(65)	(335)	(2,616)	(555)
Net income	32,777	33,224	257,486	51,235
Net income attributable to noncontrolling interest	(13)	(12)	(90)	(18)
Net income attributable to Equity Commonwealth	$32,764	$33,212	$257,396	$51,217
Preferred distributions	(1,997)	(1,997)	(5,991)	(5,991)
Net income attributable to Equity Commonwealth common shareholders	$30,767	$31,215	$251,405	$45,226

Weighted average common shares outstanding — basic	121,845	124,089	122,504	124,068
Weighted average common shares outstanding — diluted	122,851	125,175	123,389	125,194
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.25	$0.25	$2.05	$0.36
Diluted	$0.25	$0.25	$2.04	$0.36

Distributions declared per common share	$2.50	$—	$2.50	$—

See accompanying notes.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$32,777	$33,224	$257,486	$51,235

Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on derivative instruments	—	(19)	456	(280)
Unrealized gain on marketable securities	463	1,455	535	3,159
Total comprehensive income	33,240	34,660	258,477	54,114
Comprehensive income attributable to the noncontrolling interest	(13)	(12)	(90)	(18)
Total comprehensive income attributable to Equity Commonwealth	$33,227	$34,648	$258,387	$54,096

See accompanying notes.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands, except share data)
(unaudited)

	Equity Commonwealth Shareholders
	Preferred Shares			Common Shares
	Series D
	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at December 31, 2017	4,915,196	$119,263	$(685,748)	124,217,616	$1,242	$(3,111,868)	$4,380,313	$2,596,259	$(95)	$1,129	$3,300,495
Reclassification pursuant to change in accounting principle	—	—	—	—	—	—	—	1,902	(1,902)	—	—
Net income	—	—	—	—	—	—	—	257,396	—	90	257,486
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	456	—	456
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	535	—	535
Repurchase of shares	—	—	—	(3,027,557)	(30)	—	(89,880)	—	—	—	(89,910)
Share-based compensation	—	—	—	292,614	3	—	14,686	—	—	988	15,677
Contributions	—	—	—	—	—	—	—	—	—	1	1
Distributions	—	—	(7,988)	—	—	(307,127)	—	—	—	(114)	(315,229)
Adjustment for noncontrolling interest	—	—	—	—	—	—	901	—	—	(901)	—
Balance at September 30, 2018	4,915,196	$119,263	$(693,736)	121,482,673	$1,215	$(3,418,995)	$4,306,020	$2,855,557	$(1,006)	$1,193	$3,169,511

See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$257,486	$51,235
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	31,144	58,178
Net amortization of debt discounts, premiums and deferred financing fees	2,005	2,346
Straight line rental income	(3,985)	(12,487)
Amortization of acquired real estate leases	2,015	7,073
Other amortization	4,834	7,970
Share-based compensation	15,677	16,307
Loss on asset impairment	12,087	19,714
Loss on marketable securities	4,987	—
Loss on early extinguishment of debt	6,403	266
Net gain on sale of properties	(253,025)	(44,670)
Loss on sale of real estate mortgage receivable	2,117	—
Change in assets and liabilities:
Rents receivable and other assets	(19,749)	(20,762)
Accounts payable, accrued expenses and other	(6,523)	(18,742)
Rent collected in advance	(4,926)	(3,610)
Cash provided by operating activities	50,547	62,818

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(41,718)	(51,700)
Insurance proceeds received	1,443	4,000
Proceeds from sale of properties, net	954,334	699,289
Proceeds from sale of real estate mortgage receivable	5,599	—
Purchase of marketable securities	—	(276,238)
Proceeds from sale of marketable securities	23,933	—
Cash provided by investing activities	943,591	375,351

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common shares	(89,910)	(209)
Payments on borrowings	(575,792)	(292,472)
Contributions from holders of noncontrolling interest	1	31
Distributions to preferred shareholders	(5,991)	(5,991)
Cash used in financing activities	(671,692)	(298,641)

Increase in cash, cash equivalents, and restricted cash	322,446	139,528
Cash, cash equivalents, and restricted cash at beginning of period	2,360,590	2,101,206
Cash, cash equivalents, and restricted cash at end of period	$2,683,036	$2,240,734
See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$25,899	$50,408
Taxes paid, net	2,377	730

NON-CASH INVESTING ACTIVITIES:
Increase (decrease) in accrued capital expenditures	$1,569	$(3,876)

NON-CASH FINANCING ACTIVITIES:
Distributions payable	$309,238	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30,
	2018	2017
Cash and cash equivalents	$2,673,328	$2,233,077
Restricted cash	9,708	7,657
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$2,683,036	$2,240,734

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

The Company now conducts and intends to continue to conduct substantially all of its activities through the Operating Trust. The Company beneficially owned 99.96% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust (OP Units) as of September 30, 2018, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the exclusive power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.

At September 30, 2018, our portfolio consisted of 11 properties (19 buildings), with a combined 5.4 million square feet. As of September 30, 2018, we had $2.9 billion of cash and cash equivalents and marketable securities.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of EQC have been prepared without audit.  Certain information and footnote disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are appropriate.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K (Annual Report) for the year ended December 31, 2017.  Capitalized terms used, but not defined in this Quarterly Report, have the same meanings as in our Annual Report.

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

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements of FASB Accounting Standards Codification (ASC) 820. This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. We do not expect the adoption of ASU 2018-13 to have a material impact on our consolidated financial statements.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. This update is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. We do not expect the adoption of ASU 2018-07 to have a material impact on our consolidated financial statements.

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

We early adopted both ASU 2016-18 and ASU 2016-15 for the period ended December 31, 2017 and made the following reclassifications to the prior year's condensed consolidated statement of cash flows to conform to the current year's presentation (in thousands):

Statement of Cash Flows for the Nine Months Ended September 30, 2017	Originally Reported	Effect of Change	As Adjusted
Cash provided by operating activities	$64,326	$(1,508)	$62,818
Cash used in investing activities	372,718	2,633	375,351

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

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In July 2018, the FASB issued ASU 2018-11 to provide entities with relief from the costs of implementing certain aspects of ASU 2016-02. The amendment to the new leases standard includes a practical expedient that provides lessors an option not to separate lease and non-lease components when certain criteria are met and instead account for those components as a single component under the new leases standard.  The amendment also provides a transition option that permits the application of the new guidance as of the adoption date rather than to all periods presented.  We anticipate electing the practical expedient to account for both our lease and non-lease components as a single component under the leases standard and electing the new transition option.

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

Note 3.  Real Estate Properties

During each of the nine month periods ended September 30, 2018 and 2017, we made improvements, excluding tenant-funded improvements, to our properties totaling $43.3 million.

Properties Held For Sale:

We classify all properties that meet the criteria outlined in the Property, Plant and Equipment Topic of the FASB ASC as held for sale on our condensed consolidated balance sheets.  As of December 31, 2017, we classified 1600 Market Street as held for sale. This property was sold in February 2018. As of September 30, 2018, we did not have any properties classified as held for sale.

Summarized balance sheet information for the property classified as held for sale is as follows (in thousands):

December 31, 2017
Real estate properties	$76,066
Rents receivable	13,270
Other assets, net	8,352
Assets held for sale	$97,688

Accounts payable and accrued expenses	$1,021
Rent collected in advance	408
Security deposits	411
Liabilities related to properties held for sale	$1,840

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property Dispositions:

During the nine months ended September 30, 2018, we sold the following properties (dollars in thousands):

Asset	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price	Gain on Sale
Properties
1600 Market Street	February 2018	1	1	825,968	$160,000	$54,599
600 West Chicago Avenue(1)	February 2018	1	2	1,561,477	510,000	107,790
5073, 5075, & 5085 S. Syracuse Street	March 2018	1	1	248,493	115,186	42,762
1601 Dry Creek Drive	May 2018	1	1	552,865	68,500	26,979
777 East Eisenhower Parkway	August 2018	1	1	290,530	29,500	5,321
8750 Bryn Mawr Avenue	September 2018	1	2	636,078	141,000	15,609
		6	8	4,115,411	$1,024,186	$253,060

(1)
The sale of this property did not represent a strategic shift under ASC Topic 205. However, the sale does represent an individually significant disposition. The operating results of this property are included in continued operations for all periods presented through the date of sale. Net income for this property was $0.1 million and $2.4 million for the three months ended September 30, 2018 and 2017, respectively, and $110.4 million and $7.4 million for the nine months ended September 30, 2018 and 2017, respectively.

Note 4.  Marketable Securities

During the nine months ended September 30, 2018, our marketable securities consisted of United States Treasury notes and common stock. The United States Treasury notes are classified as available-for-sale and mature in 2019. Available-for-sale securities are presented on our condensed consolidated balance sheets at fair value. Changes in values of the United States Treasury notes are recognized in accumulated other comprehensive loss.

On January 1, 2018 we adopted ASU 2016-01 (see Note 2) and reclassified a $1.9 million unrealized gain from cumulative other comprehensive loss to cumulative net income on our condensed consolidated balance sheet. Changes in values of common stock are recognized in interest and other income, net on the condensed consolidated statements of operations. In March 2018, we sold all common stock we held and recognized a loss of $5.0 million in interest and other income, net during the nine months ended September 30, 2018.

Below is a summary of our marketable securities as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018			December 31, 2017
	Amortized Cost	Unrealized Loss	Estimated Fair Value	Cost or Amortized Cost	Unrealized Gain, Net	Estimated Fair Value
Marketable securities	$249,844	$(1,006)	$248,838	$276,567	$361	$276,928

The unrealized losses on our United States Treasury notes were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at September 30, 2018.

Note 5.  Indebtedness

Unsecured Revolving Credit Facility and Term Loan:
We are party to a credit agreement pursuant to which the lenders agreed to provide a $750.0 million unsecured revolving credit facility, a $200.0 million 5-year term loan facility and a $200.0 million 7-year term loan facility. The revolving credit

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Borrowings under our revolving credit facility currently bear interest at LIBOR plus a spread, which was 105 basis points as of September 30, 2018.  As of September 30, 2018, the interest rate payable under our revolving credit facility was 3.31%.  As of September 30, 2018, we had no balance outstanding and $750.0 million available under our revolving credit facility and the facility fee as of September 30, 2018 was 20 basis points.

Debt Covenants:

Our public debt indenture and related supplements and our credit agreement contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.  At September 30, 2018, we believe we were in compliance with all of our respective covenants under our public debt indenture and related supplements and our credit agreement.

Senior Unsecured Notes:

At September 30, 2018, we had senior unsecured notes of $250.0 million (excluding net discounts and unamortized deferred financing fees) maturing in 2020.

On March 7, 2018, we redeemed at par all $175.0 million of our 5.75% senior unsecured notes due 2042 and recognized a loss on early extinguishment of debt of $4.9 million from the write off of unamortized deferred financing fees.

Mortgage Notes Payable:

At September 30, 2018, two of our properties with an aggregate net book value of $51.7 million had secured mortgage notes totaling $31.6 million (including net premiums and unamortized deferred financing fees) maturing in 2021 and 2026.

Note 6.  Shareholders’ Equity

Common Share Issuances:

See Note 11 for information regarding equity issuances related to share-based compensation.

Common Share Repurchases:

On March 15, 2017, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. In March 2018, this share repurchase authorization, of

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

which $81.0 million was not utilized, expired. On March 14, 2018, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. During the nine months ended September 30, 2018, we repurchased and retired 2,970,209 of our common shares, at a weighted average price of $29.67 per share, for a total investment of $88.1 million, of which $69.0 million was under the March 2017 authorization and $19.1 million was under the March 2018 authorization. The $130.9 million of remaining authorization available under our share repurchase program as of September 30, 2018 is scheduled to expire on March 14, 2019.

During the nine months ended September 30, 2018 and 2017, certain of our employees surrendered 57,348 and 6,694 common shares owned by them, respectively, to satisfy their statutory tax withholding obligations in connection with the vesting of such common shares.

Common Share and Unit Distribution:

On September 26, 2018, our Board of Trustees declared a special, one-time cash distribution of $2.50 per common share/unit to shareholders/unitholders of record on October 9, 2018. On October 23, 2018, we paid this distribution to such shareholders/unitholders in the aggregate amount of $304.7 million.

Preferred Share Distributions:

In 2018, our Board of Trustees declared distributions on our series D preferred shares to date as follows:

Declaration Date	Record Date	Payment Date	Series D Dividend Per Share
January 12, 2018	January 30, 2018	February 15, 2018	$0.40625
April 11, 2018	April 27, 2018	May 15, 2018	$0.40625
July 12, 2018	July 30, 2018	August 15, 2018	$0.40625
September 26, 2018	October 29, 2018	November 15, 2018	$0.40625

Note 7.  Noncontrolling Interest

Noncontrolling interest represents the portion of the units in the Operating Trust not beneficially owned by the Company. An OP Unit and a share of our common stock have essentially the same economic characteristics. Distributions with respect to OP Units will generally mirror distributions with respect to the Company’s common shares. Unitholders (other than the Company) generally have the right, commencing six months from the date of issuance of such OP Units, to cause the Operating Trust to redeem their OP Units in exchange for cash or, at the option of the Company, common shares of the Company on a one-for-one basis. As sole trustee, the Company will have the sole discretion to elect whether the redemption right will be satisfied by the Company in cash or the Company’s common shares. As a result, the Noncontrolling interest is classified as permanent equity. As of September 30, 2018, the portion of the Operating Trust not beneficially owned by the Company is in the form of OP Units and LTIP Units (see Note 11 for a description of LTIP Units). LTIP Units may be subject to additional vesting requirements.

The following table presents the changes in Equity Commonwealth’s issued and outstanding common shares and units for the nine months ended September 30, 2018:

	Common Shares	OP Units and LTIP Units	Total
Outstanding at January 1, 2018	124,217,616	42,520	124,260,136
Repurchase of shares	(2,970,209)	—	(2,970,209)
Restricted share, time-based LTIP Unit grants and vested restricted stock units, net of forfeitures	235,266	3,200	238,466
Outstanding at September 30, 2018	121,482,673	45,720	121,528,393
Noncontrolling ownership interest in the Operating Trust			0.04%

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The carrying value of the Noncontrolling interest is allocated based on the number of OP Units and LTIP Units in proportion to the number of OP Units and LTIP Units plus the number of common shares. We adjust the noncontrolling interest balance at the end of each period to reflect the noncontrolling partners’ interest in the net assets of the Operating Trust. Net income is allocated to the Noncontrolling interest in the Operating Trust based on the weighted average ownership percentage during the period. Equity Commonwealth’s weighted average ownership interest in the Operating Trust was 99.96% and 99.96% for the three and nine months ended September 30, 2018, respectively.

Note 8.  Cumulative Other Comprehensive Loss

The following table presents the amounts recognized in cumulative other comprehensive loss for the three and nine months ended September 30, 2018 (in thousands):

Unrealized Loss on Marketable Securities
Balance as of July 1, 2018	$(1,469)

Other comprehensive income before reclassifications	463
Net current period other comprehensive income	463

Balance as of September 30, 2018	$(1,006)

	Unrealized Loss on Derivative Instruments	Unrealized Gain (Loss) on Marketable Securities	Total
Balance as of January 1, 2018	$(456)	$361	$(95)

Amounts reclassified from cumulative other comprehensive loss to cumulative net income pursuant to a change in accounting principle	—	(1,902)	(1,902)

Other comprehensive income before reclassifications	84	535	619
Amounts reclassified from cumulative other comprehensive loss to net income	372	—	372
Net current period other comprehensive income	456	535	991

Balance as of September 30, 2018	$—	$(1,006)	$(1,006)

The following table presents reclassifications out of cumulative other comprehensive loss for the three and nine months ended September 30, 2018 (in thousands):

	Amounts Reclassified from Cumulative Other Comprehensive Loss to Net Income
Details about Cumulative Other Comprehensive Loss Components	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Affected Line Items in the Statement of Operations
Interest rate cap contract	$—	$79	Interest expense
Interest rate cap contract	—	293	Interest and other income, net
	$—	$372

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Our provision for income taxes consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Current:
State and local	$(65)	$(335)	$(2,616)	$(550)
Federal	—	—	—	(5)
Income tax expense	(65)	(335)	$(2,616)	$(555)

The tax expense recorded in the current period is primarily the result of the taxable gains from sales of properties during the nine months ended September 30, 2018.

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

On May 8, 2018, we terminated an interest rate cap that had a LIBOR strike price of 2.50%, a notional amount of $400.0 million and a maturity date of March 1, 2019. We recognized $0.3 million of expense in interest and other income, net on the condensed consolidated statement of operations for the nine months ended September 30, 2018 related to the early termination of the interest rate cap agreement. As of September 30, 2018, we do not have any outstanding interest rate derivatives designated as cash flow hedges of interest rate risk.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below presents the fair value of derivative financial instruments as well as classification on the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 (amounts in thousands):

		Fair Value as of
Interest Rate Derivative Designated as Hedging Instrument	Balance Sheet Location	September 30, 2018	December 31, 2017
Interest rate cap	Other assets	$—	$17

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amount of (loss) gain recognized in cumulative other comprehensive loss (effective portion)	$—	$(32)	$84	$(300)
Amount of loss reclassified from cumulative other comprehensive loss into interest expense (effective portion)	—	13	79	20
Amount of loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	—	—	293	—

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

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

LTIP Units per Trustee, for a total of 25,600 shares and 3,200 time-based LTIP Units, valued at $31.25 per share and unit, the closing price of our common shares on the New York Stock Exchange (NYSE) on that day. These shares and time-based LTIP Units vest one year after the date of the award.
On January 29, 2018, the Committee approved a grant of 125,409 restricted shares and 254,615 RSUs at target (634,628 RSUs at maximum) to the Company’s officers, certain employees and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2017. The restricted shares granted on January 29, 2018 were valued at $29.78 per share, the closing price of our common shares on the NYSE on that day. The assumptions and fair value for the RSUs granted during the nine months ended September 30, 2018 are included in the following table on a per share basis.

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

Outstanding Equity Awards
As of September 30, 2018, the estimated future compensation expense for all unvested restricted shares and time-based LTIP Units was $7.5 million. Compensation expense for the restricted share and time-based LTIP Unit awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares and time-based LTIP units is approximately 2.3 years.
As of September 30, 2018, the estimated future compensation expense for all unvested RSUs and market-based LTIP Units was $15.1 million. The weighted average period over which the future compensation expense will be recorded for the RSUs and market-based LTIP Units is approximately 2.2 years.
During the three months ended September 30, 2018 and 2017, we recorded $5.2 million and $5.6 million, respectively, and during the nine months ended September 30, 2018 and 2017, we recorded $15.7 million and $16.3 million respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our trustees and employees related to our equity compensation plans. The $15.7 million of compensation expense recorded during the nine months ended September 30, 2018 includes $0.4 million of accelerated vesting due to a staffing reduction. Forfeitures are recognized as they occur. At September 30, 2018, 839,470 shares/units remain available for issuance under the Equity Commonwealth 2015 Omnibus Incentive Plan, as amended.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12.  Fair Value of Assets and Liabilities

The table below presents assets measured at fair value during 2018, categorized by the level of inputs used in the valuation of the assets (dollars in thousands):

		Fair Value at September 30, 2018 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements:
Marketable securities	$248,838	$248,838	$—	$—

Properties Held and Used

As part of our office repositioning strategy adopted by our Board of Trustees, and pursuant to our accounting policy, in 2018, we evaluated the recoverability of the carrying values of each of the real estate assets that comprised our portfolio and determined that due to the shortening of the expected periods of ownership as a result of the office repositioning strategy and current estimates of market value less estimated costs to sell, it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio to their estimated fair values. We anticipate the potential disposition of certain properties prior to the end of their remaining useful lives. As a result, in the first quarter of 2018, we recorded an impairment charge related to 777 East Eisenhower Parkway and 97 Newberry Road of $12.1 million in accordance with our impairment analysis procedures. We determined this impairment based on independent third party broker information, which are level 3 inputs according to the fair value hierarchy established in ASC 820. We reduced the aggregate carrying value of these properties from $41.8 million to their estimated fair value less estimated costs to sell of $29.7 million. We evaluated each of our properties and determined there were no additional valuation adjustments necessary at September 30, 2018.

Financial Instruments

In addition to the assets described in the above table, our financial instruments include our cash and cash equivalents, real estate mortgage receivable, restricted cash, marketable securities, senior unsecured debt and mortgage notes payable.  At September 30, 2018 and December 31, 2017, the fair value of these additional financial instruments were not materially different from their carrying values, except as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior unsecured debt and mortgage notes payable	$281,149	$289,047	$856,940	$874,280

The fair values of our senior notes are based on quoted market prices (level 2 inputs) and the fair values of our mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads (level 3 inputs).

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, as of September 30, 2018, no single tenant of ours is responsible for more than 7.5% of our total annualized rents, other than one tenant that is responsible for 13.9% of our total annualized rents.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator for earnings per common share - basic:
Net income	$32,777	$33,224	$257,486	$51,235
Net income attributable to noncontrolling interest	(13)	(12)	(90)	(18)
Preferred distributions	(1,997)	(1,997)	(5,991)	(5,991)
Numerator for net income per share - basic	$30,767	$31,215	$251,405	$45,226

Numerator for earnings per common share - diluted:
Net income	$32,777	$33,224	$257,486	$51,235
Net income attributable to noncontrolling interests	(13)	—	(90)	—
Preferred distributions	(1,997)	(1,997)	(5,991)	(5,991)
Numerator for net income per share - diluted	$30,767	$31,227	$251,405	$45,244

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic(1)	121,845	124,089	122,504	124,068
RSUs(2)	894	983	795	1,023
LTIP Units(3)	112	103	90	103
Weighted average number of common shares outstanding - diluted	122,851	125,175	123,389	125,194

Net income per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.25	$0.25	$2.05	$0.36
Diluted	$0.25	$0.25	$2.04	$0.36

Anti-dilutive securities:
Effect of Series D preferred shares; 6 1/2% cumulative convertible(4)	2,363	2,363	2,363	2,363
Effect of LTIP Units	45	—	43	—
Effect of OP Units(5)	1	—	1	—

(1)
The three months ended September 30, 2018 and 2017, includes 362 and 0 weighted-average, unvested, earned RSUs, respectively, and the nine months ended September 30, 2018 and 2017, includes 344 and 0 weighted-average, unvested, earned RSUs, respectively.

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

(5)	Beneficial interests in the Operating Trust.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14.  Segment Information

Our primary business is the ownership and operation of office properties, and we currently have one reportable segment.  More than 90% of our revenues for the nine months ended September 30, 2018 were from office properties.

Note 15.  Related Person Transactions

The following discussion includes a description of our related person transactions for the nine months ended September 30, 2018 and 2017.

Two North Riverside Plaza Joint Venture Limited Partnership: We have a lease with Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman, to occupy office space on the twentieth and twenty-first floors of Two North Riverside Plaza in Chicago, Illinois (20th/21st Floor Office Lease). The initial term of the lease is approximately five years, with one 5-year renewal option. We completed improvements to the office space utilizing the $0.7 million tenant improvement allowance pursuant to the lease. In connection with the 20th/21st Floor Office Lease, we also have a lease with Two North Riverside Plaza Joint Venture Limited Partnership for storage space in the basement of Two North Riverside Plaza. The lease expires December 31, 2020; however, each party has the right to terminate on 30 days' prior written notice. During the three months ended September 30, 2018 and 2017, we recognized expense of $0.2 million and $0.2 million, respectively, and during the nine months ended September 30, 2018 and 2017, we recognized expense of $0.6 million and $0.6 million, respectively, pursuant to the 20th/21st Floor Office Lease and the related storage space.

Note 16.  Subsequent Events

On September 26, 2018, we announced that our Board of Trustees declared a special, one-time cash distribution of $2.50 per common share/unit to shareholders/unitholders of record on October 9, 2018. On October 23, 2018, we paid this distribution to such shareholders/unitholders in the aggregate amount of $304.7 million (see Note 6).

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

At September 30, 2018, our portfolio consisted of 11 properties (19 buildings), with a combined 5.4 million square feet for a total undepreciated book value of $1.1 billion at cost and a depreciated book value of $0.8 billion. We currently have four properties totaling 2.9 million square feet in various stages of the sale process.

As of September 30, 2018, our overall portfolio was 94.0% leased. During the three months ended September 30, 2018, we entered into leases, excluding leasing activity for assets during the quarter in which the asset was sold or classified as held for sale for 563,000 square feet, including lease renewals for 1,000 square feet and new leases for 562,000 square feet.  Renewal leases entered into during the three months ended September 30, 2018 had weighted average cash and GAAP rental rates that were approximately the same and 17.0% higher, respectively, compared to prior rental rates for the same space, and new leases entered into during the three months ended September 30, 2018 had weighted average cash and GAAP rental rates that were approximately 1.2% lower and 11.0% higher, respectively, than prior rental rates for the same space.  The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatements, the magnitude and timing of contractual rent increases over the lease term, and the years of term for the newly executed leases compared to the prior leases.

During the nine months ended September 30, 2018, we sold six properties (eight buildings) with a combined 4.1 million square feet for an aggregate gross sales price of $1.0 billion, excluding closing credits and closing costs. We have generated significant proceeds from our dispositions to date and have cash and cash equivalents and marketable securities of $2.9 billion as of September 30, 2018. For more information regarding these transactions, see Note 3 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report. As we have sold assets, our income from operations has also declined.

On September 26, 2018, our Board of Trustees declared a special, one-time cash distribution of $2.50 per common share/unit to shareholders/unitholders of record on October 9, 2018. On October 23, 2018, we paid this distribution to such shareholders/unitholders in the aggregate amount of $304.7 million.

We recorded a state income tax provision in the statement of operations for the nine months ended September 30, 2018 largely as a result of the taxable gain generated by sales of properties.

We have engaged CBRE, Inc. (CBRE) to provide property management services for our properties. We pay CBRE a property-by-property management fee and may engage CBRE from time-to-time to perform project management services, such as coordinating and overseeing the completion of tenant improvements and other capital projects at the properties. We reimburse CBRE for certain expenses incurred in the performance of its duties, including certain personnel and equipment costs. For the three months ended September 30, 2018 and 2017, we incurred expenses of $2.1 million and $4.0 million, respectively, and for the nine months ended September 30, 2018 and 2017, we incurred expenses of $7.3 million and $14.1 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a portion of the properties' revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of September 30, 2018 and December 31, 2017, we had amounts payable pursuant to these services of $1.0 million and $1.8 million, respectively.

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

Property Operations

Leased occupancy data for 2018 and 2017 are as follows (square feet in thousands):

	All Properties(1)		Comparable Properties(2)
	As of September 30,		As of September 30,
	2018	2017	2018	2017
Total properties	11	20	11	11
Total square feet	5,410	11,031	5,410	5,417
Percent leased(3)	94.0%	88.3%	94.0%	91.1%

(1)	Excludes properties sold or classified as held for sale in the period.

(2)	Based on properties owned continuously from January 1, 2017 through September 30, 2018, and excludes properties sold during the period.

(3)	Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

The weighted average lease term based on square feet for leases entered into during the three months ended September 30, 2018 was 14.4 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for leases entered into during the three months ended September 30, 2018 totaled $66.5 million, or $118.03 per square foot on average (approximately $8.22 per square foot per year of the lease term).

As of September 30, 2018, approximately 1.1% of our leased square feet and 2.0% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2018.  Renewal and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring for the remainder of 2018, that have not been backfilled, are at market. Lease expirations by year, as of September 30, 2018, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring	Leased Square Feet Expiring(1)	% of Leased Square Feet Expiring(1)	Cumulative % of Leased Square Feet Expiring(1)	Annualized Rental Revenue Expiring(2)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2018	10	54	1.1%	1.1%	$3,029	2.0%	2.0%
2019	47	510	10.0%	11.1%	18,554	12.2%	14.2%
2020	26	403	7.9%	19.0%	9,257	6.1%	20.3%
2021	35	251	4.9%	23.9%	10,892	7.2%	27.5%
2022	26	353	6.9%	30.8%	13,550	8.9%	36.4%
2023	32	398	7.8%	38.6%	16,278	10.7%	47.1%
2024	11	238	4.7%	43.3%	4,598	3.0%	50.1%
2025	9	162	3.2%	46.5%	5,022	3.3%	53.4%
2026	8	125	2.5%	49.0%	4,332	2.8%	56.2%
2027	8	154	3.0%	52.0%	6,129	4.0%	60.2%
Thereafter	26	2,440	48.0%	100.0%	60,597	39.8%	100.0%
	238	5,088	100.0%		$152,238	100.0%

Weighted average remaining lease term (in years):		8.2			7.9

(1)
Square footage as of September 30, 2018 includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants. The year expiring corresponds to the latest-expiring signed lease for a given suite. Thus, backfilled suites expire in the year stipulated by the new lease.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of September 30, 2018, plus estimated recurring expense reimbursements; includes triple net lease rents and excludes lease value amortization, straight line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates. Excludes the annualized rental revenue of space that is leased but not commenced.

A principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of September 30, 2018, tenants representing 1.5% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant		Square Feet(1)	% of Total Square Feet(1)	% of Annualized Rental Revenue(2)	Weighted Average Remaining Lease Term
1.	Expedia, Inc.(3)	427	8.4%	13.9%	1.3
2.	Flex Ltd.	1,051	20.7%	7.2%	11.3
3.	Ballard Spahr LLP	219	4.3%	5.6%	11.4
4.	Georgetown University(4)	240	4.7%	4.5%	1.0
5.	Beth Israel Deaconess Medical Center, Inc.	117	2.3%	2.5%	4.8
6.	Dana-Farber Cancer Institute, Inc.	77	1.5%	2.3%	6.2
7.	BT Americas, Inc.	59	1.2%	2.0%	0.8
8.	Equinor Energy Services, Inc.(5)	89	1.7%	1.8%	4.8
9.	Aberdeen Asset Management, Inc	58	1.1%	1.7%	1.0
10.	KPMG, LLP	66	1.3%	1.7%	4.4
11.	Public Financial Management, Inc.	62	1.2%	1.6%	12.7
12.	Sunoco, Inc.(6)	71	1.4%	1.5%	2.0
	Total	2,536	49.8%	46.3%	7.1

(1)
Square footage as of September 30, 2018 includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of September 30, 2018, plus estimated recurring expense reimbursements; includes triple net lease rents and excludes lease value amortization, straight line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

(3)	During the third quarter of 2018, an affiliate of Amazon.com, Inc. entered into a new 16-year lease for 429,012 square feet, including all of the Expedia, Inc. space. The lease commences in 2020.

(4)
Georgetown University's leased space includes 111,600 square feet that are sublet to another tenant. During the fourth quarter of 2017, the other tenant committed to lease this space through September 30, 2037. The lease commences in 2019.

(5)	Formerly known as Statoil Oil & Gas LP.

(6)	67,063 square feet of Sunoco's leased space has been backfilled by other tenants with a weighted-average expiration in mid-2026. The backfilling leases commence in 2020.

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

Report as a textual reference only and the information on the website is not incorporated by reference into this Quarterly Report.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018, Compared to Three Months Ended September 30, 2017

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Three Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	2018	2017	$ Change	% Change
	(dollars in thousands)
Rental income	$31,339	$30,133	$1,206	4.0%	$2,799	$30,958	$34,138	$61,091	$(26,953)	(44.1)%
Tenant reimbursements and other income	11,143	9,935	1,208	12.2%	1,592	6,772	12,735	16,707	(3,972)	(23.8)%
Operating expenses	(16,638)	(14,661)	(1,977)	13.5%	(3,619)	(17,719)	(20,257)	(32,380)	12,123	(37.4)%
Net operating income(3)	$25,844	$25,407	$437	1.7%	$772	$20,011	26,616	45,418	(18,802)	(41.4)%
Other expenses:
Depreciation and amortization							11,287	21,133	(9,846)	(46.6)%
General and administrative							10,905	11,689	(784)	(6.7)%
Total other expenses							22,192	32,822	(10,630)	(32.4)%
Operating income							4,424	12,596	(8,172)	(64.9)%
Interest and other income, net							12,626	7,596	5,030	66.2%
Interest expense							(5,085)	(11,510)	6,425	(55.8)%
Loss on early extinguishment of debt							—	(203)	203	(100.0)%
Gain on sale of properties, net							20,877	25,080	(4,203)	(16.8)%
Income before income taxes							32,842	33,559	(717)	(2.1)%
Income tax expense							(65)	(335)	270	(80.6)%
Net income							32,777	33,224	(447)	(1.3)%
Net income attributable to noncontrolling interest							(13)	(12)	(1)	8.3%
Net income attributable to Equity Commonwealth							32,764	33,212	(448)	(1.3)%
Preferred distributions							(1,997)	(1,997)	—	—%
Net income attributable to Equity Commonwealth common shareholders							$30,767	$31,215	$(448)	(1.4)%

(1)	Comparable properties consist of 11 properties (19 buildings) we owned continuously from July 1, 2017 to September 30, 2018.

(2)	Other properties consist of properties sold or classified as held for sale as of the end of the period.

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

Rental income. Rental income decreased $27.0 million, or 44.1%, in the 2018 period, compared to the 2017 period, primarily due to the properties sold in 2018 and 2017. Rental income increased $1.2 million, or 4.0%, at the comparable properties primarily due to an increase in commenced occupancy and an increase in parking revenue, partially offset by a decrease in lease termination fees.

Rental income includes straight line rent adjustments totaling $1.4 million in the 2018 period and $3.6 million in the 2017 period, and net reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $(4,000) in the 2018 period and $0.4 million in the 2017 period. Rental income also includes the recognition of lease termination fees totaling $0.4 million in the 2018 period and $1.5 million in the 2017 period.

Tenant reimbursements and other income. Tenant reimbursements and other income decreased $4.0 million, or 23.8%, in the 2018 period, compared to the 2017 period, primarily due to the properties sold in 2018 and 2017. Tenant reimbursements and other income increased $1.2 million, or 12.2%, at the comparable properties primarily due to an increase in escalations resulting from an increase in commenced occupancy, an increase in real estate tax expense and an increase in utility expense.

Operating expenses. Operating expenses decreased $12.1 million, or 37.4%, in the 2018 period, compared to the 2017 period, primarily due to the properties sold in 2018 and 2017. Operating expenses increased $2.0 million, or 13.5%, at the comparable properties primarily due to a $0.5 million increase in real estate tax expense resulting from increases in assessed values, and a $0.5 million increase in cleaning expense and utility expense resulting from an increase in commenced occupancy.

Depreciation and amortization. Depreciation and amortization decreased $9.8 million, or 46.6%, in the 2018 period, compared to the 2017 period primarily due to properties sold in 2018 and 2017.

General and administrative. General and administrative expenses decreased $0.8 million, or 6.7%, in the 2018 period, compared to the 2017 period, primarily due to a $0.4 million decrease in payroll expenses as a result of a staffing reduction and a $0.4 million decrease in share-based compensation expense.

Operating income. Operating income decreased $8.2 million, or 64.9%, in the 2018 period, compared to the 2017 period, primarily due to the properties sold in 2018 and 2017.

Interest and other income, net. Interest and other income, net increased $5.0 million, or 66.2% in the 2018 period, compared to the 2017 period, primarily due to $7.3 million of additional interest received on higher invested balances and higher average interest rates in 2018, partially offset by a $2.1 million loss on the sale of a real estate mortgage receivable in 2018. This mortgage receivable of $7.7 million represented mortgage financing we provided upon the sale of three properties in 2013.

Interest expense. Interest expense decreased $6.4 million, or 55.8%, in the 2018 period, compared to the 2017 period, primarily due to the prepayment of all $250.0 million of our 6.65% senior unsecured notes in July 2017, the prepayment of all $175.0 million of our 5.75% senior unsecured notes in March 2018 and the redemption at par of the total $400.0 million outstanding under our 5-year and 7-year term loans in May 2018.

Loss on early extinguishment of debt. The loss on early extinguishment of debt of $0.2 million in the 2017 period reflects the write off of unamortized deferred financing fees and the write off of an unamortized discount related to our repayment at par of our 6.65% senior unsecured notes due 2018.

Gain on sale of properties, net. Gain on sale of properties, net decreased $4.2 million, or 16.8%, in the 2018 period, as compared to the 2017 period. Gain on sale of properties, net in the 2018 period primarily relates to the following (dollars in thousands):

Asset	Gain on Sale
777 East Eisenhower Parkway	$5,321
8750 Bryn Mawr Avenue	15,609
$20,930

Gain on sale of properties, net in the 2017 period primarily relates to the following (dollars in thousands):

Asset	Gain (Loss) on Sale
1500 Market Street	$38,585
6600 North Military Trail	(14,175)
Portfolio of five properties sold in July 2017	702
$25,112

Income tax expense. Income tax expense decreased $0.3 million, or 80.6% in the 2018 period, compared to the 2017 period, primarily due to the adjustment of state and local apportionment factors based on the sales of properties.

Net income attributable to noncontrolling interest. In 2018 and 2017, we granted LTIP Units to certain of our trustees and employees. The net income attributable to noncontrolling interest of $13,000 in the 2018 period and the net income attributable to noncontrolling interest of $12,000 in the 2017 period relates to the allocation of net income to the LTIP Unit holders.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2018, Compared to Nine Months Ended September 30, 2017

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	2018	2017	$ Change	% Change
	(dollars in thousands)
Rental income	$91,222	$88,071	$3,151	3.6%	$21,676	$127,577	$112,898	$215,648	$(102,750)	(47.6)%
Tenant reimbursements and other income	31,828	30,088	1,740	5.8%	9,371	23,212	41,199	53,300	(12,101)	(22.7)%
Operating expenses	(46,338)	(43,125)	(3,213)	7.5%	(18,039)	(67,626)	(64,377)	(110,751)	46,374	(41.9)%
Net operating income(3)	$76,712	$75,034	$1,678	2.2%	$13,008	$83,163	89,720	158,197	(68,477)	(43.3)%
Other expenses:
Depreciation and amortization							38,211	71,970	(33,759)	(46.9)%
General and administrative							35,466	35,727	(261)	(0.7)%
Loss on asset impairment							12,087	19,714	(7,627)	(38.7)%
Total other expenses							85,764	127,411	(41,647)	(32.7)%
Operating income							3,956	30,786	(26,830)	(87.2)%
Interest and other income, net							31,074	17,987	13,087	72.8%
Interest expense							(21,550)	(41,387)	19,837	(47.9)%
Loss on early extinguishment of debt							(6,403)	(266)	(6,137)	2,307.1%
Gain on sale of properties, net							253,025	44,670	208,355	466.4%
Income before income taxes							260,102	51,790	208,312	402.2%
Income tax expense							(2,616)	(555)	(2,061)	371.4%
Net income							257,486	51,235	206,251	402.6%
Net income attributable to noncontrolling interests							(90)	(18)	(72)	400.0%
Net income attributable to Equity Commonwealth							257,396	51,217	206,179	402.6%
Preferred distributions							(5,991)	(5,991)	—	—%
Net income attributable to Equity Commonwealth common shareholders							$251,405	$45,226	$206,179	455.9%

(1)	Comparable properties consist of 11 properties (19 buildings) we owned continuously from January 1, 2017 to September 30, 2018.

(2)	Other properties consist of properties sold or classified as held for sale as of the end of the period.

(3)	See Note 3 on page 25 for further information regarding NOI.

Rental income. Rental income decreased $102.8 million, or 47.6%, in the 2018 period, compared to the 2017 period, primarily due to the properties sold in 2018 and 2017. Rental income at the comparable properties increased $3.2 million, or 3.6%, primarily due to an increase in commenced occupancy and an increase in parking revenue, partially offset by a decrease in lease termination fees.

Rental income includes increases for straight line rent adjustments totaling $4.0 million in the 2018 period and $12.5 million in the 2017 period, and net reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $0.1 million in the 2018 period and $1.5 million in the 2017 period. Rental income also includes the recognition of lease termination fees totaling $2.9 million in the 2018 period and $4.0 million in the 2017 period.

Tenant reimbursements and other income. Tenant reimbursements and other income decreased $12.1 million, or 22.7%, in the 2018 period, compared to the 2017 period, primarily due to the properties sold in 2018 and 2017. Tenant reimbursements and other income increased $1.7 million, or 5.8%, at our comparable properties primarily due to an increase in escalations resulting from an increase in commenced occupancy and an increase in real estate tax expense.

Operating expenses. Operating expenses decreased $46.4 million, or 41.9%, in the 2018 period, compared to the 2017 period, primarily due to the properties sold in 2018 and 2017. Operating expenses increased $3.2 million, or 7.5%, at the comparable properties primarily due to a $1.6 million increase in real estate tax expense resulting from increases in assessed values, a $0.7 million increase in utility expense and cleaning expense resulting from an increase in commenced occupancy, a $0.3 million increase in maintenance and repairs expense, and a $0.2 million increase in parking garage expense.

Depreciation and amortization. Depreciation and amortization decreased $33.8 million, or 46.9%, in the 2018 period, compared to the 2017 period, primarily due to the properties sold in 2018 and 2017.

General and administrative. General and administrative expenses decreased $0.3 million, or 0.7%, in the 2018 period, compared to the 2017 period, primarily due to a $1.0 million decrease in share-based compensation expense and a $0.8 million decrease in payroll expenses, partially offset by $1.7 million of compensation expenses in the 2018 period relating to staffing reductions.

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

Operating income. Operating income decreased $26.8 million, or 87.2%, in the 2018 period, compared to the 2017 period, primarily due to the properties sold in 2018 and 2017, partially offset by a $7.6 million decrease in the loss on asset impairment.

Interest and other income, net. Interest and other income, net increased $13.1 million, or 72.8%, in the 2018 period, compared to the 2017 period, primarily due to $20.2 million of additional interest received on higher invested balances and higher average interest rates in 2018, partially offset by a $5.0 million loss on the sale of marketable securities and a $2.1 million loss on the sale of a real estate mortgage receivable in 2018. This mortgage receivable of $7.7 million represented mortgage financing we provided upon the sale of three properties in 2013.

Interest expense. Interest expense decreased $19.8 million, or 47.9%, in the 2018 period, compared to the 2017 period, primarily due to the repayment of the $41.3 million mortgage debt at Parkshore Plaza in April 2017, the prepayment of all $250.0 million of our 6.65% senior unsecured notes in July 2017, the prepayment of all $175.0 million of our 5.75% senior unsecured notes in March 2018 and the redemption at par of the total $400.0 million outstanding under our 5-year and 7-year term loans in May 2018.

Loss on early extinguishment of debt. The loss on early extinguishment of debt of $6.4 million in the 2018 period reflects the write off of unamortized deferred financing fees related to our redemption at par of the total $400.0 million outstanding under our 5-year and 7-year term loans and the write off of unamortized deferred financing fees related to our repayment at par of our 5.75% senior unsecured notes due 2042. The loss on early extinguishment of debt of $0.3 million in the 2017 period reflects prepayment fees and the write off of unamortized deferred financing fees, net of the write off of an unamortized premium related to our repayment at par of $41.3 million of mortgage debt at Parkshore Plaza and the write off of unamortized deferred financing fees and the write off of an unamortized discount related to our repayment at par of our 6.65% senior unsecured notes due 2018.
.
Gain on sale of properties, net. Gain on sale of properties, net increased $208.4 million in the 2018 period, compared to the 2017 period. Gain on sale of properties, net in the 2018 period primarily relates to the following (dollars in thousands):

Asset	Gain on Sale
1600 Market Street	$54,599
600 West Chicago Avenue	107,790
5073, 5075, & 5085 S. Syracuse Street	42,762
1601 Dry Creek Drive	26,979
777 East Eisenhower Parkway	5,321
8750 Bryn Mawr Avenue	15,609
$253,060

Gain on sale of properties, net in the 2017 period primarily relates to the following (dollars in thousands):

Asset	Gain (Loss) on Sale
111 Market Place	$(5,968)
Cabot Business Park Land	(57)
Seton Center portfolio	22,479
Parkshore Plaza	(2,460)
25 S. Charles Street	(3,487)
802 Delaware Avenue	9,046
1500 Market Street	38,585
6600 North Military Trail	(14,175)
Portfolio of five properties sold in July 2017	702
$44,665

Income tax expense. Income tax expense increased $2.1 million in the 2018 period, compared to the 2017 period, primarily due to the state and local taxes incurred upon the sale of properties.

Net income attributable to noncontrolling interest. In 2018 and 2017, we granted LTIP Units to certain of our trustees and employees. The net income attributable to noncontrolling interest of $90,000 in the 2018 period and $18,000 in the 2017 period relates to the allocation of net income to the LTIP Unit holders.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As of September 30, 2018, we had $2.9 billion of cash and cash equivalents and marketable securities.  We expect to use our cash balances and marketable securities, cash flow from our operations and proceeds of any future property sales to fund our operations, repay debt, make distributions, repurchase our common shares, acquire assets or entities, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

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

Cash flows provided by (used in) operating, investing and financing activities were $50.5 million, $943.6 million and $(671.7) million, respectively, for the nine months ended September 30, 2018, and $62.8 million, $375.4 million and $(298.6) million, respectively, for the nine months ended September 30, 2017.  Changes in these three categories of our cash flows between 2018 and 2017 are primarily related to a decrease in property net operating income, dispositions of properties, purchase of marketable securities, proceeds from sales of marketable securities, repayments of debt and repurchase of our common shares.

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

Borrowings under our revolving credit facility currently bear interest at LIBOR plus a spread, which was 105 basis points as of September 30, 2018.  We also pay a facility fee of 20 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Both the interest rate spread and the facility fee are subject to adjustment based upon changes to our credit ratings.  We are allowed to borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  As of September 30, 2018, the interest rate payable on borrowings under our revolving credit facility was 3.31%.  As of September 30, 2018, we had no balance outstanding under our revolving credit facility.

On March 7, 2018, we redeemed at par all $175.0 million of our 5.75% senior unsecured notes due 2042.

On September 26, 2018, our Board of Trustees declared a special, one-time cash distribution of $2.50 per common share/unit to shareholders/unitholders of record on October 9, 2018. On October 23, 2018, we paid this distribution to such shareholders/unitholders in the aggregate amount of $304.7 million.

During the nine months ended September 30, 2018, we paid an aggregate of $6.0 million of distributions on our series D preferred shares.  On September 26, 2018, we announced that our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which is expected to be paid on November 15, 2018 to shareholders of record on October 29, 2018.

On March 15, 2017, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. In March 2018, this share repurchase authorization, of which $81.0 million was not utilized, expired. On March 14, 2018, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. During the nine months ended September 30, 2018, we repurchased and retired 2,970,209 of our common shares, at a weighted average price of $29.67 per share, for a total investment of $88.1 million, of which $69.0 million was under the March 2017 authorization and $19.1 million was under the March 2018 authorization. The $130.9 million of remaining authorization available under our share repurchase program as of September 30, 2018 is scheduled to expire on March 14, 2019.

Our outstanding debt maturities and weighted average interest rates as of September 30, 2018, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
Year	Unsecured Fixed Rate Debt	Secured Fixed Rate Debt	Total(1)	Weighted Average Interest Rate(2)
2018	$—	$272	$272	5.7%
2019	—	1,126	1,126	5.7%
2020	250,000	1,189	251,189	5.9%
2021	—	25,463	25,463	5.7%
2022	—	663	663	5.7%
2023	—	702	702	5.7%
2024	—	743	743	5.7%
2025	—	787	787	5.7%
2026	—	204	204	5.7%
2027	—	—	—	—%
Thereafter	—	—	—	—%
	$250,000	$31,149	$281,149	5.9%

(1)	Total debt outstanding as of September 30, 2018, including net unamortized premiums and discounts and net unamortized deferred financing costs, was $279,901.

(2)	Weighted based on current contractual interest rates.

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
During the nine months ended September 30, 2018, we sold six properties (eight buildings) with a combined 4.1 million square feet for an aggregate sales price of $1.0 billion, excluding closing credits and closing costs. For more information regarding these transactions, see Note 3 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

During the three and nine months ended September 30, 2018 and 2017, amounts capitalized at our properties, including properties sold or classified as held for sale, for tenant improvements, leasing costs and building improvements were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Tenant improvements(1)	$11,490	$3,015	$36,170	$22,751
Leasing costs(2)	11,699	3,070	19,450	12,665
Building improvements(3)	2,223	8,469	7,110	20,569

(1)	Tenant improvements include capital expenditures to improve tenants’ spaces.

(2)	Leasing costs include brokerage commissions and legal expenses.

(3)
Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.

During the three months ended September 30, 2018, commitments made for expenditures in connection with leasing space at our properties, excluding leasing activity for assets during the quarter in which the asset was sold or classified as held for sale, were as follows (dollar and square foot measures in thousands):

	New Leases	Renewals	Total
Rentable square feet leased during the period	562	1	563
Tenant improvements and leasing commissions	$66,473	$3	$66,476
Tenant improvements and leasing commissions per rentable square foot	$118.28	$2.50	$118.03
Weighted average lease term by square foot (years)	14.4	5.0	14.4
Total tenant improvements and leasing commissions per rentable square foot per year	$8.23	$0.50	$8.22

Debt Covenants

Our unsecured debt obligations at September 30, 2018 were our publicly issued senior unsecured notes. Our public debt indenture and related supplements and our credit agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios.  At September 30, 2018, we believe we were in compliance with all covenants under both our indenture and related supplements, and under our credit agreement.  In addition to our unsecured debt obligations, we had $31.6 million (including net unamortized premiums and net unamortized deferred financing costs) of mortgage notes outstanding at September 30, 2018.

None of our indenture and related supplements, our credit agreement, or our mortgage notes contain provisions for acceleration or require us to provide collateral security which could be triggered by our debt ratings.  However, our senior debt rating is used to determine the interest rate and the fees payable under our credit agreement.

Off Balance Sheet Arrangements

As of September 30, 2018, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We had no swaps or hedges as of September 30, 2018.

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

The following table provides a reconciliation of net income to FFO attributable to Equity Commonwealth common shareholders and unitholders and a calculation to Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Reconciliation to FFO:
Net income	$32,777	$33,224	$257,486	$51,235
Real estate depreciation and amortization	10,978	20,842	37,298	71,077
Loss on asset impairment	—	—	12,087	19,714
Gain on sale of properties, net	(20,877)	(25,080)	(253,025)	(44,670)
FFO attributable to Equity Commonwealth	22,878	28,986	53,846	97,356
Preferred distributions	(1,997)	(1,997)	(5,991)	(5,991)
FFO attributable to Equity Commonwealth common shareholders and unitholders	$20,881	$26,989	$47,855	$91,365

Reconciliation to Normalized FFO:
FFO attributable to Equity Commonwealth common shareholders and unitholders	$20,881	$26,989	$47,855	$91,365
Lease value amortization	(4)	388	76	1,479
Straight line rent adjustments	(1,435)	(3,557)	(3,985)	(12,487)
Loss on early extinguishment of debt	—	203	6,403	266
Loss on sale of securities	—	—	4,987	—
Loss on sale of real estate mortgage receivable	2,117	—	2,117	—
Income taxes related to gains on property sales	25	—	2,498	—
Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders	$21,584	$24,023	$59,951	$80,623

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

A reconciliation of NOI to net income for the three and nine months ended September 30, 2018 and 2017, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Rental income	$34,138	$61,091	$112,898	$215,648
Tenant reimbursements and other income	12,735	16,707	41,199	53,300
Operating expenses	(20,257)	(32,380)	(64,377)	(110,751)
NOI	$26,616	$45,418	$89,720	$158,197

NOI	$26,616	$45,418	$89,720	$158,197
Depreciation and amortization	(11,287)	(21,133)	(38,211)	(71,970)
General and administrative	(10,905)	(11,689)	(35,466)	(35,727)
Loss on asset impairment	—	—	(12,087)	(19,714)
Operating income	4,424	12,596	3,956	30,786

Interest and other income, net	12,626	7,596	31,074	17,987
Interest expense	(5,085)	(11,510)	(21,550)	(41,387)
Loss on early extinguishment of debt	—	(203)	(6,403)	(266)
Gain on sale of properties, net	20,877	25,080	253,025	44,670
Income from continuing operations before income taxes	32,842	33,559	260,102	51,790
Income tax expense	(65)	(335)	(2,616)	(555)
Net income	$32,777	$33,224	$257,486	$51,235

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
President and Chief Executive Officer
	Dated:	October 25, 2018

By:	/s/ Adam S. Markman
Adam S. Markman
Executive Vice President, Chief Financial Officer and Treasurer
	Dated:	October 25, 2018