Form 10-K
period 2018-12-31
Equity Commonwealth
filed 2019-02-14
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
 ☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting common shares of beneficial ownership, $0.01 par value, or common shares, of the registrant held by non-affiliates was approximately $3.8 billion based on the $31.50 closing price per common share on the New York Stock Exchange on June 29, 2018. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our trustees, executive officers, and any 10% or greater stockholders. These assumptions should not be deemed to constitute an admission that all trustees, executive officers, and 10% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our trustees, officers, and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.
Number of registrant’s common shares outstanding as of February 7, 2019:  121,684,514.
DOCUMENTS INCORPORATED BY REFERENCE
Certain Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the definitive Proxy Statement for the 2019 Annual Meeting of Shareholders, or the definitive Proxy Statement, which Equity Commonwealth intends to file no later than 120 days after the end of its fiscal year ended December 31, 2018.

FORWARD LOOKING STATEMENTS
Some of the statements contained in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the federal securities laws including, but not limited to, statements pertaining to our capital resources, portfolio performance, results of operations or anticipated market conditions. Any forward-looking statements contained in this Annual Report on Form 10-K are intended to be made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Any forward-looking statements contained in this Annual Report on Form 10-K reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in this Annual Report on Form 10-K.

EQUITY COMMONWEALTH
2018 FORM 10-K ANNUAL REPORT

EXPLANATORY NOTE

References in this Annual Report on Form 10-K to "the Company", "EQC", "we", "us" or "our", refer to Equity Commonwealth and its consolidated subsidiaries as of December 31, 2018, unless the context indicates otherwise.

PART I
Item 1.    Business.
The Company.    We are an internally managed and self-advised real estate investment trust, or REIT, primarily engaged in the ownership and operation of office buildings in the United States. We were formed in 1986 under Maryland law and we have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the Code). The Company operates as what is commonly referred to as an umbrella partnership real estate investment trust, or UPREIT, conducting substantially all of its activities through EQC Operating Trust, a Maryland real estate investment trust (the Operating Trust).
The Company beneficially owned 99.96% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust (OP Units) as of December 31, 2018, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.
At December 31, 2018, our portfolio consisted of 10 properties, with a total of 5.1 million square feet. Over the past five years, we disposed of 158 properties and three land parcels totaling 40.7 million square feet for an aggregate gross sales price of $5.4 billion, as well as $704.8 million of common shares of Select Income REIT. The remaining 10 properties were 94.8% leased and had 91.2% commenced occupancy as of December 31, 2018. In 2018, the Company completed seven property dispositions totaling $1.0 billion. In addition, in January 2019, the Company entered into an agreement to sell the entity owning 1735 Market Street in Philadelphia for a gross sale price of $451.6 million. We currently have two other properties totaling 1.4 million square feet for sale.
We remain focused on creating value through proactive asset management and improving operating results, while evaluating opportunities to invest capital in high-quality assets or businesses in favorable markets that offer a compelling risk-reward profile. We have generated significant proceeds from dispositions. Since 2014, we have used these proceeds to retire $3.0 billion of debt and preferred shares and have $2.7 billion of cash and cash equivalents and marketable securities as of December 31, 2018. The set of opportunities that we pursue in the future may include acquisitions of office as well as other property types in order to create a foundation for long-term growth. Alternatively, we may decide to sell or liquidate the Company if we believe a sale or liquidation will maximize shareholder value.
As of December 31, 2018, we had 41 full-time employees. Our principal executive offices are located at Two North Riverside Plaza, Suite 2100, Chicago, Illinois 60606, our telephone number is (312) 646-2800 and our website is www.eqcre.com. The content on any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.
Policies with Respect to Certain Activities
The discussion below sets forth certain additional information regarding our investment, repositioning, disposition and financing policies. These policies are established by our Board of Trustees and may be changed by our Board of Trustees at any time without shareholder approval.
Investment Policies.    In evaluating potential investments and asset sales, we consider various factors, including but not limited to the following:

•	the type of property;

•	the historical and projected rents received and likely to be received from the property;

•	the historical and expected operating expenses, including real estate taxes, incurred and expected to be incurred at the property;

•	the growth, tax and regulatory environments of the market in which the property is located;

•	the quality and credit worthiness of the property's tenants;

•	occupancy and demand for similar properties in the same or nearby markets;

•	the construction quality, physical condition and design of the property, and expected capital expenditures that may be needed to be made to the property;

•	the location of the property; and

•	the pricing of comparable properties as evidenced by recent market sales.
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
Office Repositioning Strategy.    Our office repositioning strategy is to own and acquire, at a discount to replacement cost, high-quality multi-tenant assets in markets and sub-markets with favorable long-term supply and demand fundamentals. Our efforts in the office sector will primarily be focused on larger buildings in central business districts and major urban areas that offer an attractive quality of life, including opportunities for tenants to live and play in close proximity to where they work, with a preference for markets that have above average limitations on new supply.
Financing Policies.    Our debt indenture and its supplements contain financial covenants that, among other things, restrict our ability to incur indebtedness and require us to maintain certain financial ratios. Our Board of Trustees may determine to seek additional capital through equity offerings, debt financings, retention of cash flows in excess of distributions to shareholders or a combination of these methods. One of our properties is encumbered by a mortgage. To the extent that our Board of Trustees decides to obtain additional debt financing, we may do so on an unsecured basis or a secured basis, subject to limitations in existing financing or other contractual arrangements; we may seek to obtain lines of credit or to issue securities senior to our common and/or preferred shares, including preferred shares or debt securities which may be convertible into common shares or be accompanied by warrants to purchase common shares; or we may engage in transactions which involve a sale or other conveyance of properties to affiliated or unaffiliated entities. We may finance acquisitions by an exchange of properties, by assuming outstanding mortgage debt on the acquired properties, by the issuance of additional equity securities or debt or by using retained cash flow from operations and dispositions. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties. We may from time to time re-evaluate and modify our financing policies in light of then current market conditions, relative availability and costs of debt and equity capital, the changing values of properties, growth and acquisition opportunities and other factors, and we may increase or decrease our ratio of debt to total capitalization.
Competition.    Investing in and operating real estate is a highly competitive business. We compete against other REITs, numerous financial institutions, individuals and public and private companies who are actively engaged in this business. Also, we compete for tenants and investments based on a number of factors including pricing, underwriting criteria and reputation. Our ability to successfully compete is also impacted by economic and population trends, availability of acceptable investment opportunities, our ability to negotiate beneficial leasing and investment terms, availability and cost of capital and new and existing laws and regulations. Some of our competitors are dominant in selected geographic markets, including in markets in which we operate. Some of our competitors have greater financial and other resources than we have.
For additional information on competition and the risks associated with our business, please see "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K.
Environmental and Climate Change Matters.    Under various federal, state and local laws related to environmental, health and safety matters, owners, former owners, operators and tenants of real estate may be subject to liabilities resulting from the presence of hazardous substances, waste or petroleum products at, on, under, or emanating from such real estate, including costs for investigating and remediating or removing hazardous substances present at or migrating from such properties, liabilities for property damage or personal injuries, natural resource damages, and costs and losses arising from property use restrictions or diminution in value. We, or our tenants, also may incur liability for failing to comply with environmental, health and safety laws. We do not believe that there are environmental conditions or issues at any of our properties that have had or will have a material adverse effect on us. However, no assurances can be given that conditions or issues are not present at our properties or that costs we may be required to incur in the future to remediate contamination or comply with environmental, health and safety laws will not have a material adverse effect on our business or financial condition.
We estimate the cost to remove hazardous substances or address environmental issues at some of our properties based in part on environmental surveys and analyses conducted on our properties.

Some of our properties have been or may be impacted by releases of hazardous substances or petroleum products. Such contamination may arise from a variety of sources, including historic uses of our properties for commercial or industrial purposes, spills of such materials at adjacent properties, or releases from tanks used on our properties to store petroleum or hazardous substances. In addition, certain of our properties are on sites upon which or are adjacent to or near other properties upon which others, including former owners or tenants, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances. Though we have reviewed these properties for potential environmental liabilities, we cannot assure that we have identified all potential environmental liabilities.
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
We may make acquisitions that are viewed unfavorably by our investors. We evaluate a range of opportunities in various property types, including portfolios of properties, individual properties and businesses. As our portfolio has decreased in size, a significant acquisition will have a greater impact on our Company. Our investors may view an acquisition that we make unfavorably for a number of reasons, including because they believe we overvalued the acquired assets or they disfavor the property type, quality or location of the acquired assets. If we make a significant acquisition that is viewed unfavorably by our investors, then our stock price could be negatively affected.

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

We may not be successful in making acquisitions using the significant cash we have accumulated from prior dispositions. Our ability to identify and consummate acquisitions of properties or businesses is subject to significant risks, including the following:

•	we may be unable to identify attractive acquisition opportunities;

•	we may be unable to make acquisitions at favorable prices;

•	we may be unable to make an acquisition because of competition from other real estate investors, such as private real estate companies, publicly traded REITs and institutional investment funds; and

•	we may be unable to finance acquisitions on favorable terms or at all.

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
We may make dispositions on unfavorable terms or that result in reputational harm.
Our strategy in the office sector focuses on owning larger office buildings in central business districts and major urban areas in markets and sub-markets with favorable long-term supply and demand fundamentals. In order to execute this plan, we will need to selectively dispose of certain assets, hold other assets and acquire new assets. We may not be able to find attractive sale opportunities for assets we wish to dispose of in order to execute our repositioning strategy or we may not be able to complete sales in a timely manner, if at all. Our ability to continue to sell certain of our properties, and the prices we receive in any such sales, may be negatively affected by many factors. In particular, these factors could arise from weakness in or the lack of an established market for a property, the illiquid nature of real estate assets, changes in the financial condition or prospects of tenants and prospective purchasers, a limited number of prospective purchasers in certain markets, increase in the cost of or lack of availability of debt, the number of competing properties on the market, a deterioration in current local, national or international economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. In addition, provisions of the Code relating to REITs may limit our ability to sell properties. See risk factor below “Risks Related to Our Taxation as a REIT—The tax on “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for U.S. federal income tax purposes.” For these reasons, we may be unable to sell certain of our properties for an extended period of time or at all, our business plan to sell certain of our properties may not succeed, and we may incur reputational harm.

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

We have engaged CBRE to provide property management services for our properties pursuant to a master property management agreement. The successful operation and management of our properties requires significant coordination between us and CBRE. Additionally, CBRE can terminate the property management agreement, as a whole or as to any one or more of our properties, without cause upon providing three months’ notice, and we are permitted to terminate the property management agreement, as a whole or as to any one or more of our properties, without cause upon 60 days’ notice. If we are unable to successfully coordinate with CBRE with respect to property management or the property management agreement with CBRE is terminated, in whole or in part, our operations could be disrupted, which may have a negative effect on our financial condition and results of operations.

Disruptions to the office real estate market may reduce the overall demand for office space, which could materially and adversely affect our results of operations.

Shared office spaces, telecommuting, flexible work schedules and teleconferencing have impacted the office real estate market, including a trend for companies to utilize shared office spaces and co-working spaces, particularly in central business districts. To the extent this trend continues, it may reduce the overall demand for office space, which could materially and adversely affect our results of operations.

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

We periodically evaluate the recoverability of the carrying values of each of the real estate assets that comprise our portfolio. In undertaking our portfolio reviews, we comprehensively review our portfolio to evaluate whether there is any indication that the carrying value of the real estate properties (including any related amortizable intangible assets or liabilities) may not be recoverable, including by projecting property operating performance for the anticipated hold period and general market conditions. We recorded impairment charges of $12.1 million, $19.7 million and $58.5 million during the years ended December 31, 2018, 2017 and 2016, respectively, in accordance with our impairment analysis procedures. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets.
As part of the evaluation of our portfolio, we compare the current carrying value of the asset to the estimated undiscounted cash flows that are directly associated with the use and ultimate disposition of the asset. Our estimated cash flows are based on several key assumptions, including anticipated hold periods, assumptions regarding the residual value upon disposition, including the exit capitalization rate, rental rates, costs of tenant improvements, and leasing commissions. These key assumptions are subjective in nature and could differ materially from actual results. Additionally, changes in our repositioning strategy or changes in the marketplace may alter the hold period of an asset or asset group, which may result in an impairment loss and such loss could be material to the Company's financial condition or operating performance. To the extent that the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over fair value. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.
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
If market and economic conditions worsen, our business, financial condition and results of operations could be adversely affected.

We are unable to predict with any certainty whether economic conditions will decline, remain stable or improve. If current economic conditions deteriorate, business layoffs, downsizing, industry slowdowns and other similar factors that affect our tenants could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio. Additionally, the cost and availability of credit and the commercial real estate market generally may be adversely affected by an unstable political environment globally and in the U.S., high levels of unemployment, insufficient consumer demand or confidence, the impacts of changes in the U.S. federal budgetary process, changes in regulatory environments and other macro-economic factors. Deteriorating economic conditions could also have an impact on our lenders or tenants, causing them to fail to meet their obligations to us. No assurances can be given that the current economic conditions will remain stable or improve, and if market and economic conditions weaken, our ability to lease our properties and increase or maintain rental rates may be affected, which would have a material adverse effect on our business, financial condition and results of operations.

Political instability and regulatory uncertainty could adversely affect our occupancy rates, rental rates, rent collections and the overall value of our assets, which could have an adverse effect on our results of operations.

As a result of political instability and regulatory uncertainty associated with the United States government and other state and local governments, or our tenants responses to such instability or uncertainty, there may be significant economic disruption in the jurisdictions in which we operate and own properties. Political instability may have consequences such as disruptions in government operations, higher interest rates, inflation, increased market volatility or recession. If these or similar consequences were to materialize, we may have difficulty in collecting rents, attracting new tenants and renewing leases, any of which could materially impact our results of operations. Also, elements of our business are dependent on various local, state and federal government agencies for oversight and approval, and disruptions in government operations or regulatory uncertainty could inhibit our operations and materially affect our results of operations.

We rely on the financial condition of our tenants and would be harmed by a weakening of such condition or the inability of our tenants to pay rent.

Our performance depends on the financial condition of our tenants and their ability to fulfill their lease obligations by paying their rental payments in a timely manner. As a result, we would be harmed if one or more of our major tenants, or a number of our smaller tenants, were to experience financial difficulties, including bankruptcy, insolvency, or general downturn of business. As of December 31, 2018, the 12 largest tenants in our operating portfolio represented approximately 46.3% of our annualized rental revenue. The inability of a major tenant to pay rent, or the bankruptcy or insolvency of a major tenant, may adversely affect income. If any of our major tenants were to experience a downturn in its business, or a weakening of its financial condition, such an event could have an adverse effect on our investment or our financial condition.

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
As of December 31, 2018, leases representing 10.0% of our portfolio square footage will expire by the end of 2019 and an additional 2.4% of our portfolio square footage will expire by the end of 2020. When we renew leases or lease to new tenants we may receive less rent than we currently receive. Market conditions may require us to lower our rents to retain tenants. When we lease to new tenants or renew leases, we may have to spend substantial amounts for leasing commissions, tenant improvements or tenant inducements. Many of our leases are for properties that are specially suited to the particular business of our tenants. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant. In general, tenants have been seeking to increase their space utilization under their leases, including reducing the amount of square footage per employee at leased properties, which may reduce the demand for leased space. If a significant number of such events occur, our income and cash flow may materially decline and our ability to make regular distributions to our shareholders may be jeopardized.
We derive a significant portion of our revenues from five of our properties, which puts us at risk of losses at such properties having a material adverse effect on our business.
 As of December 31, 2018, approximately 71.5% of our annualized rental revenue was derived from five of our ten properties, and 13.9% of our annualized rental revenue was derived from one tenant. Events that negatively impact one or more of these properties, such as a natural disaster, would have a much larger adverse effect on our revenues than a corresponding occurrence affecting a less significant property, and events that negatively impact a significant tenant would have a much larger adverse effect on our revenues than a corresponding occurrence affecting a less significant tenant. If the revenues generated by one or more of these properties or tenants were to decline substantially, such decline could have a material adverse effect on our business.
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
As of December 31, 2018, we had $276.0 million in debt outstanding, which was 7.8% of our total book capitalization. As a result, we are and expect to be subject to the risks normally associated with debt financing, including that:

•	interest rates may rise;

•	our cash flow will be insufficient to make required payments of principal and interest;

•	any refinancing will not be on terms as favorable as those of our existing debt;

•	required payments on our mortgage and on our other debt are not reduced if the economic performance of any property declines;

•	debt service obligations will reduce funds available for distribution to our shareholders;

•	any default on our debt, due to noncompliance with financial covenants or otherwise, could result in acceleration of those obligations;

•	we may be unable to refinance or repay the debt as it becomes due, and

•	if our degree of leverage is viewed unfavorably by lenders or potential joint venture partners, it could affect our ability to obtain additional financing.
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
Although interest rates remain below historical long term averages, interest rates have become more volatile. Increases in interest rates may adversely affect us and the value of an investment in our shares, including in the following ways:

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

•
We currently do not have any outstanding variable rate debt. However, to the extent we incur any such debt in the future, our interest costs will increase when interest rates rise, which could adversely affect our cash flow, ability to pay principal and interest on debt, cost of refinancing debt when it becomes due and ability to make or sustain distributions to our shareholders. Additionally, if we choose to hedge any interest rate risk, we cannot assure that any such hedge will be effective or that our hedging counterparty will meet its obligations to us.

A lack of any limitation on our debt could result in our becoming more highly leveraged.

Our governing documents do not limit the amount of indebtedness we may incur. Furthermore, our note indenture permits us and our subsidiaries to incur additional debt, including secured debt. Accordingly, we may incur additional debt. We might become more highly leveraged as a result, and our financial condition, results of operations and cash available for distribution to shareholders might be negatively affected, and the risk of default on our indebtedness could increase.

If we fail to maintain an effective system of integrated internal controls, we may not be able to accurately report our financial results.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal controls. As a result of weaknesses that may be identified in our internal controls, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we discover weaknesses, we will make efforts to improve our internal and disclosure controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with the NYSE. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the per share trading price of our securities.
We could become a party to legal proceedings, which could adversely affect our financial results and/or distract our Board of Trustees and management.
Claims may be filed against us in connection with any action we may or may not take in the ordinary course of business or otherwise, including the operations of any of our properties, any equity or debt financing we may undertake, any sales or purchases of assets, past and future changes to our corporate governance and other past or future actions taken by or on behalf of the Company. The results of litigation are difficult to predict and we can provide no assurance that our legal conclusions or positions will be upheld. Moreover, legal claims present a risk of protracted litigation, incurrence of significant attorneys' fees, costs and expenses, and diversion of management's attention from the operation of our business. In addition, we have agreed to indemnify our present and former Trustees, officers and property managers who are made or threatened to be made parties to a legal proceeding by reason of their service in that capacity, which may be costly. Adverse rulings in any such legal proceedings could have a material adverse effect on our financial results and condition and cause substantial reputational harm and/or a decline in the market price of our shares.
We could incur significant costs and liabilities in connection with our dispositions of properties.
In connection with our dispositions of properties, we typically provide indemnification to the purchasers. To the extent that any claims are asserted by purchasers and we are required to indemnify them, our results of operations could be significantly affected.
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

Some of our current or sold properties have been or may be impacted by releases of hazardous substances or petroleum products. Such contamination may arise from a variety of sources, including historic uses of our properties for commercial or industrial purposes, spills of such materials at adjacent properties, or releases from tanks used on our properties to store petroleum or hazardous substances. In addition, certain of our current or sold properties are or were on sites upon which, or are or were adjacent to or near, other properties upon which others, including former owners or tenants, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.
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

Buildings and other structures on properties that we currently own or operate or formerly owned or operated or those we acquire or operate in the future contain, may contain, or may have contained, asbestos-containing material (or ACM). Environmental, health and safety laws require that ACM be properly managed and maintained, and include requirements to undertake special precautions, such as removal or abatement, if ACM would be disturbed during maintenance, renovation, or demolition of a building, potentially resulting in substantial costs. Moreover, laws regarding ACM may impose fines and penalties on owners, employers and operators, and we may be subject to liability for releases of ACM into the air in our current or sold buildings and third parties may seek recovery from owners or operators of real property for personal injury associated with ACM.
When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues also can stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. The presence of mold or other airborne contaminants in our current or sold buildings could expose us to costs and liabilities to address these issues, including from third parties if property damage or personal injury occurs.
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
We may co-invest with third parties through partnerships, joint ventures or other structures in which we acquire noncontrolling interests in, or share responsibility for, managing the affairs of a business, property, partnership, co-tenancy or other entity. If we enter into any such joint venture or similar ownership structure, we may not be in a position to exercise sole decision-making authority regarding the properties owned through such joint ventures or similar ownership structure. In addition, investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including potential deadlocks in making major decisions, restrictions on our ability to exit the joint venture, reliance on joint venture partners and the possibility that a joint venture partner might become bankrupt or fail to fund its share of required capital contributions, thus exposing us to liabilities in excess of our share of the joint venture or jeopardizing our REIT status. The funding of our capital contributions to such joint ventures may be dependent on proceeds from asset sales, debt issuance, or sales of equity securities. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. We may, in specific circumstances, be liable for the actions of our joint venture partners. In addition, any disputes that may arise between us and joint venture partners may result in litigation or arbitration that would increase its expenses. Any of the foregoing may have a material adverse effect on our business, financial condition and results of operations.
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
The Financial Accounting Standards Board issued an accounting standard, effective for us for reporting periods beginning after December 15, 2018, that requires companies to capitalize all leases on their balance sheets by recognizing a lessee's rights and obligations. Many companies that account for certain leases on an "off balance sheet" basis will be required to account for such leases "on balance sheet." This change will remove many of the differences in the way companies account for owned property and leased property, and could have a material effect on various aspects of our tenants' businesses, including their credit quality and the factors they consider in deciding whether to own or lease properties. The new standard could cause companies that lease properties to prefer shorter lease terms, in an effort to reduce the leasing liability required to be recorded on their balance sheets. The new standard could also make lease renewal options less attractive, as, under certain circumstances, the rule would require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term.
Risks Related to Our Securities
We may not distribute any of our significant existing cash balances to shareholders, which could be viewed unfavorably by investors and materially and adversely affect our company.
Any distributions will be made at the discretion of our Board of Trustees and will depend upon various factors that our Board deems relevant. We currently hold a significant amount of cash and marketable securities ($2.7 billion as of December 31, 2018) which enables us to pursue acquisitions and, as a result, we may elect not to distribute any of our existing cash to our shareholders. For 2019, the timing and amount of any potential distributions in connection with gains recognized upon dispositions of properties and/or net income from operations are uncertain. To the extent that our actual distributions in 2019 are less than expected by investors, it could materially and adversely affect our company.
Our cash may be subject to a risk of loss and we may be exposed to fluctuations in the market values of our investments.

Our assets include a significant amount of cash that we invest in investments that are intended to preserve principal value and maintain a high degree of liquidity while providing current income. We currently invest the majority of our cash in bank deposits with investment grade financial institutions. We have and may in the future invest in a variety of other investments as part of our cash management strategy. Nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation, or the FDIC. Therefore, our cash and any bank deposits or other investments that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value or liquidity.
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
We conduct substantially all of our business through, and substantially all of our properties are owned by, our subsidiaries. Consequently, our ability to pay debt service on our outstanding notes and any notes we issue in the future will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and have their own liabilities. Payments due on our outstanding notes, and any notes we may issue, are, or will be, effectively subordinated to liabilities of our subsidiaries, including guaranty liabilities. As of December 31, 2018, our subsidiaries had $26.5 million of debt (including net unamortized premiums and net unamortized deferred financing costs). Our outstanding notes are, and any notes we may issue will be, effectively subordinated to any secured debt with regard to our assets pledged to secure those debts.
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

Our declaration of trust authorizes our Board of Trustees to, among other things, issue additional shares of capital stock without stockholder approval. We cannot predict whether future issuances or sales of our common shares or the availability of shares for resale in the open market will decrease the per share trading price of our common shares. The issuance of substantial numbers of our common shares in the public market, or upon conversion of our Series D preferred shares, or the perception that such issuances might occur, could adversely affect the per share trading price of our common shares. In addition, we may issue our common shares or other long-term equity awards under the Equity Commonwealth 2015 Omnibus Incentive Plan, as amended. Any such future issuances may be dilutive to existing shareholders.
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
As of December 31, 2018, we beneficially owned 99.96% of the outstanding OP Units. Our Operating Trust may, in connection with our acquisition of additional properties or otherwise, issue OP Units to third parties. Additionally, we have and may in the future issue long-term equity awards convertible into OP Units (LTIP Units) to trustees, officers, or employees. Such issuances of OP Units, or the conversion of LTIP Units into OP Units, would reduce our ownership in the Operating Trust and, consequently, our share of distributions from the Operating Trust. Because OP Units may be redeemed (sometimes subject to vesting or performance achievements) for, at our election, cash or common shares, additional common shares may be issued in respect of any such redeemed OP Units, which would dilute existing shareholders. Our shareholders do not have any voting rights with respect to any such issuances, redemptions or other operational activities of the Operating Trust.

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
If we fail to qualify as a REIT for U.S. federal income tax purposes, and are unable to avail ourselves of certain savings provisions set forth in the Code, we likely would be subject to U.S. federal income tax at regular corporate rates. As a taxable corporation, we would not be allowed to take a deduction for distributions to shareholders in computing our taxable income or pass through long term capital gains to individual shareholders at favorable rates. We also could be subject to the U.S. federal alternative minimum tax (for taxable years beginning before December 31, 2017) and possibly increased state and local taxes. We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify unless the IRS were to grant us relief under certain statutory provisions. If we failed to qualify as a REIT, we likely would have to pay significant income taxes, which likely would reduce our net earnings available for investment or distribution to our shareholders. If we fail to qualify as a REIT, such failure may adversely affect our ability to raise capital and to service our debt.  This likely would have a significant adverse effect on our earnings and the value of our securities. In addition, we would no longer be required to pay any distributions to shareholders. If we fail to qualify as a REIT for U.S. federal income tax purposes and are able to avail ourselves of one or more of the statutory savings provisions in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.

Distributions to our shareholders may be taxed at rates that are higher than the 20% tax rate currently in effect for qualified dividends paid by “C” corporations, which could cause some investors to view an investment in REITs to be less attractive.
Beginning in 2018, under H.R. 1, distributions paid by REITs to noncorporate shareholders generally are eligible for rates that are 20% lower than ordinary income tax rates.  For those shareholders who pay income tax at the top marginal rate of 37%, the tax rate applicable to distributions paid by REITs would be 29.6%, which is higher than the 20% tax rate currently applicable to qualified dividend income paid by “C” corporations.  The more favorable tax rates currently available for corporate dividends may cause investors who are individuals, trusts and estates to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of our shares.
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

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% (25% for taxable years beginning before January 1, 2018) of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries (TRS) and, effective for our taxable year that began on January 1, 2016 and all future taxable years, no more than 25% of the value of our assets can be represented by debt instruments issued by “publicly offered REITs.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income, increasing our income tax liability, and reducing amounts available for distribution to our stockholders. In addition, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments (or, in some cases, forego the sale of such investments) that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make, and, in certain cases, maintain ownership of certain attractive investments.

The tax on “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Our Trustees have adopted an office repositioning strategy to own and acquire at a discount to replacement cost high-quality, multi-tenant office assets in markets and sub-markets with favorable long-term supply and demand fundamentals. Our efforts in the office sector will primarily be focused on larger office buildings in central business districts and major urban areas that offer an attractive quality of life, including opportunities for tenants to live and play in close proximity to where they work, with a preference for markets that have above average limitations on new supply. We believe that the dispositions related to the repositioning of our portfolio along with other dispositions that we have made or that we might make in the future will not be subject to the 100% penalty tax; however, because application of the prohibited transactions tax could be based on an analysis of all of the facts and circumstances, there can be no assurance that the gains on our prior real estate sales have not, or any future real estate sales will not, be subject to the 100% prohibited transaction tax.

With less rental revenue from the fewer properties, in order to comply with the 75% gross income test, we may be required to invest in debt obligations secured by mortgages on real property, which have more risks than investments in cash and cash equivalents.

One of the gross income requirements a REIT must satisfy each taxable year is that at least 75% of its gross income (excluding gross income from prohibited transactions and qualifying hedges) generally must be derived directly or indirectly from investments relating to real property or mortgages on real property. We currently have equity interests in ten office properties and, as of December 31, 2018, have cash and cash equivalents and marketable securities of $2.7 billion. With fewer income-producing real properties, we receive less rental revenue as a percentage of our total revenue. In order to comply with the 75% gross income test for each taxable year, we may be required to invest more of our assets in debt obligations secured by mortgages on real property, rather than cash and cash equivalents. Those mortgage debt obligations have more risks than investments in cash and cash equivalents.

Our ownership of TRSs has been and will continue to be limited and our transactions with our TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s length terms.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% (25% for taxable years beginning before January 1, 2018) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, for taxable years prior to 2018, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis.

TRSs that we have formed are subject to and will continue to be subject to U.S. federal, state and local income tax on their taxable income, and their after-tax net income is available for distribution to us but is not required to be distributed by such TRSs to us. We believe that the aggregate value of the stock and securities of our TRSs has been and we anticipate that the aggregate value will continue to be less than 20% (25% for taxable years beginning before January 1, 2018) of the value of our total assets (including our TRS stock and securities). Furthermore, we have monitored and will continue to monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we have scrutinized and will continue to scrutinize all of our transactions with TRSs to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS limitation discussed above or to avoid application of the 100% excise tax discussed above.

 Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code limit our ability to hedge our liabilities. Generally, income from a hedging transaction into which we enter to manage risk of interest rate fluctuations with respect to borrowings, including gain from the disposition of such hedging transactions, to the extent the hedging transactions hedge indebtedness incurred, or to be incurred, by us to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests, provided we properly identify the hedge pursuant to the applicable sections of the Code and Treasury regulations. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiary would be subject to tax on income or gains resulting from hedges entered into by it or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our taxable REIT subsidiary will generally not provide any tax benefit, except for being carried forward for use against future taxable income in our taxable REIT subsidiary, provided, however, losses in our taxable REIT subsidiary arising in taxable years beginning after December 31, 2017 may only be deducted against 80% of future taxable income in the taxable REIT subsidiary.

There is a risk of changes in the tax law applicable to REITs.

The IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. We cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our shareholders. In particular, H.R. 1, which generally takes effect for taxable years beginning on or after January 1, 2018 (subject to certain exceptions), makes many significant changes to the U.S. federal income tax laws that may profoundly impact the taxation of individuals and corporations (both regular C corporations as well as corporations that have elected to be taxed as REITs). A number of changes that affect noncorporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. These changes will impact us and our shareholders in various ways, some of which may be adverse or potentially adverse compared to prior law. To date, while the IRS has issued guidance with respect to certain of the new provisions, there remain interpretive issues that will require further clarification. It is likely that technical corrections legislation will be needed for certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future.

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
General.    At December 31, 2018, we had real estate investments totaling approximately $1.1 billion in 10 properties (18 buildings), that were leased to approximately 240 tenants. We account for the operations of all our properties in one reporting segment. At December 31, 2018, we owned the following real estate (dollars in thousands):

Property	State	Number of Buildings	Undepreciated Carrying Value(1)	Depreciated Carrying Value(1)	Annualized Rental Revenue(2)
1225 Seventeenth Street (17th Street Plaza)	CO	1	$162,848	$127,782	$23,755
1250 H Street, NW	DC	1	75,069	41,686	8,936
Georgetown-Green and Harris Buildings	DC	2	61,055	52,653	6,911
109 Brookline Avenue	MA	1	47,804	25,951	11,187
1735 Market Street(3)	PA	1	328,519	192,094	37,313
206 East 9th Street (Capitol Tower)	TX	1	51,351	44,278	7,833
Bridgepoint Square	TX	5	97,775	52,629	14,492
Research Park	TX	4	109,417	71,300	12,040
333 108th Avenue NE (Tower 333)	WA	1	153,527	120,410	21,771
600 108th Avenue NE (Bellevue Corporate Plaza)	WA	1	52,277	34,891	8,737
Total		18	$1,139,642	$763,674	$152,975

(1)	Excludes purchase price allocations for acquired real estate leases.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of December 31, 2018, plus estimated recurring expense reimbursements; excludes lease value amortization, straight line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

(3)
On January 29, 2019, certain of our subsidiaries entered into a contract to sell 100% of the equity interests in the fee simple owner of our 1,286,936 square foot property at 1735 Market Street, for a sales price of $451.6 million, excluding credits and closing costs. This transaction is subject to customary closing extensions and conditions, and there is no certainty that this transaction will close.

At December 31, 2018, one property (one building) was encumbered by a mortgage note payable totaling $26.5 million (including a net unamortized premium and net unamortized deferred financing costs). For more information regarding this mortgage note, see Note 7 of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

We are or may become a party to various legal proceedings. We are not currently involved in any litigation nor, to our knowledge, is any litigation threatened against us where the outcome would, in our judgment based on information currently available to us, have a material adverse effect on the Company.

Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares are traded on the NYSE (symbol: EQC). As of February 7, 2019, there were 1,166 shareholders of record of our common shares. However, because many of our common shares are held by brokers and other institutions on behalf of shareholders, we believe that there are considerably more beneficial holders of our common shares than record holders.
Distributions
Under our governing documents and Maryland law, distributions to our shareholders are to be authorized and declared by our Board of Trustees.
On September 26, 2018, our Board of Trustees declared a special, one-time cash distribution of $2.50 per common share/unit to shareholders/unitholders of record on October 9, 2018. On October 23, 2018, we paid this distribution to such shareholders/unitholders in the aggregate amount of $304.7 million. The timing and amount of future distributions is determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, our results of operations, our financial condition, debt and equity capital available to us, our expectations of our future capital requirements and operating performance, including our FFO, our Normalized FFO, and our cash available for distribution, restrictive covenants in our financial or other contractual arrangements (including those in our senior notes indenture), tax law requirements to qualify for taxation as and to remain a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations and fund acquisitions. If our taxable income exceeds our net operating loss carryforwards, we will likely be required to make a distribution. Whether we will make a distribution in 2019 and the timing of any such distribution remains uncertain. There can be no assurance that we will pay distributions in the future.

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

During the year ended December 31, 2018, we purchased and retired 2,970,209 of our common shares at a weighted average price of $29.67 per share for a total investment of $88.1 million, of which $69.0 million was under the March 2017 authorization and $19.1 million was under the March 2018 authorization. During the year ended December 31, 2017, we did not purchase any common shares under our common share repurchase program. The $130.9 million of remaining authorization available under our share repurchase program as of December 31, 2018 is scheduled to expire on March 14, 2019.

Surrender of Common Shares for Tax Withholding

During the year ended December 31, 2018, certain of our employees surrendered common shares owned by them to satisfy their statutory tax withholding obligations in connection with the vesting of restricted common shares and restricted stock units.

The following table summarizes all of these repurchases during the three months ended December 31, 2018:

Period	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs
October 2018	136,173	(1)	$29.86	N/A	N/A
November 2018	—		$—	N/A	N/A
December 2018	—		$—	N/A	N/A
Total	136,173	(1)	$29.86

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

Unregistered Sales of Securities

There were no unregistered sales of equity securities during the year ended December 31, 2018.

Performance Graph

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act or the Exchange Act that might incorporate SEC filings, in whole or in part, the following performance graph will not be incorporated by reference into any such filings.

The following graph compares the cumulative total shareholder return of our common shares for the period from December 31, 2013 to December 31, 2018, to the NAREIT All REITs Index, Standard & Poor’s 500 Index (S&P 500 Index), and to the NAREIT Equity Office Index over the same period. The graph assumes an investment of $100.00 in our common shares and each index and the reinvestment of all distributions. The shareholder return shown on the graph below is not indicative of future performance.

	Period Ended
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Equity Commonwealth	$100.00	$111.35	$120.29	$131.18	$132.35	$141.30
NAREIT All REITs Index	$100.00	$127.15	$130.06	$142.13	$155.30	$148.94
S&P 500 Index	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
NAREIT Equity Office Index	$100.00	$125.86	$126.22	$142.84	$150.33	$128.54
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

	Year Ended December 31,
Operating Data	2018	2017	2016	2015	2014
Total revenues	$197,022	$340,571	$500,680	$714,891	$861,857
Expenses:
Operating expenses	79,916	141,425	200,706	324,948	387,982
Depreciation and amortization	49,041	90,708	131,806	194,001	227,532
General and administrative	44,439	47,760	50,256	57,457	113,155
Loss on asset impairment	12,087	19,714	58,476	17,162	185,067
Acquisition related costs	—	—	—	—	5
Total expenses	185,483	299,607	441,244	593,568	913,741
Operating income (loss)	11,539	40,964	59,436	121,323	(51,884)
Interest and other income, net	46,815	26,380	10,331	5,989	1,561
Interest expense	(26,585)	(52,183)	(84,329)	(107,316)	(143,230)
(Loss) gain on early extinguishment of debt	(7,122)	(493)	(2,680)	6,661	4,909
Gain on sale of equity investment	—	—	—	—	171,561
Gain on issuance of shares by an equity investee	—	—	—	—	17,020
Foreign currency exchange loss	—	—	(5)	(8,857)	—
Gain on sale of properties, net	251,417	15,498	250,886	84,421	—
Income (loss) from continuing operations before income tax expense and equity in earnings of investees	276,064	30,166	233,639	102,221	(63)
Income tax expense	(3,156)	(500)	(745)	(2,364)	(3,191)
Equity in earnings of investees	—	—	—	—	24,460
Income from continuing operations	272,908	29,666	232,894	99,857	21,206
Discontinued operations	—	—	—	—	2,806
Net income	272,908	29,666	232,894	99,857	24,012
Net income attributable to noncontrolling interest	(95)	(10)	—	—	—
Net income attributable to Equity Commonwealth	272,813	29,656	232,894	99,857	24,012
Preferred distributions	(7,988)	(7,988)	(17,956)	(27,924)	(32,095)
Excess fair value of consideration paid over carrying value of preferred shares	—	—	(9,609)	—	—
Excess fair value of consideration over carrying value of preferred shares	—	—	—	—	(16,205)
Net income (loss) attributable to common shareholders	264,825	21,668	205,329	71,933	(24,288)
Weighted average common shares outstanding—basic	122,314	124,125	125,474	128,621	125,163
Weighted average common shares outstanding—diluted	123,385	125,129	126,768	129,437	125,163
Basic earnings per common share attributable to Equity Commonwealth common shareholders:
Income (loss) from continuing operations	$2.17	$0.17	$1.64	$0.56	$(0.21)
Net income (loss)	$2.17	$0.17	$1.64	$0.56	$(0.19)
Diluted earnings per common share attributable to Equity Commonwealth common shareholders:
Income (loss) from continuing operations	$2.15	$0.17	$1.62	$0.56	$(0.21)
Net income (loss)	$2.15	$0.17	$1.62	$0.56	$(0.19)
Common distributions declared	$2.50	$—	$—	$—	$0.25

	December 31,
Balance Sheet Data	2018	2017	2016	2015	2014
Real estate properties(1)	$1,139,642	$1,747,611	$2,856,890	$3,887,352	$5,728,443
Total assets	3,530,772	4,236,945	4,526,075	5,231,164	5,761,639
Total indebtedness, net	274,955	848,578	1,141,667	1,697,116	2,207,665
Total shareholders' equity	3,182,801	3,299,366	3,260,447	3,368,487	3,319,583
Noncontrolling interest	1,197	1,129	—	—	—
Total equity	3,183,998	3,300,495	3,260,447	3,368,487	3,319,583

(1)	Excludes value of acquired real estate leases.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in Part IV, Item 15 of this Annual Report on Form 10-K.

OVERVIEW

We are an internally managed and self-advised REIT primarily engaged in the ownership and operation of office buildings in the United States. We were formed in 1986 under Maryland law. The Company operates as what is commonly referred to as an umbrella partnership real estate investment trust, or UPREIT, conducting substantially all of its activities through the Operating Trust.

At December 31, 2018, our portfolio consisted of 10 properties (18 buildings), with a combined 5.1 million square feet for a total undepreciated book value of $1.1 billion and a depreciated book value of $0.8 billion. We currently have three properties totaling 2.7 million square feet for sale.

As of December 31, 2018, our overall portfolio was 94.8% leased. During the year ended December 31, 2018, we entered into leases, excluding leasing activity for assets during the quarter in which the asset was sold or classified as held for sale, for 1,145,000 square feet, including lease renewals for 268,000 square feet and new leases for 877,000 square feet.  Leases entered into during the year ended December 31, 2018, including both lease renewals and new leases, had weighted average cash rental rates that were approximately 3.2% higher than prior rental rates for the same space and weighted average GAAP rental rates that were approximately 15.2% higher than prior rental rates for the same space.  The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatements, the magnitude and timing of contractual rent increases over the lease term, and the years of term for the newly executed leases compared to the prior leases.

During the year ended December 31, 2018, we sold seven properties (nine buildings) with a combined 4.4 million square feet for an aggregate gross sales price of $1.0 billion, excluding credits and closing costs. During the year ended December 31, 2017, we sold 16 properties (37 buildings) and two land parcels with a combined 6.6 million square feet for an aggregate gross sales price of $862.6 million, excluding credits and closing costs. We have generated significant proceeds from our dispositions to date and have cash and cash equivalents and marketable securities of $2.7 billion as of December 31, 2018. During the year ended December 31, 2018, we repaid an aggregate of $400.0 million in outstanding term loans and redeemed an aggregate of $175.0 million of outstanding unsecured notes. Additionally, in January 2019, certain of our subsidiaries entered into a contract to sell 100% of the equity interests in the fee simple owner of our 1.3 million square foot property at 1735 Market Street, for a sales price of $451.6 million, excluding credits and closing costs. For more information regarding these transactions, see Notes 3 and 20 of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. As we have sold assets, our income from operations has also declined.

On September 26, 2018, our Board of Trustees declared a special, one-time cash distribution of $2.50 per common share/unit to shareholders/unitholders of record on October 9, 2018. On October 23, 2018, we paid this distribution to such shareholders/unitholders in the aggregate amount of $304.7 million.

We recorded a state income tax provision in the statement of operations for the year ended December 31, 2018 largely as a result of the taxable gain generated by sales of properties.

We have engaged CBRE, Inc. (CBRE) to provide property management services for our properties. We pay CBRE a property-by-property management fee and may engage CBRE from time-to-time to perform project management services, such as coordinating and overseeing the completion of tenant improvements and other capital projects at the properties. We reimburse CBRE for certain expenses incurred in the performance of its duties, including certain personnel and equipment costs. For the years ended December 31, 2018 and 2017, we incurred expenses of $9.2 million and $17.9 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a percentage of the properties revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of December 31, 2018 and 2017, we had amounts payable pursuant to these services of $0.8 million and $1.8 million, respectively.

We continue to execute our office repositioning strategy to own and acquire at a discount to replacement cost high-quality, multi-tenant office assets in markets and sub-markets with favorable long-term supply and demand fundamentals. We expect our efforts in the office sector to continue to be primarily focused on larger buildings in central business districts and major urban areas that offer an attractive quality of life, including opportunities for tenants to live and play in close proximity to where they work, with a preference for markets that have above average limitations on new supply. We currently target such efforts towards acquiring portfolios of properties or pursuing other large acquisitions as opposed to purchasing individual properties, although we may acquire individual properties if opportunities to do so are consistent with our strategy. The set of opportunities that we pursue in the future may include acquisitions of office as well as other property types in order to create a foundation for long-term growth.

In executing this strategy, we may sell additional properties, depending on market conditions. With the progress we have had executing dispositions, and the strength and liquidity of our balance sheet, we are in a position to increasingly shift our focus to capital allocation. We intend to use this capital to purchase new properties or businesses, repay debt, buy back common shares or make other investments or distributions that further our long-term strategic goals.

We may be unable to identify suitable opportunities. If we do not redeploy capital, we will strive to achieve a sale or liquidation of the Company in a manner that optimizes shareholder value. We are unable to predict if or when we will make a determination to sell or liquidate the Company.

As part of the office repositioning strategy noted above, and pursuant to our accounting policy, in 2018, we evaluated the recoverability of the carrying values of each of the real estate assets that comprised our portfolio and determined that due to the shortening of the expected periods of ownership as a result of our office repositioning strategy and current estimates of market value less estimated costs to sell, it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio to their estimated fair values. We anticipated the potential disposition of certain properties prior to the end of their remaining useful lives. As a result, in the first quarter of 2018, we recorded an impairment charge related to 777 East Eisenhower Parkway and 97 Newberry Road of $12.1 million in accordance with our impairment analysis procedures.

Property Operations

Leased occupancy data for 2018 and 2017 is as follows (square feet in thousands):

	All Properties(1)		Comparable Properties(2)
	As of December 31,		As of December 31,
	2018	2017	2018	2017
Total properties	10	16	10	10
Total square feet	5,120	8,706	5,120	5,128
Percent leased(3)	94.8%	91.9%	94.8%	90.6%

(1)	Excludes properties sold or classified as held for sale in the period.

(2)	Based on properties owned continuously from January 1, 2017 through December 31, 2018, and excludes properties sold or classified as held for sale during the period.

(3)
Percent leased includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but not occupied or is being offered for sublease by tenants.

The weighted average lease term based on square feet for leases entered into during the year ended December 31, 2018 was 11.3 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for leases entered into during the year ended December 31, 2018 totaled $98.7 million, or $86.22 per square foot on average (approximately $7.63 per square foot per year of the lease term).

As of December 31, 2018, approximately 10.0% of our leased square feet and 11.4% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2019.  Renewal and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring in 2019, that have not been backfilled, are slightly above market. Lease expirations by year, as of December 31, 2018, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring	Leased Square Feet Expiring(1)	% of Leased Square Feet Expiring(1)	Cumulative % of Leased Square Feet Expiring(1)	Annualized Rental Revenue Expiring(2)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2019	44	484	10.0%	10.0%	$17,459	11.4%	11.4%
2020	27	115	2.4%	12.4%	5,047	3.3%	14.7%
2021	35	251	5.2%	17.6%	10,068	6.6%	21.3%
2022	28	360	7.5%	25.1%	14,943	9.8%	31.1%
2023	29	374	7.7%	32.8%	14,315	9.4%	40.5%
2024	20	303	6.2%	39.0%	10,124	6.6%	47.1%
2025	9	162	3.3%	42.3%	5,877	3.8%	50.9%
2026	9	128	2.6%	44.9%	4,743	3.1%	54.0%
2027	9	206	4.2%	49.1%	7,866	5.1%	59.1%
2028	9	229	4.7%	53.8%	7,985	5.2%	64.3%
Thereafter	24	2,243	46.2%	100.0%	54,548	35.7%	100.0%
	243	4,855	100.0%		$152,975	100.0%

Weighted average remaining lease term (in years):		8.4			8.0

(1)
Square footage as of December 31, 2018 includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants. The year expiring corresponds to the latest-expiring signed lease for a given suite. Thus, backfilled suites expire in the year stipulated by the new lease.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of December 31, 2018, plus estimated recurring expense reimbursements; excludes lease value amortization, straight line rent adjustments, abated (free) rent periods and parking revenue.  We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

 A principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of December 31, 2018, tenants representing 1.5% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant		Square Feet(1)	% of Total Square Feet(1)	% of Annualized Rental Revenue(2)	Weighted Average Remaining Lease Term
1.	Expedia, Inc.(3)	427	8.8%	13.9%	1.0
2.	Flex Ltd.	1,051	21.6%	7.2%	11.0
3.	Ballard Spahr LLP	219	4.5%	5.6%	11.1
4.	Georgetown University(4)	240	4.9%	4.5%	0.8
5.	Beth Israel Deaconess Medical Center, Inc.	117	2.4%	2.5%	4.8
6.	Dana-Farber Cancer Institute, Inc.	77	1.6%	2.3%	6.0
7.	BT Americas, Inc.	59	1.2%	2.0%	0.6
8.	Equinor Energy Services, Inc.(5)	89	1.8%	1.8%	4.5
9.	Aberdeen Asset Management, Inc	58	1.2%	1.7%	0.8
10.	KPMG, LLP	66	1.4%	1.7%	4.1
11.	Public Financial Management, Inc.	62	1.3%	1.6%	12.4
12.	Sunoco, Inc.(6)	71	1.5%	1.5%	1.8
	Total	2,536	52.2%	46.3%	6.8

(1)
Square footage as of December 31, 2018 includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of December 31, 2018, plus estimated recurring expense reimbursements; excludes lease value amortization, straight line rent adjustments, abated (free) rent periods and parking revenue.  We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

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

(5)	Formerly known as Statoil Oil & Gas LP.

(6)	67,063 square feet of Sunoco's space has been leased by other tenants with a weighted-average expiration in mid-2026. These leases commence in 2020.

Financing Activities
On December 26, 2018, we terminated our credit agreement and recognized a loss on early extinguishment of debt of $0.2 million from the write off of unamortized deferred financing fees.

On December 17, 2018, we repaid $4.9 million of mortgage debt at 97 Newberry Road and recognized a loss on early extinguishment of debt of $0.6 million for the year ended December 31, 2018 from prepayment fees and the write off of unamortized deferred financing fees.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Year Ended December 31,
	2018	2017	$ Change	% Change	2018	2017	2018	2017	$ Change	% Change
	(in thousands)
Rental income	$121,359	$116,105	5,254	4.5%	$23,066	$154,215	$144,425	$270,320	$(125,895)	(46.6)%
Tenant reimbursements and other income	42,445	39,207	3,238	8.3%	10,152	31,044	52,597	70,251	(17,654)	(25.1)%
Operating expenses	(62,011)	(56,898)	(5,113)	9.0%	(17,905)	(84,527)	(79,916)	(141,425)	61,509	(43.5)%
Net operating income(3)	$101,793	$98,414	$3,379	3.4%	$15,313	$100,732	117,106	199,146	(82,040)	(41.2)%
Other expenses:
Depreciation and amortization							49,041	90,708	(41,667)	(45.9)%
General and administrative							44,439	47,760	(3,321)	(7.0)%
Loss on asset impairment							12,087	19,714	(7,627)	(38.7)%
Total other expenses							105,567	158,182	(52,615)	(33.3)%
Operating income							11,539	40,964	(29,425)	(71.8)%
Interest and other income, net							46,815	26,380	20,435	77.5%
Interest expense							(26,585)	(52,183)	25,598	(49.1)%
Loss on early extinguishment of debt							(7,122)	(493)	(6,629)	1,344.6%
Gain on sale of properties, net							251,417	15,498	235,919	1,522.3%
Income before income taxes							276,064	30,166	245,898	815.1%
Income tax expense							(3,156)	(500)	(2,656)	531.2%
Net income							272,908	29,666	243,242	819.9%
Net income attributable to noncontrolling interest							(95)	(10)	(85)	100.0%
Net income attributable to Equity Commonwealth							272,813	29,656	243,157	819.9%
Preferred distributions							(7,988)	(7,988)	—	—%
Net income attributable to Equity Commonwealth common shareholders							$264,825	$21,668	$243,157	1,122.2%

(1)	Comparable properties consist of 10 properties (18 buildings) we owned continuously from January 1, 2017 to December 31, 2018.

(2)	Other properties consist of properties sold or classified as held for sale as of the end of the period.

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

Rental income. Rental income decreased $125.9 million, or 46.6%, in the 2018 period, compared to the 2017 period, primarily due to the properties sold in 2018 and 2017. Rental income at the comparable properties increased $5.3 million, or 4.5% primarily due to an increase in commenced occupancy and a $0.8 million increase in parking revenue, partially offset by a $2.0 million decrease in lease termination fees.

Rental income includes increases for straight line rent adjustments totaling $5.0 million in the 2018 period and $14.4 million in the 2017 period, and net reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $0.1 million in the 2018 period and $1.8 million in the 2017 period. Rental income also includes the recognition of lease termination fees totaling $2.9 million in the 2018 period and $4.9 million in the 2017 period.

Tenant reimbursements and other income. Tenant reimbursements and other income decreased $17.7 million, or 25.1% in the 2018 period, compared to the 2017 period primarily due to the properties sold in 2018 and 2017. Tenant reimbursements and other income increased $3.2 million, or 8.3%, at our comparable properties primarily due to a $2.5 million increase in escalations resulting from an increase in commenced occupancy and an increase in real estate tax expense.

Operating expenses. Operating expenses decreased $61.5 million, or 43.5%, in the 2018 period as compared to the 2017 period, primarily due to the properties sold in 2018 and 2017. Operating expenses at our comparable properties increased $5.1 million, or 9.0%, primarily due to a $2.3 million increase in real estate tax expense resulting from increases in assessed values, a $0.7 million increase in utility expense and cleaning expense resulting from an increase in commenced occupancy, a $0.3 million increase in maintenance and repairs expense, and a $0.2 million increase in parking garage expense.

Depreciation and amortization. Depreciation and amortization decreased $41.7 million, or 45.9%, in the 2018 period, as compared to the 2017 period, primarily due to the properties sold in 2018 and 2017.

General and administrative. General and administrative expenses decreased $3.3 million, or 7.0% in the 2018 period, compared to the 2017 period, primarily due to a $2.0 million decrease in share-based compensation expense, a $1.1 million decrease in payroll expenses and a $0.6 million decrease in potential transaction costs, partially offset by a $0.9 million increase in compensation expenses related to severance triggered by staffing reductions.

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

Operating income. Operating income decreased $29.4 million, or 71.8%, in the 2018 period, as compared to the 2017 period, primarily due to the properties sold in 2018 and 2017, partially offset by a $7.6 million decrease in the loss on asset impairment.

Interest and other income, net. Interest and other income, net increased $20.4 million, or 77.5%, in the 2018 period, compared to the 2017 period, primarily due to $27.6 million of additional interest received on higher invested balances and higher average interest rates in 2018, partially offset by a $5.0 million loss on the sale of marketable securities and a $2.1 million loss on the sale of a real estate mortgage receivable in 2018. This mortgage receivable of $7.7 million represented mortgage financing we provided upon the sale of three properties in 2013.

Interest expense. Interest expense decreased $25.6 million, or 49.1%, in the 2018 period, as compared to the 2017 period, primarily due to the repayment of the $41.3 million mortgage debt at Parkshore Plaza in April 2017, the prepayment of all $250.0 million of our 6.65% senior unsecured notes in July 2017, the prepayment of all $175.0 million of our 5.75% senior unsecured notes in March 2018 and the redemption at par of the total $400.0 million outstanding under our 5-year and 7-year term loans in May 2018.

Loss on early extinguishment of debt. The loss on early extinguishment of debt of $7.1 million in the 2018 period reflects the write off of unamortized deferred financing fees related to our redemption at par of the total $400.0 million outstanding under our 5-year and 7-year term loans, the write off of unamortized deferred financing fees related to our repayment at par of all $175.0 million of our 5.75% senior unsecured notes due 2042, prepayment fees and the write off of unamortized deferred financing fees related to our repayment of $4.9 million of mortgage debt at 97 Newberry Road and the write off of unamortized deferred financing fees related to our termination of the credit agreement. The loss on early extinguishment of debt of $0.5 million in the 2017 period reflects prepayment fees and the write off of unamortized deferred financing fees, net of the write off of an unamortized premium related to our repayment at par of mortgage debt at Parkshore Plaza, the write off of unamortized deferred financing fees and the write off of an unamortized discount related to our repayment at par of our 6.65% senior unsecured notes due 2018 and prepayment fees and the write off of unamortized deferred financing fees related to our repayment of mortgage debt at 33 Stiles Lane.

Gain on sale of properties, net. Gain on sale of properties, net increased $235.9 million in the 2018 period, compared to the 2017 period. Gain on sale of properties, net in the 2018 period primarily relates to the following (dollars in thousands):

Asset	Gain (Loss) on Sale
1600 Market Street	$54,599
600 West Chicago Avenue	107,790
5073, 5075, & 5085 S. Syracuse Street	42,762
1601 Dry Creek Drive	26,979
777 East Eisenhower Parkway	5,308
8750 Bryn Mawr Avenue	15,194
97 Newberry Road	(1,174)
$251,458

Gain on sale of properties, net in the 2017 period primarily relates to the following (dollars in thousands):

Asset	Gain (Loss) on Sale
111 Market Place	$(5,968)
Cabot Business Park Land	(57)
Parkshore Plaza	(2,460)
25 S. Charles Street	(3,487)
802 Delaware Avenue	9,099
1500 Market Street	38,585
6600 North Military Trail	(14,175)
789 East Eisenhower Parkway	1,242
33 Stiles Lane	2,163
625 Crane Street (Land)	249
Mineral Rights	169
Seton Center Portfolio	22,479
Five Property Portfolio	702
Pittsburgh Portfolio	(33,048)
$15,493

Income tax expense. Income tax expense increased $2.7 million, or 531.2%, in the 2018 period, compared to the 2017 period, primarily due to the state and local taxes incurred upon the sale of properties.

Net income attributable to noncontrolling interest. In 2018 and 2017, we granted LTIP Units to certain of our trustees and employees. As these LTIP Units vest, they automatically convert to operating partnership units (OP Units). The net income attributable to noncontrolling interest of $95,000 in the 2018 period and $10,000 in the 2017 period relates to the allocation of net income to the LTIP/OP Unit holders.

RESULTS OF OPERATIONS

Year Ended December 31, 2017, Compared to Year Ended December 31, 2016

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Year Ended December 31,
	2017	2016	$ Change	% Change	2017	2016	2017	2016	$ Change	% Change
	(in thousands)
Rental income	$186,456	$182,297	4,159	2.3%	$83,864	$226,774	$270,320	$409,071	$(138,751)	(33.9)%
Tenant reimbursements and other income	62,999	60,313	2,686	4.5%	7,252	31,296	70,251	91,609	(21,358)	(23.3)%
Operating expenses	(101,631)	(95,918)	(5,713)	6.0%	(39,794)	(104,788)	(141,425)	(200,706)	59,281	(29.5)%
Net operating income(3)	$147,824	$146,692	$1,132	0.8%	$51,322	$153,282	199,146	299,974	(100,828)	(33.6)%
Other expenses:
Depreciation and amortization							90,708	131,806	(41,098)	(31.2)%
General and administrative							47,760	50,256	(2,496)	(5.0)%
Loss on asset impairment							19,714	58,476	(38,762)	(66.3)%
Total other expenses							158,182	240,538	(82,356)	(34.2)%
Operating income							40,964	59,436	(18,472)	(31.1)%
Interest and other income, net							26,380	10,331	16,049	155.3%
Interest expense							(52,183)	(84,329)	32,146	(38.1)%
Loss on early extinguishment of debt							(493)	(2,680)	2,187	(81.6)%
Foreign currency exchange loss							—	(5)	5	(100.0)%
Gain on sale of properties, net							15,498	250,886	(235,388)	(93.8)%
Income before income taxes							30,166	233,639	(203,473)	(87.1)%
Income tax expense							(500)	(745)	245	(32.9)%
Net income							29,666	232,894	(203,228)	(87.3)%
Net income attributable to noncontrolling interest							(10)	—	(10)	100.0%
Net income attributable to Equity Commonwealth							29,656	232,894	(203,238)	(87.3)%
Preferred distributions							(7,988)	(17,956)	9,968	(55.5)%
Excess fair value of consideration paid over carrying value of preferred shares							—	(9,609)	9,609	(100.0)%
Net income attributable to Equity Commonwealth common shareholders							$21,668	$205,329	$(183,661)	(89.4)%

(1)	Comparable properties consist of 16 properties (26 buildings) we owned continuously from January 1, 2016 to December 31, 2017.

(2)	Other properties consist of properties sold or classified as held for sale as of the end of the period.

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

Interest and other income, net. Interest and other income, net increased $16.0 million in the 2017 period, as compared 2016 period, primarily due to additional interest received on higher invested balances and higher average interest rates in 2017.

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

Net income attributable to noncontrolling interest. In 2017, we granted LTIP Units to certain of our trustees and employees. The net income attributable to noncontrolling interest of $10,000 in the 2017 period relates to the allocation of net income to the LTIP/OP Unit holders.

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
To mitigate the adverse impact of any increased cost of debt capital in the event of material inflation, in the event we incur any variable rate debt in the future, we may enter into interest rate hedge arrangements in the future. The decision to enter into these agreements will be based on various factors, including the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur, the costs of and our expected benefit from these agreements and upon requirements of our borrowing arrangements.
In periods of rapid inflation, our tenants' operating costs may increase faster than revenues, which may have an adverse impact upon us if our tenants' operating income becomes insufficient to pay our rent. To mitigate the adverse impact of tenant financial distress upon us, we require many of our tenants to provide guarantees or security for our rent.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As of December 31, 2018, we had $2.7 billion of cash and cash equivalents and marketable securities.  We expect to use our cash balances and marketable securities, cash flow from our operations and proceeds of any future property sales to fund our operations, repay debt, make distributions, repurchase our common shares, acquire assets or entities, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

Our future cash flows from operating activities will depend primarily upon our:

•	ability to maintain or improve the occupancy of, and the rental rates at, our properties;

•	ability to control operating and financing expense increases at our properties; and

•	ability to purchase additional properties, which produce rents, less property operating expenses, in excess of our costs of acquisition capital.

Volatility in energy costs and real estate taxes may cause our future operating expenses to fluctuate; however, the impact of these fluctuations is expected to be partially offset by the pass through of operating expenses to our tenants pursuant to lease terms, although there can be no assurance that we will be able to successfully offset these expenses or that doing so would not negatively impact our competitive position or business.

Cash flows provided by (used in) operating, investing and financing activities were $89.5 million, $942.1 million and $(988.1) million, respectively, for the year ended December 31, 2018, and $100.0 million, $465.6 million and $(306.2) million, respectively, for the year ended December 31, 2017.  Changes in these three categories of our cash flows between 2018 and 2017 are primarily related to a decrease in property net operating income (as the result of property dispositions), real estate improvements, dispositions of properties, purchase of marketable securities, proceeds from sales of marketable securities, redemption of preferred shares, repayments of debt, repurchase of our common shares and distributions to our common shareholders.

Our Investment and Financing Liquidity and Resources

On March 7, 2018, we redeemed at par all $175.0 million of our 5.75% senior unsecured notes due 2042. On May 4, 2018, we redeemed at par the total $400.0 million outstanding under our 5-year and 7-year term loans. In December 2018, we repaid $4.9 million of mortgage debt at 97 Newberry Road. On December 26, 2018, we terminated our credit agreement.

On September 26, 2018, our Board of Trustees declared a special, one-time cash distribution of $2.50 per common share/unit to shareholders/unitholders of record on October 9, 2018. On October 23, 2018, we paid this distribution to such shareholders/unitholders in the aggregate amount of $304.7 million.

During the year ended December 31, 2018, we paid an aggregate of $8.0 million of distributions on our series D preferred shares.  On January 11, 2019, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on February 15, 2019 to shareholders of record on January 30, 2019.

On March 15, 2017, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. In March 2018, this share repurchase authorization, of which $81.0 million was not utilized, expired. On March 14, 2018, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. During the year ended December 31, 2018, we repurchased and retired 2,970,209 of our common shares, at a weighted average price of $29.67 per share, for a total investment of $88.1 million, of which $69.0 million was under the March 2017 authorization and $19.1 million was under the March 2018 authorization. The $130.9 million of remaining authorization available under our share repurchase program as of December 31, 2018 is scheduled to expire on March 14, 2019.

Our outstanding debt maturities and weighted average interest rates as of December 31, 2018, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
Year	Unsecured Fixed Rate Debt	Secured Fixed Rate Debt	Total(1)	Weighted Average Interest Rate(2)
2019	$—	$567	$567	5.7%
2020	250,000	597	250,597	5.9%
2021	—	24,836	24,836	5.7%
Thereafter	—	—	—	—%
	$250,000	$26,000	$276,000	5.9%

(1)	Total debt outstanding as of December 31, 2018, including net unamortized premiums and discounts and net unamortized deferred financing costs, was $274,955.

(2)	Weighted based on current contractual interest rates.

For further information about our indebtedness, see Note 7 of the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.
As the maturity dates of our debt approach, we may explore alternatives to repay amounts due. Such alternatives may include using our cash balances and marketable securities, incurring additional debt and issuing new equity securities, and entering into a new revolving credit facility. We have an effective shelf registration statement that allows us to issue certain types of public securities on an expedited basis, but it does not apply to debt securities nor does it assure that there will be buyers for any such securities.
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
During the year ended December 31, 2018, we sold seven properties (nine buildings) with a combined 4.4 million square feet for an aggregate sales price of $1.0 billion, excluding credits and closing costs.  In January 2019, certain of our subsidiaries entered into a contract to sell 100% of the equity interests in the fee simple owner of our 1.3 million square foot property at 1735 Market Street, for a sales price of $451.6 million, excluding credits and closing costs. For more information regarding these transactions, see Notes 3 and 20 of the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference.

During the years ended December 31, 2018, 2017 and 2016 amounts capitalized at our properties, including properties sold or classified as held for sale, for tenant improvements, leasing costs and building improvements were as follows (amounts in thousands):

	Years Ended December 31,
	2018	2017	2016
Tenant improvements(1)	$47,248	$29,161	$80,975
Leasing costs(2)	21,674	16,073	34,329
Building improvements(3)	9,046	25,880	29,767

(1)	Tenant improvements include capital expenditures to improve tenants’ space.

(2)	Leasing costs include leasing commissions and related legal expenses.

(3)
Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.

During the year ended December 31, 2018, commitments made for expenditures in connection with leasing space at our properties, excluding leasing activity for assets during the quarter in which the asset was sold or classified as held for sale, were as follows (dollar and square foot measures in thousands):

	New Leases	Renewals	Total
Square feet leased during the period	877	268	1,145
Tenant improvements and leasing commissions	$87,621	$11,087	$98,708
Tenant improvements and leasing commissions per square foot	$99.91	$41.37	$86.22
Weighted average lease term by square foot (years)	12.8	6.2	11.3
Tenant improvements and leasing commissions per square foot per year of lease term	$7.78	$6.64	$7.63

Debt Covenants

Our unsecured debt obligations at December 31, 2018 were our publicly issued senior unsecured notes. Our public debt indenture and related supplements contain a number of financial ratio covenants which generally restrict our ability to incur debts, in excess of calculated amounts and require us to maintain other financial ratios.  At December 31, 2018, we believe we were in compliance with all covenants under our indenture and related supplements.  In addition to our unsecured debt obligations, we had a $26.5 million (including net unamortized premiums and net unamortized deferred financing costs) mortgage note outstanding at December 31, 2018.

None of our indenture and related supplements or our mortgage note contain provisions for acceleration or require us to provide collateral security which could be triggered by our debt ratings.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2018, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We had no swaps or hedges as of December 31, 2018.

CONTRACTUAL OBLIGATIONS
As of December 31, 2018, our contractual obligations were as follows (dollars in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations	$276,000	$567	$275,433	$—	$—
Tenant related obligations(1)	86,561	30,278	56,283	—	—
Projected interest expense(2)	28,154	16,173	11,981	—	—
Operating lease obligations—corporate office space	1,748	867	881	—	—
Total	$392,463	$47,885	$344,578	$—	$—

(1)	Committed tenant related obligations are leasing commissions and tenant improvements and are based on leases in effect as of December 31, 2018.

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

The following table provides a reconciliation of net income to FFO attributable to Equity Commonwealth common shareholders and unitholders and a calculation to Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders (in thousands):

	Years Ended December 31,
	2018	2017	2016
Reconciliation to FFO:
Net income	$272,908	$29,666	$232,894
Real estate depreciation and amortization	47,816	89,519	130,765
Loss on asset impairment	12,087	19,714	58,476
Gain on sale of properties, net	(251,417)	(15,498)	(250,886)
FFO attributable to Equity Commonwealth	81,394	123,401	171,249
Preferred distributions	(7,988)	(7,988)	(17,956)
Excess fair value of consideration paid over carrying value of preferred shares	—	—	(9,609)
FFO attributable to Equity Commonwealth common shareholders and unitholders	$73,406	$115,413	$143,684

Reconciliation to Normalized FFO:
FFO attributable to Equity Commonwealth common shareholders and unitholders	$73,406	$115,413	$143,684
Lease value amortization	54	1,774	6,531
Straight line rent adjustments	(4,971)	(14,425)	(14,083)
Loss on early extinguishment of debt	7,122	493	2,680
Shareholder litigation costs and transition-related expenses	—	—	999
Loss on sale of securities	4,987	—	—
Loss on sale of real estate mortgage receivable	2,117	—	—
Income taxes related to gains on property sales	2,726	—	—
Foreign currency exchange loss	—	—	5
Excess fair value of consideration paid over carrying value of preferred shares	—	—	9,609
Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders	$85,441	$103,255	$149,425

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

A reconciliation of NOI to net income for the years ended December 31, 2018, 2017 and 2016, is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Rental income	$144,425	$270,320	$409,071
Tenant reimbursements and other income	52,597	70,251	91,609
Operating expenses	(79,916)	(141,425)	(200,706)
NOI	$117,106	$199,146	$299,974

NOI	$117,106	$199,146	$299,974
Depreciation and amortization	(49,041)	(90,708)	(131,806)
General and administrative	(44,439)	(47,760)	(50,256)
Loss on asset impairment	(12,087)	(19,714)	(58,476)
Operating income	11,539	40,964	59,436

Interest and other income, net	46,815	26,380	10,331
Interest expense	(26,585)	(52,183)	(84,329)
Loss on early extinguishment of debt	(7,122)	(493)	(2,680)
Foreign currency exchange loss	—	—	(5)
Gain on sale of properties, net	251,417	15,498	250,886
Income before income taxes	276,064	30,166	233,639
Income tax expense	(3,156)	(500)	(745)
Net income	$272,908	$29,666	$232,894

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
We allocate the consideration to land, buildings and improvements based on a determination of the fair values of these assets assuming the property is vacant. We determine the fair value of a property using methods that we believe are similar to those used by independent appraisers. Purchase price allocations to above market and below market leases are based on the estimated present value (using an interest rate which reflects our assessment of the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the acquired in place leases and (2) our estimate of fair market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. Purchase price allocations to acquired in place leases and tenant relationships are determined as the excess of (1) the purchase price paid for a property after adjusting existing acquired in place leases to estimated market rental rates over (2) the estimated fair value of the property as if vacant. We aggregate this value between acquired in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease; however, the value of tenant relationships has not been separated from acquired in place lease value for our properties because we believe such value and related amortization expense is immaterial for acquisitions reflected in our historical financial statements. We consider certain factors in performing these analyses including estimates of carrying costs during the expected lease up periods, real estate taxes, insurance and other operating income and expenses and costs to execute similar leases in current market conditions, such as leasing commissions, legal and other related costs. If we believe the value of tenant relationships is material in the future, those amounts will be separately allocated and amortized over the estimated lives of the relationships. We recognize the excess, if any, of the consideration paid over amounts allocated to land, buildings and improvements and identified intangible assets and liabilities as goodwill and we recognize gains if amounts allocated exceed the consideration paid.
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
We periodically evaluate our properties for possible impairments. Impairment indicators may include declining tenant occupancy, lack of progress releasing vacant space, tenant bankruptcies, low long term prospects for improvement in property performance, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows to be generated from that property over our anticipated hold period. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. Projections of expected future operating cash flows require that we estimate future market rental revenue amounts subsequent to the expiration of current lease agreements, future property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's fair value and could result in the misstatement of the carrying value of our real estate assets and net income (loss).
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

At December 31, 2018, our outstanding fixed rate debt consisted of the following senior unsecured notes and secured mortgage note (dollars in thousands):

Senior Unsecured Notes:

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense(1)	Maturity	Open at Par Date
5.875% senior unsecured notes due 2020	$250,000	5.88%	$14,688	9/15/2020	3/15/2020

(1)
The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contract.  In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions and issuance costs at the time we issued these debts.  For more information, see Note 7 of the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

No principal repayments are due under our senior unsecured notes until maturity.

Secured Mortgage Note:

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense(1)	Maturity	Open at Par Date
206 East 9th Street	$26,000	5.69%	$1,601	1/5/2021	7/5/2020

(1)
The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contract.  In accordance with GAAP, our carrying value and recorded interest expense may differ from these amounts because of market conditions and issuance costs at the time we assumed or issued this debt.  For more information, see Note 7 of the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

Our secured note requires principal and interest payments through maturity pursuant to an amortization schedule.

Fixed Rate Debt

Because our fixed rate unsecured and secured notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations.  If these notes were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $2.8 million.

Our fixed rate unsecured debt arrangement and our secured debt arrangement allow us to make repayments earlier than the stated maturity date.  We are generally allowed to make prepayments only at a premium equal to a make whole amount, as defined, which is generally designed to preserve a stated yield to the note holder.  Also, we have repurchased and retired some of our outstanding debts and we may do so again in the future.  These prepayment rights and our ability to repurchase and retire outstanding debt may afford us opportunities to mitigate the risk of refinancing our debts at maturity at higher rates by refinancing prior to maturity.

Floating Rate Debt

At December 31, 2018, we did not have any outstanding floating rate debt.

Swap and Cap Agreements

We have utilized and may utilize in the future interest rate swap and cap agreements to manage our interest rate risk exposure on mortgage notes and any floating rate debt we may incur. Prior to November 2016, we had interest rate swap agreements on mortgage debt, which required us to pay interest at a rate equal to a spread over LIBOR.  These interest rate swap agreements effectively modified our exposure to interest rate risk arising from this floating rate mortgage loan by converting this floating rate debt to a fixed rate, thus reducing the impact of interest rate changes on future interest expense. Prior to May 2018, we had an interest rate cap agreement to manage our interest rate risk exposure on floating rate debt, which required us to pay interest at a rate equal to a spread over LIBOR. The interest rate cap agreement reduced our exposure to variability in expected future cash outflows attributable to changes in LIBOR, relating to a portion of our outstanding floating rate debt, by protecting us from increases in the hedged cash flows on our floating rate debt attributable to changes in LIBOR above the strike rate of the interest rate cap. While we do not currently have any interest rate swap or cap agreements, we may enter into such agreements in the future.

United States Treasury Notes

Changes in interest rates may affect the fair value of the United States Treasury notes that we hold. An increase in market interest rates could decrease the fair value of these securities, while a decrease in rates could increase the fair value of these securities. To provide a meaningful assessment of the interest rate risk associated with the United States Treasury notes we hold, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the Unites States Treasury notes assuming a 100 basis point parallel shift in the yield curve. Based on our position as of December 31, 2018, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.3 million incremental decline in the fair market value of the United States Treasury notes. Such losses would only be realized if we sold the investments prior to maturity.

Item 8.    Financial Statements and Supplementary Data.
The information required by Item 8 is included in Item 15 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2018 our internal control over financial reporting is effective.
Ernst & Young LLP, the independent registered public accounting firm that audited our 2018 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears on page F-2.

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

10.5	Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company's Current Report on Form 8-K filed June 18, 2015.)

10.6	Amendment No. 1 to the Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed February 18, 2016.)

10.7
Form of Restricted Stock Agreement for Employees under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed February 15, 2018.)

10.8
Form of Restricted Stock Unit Agreement for Employees under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed February 15, 2018.)

10.9
Form of Time-Based LTIP Unit Agreement for Employees under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed February 15, 2018.)

10.10
Form of Performance-Based LTIP Unit Agreement for Employees under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed February 15, 2018.)

10.11
Form of Restricted Stock Agreement for Chairman of the Board under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed February 15, 2018.)

10.12
Form of Restricted Stock Unit Agreement for Chairman of the Board under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed February 15, 2018.)

10.13
Form of Time-Based LTIP Unit Agreement for Chairman of the Board under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed February 15, 2018.)

10.14
Form of Performance-Based LTIP Unit Agreement for Chairman of the Board under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed February 15, 2018.)

Exhibit Number	Description
10.15	Form of Restricted Stock Agreement for Trustees under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company's Current Report on Form 8-K filed June 15, 2016.)

10.16
Form of Time-Based LTIP Unit Agreement for Trustees under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed June 21, 2017.)

10.17
CommonWealth REIT 2012 Equity Compensation Plan, renamed as the Equity Commonwealth 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company's Current Report on Form 8-K filed May 11, 2012.)

10.18
Amendment No. 1 to CommonWealth REIT 2012 Equity Compensation Plan, renamed as the Equity Commonwealth 2012 Equity Compensation Plan, dated October 28, 2014. (+) (Incorporated by reference to the Registration Statement on Form S-8 filed October 28, 2014.)

10.19
Real Estate Sale Agreement, dated as of January 22, 2018, among the Company, EQC 600 West Chicago Property, LLC and Chicago Kingsbury, LLC. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed January 23, 2018.)

10.20	Summary of Trustee Compensation. (+) (Filed herewith.)

21.1	Subsidiaries of the Company. (Filed herewith.)

23.1	Consent of Ernst & Young LLP. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

(+)	Management contract or compensatory plan or arrangement.

Item 16.    Form 10-K Summary.
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
President and Chief Executive Officer

Dated: February 14, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities set forth below and on the dates indicated.

Signature	Title	Date
/s/ David A. Helfand	President and Chief Executive Officer (principal executive officer), Trustee	February 14, 2019
David A. Helfand

/s/ Adam S. Markman	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 14, 2019
Adam S. Markman

/s/ Jeffrey D. Brown	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 14, 2019
Jeffrey D. Brown

/s/ Sam Zell	Chairman of the Board of Trustees	February 14, 2019
Sam Zell

/s/ James S. Corl	Trustee	February 14, 2019
James S. Corl

/s/ Martin L. Edelman	Trustee	February 14, 2019
Martin L. Edelman

/s/ Edward A. Glickman	Trustee	February 14, 2019
Edward A. Glickman

/s/ Peter Linneman	Trustee	February 14, 2019
Peter Linneman

/s/ James L. Lozier, Jr.	Trustee	February 14, 2019
James L. Lozier, Jr.

/s/ Mary Jane Robertson	Trustee	February 14, 2019
Mary Jane Robertson

/s/ Kenneth Shea	Trustee	February 14, 2019
Kenneth Shea

/s/ Gerald A. Spector	Trustee	February 14, 2019
Gerald A. Spector

/s/ James A. Star	Trustee	February 14, 2019
James A. Star

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Equity Commonwealth

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Equity Commonwealth (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2019 expressed an unqualified opinion thereon.

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
Chicago, Illinois
February 14, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Equity Commonwealth

Opinion on Internal Control Over Financial Reporting
We have audited Equity Commonwealth’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Equity Commonwealth (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Equity Commonwealth as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed at Item 15(a) and our report dated February 14, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Chicago, Illinois
February 14, 2019

EQUITY COMMONWEALTH
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2018	2017
ASSETS
Real estate properties:
Land	$135,142	$191,775
Buildings and improvements	1,004,500	1,555,836
	1,139,642	1,747,611
Accumulated depreciation	(375,968)	(450,718)
	763,674	1,296,893
Assets held for sale	—	97,688
Acquired real estate leases, net	275	23,847
Cash and cash equivalents	2,400,803	2,351,693
Marketable securities	249,602	276,928
Restricted cash	3,298	8,897
Rents receivable, net of allowance for doubtful accounts of $4,974 and $4,771, respectively	51,089	93,436
Other assets, net	62,031	87,563
Total assets	$3,530,772	$4,236,945

LIABILITIES AND EQUITY
Senior unsecured debt, net	$248,473	$815,984
Mortgage notes payable, net	26,482	32,594
Liabilities related to properties held for sale	—	1,840
Accounts payable, accrued expenses and other	62,368	74,956
Rent collected in advance	9,451	11,076
Total liabilities	346,774	936,450
Commitments and contingencies
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6 1/2% cumulative convertible; 4,915,196 shares issued and outstanding, aggregate liquidation preference of $122,880	119,263	119,263
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 121,572,155 and 124,217,616 shares issued and outstanding, respectively	1,216	1,242
Additional paid in capital	4,305,974	4,380,313
Cumulative net income	2,870,974	2,596,259
Cumulative other comprehensive loss	(342)	(95)
Cumulative common distributions	(3,420,548)	(3,111,868)
Cumulative preferred distributions	(693,736)	(685,748)
Total shareholders’ equity	3,182,801	3,299,366
Noncontrolling interest	1,197	1,129
Total equity	3,183,998	3,300,495
Total liabilities and equity	$3,530,772	$4,236,945
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	December 31,
	2018	2017	2016
Revenues:
Rental income	$144,425	$270,320	$409,071
Tenant reimbursements and other income	52,597	70,251	91,609
Total revenues	197,022	340,571	500,680
Expenses:
Operating expenses	79,916	141,425	200,706
Depreciation and amortization	49,041	90,708	131,806
General and administrative	44,439	47,760	50,256
Loss on asset impairment	12,087	19,714	58,476
Total expenses	185,483	299,607	441,244
Operating income	11,539	40,964	59,436
Interest and other income, net	46,815	26,380	10,331
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $2,553, $3,135, and $3,725, respectively)	(26,585)	(52,183)	(84,329)
Loss on early extinguishment of debt	(7,122)	(493)	(2,680)
Foreign currency exchange loss	—	—	(5)
Gain on sale of properties, net	251,417	15,498	250,886
Income before income taxes	276,064	30,166	233,639
Income tax expense	(3,156)	(500)	(745)
Net income	272,908	29,666	232,894
Net income attributable to noncontrolling interest	(95)	(10)	—
Net income attributable to Equity Commonwealth	272,813	29,656	232,894
Preferred distributions	(7,988)	(7,988)	(17,956)
Excess fair value of consideration paid over carrying value of preferred shares	—	—	(9,609)
Net income attributable to Equity Commonwealth common shareholders	$264,825	$21,668	$205,329

Weighted average common shares outstanding — basic	122,314	124,125	125,474
Weighted average common shares outstanding — diluted	123,385	125,129	126,768
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$2.17	$0.17	$1.64
Diluted	$2.15	$0.17	$1.62
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$272,908	$29,666	$232,894

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivative instruments and other assets	456	(248)	3,479
Unrealized gain, net on marketable securities	1,199	361	—
Total comprehensive income	274,563	29,779	236,373
Comprehensive income attributable to the noncontrolling interest	(95)	(10)	—
Total comprehensive income attributable to Equity Commonwealth	$274,468	$29,769	$236,373
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)

	Equity Commonwealth Shareholders
	Preferred Shares					Common Shares
	Series D		Series E
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at December 31, 2015	4,915,196	$119,263	11,000,000	$265,391	$(650,195)	126,349,914	$1,263	$(3,111,868)	$4,414,611	$2,333,709	$(3,687)	$—	$3,368,487
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	232,894	—	—	232,894
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	—	—	—	3,479	—	3,479
Total comprehensive income													236,373
Repurchase of shares	—	—	—	—	—	(2,491,675)	(25)	—	(69,962)	—	—	—	(69,987)
Redemption of shares	—	—	(11,000,000)	(275,000)	—	—	—	—	—	—	—	—	(275,000)
Excess fair value of consideration paid over carrying value of preferred shares	—	—	—	9,609	(9,609)	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	136,226	2	—	18,528	—	—	—	18,530
Distributions	—	—	—	—	(17,956)	—	—	—	—	—	—	—	(17,956)
Balance at December 31, 2016	4,915,196	119,263	—	—	(677,760)	123,994,465	1,240	(3,111,868)	4,363,177	2,566,603	(208)	—	3,260,447
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	29,656	—	10	29,666
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	—	—	(248)	—	(248)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	361	—	361
Total comprehensive income													29,779
Repurchase of shares	—	—	—	—	—	(43,329)	—	—	(3,188)	—	—	—	(3,188)
Share-based compensation	—	—	—	—	—	266,480	2	—	20,156	—	—	1,256	21,414
Contributions	—	—	—	—	—	—	—	—	—	—	—	31	31
Distributions	—	—	—	—	(7,988)	—	—	—	—	—	—	—	(7,988)
Adjustment for noncontrolling interest	—	—	—	—	—	—	—	—	168	—	—	(168)	—
Balance at December 31, 2017	4,915,196	119,263	—	—	(685,748)	124,217,616	1,242	(3,111,868)	4,380,313	2,596,259	(95)	1,129	3,300,495
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
(amounts in thousands, except share data)

	Equity Commonwealth Shareholders
	Preferred Shares					Common Shares
	Series D		Series E
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Loss	Noncontrolling Interest	Total
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	272,813	—	95	272,908
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	—	—	456	—	456
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	1,199	—	1,199
Total comprehensive income													274,563
Reclassification pursuant to change in accounting principle	—	—	—	—	—	—	—	—	—	1,902	(1,902)	—	—
Repurchase of shares	—	—	—	—	—	(3,163,730)	(31)	—	(93,945)	—	—	—	(93,976)
Share-based compensation	—	—	—	—	—	518,269	5	—	18,371	—	—	1,321	19,697
Contributions	—	—	—	—	—	—	—	—	—	—	—	1	1
Distributions	—	—	—	—	(7,988)	—	—	(308,680)	—	—	—	(114)	(316,782)
Adjustment for noncontrolling interest	—	—	—	—	—	—	—	—	1,235	—	—	(1,235)	—
Balance at December 31, 2018	4,915,196	$119,263	—	$—	$(693,736)	121,572,155	$1,216	$(3,420,548)	$4,305,974	$2,870,974	$(342)	$1,197	$3,183,998
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2018	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$272,908	$29,666	$232,894
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	40,386	73,169	102,695
Net amortization of debt discounts, premiums and deferred financing fees	2,553	3,135	3,725
Straight line rental income	(4,971)	(14,425)	(14,083)
Amortization of acquired real estate leases	2,187	8,994	21,129
Other amortization	6,127	9,989	14,513
Share-based compensation	19,697	21,414	18,530
Loss on asset impairment	12,087	19,714	58,476
Loss on early extinguishment of debt	7,122	493	2,680
Loss on sale of marketable securities	4,987	—	—
Foreign currency exchange loss	—	—	5
Net gain on sale of properties	(251,417)	(15,498)	(250,886)
Loss on sale of real estate mortgage receivable	2,117	—	—
Change in assets and liabilities:
Rents receivable and other assets	(19,886)	(23,708)	(23,921)
Accounts payable, accrued expenses and other	(704)	(9,384)	4,927
Rent collected in advance	(3,657)	(3,563)	(6,981)
Cash provided by operating activities	89,536	99,996	163,703
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	—	—	(2,802)
Real estate improvements	(49,930)	(64,813)	(121,450)
Insurance proceeds received	1,443	4,000	500
Principal payments received from real estate mortgages receivable	—	313	—
Proceeds from sale of properties, net	961,079	802,324	1,149,471
Proceeds from sale of real estate mortgage receivable	5,599	—	—
Purchase of marketable securities	—	(276,238)	—
Proceeds from sale of marketable securities	23,933	—	—
Cash provided by investing activities	942,124	465,586	1,025,719
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common shares	(93,976)	(3,188)	(69,987)
Redemption of preferred shares	—	—	(275,000)
Payments on borrowings	(581,460)	(295,053)	(560,187)
Deferred financing fees	—	—	(52)
Contributions from holders of noncontrolling interest	1	31	—
Distributions to common shareholders	(304,612)	—	—
Distributions to preferred shareholders	(7,988)	(7,988)	(17,956)
Distributions to holders of noncontrolling interest	(114)	—	—
Cash used in financing activities	(988,149)	(306,198)	(923,182)
Effect of exchange rate changes on cash	—	—	(8)
Increase in cash, cash equivalents, and restricted cash	43,511	259,384	266,232
Cash, cash equivalents, and restricted cash at beginning of year	2,360,590	2,101,206	1,834,974
Cash, cash equivalents, and restricted cash at end of year	$2,404,101	$2,360,590	$2,101,206
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$27,117	$56,796	$85,310
Taxes paid	2,264	910	327

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in accrued capital expenditures	6,372	(3,970)	(10,331)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2018	2017	2016
Cash and cash equivalents	$2,400,803	$2,351,693	$2,094,674
Restricted cash	3,298	8,897	6,532
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$2,404,101	$2,360,590	$2,101,206
See accompanying notes.

EQUITY COMMONWEALTH

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization
Equity Commonwealth (the Company) is a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland. Our business is primarily the ownership and operation of office buildings in the United States.
On November 10, 2016, the Company converted to what is commonly referred to as an umbrella partnership real estate investment trust, or UPREIT. In connection with this conversion, the Company contributed substantially all of its assets to EQC Operating Trust, a Maryland real estate investment trust (the Operating Trust), and the Operating Trust assumed substantially all of the Company’s liabilities pursuant to a contribution and assignment agreement between the Company and the Operating Trust.

The Company now conducts and intends to continue to conduct substantially all of its activities through the Operating Trust. The Company beneficially owned, 99.96% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust (OP Units) as of December 31, 2018, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.
At December 31, 2018, our portfolio, consisted of 10 properties (18 buildings), with a combined 5.1 million square feet. As of December 31, 2018, we had $2.7 billion of cash and cash equivalents and marketable securities. All numbers of properties, numbers of buildings and square feet are unaudited.

Note 2.  Summary of Significant Accounting Policies
Basis of Presentation.    The consolidated financial statements include our investments in 100% owned subsidiaries and majority owned subsidiaries that are controlled by us. References to we, us, our and the Company, refer to Equity Commonwealth and its consolidated subsidiaries as of December 31, 2018, unless the context indicates otherwise. All intercompany transactions and balances have been eliminated.
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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We amortize capitalized above market lease values (presented in our consolidated balance sheets as acquired real estate leases) as a reduction to rental income over the remaining terms of the respective leases. We amortize capitalized below market lease values as an increase to rental income over the remaining terms of the respective leases. We amortize the value of acquired in place leases exclusive of the value of above market and below market acquired in place leases to expense over the remaining terms of the respective leases. If a lease is terminated prior to its stated expiration, the unamortized lease intangibles relating to that lease is written off.
We review our properties for impairment quarterly, or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Impairment indicators may include our decision to dispose of an asset before the end of its estimated useful life, declining tenant occupancy, lack of progress releasing vacant space, tenant bankruptcies, low long term prospects for improvement in property performance, weak or declining tenant profitability, and cash flow or liquidity. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. The determination of undiscounted cash flow includes consideration of many factors including income to be earned from the investment over our anticipated hold period, holding costs (exclusive of interest), estimated selling prices, and prevailing economic and market conditions. In the event that such expected undiscounted future cash flows do not exceed the carrying values, we estimate the fair value of the assets and record an impairment charge equal to the amount by which the carrying value exceeds the estimated fair value. Estimated fair values are calculated based on the following information, (i) recent third party estimates of market value, (ii) market prices for comparable properties, or (iii) the present value of future cash flows. During the years ended December 31, 2018, 2017, and 2016 we recorded a loss on asset impairment in continuing operations totaling $12.1 million, $19.7 million and $58.5 million respectively, to reduce the carrying value of properties to their estimated fair values (see Note 15).
When we classify properties as held for sale, we discontinue the recording of depreciation expense and estimate their fair value less costs to sell. If we determine that the carrying value for these properties exceed their estimated fair value less costs to sell, we record a loss on asset impairment.
Certain of our real estate assets contain hazardous substances, including asbestos. We believe any asbestos in our buildings is contained in accordance with current regulations. If we remove the asbestos or renovate or demolish these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed. We do not believe that there are other environmental conditions or issues at any of our properties that have had or will have a material adverse effect on us. However, no assurances can be given that conditions or issues are not present at our properties or that costs we may be required to incur in the future to remediate contamination or comply with environmental, health and safety laws will not have a material adverse effect on our business or financial condition. As of December 31, 2018 and 2017, we did not have any accrued environmental remediation costs.
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
Marketable Securities. All of our marketable securities are classified as available-for-sale and consisted of United States Treasury notes and common stock. Available-for-sale securities are presented on our consolidated balance sheets at fair value. Changes in values of the United States Treasury notes are recognized in cumulative other comprehensive loss. Realized gains and losses are recognized in earnings only upon the sale of the United States Treasury notes. Changes in values of common stock prior to their sale in March 2018, were recognized in interest and other income, net on the consolidated statements of operations.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Restricted Cash.    Restricted cash consists of amounts escrowed for future real estate taxes, insurance, leasing costs, capital expenditures and debt service, as required by our mortgage debt, as well as security deposits paid to us by some of our tenants.
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
Derivative Instruments.    Derivative instruments are recognized as either assets or liabilities in the consolidated balance sheets at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether such instrument has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. As of December 31, 2018, we do not have any interest rate derivatives.
We are exposed to certain risks relating to our ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swaps and caps may be entered into to manage interest rate risk associated with floating rate borrowings. We designate interest rate swaps and caps as cash flow hedges of floating rate borrowings.
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
Legal Matters. We are or may become a party to various legal proceedings. We are not currently involved in any litigation nor, to our knowledge, is any litigation threatened against us where the outcome would, in our judgment based on information currently available to us, have a material adverse effect on the Company.

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
The Income Taxes Topic of the FASB ASC prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Deferred tax assets are recognized to the extent that it is "more likely than not" that a particular tax position will be sustained upon examination or audit. To the extent the "more likely than not" standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.
Use of Estimates.    Preparation of these financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.
New Accounting Pronouncements. In August 2018, the FASB issued Accounting Standards Update (ASU) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements of ASC 820. This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. We do not expect the adoption of ASU 2018-13 to have a material impact on our consolidated financial statements.

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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In July 2018, the FASB issued ASU 2018-11 to provide entities with relief from the costs of implementing certain aspects of ASU 2016-02. The amendment to the new leases standard includes a practical expedient that provides lessors an option not to separate lease and non-lease components when certain criteria are met and instead account for those components as a single component under the new leases standard.  The amendment also provides a transition option that permits the application of the new guidance as of the adoption date rather than to all periods presented.  We anticipate electing the practical expedient to account for both our lease and non-lease components as a single component under the leases standard and electing the new transition option. We believe the adoption of these pronouncements will have an immaterial impact on our financial statements, both as a lessor and as a lessee.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, related to certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will require entities to measure their equity investments at fair value and recognize any changes in fair value in net income, with certain exceptions, rather than other comprehensive income. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted ASU 2016-01 on January 1, 2018 and reclassified a $1.9 million unrealized gain from cumulative other comprehensive loss to cumulative net income on our consolidated balance sheet (see Note 10).

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

Note 3.  Real Estate Properties
Acquisitions and Expenditures
In October 2016, we purchased a parcel of land adjacent to our Research Park property in Austin, Texas for $2.8 million. We did not make any acquisitions during the years ended December 31, 2018 or 2017.
During the years ended December 31, 2018, 2017, and 2016, we made improvements, excluding tenant-funded improvements, to our properties totaling $56.3 million, $55.0 million and $110.7 million, respectively.
We committed $98.7 million for expenditures related to 1.1 million square feet of leases executed during 2018. Committed but unspent tenant related obligations are leasing commissions and tenant improvements. Based on existing leases as of December 31, 2018, committed but unspent tenant related obligations were $86.6 million.
Properties Held For Sale:

We classify all properties that meet the criteria outlined in the Property, Plant and Equipment Topic of the FASB ASC as held for sale on our consolidated balance sheets. As of December 31, 2018, we did not have any properties classified as held for sale. As of December 31, 2017, we classified 1600 Market Street as held for sale.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized balance sheet information for 1600 Market Street is as follows (in thousands):

December 31, 2017
Real estate properties	$76,066
Rents receivable, net of allowance for doubtful accounts of $5	13,270
Other assets, net	8,352
Assets held for sale	$97,688

Accounts payable and accrued expenses	$1,021
Rent collected in advance	408
Security deposits	411
Liabilities related to properties held for sale	$1,840

Property Dispositions:

During the year ended December 31, 2018, we sold the following properties (dollars in thousands):

Asset	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price	Gain (Loss) on Sale
Properties
1600 Market Street	February 2018	1	1	825,968	$160,000	$54,599
600 West Chicago Avenue(1)	February 2018	1	2	1,561,477	510,000	107,790
5073, 5075, & 5085 S. Syracuse Street	March 2018	1	1	248,493	115,186	42,762
1601 Dry Creek Drive	May 2018	1	1	552,865	68,500	26,979
777 East Eisenhower Parkway	August 2018	1	1	290,530	29,500	5,308
8750 Bryn Mawr Avenue	September 2018	1	2	636,078	141,000	15,194
97 Newberry Road	December 2018	1	1	289,386	7,100	(1,174)
		7	9	4,404,797	$1,031,286	$251,458

(1)
The sale of this property did not represent a strategic shift under ASC Topic 205. However, the sale does represent an individually significant disposition. The operating results of this property are included in continued operations for all periods presented through the date of sale. Net income for this property was $110.6 million, $9.3 million and $12.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During the year ended December 31, 2016, we sold 30 properties (62 buildings) with a combined 7,972,692 square feet for an aggregate gross sales price of $1.3 billion, excluding credits and closing costs.
Lease Payments
Our real estate properties are generally leased on gross lease and modified gross lease bases pursuant to non-cancelable, fixed term operating leases expiring between 2019 and 2037. These gross leases and modified gross leases require us to pay all or some property operating expenses and to provide all or some property management services. A portion of these property operating expenses are reimbursed by the tenants.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The future minimum lease payments, excluding tenant reimbursement revenue, scheduled to be received by us during the current terms of our leases as of December 31, 2018 are as follows (in thousands):

2019	$109,888
2020	96,309
2021	104,279
2022	95,128
2023	86,299
Thereafter	567,547
$1,059,450
One of our real estate properties that we sold in 2016, 111 River Street in Hoboken, New Jersey, was subject to a ground lease. The amount of ground lease expense included in operating expenses during the year ended December 31, 2016, totaled $0.9 million. Ground lease expense includes percentage rent.

Note 4. Lease Intangibles
The following table summarizes the carrying amounts for our acquired real estate leases and assumed real estate lease obligations as of December 31, 2018, and 2017, and (in thousands):

	December 31,
	2018	2017
Acquired in-place leases	$3,691	$56,853
Acquired above market leases	—	21,021
Acquired real estate leases	3,691	77,874
Accumulated amortization, acquired in-place leases	(3,416)	(41,978)
Accumulated amortization, acquired above market leases	—	(12,049)
Acquired real estate leases, net	$275	$23,847

Acquired below market leases	$1,570	$6,093
Accumulated amortization	(1,453)	(5,092)
Assumed real estate lease obligations, net	$117	$1,001
Amortization of the lease intangibles for the years ended December 31, 2018, 2017, and 2016, is as follows (in thousands):

		December 31,
	Income Statement Location	2018	2017	2016
Amortization of acquired in-place leases	Depreciation and amortization	$2,133	$7,220	$14,598
Amortization of above and below market leases	Increase (decrease) to rental income	(54)	(1,774)	(6,531)

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future amortization of net intangible lease assets and liabilities to be recognized by us during the current terms of our leases as of December 31, 2018, are approximately (in thousands):

2019	$158
2020	—
2021	—
2022	—
2023	—
Thereafter	—
$158

Note 5.  Marketable Securities

During the year ended December 31, 2018, our marketable securities consisted of United States Treasury notes and common stock. The United States Treasury notes are classified as available-for-sale and mature in 2019.

On January 1, 2018 we adopted ASU 2016-01 (see Note 2) and reclassified a $1.9 million unrealized gain from cumulative other comprehensive loss to cumulative net income on our consolidated balance sheet. In March 2018, we sold all common stock we held for total proceeds of $23.9 million and recognized a loss of $5.0 million in interest and other income, net during the year ended December 31, 2018.

Below is a summary of our marketable securities as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018			2017
	Amortized Cost	Unrealized Loss	Estimated Fair Value	Cost or Amortized Cost	Unrealized Gain, Net	Estimated Fair Value
Marketable securities	$249,944	$(342)	$249,602	$276,567	$361	$276,928

The unrealized losses on our United States Treasury notes were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at December 31, 2018.

Note 6. Other Assets

Real Estate Mortgages Receivable

We provided mortgage financing totaling $7.7 million at 6.0% per annum in connection with our sale of three properties (18 buildings) in January 2013 in Dearborn, MI.  In August 2018, we sold this real estate mortgage receivable for $5.7 million and recorded a loss of $2.1 million in interest and other income for the year ended December 31, 2018.

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

As of December 31, 2017, we had total real estate mortgages receivable with an aggregate carrying value of $7.7 million included in other assets in our consolidated balance sheet.  We monitored the payment history of the borrowers and determined that no allowance for losses related to the real estate mortgage receivable was necessary at December 31, 2017.  As of December 31, 2018, we did not have any real estate mortgages receivable.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Financing Fees, Deferred Leasing Costs and Capitalized Lease Incentives
The following table summarizes our deferred financing fees related to our unsecured revolving credit facility included in other assets, deferred leasing costs and capitalized lease incentives as of December 31, 2018, and 2017 (in thousands):

	December 31,
	2018	2017
Deferred financing fees	$—	$14,458
Accumulated amortization	—	(12,709)
Deferred financing fees, net	$—	$1,749

Deferred leasing costs	$69,930	$85,606
Accumulated amortization	(18,807)	(22,067)
Deferred leasing costs, net	$51,123	$63,539

Capitalized lease incentives	$5,701	$8,562
Accumulated amortization	(1,393)	(2,054)
Capitalized lease incentives, net	$4,308	$6,508

Future amortization of deferred leasing costs and capitalized lease incentives to be recognized by us during the current terms of our leases as of December 31, 2018 are approximately (in thousands):

	Deferred Leasing Costs	Capitalized Lease Incentives
2019	$5,550	$695
2020	5,812	583
2021	5,810	553
2022	5,126	425
2023	4,478	320
Thereafter	24,347	1,732
	$51,123	$4,308

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.  Indebtedness
At December 31, 2018 and 2017, our outstanding indebtedness included the following (in thousands):

			December 31,
	Interest Rate at December 31, 2018	Maturity Date	2018	2017
Unsecured revolving credit facility, at LIBOR plus a premium	—%	—	$—	$—
5-year unsecured term loan, at LIBOR plus a premium	—%	—	—	200,000
7-year unsecured term loan, at LIBOR plus a premium	—%	—	—	200,000
Unsecured floating rate debt	—%		$—	$400,000

5.875% Senior Unsecured Notes due 2020	5.875%	9/15/2020	$250,000	$250,000
5.75% Senior Unsecured Notes due 2042	—%	—	—	175,000
Unsecured fixed rate debt	5.875%		$250,000	$425,000

206 East 9th Street	5.69%	1/5/2021	$26,000	$26,536
97 Newberry Road	—%	—	—	5,404
Secured fixed rate debt	5.69%		$26,000	$31,940
			$276,000	$856,940
Unamortized net premiums, discounts and deferred financing fees			(1,045)	(8,362)
			$274,955	$848,578

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
On December 26, 2018, we terminated the credit agreement and recognized a loss on early extinguishment of debt of $0.2 million from the write off of unamortized deferred financing fees. We were required to pay a facility fee of 12.5 to 30 basis points, depending on our credit rating, on the borrowings available under the revolving credit facility, whether or not utilized.

Debt Covenants:

Our public debt indenture and related supplements contain a number of financial ratio covenants which generally restrict our ability to incur debts, in excess of calculated amounts, and require us to maintain other financial ratios.  At December 31,

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2018, we believe we were in compliance with all of our respective covenants under our public debt indenture and related supplements.

Senior Unsecured Notes:

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

Mortgage Notes Payable:

At December 31, 2018, one of our properties with an aggregate net book value of $44.3 million had a secured mortgage note totaling $26.5 million (including a net premium and unamortized deferred financing fees) maturing in 2021.

In December 2018, we repaid $4.9 million of mortgage debt at 97 Newberry Road and recognized a loss on early extinguishment of debt of $0.6 million for the year ended December 31, 2018 from prepayment fees and the write off of unamortized deferred financing fees.

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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Required Principal Payments:
The required principal payments due during the next five years and thereafter under all of our outstanding debt at December 31, 2018 are as follows (in thousands):

2019	$567
2020	250,597
2021	24,836
2022	—
2023	—
Thereafter	—
$276,000

Note 8.  Shareholders’ Equity

Common Share Issuances:

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

During the year ended December 31, 2018, we purchased and retired 2,970,209 of our common shares at a weighted average price of $29.67 per share for a total investment of $88.1 million, of which $69.0 million was under the March 2017 authorization and $19.1 million was under the March 2018 authorization. During the year ended December 31, 2017, we did not purchase any common shares under our common share repurchase program. During the year ended December 31, 2016, we purchased and retired 2,491,675 of our common shares at a weighted average price of $27.68 per share, for a total investment of $69.0 million. The $130.9 million of remaining authorization available under our share repurchase program as of December 31, 2018 is scheduled to expire on March 14, 2019.

During the years ended December 31, 2018, 2017 and 2016, certain of our employees surrendered 193,521, 43,329 and 31,025 common shares owned by them, respectively, to satisfy their statutory tax withholding obligations in connection with the vesting of such common shares.

Common Share and Unit Distributions:

On September 26, 2018, our Board of Trustees declared a special, one-time cash distribution of $2.50 per common share/unit to shareholders/unitholders of record on October 9, 2018. On October 23, 2018, we paid this distribution to such shareholders/unitholders in the aggregate amount of $304.7 million. We did not pay any cash distributions to our common shareholders in 2017 or 2016. Our credit agreement contains a number of financial and other covenants, including a covenant which restricts our ability to make distributions under certain circumstances. See Note 7 for additional information regarding our credit agreement.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following characterizes distributions paid per common share for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	2016
Ordinary income	100.0%	—%	—%
Return of capital	—%	—%	—%
Capital gain	—%	—%	—%
Unrecaptured Section 1250 gain	—%	—%	—%
	100.0%	—%	—%

Series D Preferred Shares:
Each of our 4,915,196 series D cumulative convertible preferred shares accrue dividends of $1.625, or 6.50% per annum of the liquidation amount, payable in equal quarterly payments. Our series D preferred shares are convertible, at the holder's option, into our common shares at a conversion rate of 0.5215 common shares per series D preferred share, which is equivalent to a conversion price of $47.94 per common share, or 2,563,275 additional common shares at December 31, 2018. The conversion rate changed from 0.480775 to 0.5215 common shares per series D preferred share effective October 10, 2018 as a result of the common share distribution declared by our Board of Trustees. On or after November 20, 2011, if our common shares trade at or above the then applicable conversion price, we may, at our option, convert some or all of the series D preferred shares into common shares at the then applicable conversion rate. If a fundamental change occurs, which generally will be deemed to occur upon a change in control or a termination of trading of our common shares (or other equity securities into which our series D preferred shares are then convertible), holders of our series D preferred shares will have a special right to convert their series D preferred shares into a number of our common shares per $25.00 liquidation preference, plus accrued and unpaid distributions, divided by 98% of the average closing market price of our common shares for a specified period before such event is effective, unless we exercise our right to repurchase these series D preferred shares for cash, at a purchase price equal to 100% of their liquidation preference, plus accrued and unpaid distributions. The issuance of a large number of common shares as a result of the exercise of this conversion right after a fundamental change may have a dilutive effect on net income attributable to Equity Commonwealth common shareholders per share for future periods. As of December 31, 2018, we had 4,915,196 outstanding series D preferred shares that were convertible into 2,563,275 of our common shares.
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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We have determined that 0% and 96.31% of each distribution to our shareholders for the tax years ended December 31, 2017 and 2016, respectively, consists of an alternative minimum tax adjustment. Our taxable earnings in 2018 are no longer subject to an alternative minimum tax adjustment as a result of H.R. 1, the Tax Cuts and Jobs Act, which generally takes effect for taxable years beginning on or after January 1, 2018 (subject to certain exceptions).

Note 9.  Noncontrolling Interest

Noncontrolling interest represents the portion of the units in the Operating Trust not beneficially owned by the Company. An OP Unit and a share of our common stock have essentially the same economic characteristics. Distributions with respect to OP Units will generally mirror distributions with respect to the Company’s common shares. Unitholders (other than the Company) generally have the right, commencing six months from the date of issuance of such OP Units, to cause the Operating Trust to redeem their OP Units in exchange for cash or, at the option of the Company, common shares of the Company on a one-for-one basis. As sole trustee, the Company will have the sole discretion to elect whether the redemption right will be satisfied by the Company in cash or the Company’s common shares. As a result, the Noncontrolling interest is classified as permanent equity. As of December 31, 2018, the portion of the Operating Trust not beneficially owned by the Company is in the form of OP Units and LTIP Units (see Note 13 for a description of LTIP Units). LTIP Units may be subject to additional vesting requirements.

The following table presents the changes in Equity Commonwealth’s issued and outstanding common shares and units for the year ended December 31, 2018:

	Common Shares	OP Units and LTIP Units	Total
Outstanding at January 1, 2018	124,217,616	42,520	124,260,136
Repurchase of shares	(2,970,209)	—	(2,970,209)
Restricted share, time-based LTIP Unit grants and vested restricted stock units, net of forfeitures	324,748	3,200	327,948
Outstanding at December 31, 2018	121,572,155	45,720	121,617,875
Noncontrolling ownership interest in the Operating Trust			0.04%

The carrying value of the Noncontrolling interest is allocated based on the number of OP Units and LTIP Units in proportion to the number of OP Units and LTIP Units plus the number of common shares. We adjust the noncontrolling interest balance at the end of each period to reflect the noncontrolling partners’ interest in the net assets of the Operating Trust. Net income is allocated to the Noncontrolling interest in the Operating Trust based on the weighted average ownership percentage during the period. Equity Commonwealth’s weighted average ownership interest in the Operating Trust was 99.96% and 99.97%, respectively, for the years ended December 31, 2018 and 2017.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10.  Cumulative Other Comprehensive Loss

The following tables present the amounts recognized in cumulative other comprehensive loss for the years ended December 31, 2018 and 2017 (in thousands):

	Unrealized Loss on Derivative Instruments	Unrealized Gain (Loss) on Marketable Securities	Total
Balance as of January 1, 2018	$(456)	$361	$(95)

Amounts reclassified from cumulative other comprehensive loss to cumulative net income pursuant to a change in accounting principle	—	(1,902)	(1,902)

Other comprehensive income before reclassifications	84	1,199	1,283
Amounts reclassified from cumulative other comprehensive loss to net income	372	—	372
Net current period other comprehensive income	456	1,199	1,655

Balance as of December 31, 2018	$—	$(342)	$(342)

	Unrealized Loss on Derivative Instruments	Unrealized Gain, Net on Marketable Securities	Total
Balance as of January 1, 2017	$(208)	$—	$(208)

Other comprehensive (loss) income before reclassifications	(297)	361	64
Amounts reclassified from cumulative other comprehensive loss to net income	49	—	49
Net current period other comprehensive (loss) income	(248)	361	113

Balance as of December 31, 2017	$(456)	$361	$(95)

The following table presents reclassifications out of cumulative other comprehensive loss for the years ended December 31, 2018 and 2017 (in thousands):

	Amounts Reclassified from Cumulative Other Comprehensive Loss to Net Income
	Year Ended December 31,
Details about Cumulative Other Comprehensive Loss Components	2018	2017	Affected Line Items in the Statement of Operations
Interest rate cap contract	$293	$—	Interest and other income
Interest rate cap contract	79	49	Interest expense
	$372	$49

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.  Income Taxes

Our provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
State and local	$(3,156)	$(500)	$(745)
Federal	—	—	—
Income tax expense	$(3,156)	$(500)	$(745)

The tax expense recorded in the current period is primarily the result of the taxable gains from sales of properties during the year ended December 31, 2018.
A reconciliation of our effective tax rate and the U.S. Federal statutory income tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Taxes at statutory U.S. federal income tax rate	21.00%	35.00%	35.00%
Dividends paid deduction and net operating loss utilization	(21.00)%	(35.00)%	(35.00)%
Federal taxes on built-in gain	—%	—%	—%
State and local income taxes	1.14%	1.66%	0.32%
Effective tax rate	1.14%	1.66%	0.32%
At December 31, 2018 and 2017, we had federal net operating loss (NOL) carryforwards of approximately $90 million and $120 million, respectively. These amounts can be used to offset future taxable income, if any. The REIT will be entitled to utilize NOL carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. NOLs arising in taxable years ending before January 1, 2018 can generally be carried forward 20 years, with no carryforward limitation on NOLs generated after that date. Our NOL carryforwards expire in years 2035 to 2037.

Note 12.  Derivative Instruments

Risk Management Objective of Using Derivatives

We are exposed to certain risks relating to our ongoing business operations, including the effect of changes in interest rates.

We may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of any interest rate risk associated with any borrowings. The principal objective of such arrangements would reduce the risks and/or costs associated with our operating and financial structure as well as hedge specific anticipated transactions. We do not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To reduce this risk, we only enter into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which we and our affiliates may also have other financial relationships.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage any exposure to interest rate movements. To accomplish this objective, we may use interest rate swaps, caps, or other similar instruments as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate.

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

On March 8, 2018, we terminated an interest rate cap that had a LIBOR strike price of 2.50%, a notional amount of $400.0 million and a maturity date of March 1, 2019. We recognized $0.3 million of expense in interest and other income, net on the consolidated statement of operations for the year ended December 31, 2018 related to the early termination of the interest rate cap agreement. As of December 31, 2018, we do not have any outstanding interest rate derivatives designated as cash flow hedges of interest rate risk.

The table below presents the fair value of derivative financial instruments as well as classification on the consolidated balance sheets as of December 31, 2018, and 2017 (amounts in thousands):

		Fair Value as of December 31,
Interest Rate Derivative Designated as Hedging Instrument	Balance Sheet Location	2018	2017
Interest rate cap	Other assets	$—	$17

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2018, 2017, and 2016 (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Amount of gain (loss) recognized in cumulative other comprehensive loss (effective portion)	$84	$(297)	$(554)
Amount of loss reclassified from cumulative other comprehensive loss into interest expense (effective portion)	79	49	3,792
Amount of loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	293	—	241

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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Recipients of the Company’s restricted stock units (RSUs) are entitled to receive dividends with respect to the common shares underlying the RSUs if and when the RSUs are earned, at which time the recipient will be entitled to receive an amount in cash equal to the aggregate amount of cash dividends that would have been paid in respect of the common shares underlying the recipient’s earned RSUs had such common shares been issued to the recipient on the first day of the performance period. To the extent that an award does not vest, the dividends related to unvested RSUs will be forfeited. The RSUs are market-based awards with a service condition and recipients may earn RSUs based on the Company’s total shareholder return (TSR) relative to the TSRs of the companies that comprise the NAREIT Office Index over a three-year performance period. Following the end of the three-year performance period, the number of earned awards will be determined. The earned awards vest in two tranches with 50% of the earned award vesting following the end of the performance period on the date the Committee determines the level of achievement of the performance metric and the remaining 50% of the earned award vesting approximately one year thereafter, subject to the grant recipient’s continued employment. Compensation expense for the RSUs is determined using a Monte Carlo simulation model and is recognized ratably from the grant date to the vesting date of each tranche.

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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2018 Equity Award Activity

On October 28, 2018, 225,655 RSUs vested and we issued 225,655 common shares, prior to certain employees surrendering their common shares to satisfy statutory tax withholding obligations (see Note 8).
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

2017 Equity Award Activity

On November 8, 2017, 226,258 RSUs vested and we issued 226,258 common shares, prior to certain employees surrendering their common shares to satisfy statutory tax withholding obligations (see Note 8).
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
On January 24, 2017, the Committee approved a grant of 39,364 time-based LTIP Units, 79,924 market-based LTIP Units at target (199,211 market-based LTIP Units at maximum), 76,424 restricted shares and 155,168 RSUs at target (386,756 RSUs at maximum) to the Company’s officers, certain employees and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2016. The restricted shares and time-based LTIP Units were valued at $31.47 per share and per unit, the closing price of our common shares on the NYSE on the grant date.

2016 Equity Award Activity

On June 15, 2016, in accordance with the Company’s compensation plan for independent Trustees, the Committee awarded each of the nine independent Trustees $0.1 million in restricted shares as part of their compensation for the 2016-2017 year of service on the Board of Trustees. These awards equated to 3,463 shares per Trustee, for a total of 31,167 shares, valued at $28.88 per share, the closing price of our common shares on the NYSE on that day. These shares vested on June 15, 2017.
On January 26, 2016, the Committee approved a grant of 136,623 restricted shares and 277,386 RSUs at target (691,385 RSUs at maximum) to the Company’s officers, certain employees and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2015.   The restricted shares were granted on January 26, 2016 and were valued at $26.93 per share, the closing price of our common shares on the NYSE on the grant date.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Outstanding Equity Awards

The table below presents a summary of restricted share, RSU and LTIP Unit activity for the years ended December 31, 2018, 2017 and 2016:

	Number of Restricted Shares and Time-Based LTIP Units	Weighted Average Grant Date Fair Value	Number of RSUs and Market-Based LTIP Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	776,456	$26.62	1,884,110	$15.82
Granted	167,790	27.29	691,385	15.57
Vested	(191,498)	26.54	—	—
Forfeited	(539)	26.82	(2,727)	15.54
Outstanding at December 31, 2016	752,209	$26.79	2,572,768	$15.75
Granted	144,192	31.51	585,967	15.97
Vested	(217,449)	27.97	(226,258)	15.99
Not earned(1)	—	—	(800,530)	15.99
Outstanding at December 31, 2017	678,952	$27.41	2,131,947	$15.69
Granted	154,209	30.05	634,628	14.90
Vested	(407,273)	27.06	(367,260)	15.79
Not earned(1)	—	—	(352,671)	15.47
Outstanding at December 31, 2018	425,888	$28.70	2,046,644	$15.47
(1) The table presents the maximum number of shares issued or issuable from outstanding equity awards. RSUs and market-based LTIP Units not earned are the shares market-based award recipients do not receive based on the performance measurement completed at the end of the performance period.
The 425,888 unvested restricted shares and time-based LTIP Units as of December 31, 2018 are scheduled to vest as follows: 151,272 shares/units in 2019, 124,959 shares/units in 2020, 87,772 shares/units in 2021 and 61,885 shares/units in 2022. As of December 31, 2018, the estimated future compensation expense for all unvested restricted shares and time-based LTIP Units was $6.1 million. Compensation expense for the restricted share and time-based LTIP Units is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares and time-based LTIP Units is approximately 2.3 years.
As of December 31, 2018, the estimated future compensation expense for all unvested RSUs and market-based LTIP Units was $12.4 million. The weighted average period over which the future compensation expense will be recorded for the RSUs and market-based LTIP Units is approximately 2.1 years.
The assumptions and fair values for the RSUs and market-based LTIP Units granted for the years ended December 31, 2018, 2017 and 2016 are included in the following table on a per share and unit basis.

	2018	2017	2016
Fair value of RSUs and market-based LTIP Units granted at the target amount	$37.13	$39.81	$38.80
Fair value of RSUs and market-based LTIP Units granted at the maximum amount	$14.90	$15.97	$15.57
Expected term (years)	4	4	4
Expected volatility	—	—	—
Expected dividend yield	1.68%	1.59%	1.86%
Risk-free rate	2.26%	1.49%	1.07%

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years ended December 31, 2018, 2017 and 2016, we recorded $19.7 million, $21.4 million and $18.5 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our Trustees, officers and employees related to our equity compensation plans. Forfeitures are recognized as they occur. At December 31, 2018, 839,470 shares/units remain available for issuance under the 2015 Incentive Plan.

Note 14.  Defined Contribution Plan

We have a defined contribution plan that covers employees meeting eligibility requirements. We match 100% of the first 3% of compensation that an employee elects to defer plus 50% of compensation that an employee elects to defer exceeding 3% but not exceeding 5%, subject to a maximum of $8,000. The Company’s matching contribution vests immediately. The Company's contributions were $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 15.  Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value during 2018 and 2017, categorized by the level of inputs used in the valuation of each asset and liability (dollars in thousands):

		Fair Value at December 31, 2018 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements:
Marketable securities	$249,602	$249,602	$—	$—

		Fair Value at December 31, 2017 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements:
Effective portion of interest rate cap contract	$17	$—	$17	$—
Marketable securities	$276,928	$276,928	$—	$—

Effective Portion of Interest Rate Cap Contract

The fair value of our interest rate cap contract was determined using the net discounted cash flows of the derivative based on the market based interest rate curve (level 2 inputs) and adjusted for our credit spread and the actual and estimated credit spreads of the counterparties (level 3 inputs).  Although we have determined that the majority of the inputs used to value our derivative fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivative utilize level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  As of December 31, 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments were not significant to the overall valuation of our derivative.  As a result, we have determined that our derivative valuation in its entirety was classified as level 2 inputs in the fair value hierarchy.
Properties Held and Used and Properties Held for Sale
As part of our office repositioning strategy adopted by our Board of Trustees, and pursuant to our accounting policy, in 2018, we evaluated the recoverability of the carrying values of each of the real estate assets that comprised our portfolio and determined that due to the shortening of the expected periods of ownership as a result of the office repositioning strategy and current estimates of market value less estimated costs to sell, it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio to their estimated fair values. We anticipated the potential disposition of certain properties prior to the end of their remaining useful lives. As a result, in the first quarter of 2018, we recorded an impairment charge

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

related to 777 East Eisenhower Parkway and 97 Newberry Road of $12.1 million in accordance with our impairment analysis procedures. We determined this impairment based on independent third party broker information, which are level 3 inputs according to the fair value hierarchy established in ASC 820. We reduced the aggregate carrying value of these properties from $41.8 million to their estimated fair value less estimated costs to sell of $29.7 million. These properties were sold in 2018 (see Note 3 for additional information). We evaluated each of our properties and determined there were no additional valuation adjustments necessary at December 31, 2018.

As part of our office repositioning strategy adopted by our Board of Trustees, and pursuant to our accounting policy, in 2017, we evaluated the recoverability of the carrying values of each of the real estate assets that comprised our portfolio and determined that due to the shortening of the expected periods of ownership as a result of the office repositioning strategy and current estimates of market value less estimated costs to sell, it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio to their estimated fair values. As a result, in the first quarter of 2017, we recorded an impairment charge related to 25 S. Charles Street of $1.3 million in accordance with our impairment analysis procedures. We determined this impairment based on third party offer prices, which are level 2 inputs according to the fair value hierarchy established in ASC 820. We reduced the aggregate carrying value of this property from $24.6 million to its estimated fair value less estimated costs to sell of $23.3 million. This property was sold in April 2017 (see Note 3 for additional information). In the second quarter of 2017, we recorded an impairment charge related to the Five Property Portfolio held for sale as of June 30, 2017 of $18.4 million in accordance with our impairment analysis procedures. We determined this impairment based on third party offer prices, which are level 2 inputs according to the fair value hierarchy established in ASC 820. We reduced the aggregate carrying value of these properties from $99.0 million to their estimated fair value less estimated costs to sell of $80.6 million. This portfolio of properties was sold in July 2017 (see Note 3 for additional information).We evaluated each of our properties and determined there were no additional valuation adjustments necessary at December 31, 2017.

Financial Instruments

In addition to the assets described in the above table, our financial instruments include our cash and cash equivalents, real estate mortgage receivable, restricted cash, senior unsecured debt and mortgage notes payable.  At December 31, 2018 and 2017, the fair value of these additional financial instruments were not materially different from their carrying values, except as follows (in thousands):

	December 31, 2018		December 31, 2017
	Principal Balance	Fair Value	Principal Balance	Fair Value
Senior unsecured debt and mortgage notes payable	$276,000	$283,214	$856,940	$874,280

The fair values of our senior notes are based on quoted market prices (level 2 inputs) and the fair values of our mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads (level 3 inputs).

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, as of December 31, 2018, no single tenant of ours is responsible for more than 7.5% of our total annualized rents, other than one tenant, Expedia, Inc., that is responsible for 13.9% of our total annualized rents (see Note 17).

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator for earnings per common share - basic:
Net income	$272,908	$29,666	$232,894
Net income attributable to noncontrolling interest	(95)	(10)	—
Preferred distributions	(7,988)	(7,988)	(17,956)
Excess fair value of consideration paid over carrying value of preferred shares	—	—	(9,609)
Numerator for net income per share - basic	$264,825	$21,668	$205,329

Numerator for earnings per common share - diluted:
Net income	$272,908	$29,666	$232,894
Net income attributable to noncontrolling interest	(95)	—	—
Preferred distributions	(7,988)	(7,988)	(17,956)
Excess fair value of consideration paid over carrying value of preferred shares	—	—	(9,609)
Numerator for net income per share - diluted	$264,825	$21,678	$205,329

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic(1)	122,314	124,125	125,474
RSUs(2)	956	912	1,294
LTIP Units(3)	115	92	—
Weighted average number of common shares outstanding - diluted	123,385	125,129	126,768

Net income per common share attributable to Equity Commonwealth common shareholders:
Basic	$2.17	$0.17	$1.64
Diluted	$2.15	$0.17	$1.62

Anti-dilutive securities:
Effect of Series D preferred shares; 6 1/2% cumulative convertible(4)	2,563	2,363	2,363
Effect of LTIP Units	43	—	—
Effect of OP Units(5)	1	—	—

(1)	The years ended December 31, 2018, 2017 and 2016, include 308, 33 and 0 weighted-average, unvested, earned RSUs, respectively.

(2)	Represents weighted-average number of common shares that would have been issued if the year-end was the measurement date for RSUs.

(3)	Represents the weighted-average dilutive shares issuable from LTIP Units if the year-end was the measurement date for the periods shown.

(4)
The Series D preferred shares are excluded from the diluted earnings per share calculation because including the Series D preferred shares would also require that the preferred distributions be added back to net income, resulting in anti-dilution.

(5)	Beneficial interests in the Operating Trust.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17.  Segment Information

Our primary business is the ownership and operation of office properties, and we currently have one reportable segment.  More than 90% of our revenues for the year ended December 31, 2018 are from office properties. For the year ended December 31, 2018, Expedia, Inc. individually accounted for 10.3% of our consolidated revenues.

Note 18.  Related Person Transactions

The following discussion includes a description of our related person transactions for the years ended December 31, 2018, 2017 and 2016.

Two North Riverside Plaza Joint Venture Limited Partnership: Effective July 20, 2015, we entered into a lease with Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman, to occupy office space on the twentieth and twenty-first floors of Two North Riverside Plaza in Chicago, Illinois (20th/21st Floor Office Lease). The initial term of the lease is approximately five years, with one 5-year renewal option. We made improvements to the office space utilizing the $0.7 million tenant improvement allowance pursuant to the lease. In connection with the 20th/21st Floor Office Lease, we also have a storage lease with Two North Riverside Plaza Joint Venture Limited Partnership for storage space in the basement of Two North Riverside Plaza. The storage lease expires December 31, 2020; however, each party has the right to terminate on 30 days' prior written notice. During the years ended December 31, 2018, 2017 and 2016, we recognized expense of $0.8 million, $0.8 million and $0.8 million, respectively, pursuant to the 20th/21st Floor Office Lease and the related storage lease. The future minimum lease payments scheduled to be paid by us during the current terms of this lease as of December 31, 2018 are as follows: $0.9 million in 2019 and $0.9 million in 2020. As of December 31, 2018 and 2017, we did not have any amounts due to Two North Riverside Plaza Joint Venture Limited Partnership pursuant to the 20th/21st Floor Office Lease and the related storage space.

Related/Corvex: On July 31, 2014, at the reconvened session of our 2014 annual meeting of shareholders, our shareholders voted to approve the reimbursement of verified expenses incurred by Related Fund Management, LLC and Corvex Management LP (Related/Corvex) in connection with their consent solicitations to remove our former Trustees and elect the new Board of Trustees and to engage in related litigation. In August 2016, we paid a final $8.2 million payment of the $33.3 million in total reimbursements to Related/Corvex.

Note 19. Selected Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly results of operations for 2018 and 2017 (dollars in thousands):

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$58,588	$48,636	$46,873	$42,925
Net income attributable to Equity Commonwealth common shareholders	185,602	35,036	30,767	13,420
Net income attributable to Equity Commonwealth common shareholders per share—basic	1.50	0.29	0.25	0.11
Net income attributable to Equity Commonwealth common shareholders per share—diluted	1.48	0.29	0.25	0.11

The first quarter 2018 net income attributable to Equity Commonwealth common shareholders was primarily attributable to the gain on sale of properties of $205.2 million. The decrease in the second, third and fourth quarter 2018 total revenues is primarily attributable to properties sold in 2018.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 20.  Subsequent Events

On January 11, 2019, we announced that our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on February 15, 2019 to shareholders of record on January 30, 2019.

On January 29, 2019, certain of our subsidiaries entered into a contract to sell 100% of the equity interests in the fee simple owner of our 1,286,936 square foot property at 1735 Market Street, for a sales price of $451.6 million, excluding credits and closing costs. This transaction is subject to customary closing extensions and conditions, and there is no certainty that this transaction will close.

EQUITY COMMONWEALTH
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2018
(dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2016:
Allowance for doubtful accounts	$7,715	$1,056	$(3,666)	$5,105
Year Ended December 31, 2017:
Allowance for doubtful accounts	$5,105	$935	$(1,269)	$4,771
Year Ended December 31, 2018:
Allowance for doubtful accounts	$4,771	$1,273	$(1,070)	$4,974

S-1

EQUITY COMMONWEALTH
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(dollars in thousands)

				Initial Cost to Company				Cost Amount Carried at Close of Period
Property	City	State	Encumbrances(1)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition, Net	Impairment/Write Downs	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation(3)	Date Acquired	Original Construction Date
1225 Seventeenth Street	Denver	CO	$—	$22,400	$110,090	$33,108	$(2,750)	$22,400	$140,448	$162,848	$35,066	6/24/2009	1982
1250 H Street, NW	Washington	DC	—	5,975	53,778	15,895	(579)	5,975	69,094	75,069	33,383	6/23/1998	1992
Georgetown-Green and Harris Buildings	Washington	DC	—	24,000	35,979	1,076	—	24,000	37,055	61,055	8,402	9/3/2009	1960;1975
109 Brookline Avenue	Boston	MA	—	3,168	30,397	15,636	(1,397)	3,168	44,636	47,804	21,853	9/28/1995	1915
1735 Market Street	Philadelphia	PA	—	24,753	222,775	95,918	(14,927)	24,748	303,771	328,519	136,425	6/30/1998	1990
206 East 9th Street	Austin	TX	26,000	7,900	38,533	5,362	(444)	7,900	43,451	51,351	7,073	5/31/2012	1984
Bridgepoint Square	Austin	TX	—	7,784	70,526	20,637	(1,172)	7,784	89,991	97,775	45,146	12/5/1997	1986;1996;1997
Research Park	Austin	TX	—	15,859	60,175	33,383	—	21,212	88,205	109,417	38,117	10/7/1998; 10/11/2016	1968;1998; 2001
333 108th Avenue NE	Bellevue	WA	—	14,400	136,412	2,746	(31)	14,400	139,127	153,527	33,117	11/12/2009	2008
600 108th Avenue NE	Bellevue	WA	—	3,555	30,244	19,677	(1,199)	3,555	48,722	52,277	17,386	7/16/2004	1980
			$26,000	$129,794	$788,909	$243,438	$(22,499)	$135,142	$1,004,500	$1,139,642	$375,968

S-2

EQUITY COMMONWEALTH
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(dollars in thousands)

Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at January 1, 2016	$3,887,352	$898,939
Additions	113,258	101,647
Loss on asset impairment	(58,595)	(119)
Disposals	(1,085,125)	(245,212)
Balance at December 31, 2016	2,856,890	755,255
Additions	55,041	71,979
Loss on asset impairment	(6,711)	—
Properties classified to held for sale	(138,130)	(62,064)
Disposals	(1,019,479)	(314,452)
Balance at December 31, 2017	1,747,611	450,718
Additions	58,618	39,161
Loss on asset impairment	(12,032)	—
Disposals	(654,555)	(113,911)
Balance at December 31, 2018	$1,139,642	$375,968

(1)	Excludes net unamortized premiums and net unamortized deferred financing costs.

(2)	Excludes value of real estate intangibles. Aggregate cost for federal income tax purposes is approximately $1,129,227.

(3)	Depreciation is calculated using the straight line method over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property.

S-3