Form 10-Q
period 2019-03-31
Equity Commonwealth
filed 2019-04-30
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-9317
EQUITY COMMONWEALTH
(Exact Name of Registrant as Specified in Its Charter)

Maryland	04-6558834
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Two North Riverside Plaza, Suite 2100, Chicago, IL	60606
(Address of Principal Executive Offices)	(Zip Code)

(312) 646-2800
(Registrant’s Telephone Number, Including Area Code)
 Securities registered pursuant to Section 12(b) of the Exchange Act:

Title Of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Shares of Beneficial Interest	EQC	New York Stock Exchange
6 1/2% Series D Cumulative Convertible Preferred Shares of Beneficial Interest	EQCpD	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of April 25, 2019:  121,898,969.

EQUITY COMMONWEALTH

FORM 10-Q

March 31, 2019

EXPLANATORY NOTE

References in this Quarterly Report on Form 10-Q to the Company, EQC, we, us or our, refer to Equity Commonwealth and its consolidated subsidiaries as of March 31, 2019, unless the context indicates otherwise.

i

PART I.      Financial Information

Item 1.         Financial Statements.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	March 31, 2019	December 31, 2018
		(audited)
ASSETS
Real estate properties:
Land	$110,395	$135,142
Buildings and improvements	704,142	1,004,500
	814,537	1,139,642
Accumulated depreciation	(245,528)	(375,968)
	569,009	763,674
Acquired real estate leases, net	183	275
Cash and cash equivalents	3,069,501	2,400,803
Marketable securities	—	249,602
Restricted cash	1,767	3,298
Rents receivable	31,151	51,089
Other assets, net	42,326	62,031
Total assets	$3,713,937	$3,530,772

LIABILITIES AND EQUITY
Senior unsecured debt, net	$248,689	$248,473
Mortgage notes payable, net	26,288	26,482
Accounts payable, accrued expenses and other	42,280	62,368
Rent collected in advance	5,119	9,451
Total liabilities	322,376	346,774

Shareholders' equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6 1/2% cumulative convertible; 4,915,196 shares issued and outstanding, aggregate liquidation preference of $122,880	119,263	119,263
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 121,899,625 and 121,572,155 shares issued and outstanding, respectively	1,219	1,216
Additional paid in capital	4,304,560	4,305,974
Cumulative net income	3,081,492	2,870,974
Cumulative other comprehensive loss	—	(342)
Cumulative common distributions	(3,420,512)	(3,420,548)
Cumulative preferred distributions	(695,733)	(693,736)
Total shareholders’ equity	3,390,289	3,182,801
Noncontrolling interest	1,272	1,197
Total equity	3,391,561	3,183,998
Total liabilities and equity	$3,713,937	$3,530,772
See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental revenue	$38,890	$55,273
Other revenue	2,862	3,315
Total revenues	41,752	58,588
Expenses:
Operating expenses	15,780	24,599
Depreciation and amortization	8,585	13,903
General and administrative	12,096	13,339
Loss on asset impairment	—	12,087
Total expenses	36,461	63,928
Interest and other income, net	17,775	5,780
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $165 and $801, respectively)	(4,206)	(10,115)
Loss on early extinguishment of debt	—	(4,867)
Gain on sale of properties, net	193,037	205,211
Income before income taxes	211,897	190,669
Income tax expense	(1,300)	(3,007)
Net income	210,597	187,662
Net income attributable to noncontrolling interest	(79)	(63)
Net income attributable to Equity Commonwealth	$210,518	$187,599
Preferred distributions	(1,997)	(1,997)
Net income attributable to Equity Commonwealth common shareholders	$208,521	$185,602

Weighted average common shares outstanding — basic	121,960	123,867
Weighted average common shares outstanding — diluted	125,822	127,097
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$1.71	$1.50
Diluted	$1.67	$1.48

See accompanying notes.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$210,597	$187,662

Other comprehensive income (loss), net of tax:
Unrealized gain on derivative instruments	—	117
Unrealized gain (loss) on marketable securities	342	(226)
Total comprehensive income	210,939	187,553
Comprehensive income attributable to the noncontrolling interest	(79)	(63)
Total comprehensive income attributable to Equity Commonwealth	$210,860	$187,490

See accompanying notes.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands, except share data)
(unaudited)

	Equity Commonwealth Shareholders
	Preferred Shares			Common Shares
	Series D
	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at December 31, 2018	4,915,196	$119,263	$(693,736)	121,572,155	$1,216	$(3,420,548)	$4,305,974	$2,870,974	$(342)	$1,197	$3,183,998
Net income	—	—	—	—	—	—	—	210,518	—	79	210,597
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	342	—	342
Repurchase of shares	—	—	—	(163,913)	(2)	—	(5,340)	—	—	—	(5,342)
Share-based compensation	—	—	—	491,383	5	—	3,585	—	—	337	3,927
Distributions	—	—	(1,997)	—	—	36	—	—	—	—	(1,961)
Adjustment for noncontrolling interest	—	—	—	—	—	—	341	—	—	(341)	—
Balance at March 31, 2019	4,915,196	$119,263	$(695,733)	121,899,625	$1,219	$(3,420,512)	$4,304,560	$3,081,492	$—	$1,272	$3,391,561

Balance at December 31, 2017	4,915,196	$119,263	$(685,748)	124,217,616	$1,242	$(3,111,868)	$4,380,313	$2,596,259	$(95)	$1,129	$3,300,495
Reclassification pursuant to change in accounting principle	—	—	—	—	—	—	—	1,902	(1,902)	—	—
Net income	—	—	—	—	—	—	—	187,599	—	63	187,662
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	117	—	117
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(226)	—	(226)
Repurchase of shares	—	—	—	(3,027,557)	(30)	—	(89,880)	—	—	—	(89,910)
Share-based compensation	—	—	—	267,014	2	—	5,010	—	—	326	5,338
Distributions	—	—	(1,997)	—	—	—	—	—	—	—	(1,997)
Adjustment for noncontrolling interest	—	—	—	—	—	—	329	—	—	(329)	—
Balance at March 31, 2018	4,915,196	$119,263	$(687,745)	121,457,073	$1,214	$(3,111,868)	$4,295,772	$2,785,760	$(2,106)	$1,189	$3,401,479

See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$210,597	$187,662
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	7,403	11,279
Net amortization of debt discounts, premiums and deferred financing fees	165	801
Straight line rental income	(837)	(1,528)
Amortization of acquired real estate leases	53	997
Other amortization	1,034	1,628
Share-based compensation	3,927	5,338
Loss on asset impairment	—	12,087
Loss on marketable securities	—	4,987
Loss on early extinguishment of debt	—	4,867
Net gain on sale of properties	(193,037)	(205,211)
Change in assets and liabilities:
Rents receivable and other assets	(8,116)	(11,410)
Accounts payable, accrued expenses and other	(6,548)	(10,082)
Rent collected in advance	(1,871)	(1,786)
Cash provided by (used in) operating activities	12,770	(371)

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(14,340)	(12,761)
Insurance proceeds received	—	1,443
Proceeds from sale of properties, net	427,379	744,324
Proceeds from maturity of marketable securities	250,000	—
Proceeds from sale of marketable securities	—	18,613
Cash provided by investing activities	663,039	751,619

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common shares	(5,342)	(89,910)
Payments on borrowings	(143)	(175,265)
Distributions to common shareholders	(1,160)	—
Distributions to preferred shareholders	(1,997)	(1,997)
Cash used in financing activities	(8,642)	(267,172)

Increase in cash, cash equivalents, and restricted cash	667,167	484,076
Cash, cash equivalents, and restricted cash at beginning of period	2,404,101	2,360,590
Cash, cash equivalents, and restricted cash at end of period	$3,071,268	$2,844,666
See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$7,714	$14,631
Taxes (refunded), net	(2)	(2)

NON-CASH INVESTING ACTIVITIES:
(Decrease) increase in accrued capital expenditures	$(10,633)	$103

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,
	2019	2018
Cash and cash equivalents	$3,069,501	$2,837,671
Restricted cash	1,767	6,995
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$3,071,268	$2,844,666

See accompanying notes.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business

Equity Commonwealth, or the Company, is a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland. Our business is primarily the ownership and operation of office properties in the United States.

On November 10, 2016, the Company converted to what is commonly referred to as an umbrella partnership real estate investment trust, or UPREIT. In connection with this conversion, the Company contributed substantially all of its assets to EQC Operating Trust, a Maryland real estate investment trust, or the Operating Trust, and the Operating Trust assumed substantially all of the Company’s liabilities pursuant to a contribution and assignment agreement between the Company and the Operating Trust.

The Company now conducts and intends to continue to conduct substantially all of its activities through the Operating Trust. The Company beneficially owned 99.96% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust, or OP Units, as of March 31, 2019, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.

At March 31, 2019, our portfolio consisted of 9 properties (17 buildings), with a combined 3.8 million square feet. As of March 31, 2019, we had $3.1 billion of cash and cash equivalents.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of EQC have been prepared without audit.  Certain information and footnote disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are appropriate.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K, or our Annual Report, for the year ended December 31, 2018.  Capitalized terms used, but not defined in this Quarterly Report, have the same meanings as in our Annual Report.

In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances with or among our subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Certain reclassifications have been made to the prior year's financial statements to conform to the current year’s presentation.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts.  Actual results could differ from those estimates.  Significant estimates in the condensed consolidated financial statements include the assessment of the collectability of rental revenue, purchase price allocations, useful lives of fixed assets and impairment of real estate and intangible assets.

Share amounts are presented in whole numbers, except where noted.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements of FASB Accounting Standards Codification, or ASC, 820. This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. We do not expect the adoption of ASU 2018-13 to have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. This update is effective for

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. We adopted ASU 2018-07 on January 1, 2019, and the adoption did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires more timely recognition of credit losses associated with financial assets. This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. We are currently evaluating the impact, if any, that the adoption of ASU 2016-13 will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-02 supersedes previous leasing standards. For leases where we are the lessor, we account for these leases using an approach that is substantially equivalent to previous guidance prior to the adoption of ASU 2016-02. Additionally, under ASU 2016-02, lessors may only capitalize incremental direct leasing costs. For leases in which we are the lessee, we recognize a right-of-use asset and a lease liability equal to the present value of the minimum lease payments, with rent expense being recognized on a straight-line basis and the right of use asset being reduced when lease payments are made.

In July 2018, the FASB issued ASU 2018-11 to provide entities with relief from the costs of implementing certain aspects of ASU 2016-02. The amendment to the new leases standard includes a practical expedient that provides lessors an option not to separate lease and non-lease components when certain criteria are met and instead account for those components as a single component under the new leases standard.  The amendment also provides a transition option that permits the application of the new guidance as of the adoption date rather than to all periods presented.  We elected the practical expedient to account for both our lease (primarily base rent) and non-lease (primarily tenant reimbursements) components as a single component under the leases standard and elected the new transition option. We adopted these pronouncements on January 1, 2019, and the adoption did not have a material impact on our consolidated financial statements, both as a lessor and as a lessee.

Certain reclassifications were made to conform the prior period to our presentation of the condensed consolidated statements of operations as a result of adopting ASU 2016-02. Amounts that were previously disclosed as "Tenant reimbursements and other income" are now included in "Rental revenue" and are no longer presented as a separate line item. Parking revenues that do not represent components of leases and were previously disclosed as "Rental income" are now included in "Other revenue." Subsequent to January 1, 2019, provisions for credit losses are included in "Rental revenue." Provisions for credit losses prior to January 1, 2019 were disclosed as "Operating expenses" and were not reclassified to conform prior periods to the current presentation.

Note 3.  Real Estate Properties

During the three months ended March 31, 2019 and 2018, we made improvements, excluding tenant-funded improvements, to our properties totaling $3.7 million and $12.9 million, respectively.

Property Disposition:

During the three months ended March 31, 2019, we sold the following property (dollars in thousands):

Property	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price	Gain on Sale
1735 Market Street(1)	March 2019	1	1	1,286,936	$451,600	$192,985

(1)
Certain of our subsidiaries sold 100% of the equity interests in the fee simple owner of this property.     The sale of this property did not represent a strategic shift under ASC Topic 205. However, the sale does represent an individually significant disposition. The operating results of this property are included in continuing operations for all periods

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

presented through the date of sale. Net income related to this property was $197.1 million and $1.8 million for the three months ended March 31, 2019 and 2018, respectively.

Lease Payments

The future minimum lease payments, excluding tenant reimbursement revenue, scheduled to be received by us during the current terms of our leases as of March 31, 2019 are as follows (in thousands):

2019	$62,740
2020	71,503
2021	77,133
2022	68,176
2023	61,616
Thereafter	419,981
$761,149

Rental revenue consists of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Lease payments	$27,905	$39,536
Variable lease payments	10,985	15,737
Rental revenue	$38,890	$55,273

Note 4.  Marketable Securities

As of December 31, 2018, our marketable securities consisted of United States Treasury notes and were classified as available-for-sale. The United States Treasury notes matured in January and February 2019, and as of March 31, 2019, we do not have any marketable securities.

Below is a summary of our marketable securities as of December 31, 2018 (in thousands):

	December 31, 2018
	Amortized Cost	Unrealized Loss	Estimated Fair Value
Marketable securities	$249,944	$(342)	$249,602

Note 5.  Indebtedness

Debt Covenants:

Our public debt indenture and related supplements contain a number of financial ratio covenants that generally restrict our ability to incur debts, in excess of calculated amounts, and require us to maintain other financial ratios.  At March 31, 2019, we believe we were in compliance with all of our respective covenants under our public debt indenture and related supplements.

Senior Unsecured Notes:

At March 31, 2019, we had senior unsecured notes of $250.0 million (excluding net discounts and unamortized deferred financing fees) maturing in 2020.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Mortgage Note Payable:

At March 31, 2019, one of our properties with an aggregate net book value of $44.3 million had a secured mortgage note totaling $26.3 million (including a net premium and unamortized deferred financing fees) maturing in 2021.

Note 6.  Shareholders’ Equity

Common Share Issuances:

See Note 10 for information regarding equity issuances related to share-based compensation.

Common Share Repurchases:

On March 14, 2018, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. In March 2019, this share repurchase authorization, of which $130.9 million was not utilized, expired. On March 13, 2019, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. During the three months ended March 31, 2019, we did not repurchase any of our common shares under our share repurchase program. The $150.0 million of remaining authorization available under our share repurchase program as of March 31, 2019 is scheduled to expire on March 13, 2020.

During the three months ended March 31, 2019 and 2018, certain of our employees surrendered 163,913 and 57,348 common shares owned by them, respectively, to satisfy their statutory tax withholding obligations in connection with the vesting of such common shares.

Common Share and Unit Distribution:

On September 26, 2018, our Board of Trustees declared a special, one-time cash distribution of $2.50 per common share/unit to shareholders/unitholders of record on October 9, 2018. On October 23, 2018, we paid this distribution to such shareholders/unitholders in the aggregate amount of $304.7 million. In February 2019, the number of earned awards for certain recipients of the Company's restricted stock units was determined. Pursuant to the terms of such awards, we paid a one-time catch-up cash distribution of $2.50 per common share/unit to these recipients in the aggregate amount of $1.2 million upon such determination.

Preferred Share Distributions:

In 2019, our Board of Trustees declared distributions on our series D preferred shares to date as follows:

Declaration Date	Record Date	Payment Date	Series D Dividend Per Share
January 11, 2019	January 30, 2019	February 15, 2019	$0.40625
April 11, 2019	April 29, 2019	May 15, 2019	$0.40625

Note 7.  Noncontrolling Interest

Noncontrolling interest represents the portion of the OP Units not beneficially owned by the Company. The ownership of an OP Unit and a common share of beneficial interest have essentially the same economic characteristics. Distributions with respect to OP Units will generally mirror distributions with respect to the Company’s common shares. Unitholders (other than the Company) generally have the right, commencing six months from the date of issuance of such OP Units, to cause the Operating Trust to redeem their OP Units in exchange for cash or, at the option of the Company, common shares of the Company on a one-for-one basis. As sole trustee, the Company will have the sole discretion to elect whether the redemption right will be satisfied by the Company in cash or the Company’s common shares. As a result, the Noncontrolling interest is classified as permanent equity. As of March 31, 2019, the portion of the Operating Trust not beneficially owned by the Company is in the form of OP Units and LTIP Units (see Note 10 for a description of LTIP Units). LTIP Units may be subject to additional vesting requirements.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the changes in Equity Commonwealth’s issued and outstanding common shares and units for the three months ended March 31, 2019:

	Common Shares	OP Units and LTIP Units	Total
Outstanding at January 1, 2019	121,572,155	45,720	121,617,875
Repurchase of shares	(163,913)	—	(163,913)
Restricted share grants and vested restricted stock units	491,383	—	491,383
Outstanding at March 31, 2019	121,899,625	45,720	121,945,345
Noncontrolling ownership interest in the Operating Trust			0.04%
The carrying value of the Noncontrolling interest is allocated based on the number of OP Units and LTIP Units in proportion to the number of OP Units and LTIP Units plus the number of common shares. We adjust the Noncontrolling interest balance at the end of each period to reflect the noncontrolling partners’ interest in the net assets of the Operating Trust. Net income is allocated to the Noncontrolling interest in the Operating Trust based on the weighted average ownership percentage during the period. Equity Commonwealth’s weighted average ownership interest in the Operating Trust was 99.96% for the three months ended March 31, 2019.

Note 8.  Cumulative Other Comprehensive Loss

The following table presents the amounts recognized in cumulative other comprehensive loss for the three months ended March 31, 2019 (in thousands):

Unrealized Loss on Marketable Securities
Balance as of January 1, 2019	$(342)

Other comprehensive income before reclassifications	342
Net current period other comprehensive income	342

Balance as of March 31, 2019	$—

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

Our provision for income taxes consists of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Current:
State and local	$(300)	$(3,007)

Deferred:
State and local	(1,000)	—

Income tax expense	$(1,300)	$(3,007)

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the three months ended March 31, 2019, we recorded $1.0 million related to an uncertain tax position, as part of our income tax provision.

Note 10. Share-Based Compensation
Recipients of the Company’s restricted shares have the same voting rights as any other common shareholder. During the period of restriction, holders of unvested restricted shares are eligible to receive dividend payments on their shares at the same rate and on the same date as any other common shareholder.  The restricted shares are service based awards and vest over a four-year period.

Recipients of the Company’s restricted stock units, or RSUs, are entitled to receive dividends with respect to the common shares underlying the RSUs if and when the RSUs are earned, at which time the recipient will be entitled to receive an amount in cash equal to the aggregate amount of cash dividends that would have been paid in respect of the common shares underlying the recipient’s earned RSUs had such common shares been issued to the recipient on the first day of the performance period. To the extent that an award does not vest, the dividends related to unvested RSUs will be forfeited. The RSUs are market-based awards with a service condition and recipients may earn RSUs based on the Company’s total shareholder return, or TSR, relative to the TSRs of the companies that comprise the NAREIT Office Index over a three-year performance period. Following the end of the three-year performance period, the number of earned awards will be determined. The earned awards vest in two tranches with 50% of the earned award vesting following the end of the performance period on the date the Compensation Committee of our Board of Trustees, or the Committee, determines the level of achievement of the performance metric and the remaining 50% of the earned award vesting approximately one year thereafter, subject to the grant recipient’s continued employment. Compensation expense for the RSUs is determined using a Monte Carlo simulation model and is recognized ratably from the grant date to the vesting date of each tranche.

LTIP Units are a class of beneficial interests in the Operating Trust that may be issued to employees, officers or trustees of the Operating Trust, the Company or their subsidiaries, or LTIP Units. Time-based LTIP Units have the same general characteristics as restricted shares and market-based LTIP Units have the same general characteristics as RSUs. Each LTIP Unit will convert automatically into an OP Unit on a one-for-one basis when the LTIP Unit becomes vested and its capital account is equalized with the per-unit capital account of the OP Units. Holders of LTIP Units generally will be entitled to receive the same per-unit distributions as the other outstanding OP Units in the Operating Trust, except that market-based LTIP Units will not participate in distributions until expiration of the applicable performance period, at which time any earned market-based LTIP Units generally will become entitled to receive a catch-up distribution for the periods prior to such time.
2019 Equity Award Activity

On January 29, 2019, the Committee approved grants in the aggregate amount of 112,359 restricted shares and 228,128 RSUs at target (568,609 RSUs at maximum) to the Company’s officers, certain employees and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2018. The restricted shares granted on January 29, 2019 were valued at $31.77 per share, the closing price of our common shares on the NYSE on that day. The assumptions and fair value for the RSUs granted during the three months ended March 31, 2019 are included in the following table on a per share basis.

2019
Fair value of RSUs granted	$39.65
Expected term (years)	4
Expected volatility	13.98%
Risk-free rate	2.52%

2018 Equity Award Activity

On January 29, 2018, the Committee approved grants in the aggregate amount of 125,409 restricted shares and 254,615 RSUs at target (634,628 RSUs at maximum) to the Company’s officers, certain employees and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2017. The restricted shares were valued at $29.78 per share, the closing price of our common shares on the NYSE on the grant date. The RSUs were valued at $37.13 per share, their fair value on the grant date.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Outstanding Equity Awards
As of March 31, 2019, the estimated future compensation expense for all unvested restricted shares and time-based LTIP Units was $8.6 million. Compensation expense for the restricted share and time-based LTIP Unit awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares and time-based LTIP units is approximately 2.8 years.
As of March 31, 2019, the estimated future compensation expense for all unvested RSUs and market-based LTIP Units was $19.0 million. The weighted average period over which the future compensation expense will be recorded for the RSUs and market-based LTIP Units is approximately 2.6 years.
During the three months ended March 31, 2019 and 2018, we recorded $3.9 million and $5.3 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our trustees and employees related to our equity compensation plans. Compensation expense recorded during the three months ended March 31, 2019 and 2018 includes $0.5 million and $0.4 million, respectively, of accelerated vesting due to staffing reductions. Forfeitures are recognized as they occur. At March 31, 2019, 384,156 shares/units remain available for issuance under the Equity Commonwealth 2015 Omnibus Incentive Plan, as amended.

Note 11.  Fair Value of Assets and Liabilities

As of March 31, 2019, we do not have any assets measured at fair value.

Financial Instruments

Our financial instruments include our cash and cash equivalents, restricted cash, marketable securities, senior unsecured debt and mortgage note payable.  At March 31, 2019 and December 31, 2018, the fair value of these additional financial instruments were not materially different from their carrying values, except as follows (in thousands):

	March 31, 2019		December 31, 2018
	Principal Balance	Fair Value	Principal Balance	Fair Value
Senior unsecured debt and mortgage note payable	$275,856	$282,710	$276,000	$283,214

The fair values of our senior notes are based on quoted market prices (level 2 inputs), and the fair value of our mortgage note payable is based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads (level 3 inputs).

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable; however, as of March 31, 2019, no single tenant of ours is responsible for more than 10.0% of our total annualized rents, other than one tenant that is responsible for 18.2% of our total annualized rents.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator for earnings per common share - basic:
Net income	$210,597	$187,662
Net income attributable to noncontrolling interest	(79)	(63)
Preferred distributions	(1,997)	(1,997)
Numerator for net income per share - basic	$208,521	$185,602

Numerator for earnings per common share - diluted:
Net income	$210,597	$187,662
Net income attributable to noncontrolling interests	(79)	—
Numerator for net income per share - diluted	$210,518	$187,662

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic(1)	121,960	123,867
RSUs(2)	1,124	730
LTIP Units(3)	175	136
OP Units(4)	—	1
Series D preferred shares; 6 1/2% cumulative convertible	2,563	2,363
Weighted average number of common shares outstanding - diluted	125,822	127,097

Net income per common share attributable to Equity Commonwealth common shareholders:
Basic	$1.71	$1.50
Diluted	$1.67	$1.48

Anti-dilutive securities:
Effect of LTIP Units	42	—
Effect of OP Units(4)	4	—

(1)	The three months ended March 31, 2019 and 2018, includes 187 and 307 weighted-average, unvested, earned RSUs, respectively.

(2)	Represents weighted-average number of common shares that would have been issued if the quarter-end was the measurement date for RSUs.

(3)	Represents the weighted-average dilutive shares issuable from LTIP Units if the quarter-end was the measurement date for the periods shown.

(4)	Beneficial interests in the Operating Trust.

Note 13.  Segment Information

Our primary business is the ownership and operation of office properties, and we currently have one reportable segment.  More than 90% of our revenues for the three months ended March 31, 2019 were from office properties.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14.  Related Person Transactions

The following discussion includes a description of our related person transactions for the three months ended March 31, 2019 and 2018.

Two North Riverside Plaza Joint Venture Limited Partnership: We have a lease with Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman, to occupy office space on the twentieth and twenty-first floors of Two North Riverside Plaza in Chicago, Illinois (20th/21st Floor Office Lease). The initial term of the lease is approximately five years, expiring in December 2020, with one 5-year renewal option. We made improvements to the office space utilizing the $0.7 million tenant improvement allowance pursuant to the lease. In connection with the 20th/21st Floor Office Lease, we also have a storage lease with Two North Riverside Plaza Joint Venture Limited Partnership for storage space in the basement of Two North Riverside Plaza. The storage lease expires December 31, 2020; however, each party has the right to terminate on 30 days' prior written notice. During the three months ended March 31, 2019 and 2018, we recognized expense of $0.2 million and $0.2 million, respectively, pursuant to the 20th/21st Floor Office Lease and the related storage space.

Note 15.  Subsequent Events

On April 11, 2019, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on May 15, 2019 to shareholders of record on April 29, 2019.

On April 23, 2019, we sold 600 108th Avenue NE in Bellevue, WA, for a gross price of $195.0 million. The property includes a 254,510 square foot office building and additional development rights.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, and in our Annual Report.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the federal securities laws including, but not limited to, statements pertaining to our capital resources, portfolio performance, results of operations or anticipated market conditions. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are intended to be made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in our Annual Report.

OVERVIEW

We are an internally managed and self-advised REIT primarily engaged in the ownership and operation of office properties in the United States. We were formed in 1986 under Maryland law. The Company operates as what is commonly referred to as an umbrella partnership real estate investment trust, or UPREIT, conducting substantially all of its activities through the Operating Trust.

At March 31, 2019, our portfolio consisted of 9 properties (17 buildings), with a combined 3.8 million square feet for a total undepreciated book value of $814.5 million and a depreciated book value of $569.0 million. We currently have one property totaling 1.1 million square feet for sale.

As of March 31, 2019, our overall portfolio was 94.4% leased. During the three months ended March 31, 2019, we entered into leases, excluding leasing activity for assets during the quarter in which the asset was sold, for 108,000 square feet, including lease renewals for 95,000 square feet and new leases for 13,000 square feet.  Renewal leases entered into during the three months ended March 31, 2019 had weighted average cash and GAAP rental rates that were approximately 8.2% higher and 18.4% higher, respectively, compared to prior rental rates for the same space, and new leases entered into during the three months ended March 31, 2019 had weighted average cash and GAAP rental rates that were approximately 4.7% higher and 7.4% higher, respectively, than prior rental rates for the same space.  The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatements, the magnitude and timing of contractual rent increases over the lease term, and the length of term for the newly executed leases compared to the prior leases.

During the three months ended March 31, 2019, we sold one 1.3 million square foot property (one building) for a gross sale price of $451.6 million, excluding credits and closing costs.  On April 23, 2019, we sold 600 108th Avenue NE in Bellevue, WA, for a gross price of $195.0 million. The property includes a 254,510 square foot office building and additional development rights. For more information regarding these transactions, see Notes 3 and 15 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We have generated significant proceeds from our dispositions to date and have cash and cash equivalents of $3.1 billion as of March 31, 2019. As we have sold assets, our income from operations has also declined.

We have engaged CBRE, Inc., or CBRE, to provide property management services for our properties. We pay CBRE a property-by-property management fee and may engage CBRE from time-to-time to perform project management services, such as coordinating and overseeing the completion of tenant improvements and other capital projects at the properties. We reimburse CBRE for certain expenses incurred in the performance of its duties, including certain personnel and equipment costs. For the three months ended March 31, 2019 and 2018, we incurred expenses of $1.8 million and $3.0 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a percentage of property revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of March 31, 2019 and December 31, 2018, we had amounts payable pursuant to these services of $0.8 million and $0.8 million, respectively.

We continue to execute our office repositioning strategy to own and acquire at a discount to replacement cost high-quality, multi-tenant office assets in markets and sub-markets with favorable long-term supply and demand fundamentals. We expect our efforts in the office sector to continue to be primarily focused on larger buildings in central business districts and major urban areas that offer an attractive quality of life, including opportunities for tenants to live and play in close proximity to where they work, with a preference for markets that have above average limitations on new supply. We currently target such efforts towards acquiring portfolios of properties or pursuing other large acquisitions as opposed to purchasing individual properties, although we may acquire individual properties if opportunities to do so are consistent with our strategy. The set of opportunities that we pursue in the future may include acquisitions in the office sector as well as other property types in order to create a foundation for long-term growth.

In executing this strategy, we may sell additional properties, depending on market conditions. With the progress we have had executing dispositions, and the strength and liquidity of our balance sheet, we are in a position to increasingly shift our focus to capital allocation. We intend to use our capital to purchase new properties or businesses, repay debt, buy back common shares or make other investments or distributions that further our long-term strategic goals.

We may be unable to identify suitable opportunities. If we do not redeploy capital, we will strive to achieve a sale or liquidation of the Company in a manner that optimizes shareholder value. We are unable to predict if or when we will make a determination to sell or liquidate the Company.

Property Operations

Leased occupancy data for 2019 and 2018 are as follows (square feet in thousands):

	All Properties(1)		Comparable Properties(2)
	As of March 31,		As of March 31,
	2019	2018	2019	2018
Total properties	9	13	9	9
Total square feet	3,833	6,344	3,833	3,841
Percent leased(3)	94.4%	88.6%	94.4%	92.3%

(1)	Excludes properties sold or classified as held for sale in the period.

(2)	Based on properties owned continuously from January 1, 2018 through March 31, 2019, and excludes properties sold or classified as held for sale during the period.

(3)
Percent leased includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space that is leased but not occupied or is being offered for sublease by tenants.

The weighted average lease term based on square feet for leases entered into during the three months ended March 31, 2019 was 4.5 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for leases entered into during the three months ended March 31, 2019 totaled $2.7 million, or $24.78 per square foot on average (approximately $5.56 per square foot per year of the lease term).

As of March 31, 2019, approximately 7.8% of our leased square feet and 8.6% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2019.  Renewal and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring for the remainder of 2019, that have not been backfilled, are above market. Lease expirations by year, as of March 31, 2019, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring	Leased Square Feet Expiring(1)	% of Leased Square Feet Expiring(1)	Cumulative % of Leased Square Feet Expiring(1)	Annualized Rental Revenue Expiring(2)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2019	25	281	7.8%	7.8%	$10,215	8.6%	8.6%
2020	26	134	3.7%	11.5%	5,663	4.7%	13.3%
2021	31	246	6.8%	18.3%	10,078	8.5%	21.8%
2022	21	291	8.0%	26.3%	13,131	11.0%	32.8%
2023	22	286	7.9%	34.2%	11,895	10.0%	42.8%
2024	20	299	8.3%	42.5%	11,031	9.2%	52.0%
2025	9	99	2.7%	45.2%	3,785	3.2%	55.2%
2026	8	80	2.2%	47.4%	3,398	2.8%	58.0%
2027	3	87	2.5%	49.9%	3,348	2.8%	60.8%
2028	3	59	1.6%	51.5%	2,868	2.4%	63.2%
Thereafter	11	1,755	48.5%	100.0%	43,895	36.8%	100.0%
	179	3,617	100.0%		$119,307	100.0%

Weighted average remaining lease term (in years):		8.2			7.8

(1)
Leased Square Feet as of March 31, 2019 includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants. The Leased Square Feet Expiring corresponds to the latest-expiring signed lease for a given suite. Thus, backfilled suites expire in the year stipulated by the new lease.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of March 31, 2019, plus estimated recurring expense reimbursements. Annualized rental revenue excludes lease value amortization, straight line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

A principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of March 31, 2019, tenants representing 1.5% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant		Square Feet(1)	% of Total Leased Square Feet(1)	% of Annualized Rental Revenue(2)	Weighted Average Remaining Lease Term
1.	Expedia, Inc.(3)	427	11.8%	18.2%	0.8
2.	Flex Ltd.	1,051	29.1%	9.8%	10.8
3.	Georgetown University(4)	240	6.6%	5.8%	0.5
4.	Beth Israel Deaconess Medical Center, Inc.	117	3.2%	3.2%	4.6
5.	Dana-Farber Cancer Institute, Inc.	77	2.1%	3.0%	10.4
6.	Equinor Energy Services, Inc.	77	2.1%	2.7%	4.8
7.	BT Americas, Inc.	59	1.6%	2.6%	0.3
8.	KPMG, LLP	66	1.8%	2.2%	3.9
9.	CBRE, Inc.	40	1.1%	1.6%	10.0
10.	HNTB Corporation	52	1.4%	1.5%	8.2
11.	Boon Insurance Management Services, LP	53	1.5%	1.5%	2.3
	Total	2,259	62.3%	52.1%	6.5

(1)
Total Leased Square Feet as of March 31, 2019 includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of March 31, 2019, plus estimated recurring expense reimbursements; excludes lease value amortization, straight line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

(3)	During the third quarter of 2018, an affiliate of Amazon.com, Inc. entered into a new 16-year lease for 429,012 square feet, including all of the Expedia, Inc. space. The lease commences in 2020.

(4)
Georgetown University's leased space includes 111,600 square feet that are sublet to another tenant. During the fourth quarter of 2017, the other tenant committed to lease this space through September 30, 2037. The lease commences on October 1, 2019.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019, Compared to Three Months Ended March 31, 2018

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Three Months Ended March 31,
	2019	2018	$ Change	% Change	2019	2018	2019	2018	$ Change	% Change
	(dollars in thousands)
Rental revenue(3)	$29,860	$27,950	$1,910	6.8%	$9,030	$27,323	$38,890	$55,273	$(16,383)	(29.6)%
Other revenue(3)	2,847	2,801	46	1.6%	15	514	2,862	3,315	(453)	(13.7)%
Operating expenses	(11,336)	(10,775)	(561)	5.2%	(4,444)	(13,824)	(15,780)	(24,599)	8,819	(35.9)%
Net operating income(4)	$21,371	$19,976	$1,395	7.0%	$4,601	$14,013	25,972	33,989	(8,017)	(23.6)%
Other expenses:
Depreciation and amortization							8,585	13,903	(5,318)	(38.3)%
General and administrative							12,096	13,339	(1,243)	(9.3)%
Loss on asset impairment							—	12,087	(12,087)	(100.0)%
Total other expenses							20,681	39,329	(18,648)	(47.4)%
Interest and other income, net							17,775	5,780	11,995	207.5%
Interest expense							(4,206)	(10,115)	5,909	(58.4)%
Loss on early extinguishment of debt							—	(4,867)	4,867	(100.0)%
Gain on sale of properties, net							193,037	205,211	(12,174)	(5.9)%
Income before income taxes							211,897	190,669	21,228	11.1%
Income tax expense							(1,300)	(3,007)	1,707	(56.8)%
Net income							210,597	187,662	22,935	12.2%
Net income attributable to noncontrolling interest							(79)	(63)	(16)	25.4%
Net income attributable to Equity Commonwealth							210,518	187,599	22,919	12.2%
Preferred distributions							(1,997)	(1,997)	—	—%
Net income attributable to Equity Commonwealth common shareholders							$208,521	$185,602	$22,919	12.3%

(1)	Comparable properties consist of 9 properties (17 buildings) we owned continuously from January 1, 2018 to March 31, 2019.

(2)	Other properties consist of properties sold or classified as held for sale as of the end of the period.

(3)
Certain reclassifications were made to conform the prior period to our presentation of the condensed consolidated statements of operations due to the impact of adopting ASU 2016-02. Amounts that were previously disclosed as "Tenant reimbursements and other income" are now included in "Rental revenue" and are no longer presented as a separate line item. Parking revenues that do not represent components of leases and were previously disclosed as "Rental income" are now included in "Other revenue." Subsequent to January 1, 2019, provisions for credit losses are included in "Rental revenue." Provisions for credit losses prior to January 1, 2019 were disclosed as "Operating expenses" and were not reclassified to conform prior periods to the current presentation.

(4)
We define net operating income, or NOI, as shown above, as income from our real estate including lease termination fees received from tenants less our property operating expenses.  NOI excludes amortization of capitalized tenant improvement costs and leasing commissions and corporate level expenses.  For a discussion of why we consider NOI to be an appropriate supplemental measure to net income as well as a reconciliation of NOI to net income, the most directly comparable financial measure under GAAP reported on our consolidated financial statements, please see "- Liquidity and Capital Resources - Property Net Operating Income (NOI)."

Rental revenue. Rental revenue decreased $16.4 million, or 29.6%, in the 2019 period, compared to the 2018 period, primarily due to the properties sold in 2019 and 2018. Rental revenue increased $1.9 million, or 6.8%, at the comparable properties primarily due to an increase in commenced occupancy, a $0.6 million increase in escalations resulting from the increase in commenced occupancy and an increase in real estate tax expense.

Rental revenue includes straight line rent adjustments totaling $0.8 million in the 2019 period and $1.5 million in the 2018 period, and net reductions for amortization of acquired real estate leases and assumed real estate lease obligations totaling $(39,000) in the 2019 period and $0.1 million in the 2018 period. Rental revenue also includes the recognition of lease termination fees totaling $1.0 million in the 2018 period. We did not recognize any lease termination fees in the 2019 period.

Other revenue. Other revenue, which primarily includes parking revenue, decreased $0.5 million, or 13.7%, in the 2019 period, compared to the 2018 period, primarily due to the properties sold in 2019 and 2018. Other revenue at the comparable properties was $2.8 million in both periods.

Operating expenses. Operating expenses decreased $8.8 million, or 35.9%, in the 2019 period, compared to the 2018 period, primarily due to the properties sold in 2019 and 2018. Operating expenses increased $0.6 million, or 5.2%, at the comparable properties primarily due to a $0.5 million increase in real estate tax expense, partially offset by a $0.3 million decrease in utility expense.

Depreciation and amortization. Depreciation and amortization decreased $5.3 million, or 38.3%, in the 2019 period, compared to the 2018 period primarily due to properties sold in 2019 and 2018.

General and administrative. General and administrative expenses decreased $1.2 million, or 9.3%, in the 2019 period, compared to the 2018 period, primarily due to a $1.5 million decrease in share-based compensation expense and a $0.2 million decrease in payroll expenses as a result of a staffing reduction, partially offset by a $0.5 million increase in compensation expenses related to severance from $1.8 million in the 2018 period to $2.3 million in the 2019 period.

Loss on asset impairment. We recorded impairment charges of $12.1 million in the 2018 period related to 777 East Eisenhower Parkway and 97 Newberry Road, based upon the shortening of our expected period of ownership and updated market information in accordance with our impairment analysis procedures. We did not record any impairment charges in the 2019 period.

Interest and other income, net. Interest and other income, net increased $12.0 million, or 207.5% in the 2019 period, compared to the 2018 period, primarily due to $6.1 million of additional interest received on higher invested balances and higher average interest rates in 2019 and a $5.0 million loss on the sale of marketable securities in the 2018 period.

Interest expense. Interest expense decreased $5.9 million, or 58.4%, in the 2019 period, compared to the 2018 period, primarily due to the prepayment in March 2018 of all $175.0 million of our 5.75% senior unsecured notes due 2042, the redemption at par of the total $400.0 million outstanding under our 5-year and 7-year term loans in May 2018, the termination of our credit agreement in December 2018 and a decrease in amortization of deferred financing fees.

Loss on early extinguishment of debt. The loss on early extinguishment of debt of $4.9 million in the 2018 period reflects the write off of unamortized deferred financing fees related to our repayment at par of our 5.75% senior unsecured notes due 2042. We did not record a loss on early extinguishment of debt in the 2019 period.

Gain on sale of properties, net. Gain on sale of properties, net decreased $12.2 million, or 5.9%, in the 2019 period, as compared to the 2018 period. Gain on sale of properties, net in the 2019 period primarily relates to the following (dollars in thousands):

Asset	Gain on Sale
1735 Market Street	$192,985

Gain on sale of properties, net in the 2018 period primarily relates to the following (dollars in thousands):

Asset	Gain on Sale
1600 Market Street	$54,599
600 West Chicago Avenue	107,830
5073, 5075, & 5085 S. Syracuse Street	42,762
$205,191

Income tax expense. Income tax expense decreased $1.7 million, or 56.8% in the 2019 period, compared to the 2018 period, primarily due to a decrease in state and local taxes incurred upon the sale of properties.

Net income attributable to noncontrolling interest. In 2018 and 2017, we granted LTIP Units to certain of our trustees and employees. The net income attributable to noncontrolling interest of $79,000 in the 2019 period and $63,000 in the 2018 period relates to the allocation of net income to the LTIP Unit holders.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As of March 31, 2019, we had $3.1 billion of cash and cash equivalents.  We expect to use our cash balances, cash flow from our operations and proceeds of any future property sales to fund our operations, repay debt, make distributions, repurchase our common shares, acquire assets or businesses, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

Our future cash flows from operating activities will depend primarily upon our:

•ability to maintain or improve the occupancy of, and the rental rates at, our properties;

•ability to control operating and financing expense increases at our properties; and

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

Cash flows provided by (used in) operating, investing and financing activities were $12.8 million, $663.0 million and $(8.6) million, respectively, for the three months ended March 31, 2019, and $(0.4) million, $751.6 million and $(267.2) million, respectively, for the three months ended March 31, 2018.  Changes in these three categories of our cash flows between 2019 and 2018 are primarily related to a decrease in property net operating income (as a result of property dispositions), an increase in interest income (as a result of additional interest received on higher invested balances and higher average interest rates in 2019), dispositions of properties, proceeds from sales and maturities of marketable securities, repayments of debt and repurchase of our common shares.

Our Investment and Financing Liquidity and Resources

During the three months ended March 31, 2019, we paid an aggregate of $2.0 million of distributions on our series D preferred shares.  On April 11, 2019, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on May 15, 2019 to shareholders of record on April 29, 2019.

On March 14, 2018, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. In March 2019, this share repurchase authorization, of which $130.9 million was not utilized, expired. On March 13, 2019, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. During the three months ended March 31, 2019, we did not repurchase any of our common shares under our share repurchase program. The $150.0 million of remaining authorization available under our share repurchase program as of March 31, 2019 is scheduled to expire on March 13, 2020.

Our outstanding debt maturities and weighted average interest rates as of March 31, 2019, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
Year	Unsecured Fixed Rate Debt	Secured Fixed Rate Debt	Total(1)	Weighted Average Interest Rate(2)
2019	$—	$423	$423	5.7%
2020	250,000	597	250,597	5.9%
2021	—	24,836	24,836	5.7%
Thereafter	—	—	—	—%
	$250,000	$25,856	$275,856	5.9%

(1)	Total debt outstanding as of March 31, 2019, including net unamortized premiums and discounts and net unamortized deferred financing costs, was $274,977.

(2)	Weighted based on contractual interest rates.

For further information about our indebtedness, see Note 5 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
As the maturity dates of our debt approach, we may explore alternatives to repay amounts due. Such alternatives may include using our cash balances, incurring additional debt and issuing new equity securities, and entering into a new revolving credit facility. We have an effective shelf registration statement that allows us to issue certain types of public securities on an expedited basis, but it does not apply to debt securities nor does it assure that there will be buyers for any such securities.
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
During the three months ended March 31, 2019, we sold one 1.3 million square foot property (one building) for a gross sale price of $451.6 million, excluding credits and closing costs. On April 23, 2019, we sold 600 108th Avenue NE in Bellevue, WA, for a gross price of $195.0 million. The property includes a 254,510 square foot office building and additional development rights. For more information regarding these transactions, see Notes 3 and 15 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

During the three months ended March 31, 2019 and 2018, amounts capitalized at our properties, including properties sold or classified as held for sale, for tenant improvements, leasing costs and building improvements were as follows (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Tenant improvements(1)	$2,450	$10,907
Leasing costs(2)	843	2,842
Building improvements(3)	1,256	1,951

(1)	Tenant improvements include capital expenditures to improve tenants’ spaces.

(2)	Leasing costs include leasing commissions and related legal expenses.

(3)
Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.

During the three months ended March 31, 2019, commitments made for expenditures in connection with leasing space at our properties, excluding leasing activity for assets during the quarter in which the asset was sold or classified as held for sale, were as follows (dollar and square foot measures in thousands):

	New Leases	Renewals	Total
Rentable square feet leased during the period	13	95	108
Tenant improvements and leasing commissions	$561	$2,107	$2,668
Tenant improvements and leasing commissions per rentable square foot	$43.16	$22.18	$24.78
Weighted average lease term by square foot (years)	4.3	4.5	4.5
Total tenant improvements and leasing commissions per rentable square foot per year	$10.02	$4.96	$5.56

Debt Covenants

Our unsecured debt obligations at March 31, 2019 were our publicly issued senior unsecured notes. Our public debt indenture and related supplements contain a number of financial ratio covenants that generally restrict our ability to incur debts, in excess of calculated amounts and require us to maintain other financial ratios.  At March 31, 2019, we believe we were in compliance with all covenants under our indenture and related supplements.  In addition to our unsecured debt obligation, we had a $26.3 million (including net unamortized premiums and net unamortized deferred financing costs) mortgage note outstanding at March 31, 2019.

None of our indenture and related supplements or our mortgage note contain provisions for acceleration or require us to provide collateral security which could be triggered by our debt ratings.

Off Balance Sheet Arrangements

As of March 31, 2019, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We had no swaps or hedges as of March 31, 2019.

Funds from Operations (FFO) and Normalized FFO

We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as net income (loss), calculated in accordance with GAAP, excluding real estate depreciation and amortization, gains (or losses) from sales of depreciable property, impairment of depreciable real estate, and our portion of these items related to equity investees and non-controlling interests.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we exclude certain items that we view as nonrecurring or impacting comparability from period to period.  We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, net income attributable to Equity Commonwealth common shareholders and cash flow from operating activities.

We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs.  FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income attributable to Equity Commonwealth common shareholders or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  These measures should be considered in conjunction with net income, net income attributable to Equity Commonwealth common shareholders and cash flow from operating activities as presented in our condensed consolidated statements of operations, condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

The following table provides a reconciliation of net income to FFO attributable to Equity Commonwealth common shareholders and unitholders and a calculation to Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders (in thousands):

	Three Months Ended March 31,
	2019	2018
Reconciliation to FFO:
Net income	$210,597	$187,662
Real estate depreciation and amortization	8,277	13,603
Loss on asset impairment	—	12,087
Gain on sale of properties, net	(193,037)	(205,211)
FFO attributable to Equity Commonwealth	25,837	8,141
Preferred distributions	(1,997)	(1,997)
FFO attributable to Equity Commonwealth common shareholders and unitholders	$23,840	$6,144

Reconciliation to Normalized FFO:
FFO attributable to Equity Commonwealth common shareholders and unitholders	$23,840	$6,144
Lease value amortization	(39)	98
Straight line rent adjustments	(837)	(1,528)
Loss on early extinguishment of debt	—	4,867
Loss on sale of securities	—	4,987
Income taxes related to gains on property sales, net	150	2,969
Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders	$23,114	$17,537

Property Net Operating Income (NOI)

We use property net operating income, or NOI, to evaluate the performance of our properties. We define NOI as income from our real estate including lease termination fees received from tenants less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions and corporate level expenses.

The following table includes the reconciliation of NOI to net income, the most directly comparable financial measure under GAAP reported in our consolidated financial statements.  We consider NOI to be an appropriate supplemental measure to net income because it may help to understand the operations of our properties.  We use NOI internally to evaluate property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, net income attributable to Equity Commonwealth common shareholders or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  This measure should be considered in conjunction with net income, net income attributable to Equity Commonwealth common shareholders and cash flow from operating activities as presented in our consolidated statements of operations, consolidated statements of comprehensive income and consolidated statements of cash flows.  Other REITs and real estate companies may calculate NOI differently than we do.

A reconciliation of NOI to net income for the three months ended March 31, 2019 and 2018, is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Rental revenue	$38,890	$55,273
Other revenue	2,862	3,315
Operating expenses	(15,780)	(24,599)
NOI	$25,972	$33,989

NOI	$25,972	$33,989
Depreciation and amortization	(8,585)	(13,903)
General and administrative	(12,096)	(13,339)
Loss on asset impairment	—	(12,087)
Interest and other income, net	17,775	5,780
Interest expense	(4,206)	(10,115)
Loss on early extinguishment of debt	—	(4,867)
Gain on sale of properties, net	193,037	205,211
Income before income taxes	211,897	190,669
Income tax expense	(1,300)	(3,007)
Net income	$210,597	$187,662

Related Person Transactions

For information about our related person transactions and about the risks that may arise as a result of these related person transactions and relationships, see Note 14 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company's market risk has not changed materially from the amounts and information reported in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15 and Rule 15d-15. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  Other Information

Item 1. Legal Proceedings.

We are or may become a party to various legal proceedings. We are not currently involved in any litigation nor, to our knowledge, is any litigation threatened against us where the outcome would, in our judgment based on information currently available to us, have a material adverse effect on the Company.

Item 1A. Risk Factors.

There have been no material changes to the risk factors relating to the Company disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Surrender of Common Shares for Tax Withholding

During the three months ended March 31, 2019, certain of our employees surrendered common shares owned by them to satisfy their statutory tax withholding obligations in connection with the vesting of restricted common shares and restricted stock units.

The following table summarizes all of these repurchases during the three months ended March 31, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 2019	163,012	$32.59	N/A	N/A
February 2019	—	$—	N/A	N/A
March 2019	901	$32.69	N/A	N/A
Total	163,913	$32.59

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

10.1
Sale Agreement by and between EQC Operating Trust and EQC TRS, Inc. and Silverstein/Arden 1735 Market Holdco LP, dated January 29, 2019. (Incorporated by reference to the Company's Current Report on Form 8-K filed January 30, 2019.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
President and Chief Executive Officer
	Dated:	April 30, 2019

By:	/s/ Adam S. Markman
Adam S. Markman
Executive Vice President, Chief Financial Officer and Treasurer
	Dated:	April 30, 2019