Form 10-Q
period 2019-06-30
Equity Commonwealth
filed 2019-08-01
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-9317
EQUITY COMMONWEALTH
(Exact Name of Registrant as Specified in Its Charter)

Maryland	04-6558834
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Two North Riverside Plaza, Suite 2100	Chicago	IL	60606
(Address of Principal Executive Offices)			(Zip Code)

(312)	646-2800
(Registrant’s Telephone Number, Including Area Code)
 Securities registered pursuant to Section 12(b) of the Exchange Act:

Title Of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Shares of Beneficial Interest	EQC	The New York Stock Exchange
6 1/2% Series D Cumulative Convertible Preferred Shares of Beneficial Interest	EQCpD	The New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of July 26, 2019:  121,921,801.

EQUITY COMMONWEALTH

FORM 10-Q

June 30, 2019

EXPLANATORY NOTE

References in this Quarterly Report on Form 10-Q to the Company, EQC, we, us or our, refer to Equity Commonwealth and its consolidated subsidiaries as of June 30, 2019, unless the context indicates otherwise.

i

PART I.      Financial Information

Item 1.         Financial Statements.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	June 30, 2019	December 31, 2018
		(audited)
ASSETS
Real estate properties:
Land	$85,627	$135,142
Buildings and improvements	571,342	1,004,500
	656,969	1,139,642
Accumulated depreciation	(193,166)	(375,968)
	463,803	763,674
Acquired real estate leases, net	92	275
Cash and cash equivalents	3,180,548	2,400,803
Marketable securities	—	249,602
Restricted cash	2,310	3,298
Rents receivable	19,735	51,089
Other assets, net	35,683	62,031
Total assets	$3,702,171	$3,530,772

LIABILITIES AND EQUITY
Senior unsecured debt, net	$—	$248,473
Mortgage notes payable, net	26,091	26,482
Accounts payable, accrued expenses and other	36,903	62,368
Rent collected in advance	3,554	9,451
Total liabilities	66,548	346,774

Shareholders' equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6 1/2% cumulative convertible; 4,915,196 shares issued and outstanding, aggregate liquidation preference of $122,880	119,263	119,263
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 121,922,120 and 121,572,155 shares issued and outstanding, respectively	1,219	1,216
Additional paid in capital	4,308,049	4,305,974
Cumulative net income	3,323,778	2,870,974
Cumulative other comprehensive loss	—	(342)
Cumulative common distributions	(3,420,406)	(3,420,548)
Cumulative preferred distributions	(697,730)	(693,736)
Total shareholders’ equity	3,634,173	3,182,801
Noncontrolling interest	1,450	1,197
Total equity	3,635,623	3,183,998
Total liabilities and equity	$3,702,171	$3,530,772
See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental revenue	$30,574	$45,569	$69,464	$100,842
Other revenue	2,794	3,067	5,656	6,382
Total revenues	33,368	48,636	75,120	107,224
Expenses:
Operating expenses	10,974	19,521	26,754	44,120
Depreciation and amortization	7,561	13,021	16,146	26,924
General and administrative	9,533	11,222	21,629	24,561
Loss on asset impairment	—	—	—	12,087
Total expenses	28,068	43,764	64,529	107,692
Interest and other income, net	20,695	12,668	38,470	18,448
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $154, $645, $319 and $1,446, respectively)	(4,070)	(6,350)	(8,276)	(16,465)
Loss on early extinguishment of debt	(6,374)	(1,536)	(6,374)	(6,403)
Gain on sale of properties, net	227,166	26,937	420,203	232,148
Income before income taxes	242,717	36,591	454,614	227,260
Income tax (expense) benefit	(340)	456	(1,640)	(2,551)
Net income	242,377	37,047	452,974	224,709
Net income attributable to noncontrolling interest	(91)	(14)	(170)	(77)
Net income attributable to Equity Commonwealth	$242,286	$37,033	$452,804	$224,632
Preferred distributions	(1,997)	(1,997)	(3,994)	(3,994)
Net income attributable to Equity Commonwealth common shareholders	$240,289	$35,036	$448,810	$220,638

Weighted average common shares outstanding — basic	122,122	121,822	122,041	122,839
Weighted average common shares outstanding — diluted	125,862	122,649	125,841	126,027
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$1.97	$0.29	$3.68	$1.80
Diluted	$1.93	$0.29	$3.60	$1.78

See accompanying notes.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$242,377	$37,047	$452,974	$224,709

Other comprehensive income, net of tax:
Unrealized gain on derivative instruments	—	339	—	456
Unrealized gain on marketable securities	—	298	342	72
Total comprehensive income	242,377	37,684	453,316	225,237
Comprehensive income attributable to the noncontrolling interest	(91)	(14)	(170)	(77)
Total comprehensive income attributable to Equity Commonwealth	$242,286	$37,670	$453,146	$225,160

See accompanying notes.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands, except share data)
(unaudited)

	Equity Commonwealth Shareholders
	Preferred Shares			Common Shares
	Series D
	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at April 1, 2019	4,915,196	$119,263	$(695,733)	121,899,625	$1,219	$(3,420,512)	$4,304,560	$3,081,492	$—	$1,272	$3,391,561
Net income	—	—	—	—	—	—	—	242,286	—	91	242,377
Repurchase of shares	—	—	—	(4,414)	—	—	(145)	—	—	—	(145)
Share-based compensation	—	—	—	26,909	—	—	3,393	—	—	328	3,721
Distributions	—	—	(1,997)	—	—	106	—	—	—	—	(1,891)
Adjustment for noncontrolling interest	—	—	—	—	—	—	241	—	—	(241)	—
Balance at June 30, 2019	4,915,196	$119,263	$(697,730)	121,922,120	$1,219	$(3,420,406)	$4,308,049	$3,323,778	$—	$1,450	$3,635,623

Balance at January 1, 2019	4,915,196	$119,263	$(693,736)	121,572,155	$1,216	$(3,420,548)	$4,305,974	$2,870,974	$(342)	$1,197	$3,183,998
Net income	—	—	—	—	—	—	—	452,804	—	170	452,974
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	342	—	342
Repurchase of shares	—	—	—	(168,327)	(2)	—	(5,485)	—	—	—	(5,487)
Share-based compensation	—	—	—	518,292	5	—	6,978	—	—	665	7,648
Distributions	—	—	(3,994)	—	—	142	—	—	—	—	(3,852)
Adjustment for noncontrolling interest	—	—	—	—	—	—	582	—	—	(582)	—
Balance at June 30, 2019	4,915,196	$119,263	$(697,730)	121,922,120	$1,219	$(3,420,406)	$4,308,049	$3,323,778	$—	$1,450	$3,635,623

See accompanying notes.

EQUITY COMMONWEALTH

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(amounts in thousands, except share data)
(unaudited)

	Equity Commonwealth Shareholders
	Preferred Shares			Common Shares
	Series D
	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at April 1, 2018	4,915,196	$119,263	$(687,745)	121,457,073	$1,214	$(3,111,868)	$4,295,772	$2,785,760	$(2,106)	$1,189	$3,401,479
Net income	—	—	—	—	—	—	—	37,033	—	14	37,047
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	339	—	339
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	298	—	298
Share-based compensation	—	—	—	25,600	1	—	4,812	—	—	329	5,142
Contributions	—	—	—	—	—	—	—	—	—	1	1
Distributions	—	—	(1,997)	—	—	—	—	—	—	—	(1,997)
Adjustment for noncontrolling interest	—	—	—	—	—	—	238	—	—	(238)	—
Balance at June 30, 2018	4,915,196	$119,263	$(689,742)	121,482,673	$1,215	$(3,111,868)	$4,300,822	$2,822,793	$(1,469)	$1,295	$3,442,309

Balance at January 1, 2018	4,915,196	$119,263	$(685,748)	124,217,616	$1,242	$(3,111,868)	$4,380,313	$2,596,259	$(95)	$1,129	$3,300,495
Reclassification pursuant to change in accounting principle	—	—	—	—	—	—	—	1,902	(1,902)	—	—
Net income	—	—	—	—	—	—	—	224,632	—	77	224,709
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	456	—	456
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	72	—	72
Repurchase of shares	—	—	—	(3,027,557)	(30)	—	(89,880)	—	—	—	(89,910)
Share-based compensation	—	—	—	292,614	3	—	9,822	—	—	655	10,480
Contributions	—	—	—	—	—	—	—	—	—	1	1
Distributions	—	—	(3,994)	—	—	—	—	—	—	—	(3,994)
Adjustment for noncontrolling interest	—	—	—	—	—	—	567	—	—	(567)	—
Balance at June 30, 2018	4,915,196	$119,263	$(689,742)	121,482,673	$1,215	$(3,111,868)	$4,300,822	$2,822,793	$(1,469)	$1,295	$3,442,309

See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$452,974	$224,709
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	13,531	21,740
Net amortization of debt discounts, premiums and deferred financing fees	319	1,446
Straight line rental income	(848)	(2,550)
Amortization of acquired real estate leases	105	1,562
Other amortization	2,375	3,505
Amortization of right-of-use asset	364	—
Share-based compensation	7,648	10,480
Loss on asset impairment	—	12,087
Loss on marketable securities	—	4,987
Loss on early extinguishment of debt	6,374	6,403
Net gain on sale of properties	(420,203)	(232,148)
Change in assets and liabilities:
Rents receivable and other assets	(8,036)	(16,856)
Accounts payable, accrued expenses and other	(11,179)	(8,514)
Rent collected in advance	(2,183)	(2,971)
Cash provided by operating activities	41,241	23,880

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(18,073)	(32,203)
Insurance proceeds received	—	1,443
Proceeds from sale of properties, net	771,787	807,322
Proceeds from maturity of marketable securities	250,000	—
Proceeds from sale of marketable securities	—	23,933
Cash provided by investing activities	1,003,714	800,495

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common shares	(5,487)	(89,910)
Payments on borrowings	(255,557)	(575,526)
Contributions from holders of noncontrolling interest	—	1
Distributions to common shareholders	(1,160)	—
Distributions to preferred shareholders	(3,994)	(3,994)
Cash used in financing activities	(266,198)	(669,429)

Increase in cash, cash equivalents, and restricted cash	778,757	154,946
Cash, cash equivalents, and restricted cash at beginning of period	2,404,101	2,360,590
Cash, cash equivalents, and restricted cash at end of period	$3,182,858	$2,515,536
See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$12,291	$17,704
Taxes paid, net	2,873	2,417

NON-CASH INVESTING ACTIVITIES:
Recognition of right-of-use asset and lease liability	$1,503	$—
Accrued capital expenditures	$3,992	$4,539

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,
	2019	2018
Cash and cash equivalents	$3,180,548	$2,507,117
Restricted cash	2,310	8,419
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$3,182,858	$2,515,536

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

The Company now conducts and intends to continue to conduct substantially all of its activities through the Operating Trust. The Company beneficially owned 99.96% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust, or OP Units, as of June 30, 2019, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.

At June 30, 2019, our portfolio consisted of 7 properties (12 buildings), with a combined 2.5 million square feet. As of June 30, 2019, we had $3.2 billion of cash and cash equivalents.

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

Note 3.  Real Estate Properties

During the six months ended June 30, 2019 and 2018, we made improvements, excluding tenant-funded improvements, to our properties totaling $8.5 million and $29.6 million, respectively.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property Dispositions:

During the six months ended June 30, 2019, we sold the following properties (dollars in thousands):

Property	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price	Gain on Sale
1735 Market Street(1)	March 2019	1	1	1,286,936	$451,600	$192,985
600 108th Avenue NE(2)	April 2019	1	1	254,510	195,000	149,009
Research Park(3)	June 2019	1	4	1,110,007	165,500	78,158
		3	6	2,651,453	$812,100	$420,152

(1)
Certain of our subsidiaries sold 100% of the equity interests in the fee simple owner of this property.     The sale of this property did not represent a strategic shift under ASC Topic 205. However, the sale does represent an individually significant disposition. The operating results of this property are included in continuing operations for all periods presented through the date of sale. Net income related to this property was $0.1 million and $2.0 million for the three months ended June 30, 2019 and 2018, respectively, and $197.2 million (of which $193.0 million related to the gain on sale) and $3.8 million for the six months ended June 30, 2019 and 2018, respectively.

(2)	The property includes an office building and additional development rights.

(3)
There is consideration of $2.0 million being held in escrow related to the sale of this property. To the extent any of these proceeds are ultimately released to the Company, the gain on sale will increase.

Lease Payments

The future minimum lease payments, excluding tenant reimbursement revenue, scheduled to be received by us during the current terms of our leases as of June 30, 2019 are as follows (in thousands):

2019	$33,114
2020	53,642
2021	58,692
2022	52,368
2023	46,859
Thereafter	340,138
$584,813

Rental revenue consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Lease payments	$20,429	$30,628	$48,334	$70,164
Variable lease payments	10,145	14,941	21,130	30,678
Rental revenue	$30,574	$45,569	$69,464	$100,842

Note 4.  Marketable Securities

As of December 31, 2018, our marketable securities consisted of United States Treasury notes and were classified as available-for-sale. The United States Treasury notes matured in January and February 2019, and as of June 30, 2019, we do not have any marketable securities.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Below is a summary of our marketable securities as of December 31, 2018 (in thousands):

	December 31, 2018
	Amortized Cost	Unrealized Loss	Estimated Fair Value
Marketable securities	$249,944	$(342)	$249,602

Note 5.  Indebtedness

Senior Unsecured Notes:

On June 28, 2019, we redeemed all $250.0 million of our 5.875% senior unsecured notes due 2020 and recognized a loss on early extinguishment of debt of $6.4 million for the three and six months ended June 30, 2019 from prepayment fees, the write off of unamortized deferred financing fees and the write off of an unamortized discount.

Debt Covenants:

After the redemption of our 5.875% senior unsecured notes due 2020 on June 28, 2019, we no longer have any notes outstanding under our public debt indenture and related supplements, collectively the Indenture, and we are no longer required to maintain the financial ratio covenants prescribed in the Indenture. As a result, we are no longer rated by the rating agencies.

Mortgage Note Payable:

At June 30, 2019, one of our properties with an aggregate net book value of $43.9 million had a secured mortgage note totaling $26.1 million (including a net premium and unamortized deferred financing fees) maturing in 2021.

Note 6.  Shareholders’ Equity

Common Share Issuances:

See Note 10 for information regarding equity issuances related to share-based compensation.

Common Share Repurchases:

On March 13, 2019, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares over the twelve months following the date of authorization. During the six months ended June 30, 2019, we did not repurchase any of our common shares under our share repurchase program. The $150.0 million of remaining authorization available under our share repurchase program as of June 30, 2019 is scheduled to expire on March 13, 2020.

During the six months ended June 30, 2019 and 2018, certain of our employees surrendered 168,327 and 57,348 common shares owned by them, respectively, to satisfy their statutory tax withholding obligations in connection with the vesting of such common shares.

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

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Preferred Share Distributions:

In 2019, our Board of Trustees declared distributions on our series D preferred shares to date as follows:

Declaration Date	Record Date	Payment Date	Series D Dividend Per Share
January 11, 2019	January 30, 2019	February 15, 2019	$0.40625
April 11, 2019	April 29, 2019	May 15, 2019	$0.40625
July 12, 2019	July 30, 2019	August 15, 2019	$0.40625

Note 7.  Noncontrolling Interest

Noncontrolling interest represents the portion of the OP Units not beneficially owned by the Company. The ownership of an OP Unit and a common share of beneficial interest have essentially the same economic characteristics. Distributions with respect to OP Units will generally mirror distributions with respect to the Company’s common shares. Unitholders (other than the Company) generally have the right, commencing six months from the date of issuance of such OP Units, to cause the Operating Trust to redeem their OP Units in exchange for cash or, at the option of the Company, common shares of the Company on a one-for-one basis. As sole trustee, the Company will have the sole discretion to elect whether the redemption right will be satisfied by the Company in cash or the Company’s common shares. As a result, the Noncontrolling interest is classified as permanent equity. As of June 30, 2019, the portion of the Operating Trust not beneficially owned by the Company is in the form of OP Units and LTIP Units (see Note 10 for a description of LTIP Units). LTIP Units may be subject to additional vesting requirements.

The following table presents the changes in Equity Commonwealth’s issued and outstanding common shares and units for the six months ended June 30, 2019:

	Common Shares	OP Units and LTIP Units	Total
Outstanding at January 1, 2019	121,572,155	45,720	121,617,875
Repurchase of shares	(168,327)	—	(168,327)
Restricted share grants, time-based LTIP Unit grants and vested restricted stock units	518,292	2,940	521,232
Outstanding at June 30, 2019	121,922,120	48,660	121,970,780
Noncontrolling ownership interest in the Operating Trust			0.04%

The carrying value of the Noncontrolling interest is allocated based on the number of OP Units and LTIP Units in proportion to the number of OP Units and LTIP Units plus the number of common shares. We adjust the Noncontrolling interest balance at the end of each period to reflect the noncontrolling partners’ interest in the net assets of the Operating Trust. Net income is allocated to the Noncontrolling interest in the Operating Trust based on the weighted average ownership percentage during the period. Equity Commonwealth’s weighted average ownership interest in the Operating Trust was 99.96% and 99.96% for the three and six months ended June 30, 2019, respectively.

Note 8.  Cumulative Other Comprehensive Loss

The following table presents the amounts recognized in cumulative other comprehensive loss for the six months ended June 30, 2019 (in thousands):

Unrealized Loss on Marketable Securities
Balance as of January 1, 2019	$(342)

Other comprehensive income	342

Balance as of June 30, 2019	$—

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

Our provision for income taxes consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Current:
State and local	$(340)	$456	$(640)	$(2,551)

Deferred:
State and local	—	—	(1,000)	—

Income tax (expense) benefit	$(340)	$456	$(1,640)	$(2,551)

During the six months ended June 30, 2019, we recorded $1.0 million related to an uncertain tax position, as part of our income tax provision.

Note 10. Share-Based Compensation
At our annual meeting of shareholders on June 20, 2019, our shareholders approved an amendment to the Equity Commonwealth 2015 Omnibus Incentive Plan to increase the number of common shares of beneficial interest authorized thereunder by 2,500,000.

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

LTIP Units are a class of beneficial interests in the Operating Trust that may be issued to employees, officers or trustees of the Operating Trust, the Company or their subsidiaries. Time-based LTIP Units have the same general characteristics as restricted shares and market-based LTIP Units have the same general characteristics as RSUs. Each LTIP Unit will convert automatically into an OP Unit on a one-for-one basis when the LTIP Unit becomes vested and its capital account is equalized with the per-unit capital account of the OP Units. Holders of LTIP Units generally will be entitled to receive the same per-unit distributions as the other outstanding OP Units in the Operating Trust, except that market-based LTIP Units will not participate

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

in distributions until expiration of the applicable performance period, at which time any earned market-based LTIP Units generally will become entitled to receive a catch-up distribution for the periods prior to such time.
2019 Equity Award Activity

During the six months ended June 30, 2019, 382,413 RSUs vested, and, as a result, we issued 382,413 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations (see Note 6).
On June 20, 2019, in accordance with the Company’s compensation plan for independent Trustees, the Committee awarded each of the nine independent Trustees $0.1 million in restricted shares or time-based LTIP Units as part of their compensation for the 2019-2020 year of service on the Board of Trustees. These awards equated to 2,940 shares or time-based LTIP Units per Trustee, for a total of 23,520 shares and 2,940 time-based LTIP Units, valued at $34.01 per share and unit, the closing price of our common shares on the New York Stock Exchange (NYSE) on that day. These shares and time-based LTIP Units vest one year after the date of the award.
On January 29, 2019, the Committee approved grants in the aggregate amount of 112,359 restricted shares and 228,128 RSUs at target (568,609 RSUs at maximum) to the Company’s officers, certain employees and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2018. The restricted shares granted on January 29, 2019 were valued at $31.77 per share, the closing price of our common shares on the NYSE on that day. The assumptions and fair value for the RSUs granted during the six months ended June 30, 2019 are included in the following table on a per share basis.

2019
Fair value of RSUs granted	$39.65
Expected term (years)	4
Expected volatility	13.98%
Risk-free rate	2.52%

2018 Equity Award Activity

During the six months ended June 30, 2018, 141,605 RSUs vested, and, as a result, we issued 141,605 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations (see Note 6).
On June 20, 2018, in accordance with the Company’s compensation plan for independent Trustees, the Committee awarded each of the nine independent Trustees $0.1 million in restricted shares or time-based LTIP Units as part of their compensation for the 2018-2019 year of service on the Board of Trustees. These awards equated to 3,200 shares or time-based LTIP Units per Trustee, for a total of 25,600 shares and 3,200 time-based LTIP Units, valued at $31.25 per share and unit, the closing price of our common shares on the New York Stock Exchange (NYSE) on that day. These shares and time-based LTIP Units vested one year after the date of the award.
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

Outstanding Equity Awards
As of June 30, 2019, the estimated future compensation expense for all unvested restricted shares and time-based LTIP Units was $8.2 million. Compensation expense for the restricted share and time-based LTIP Unit awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares and time-based LTIP units is approximately 2.5 years.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2019, the estimated future compensation expense for all unvested RSUs and market-based LTIP Units was $16.7 million. The weighted average period over which the future compensation expense will be recorded for the RSUs and market-based LTIP Units is approximately 2.4 years.
During the three months ended June 30, 2019 and 2018, we recorded $3.7 million and $5.1 million, respectively, and during the six months ended June 30, 2019 and 2018, we recorded $7.6 million and $10.5 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our trustees and employees related to our equity compensation plans. Compensation expense recorded during the three months ended June 30, 2019 includes $0.3 million, and compensation expense recorded during the six months ended June 30, 2019 and 2018 includes $0.8 million and $0.4 million, respectively, of accelerated vesting due to staffing reductions. Forfeitures are recognized as they occur. At June 30, 2019, 2,857,696 shares/units remain available for issuance under the Equity Commonwealth 2015 Omnibus Incentive Plan, as amended.

Note 11.  Fair Value of Assets and Liabilities

As of June 30, 2019, we do not have any assets measured at fair value.

Financial Instruments

Our financial instruments include our cash and cash equivalents, restricted cash, marketable securities, senior unsecured debt and mortgage note payable.  At June 30, 2019 and December 31, 2018, the fair value of these additional financial instruments were not materially different from their carrying values, except as follows (in thousands):

	June 30, 2019		December 31, 2018
	Principal Balance	Fair Value	Principal Balance	Fair Value
Senior unsecured debt and mortgage note payable	$25,719	$26,588	$276,000	$283,214

The fair values of our senior notes are based on quoted market prices (level 2 inputs), and the fair value of our mortgage note payable is based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads (level 3 inputs).

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable. As of June 30, 2019, we have one tenant that is responsible for 22.7% of our total annualized rents, and no other single tenant of ours is responsible for more than 10.0% of our total annualized rents.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator for earnings per common share - basic:
Net income	$242,377	$37,047	$452,974	$224,709
Net income attributable to noncontrolling interest	(91)	(14)	(170)	(77)
Preferred distributions	(1,997)	(1,997)	(3,994)	(3,994)
Numerator for net income per share - basic	$240,289	$35,036	$448,810	$220,638

Numerator for earnings per common share - diluted:
Net income	$242,377	$37,047	$452,974	$224,709
Net income attributable to noncontrolling interests	(91)	(14)	(170)	(77)
Preferred distributions	—	(1,997)	—	—
Numerator for net income per share - diluted	$242,286	$35,036	$452,804	$224,632

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic(1)	122,122	121,822	122,041	122,839
RSUs(2)	1,005	762	1,064	746
LTIP Units(3)	172	65	173	79
Series D preferred shares; 6 1/2% cumulative convertible(4)	2,563	—	2,563	2,363
Weighted average number of common shares outstanding - diluted	125,862	122,649	125,841	126,027

Net income per common share attributable to Equity Commonwealth common shareholders:
Basic	$1.97	$0.29	$3.68	$1.80
Diluted	$1.93	$0.29	$3.60	$1.78

Anti-dilutive securities:
Effect of Series D preferred shares; 6 1/2% cumulative convertible(4)	—	2,363	—	—
Effect of LTIP Units	32	42	34	42
Effect of OP Units(5)	14	1	12	1

(1)
The three months ended June 30, 2019 and 2018, includes 220 and 362 weighted-average, unvested, earned RSUs, respectively, and the six months ended June 30, 2019 and 2018, includes 203 and 335 weighted-average, unvested, earned RSUs, respectively.

(2)	Represents weighted-average number of common shares that would have been issued if the quarter-end was the measurement date for unvested, unearned RSUs.

(3)	Represents the weighted-average dilutive shares issuable from LTIP Units if the quarter-end was the measurement date for the periods shown.

(4)
The Series D preferred shares are excluded from the diluted earnings per share calculation for the three months ended June 30, 2018 because including the Series D preferred shares would also require that the preferred distributions be added back to net income, resulting in anti-dilution.

EQUITY COMMONWEALTH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)	Beneficial interests in the Operating Trust.

Note 13.  Segment Information

Our primary business is the ownership and operation of office properties, and we currently have one reportable segment.  More than 90% of our revenues for the six months ended June 30, 2019 were from office properties.

Note 14.  Related Person Transactions

The following discussion includes a description of our related person transactions for the six months ended June 30, 2019 and 2018.

Two North Riverside Plaza Joint Venture Limited Partnership: We have a lease with Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman, to occupy office space on the twentieth and twenty-first floors of Two North Riverside Plaza in Chicago, Illinois (20th/21st Floor Office Lease). The initial term of the lease is approximately five years, expiring in December 2020, with one 5-year renewal option. We made improvements to the office space utilizing the $0.7 million tenant improvement allowance pursuant to the lease. In connection with the 20th/21st Floor Office Lease, we also have a storage lease with Two North Riverside Plaza Joint Venture Limited Partnership for storage space in the basement of Two North Riverside Plaza. The storage lease expires December 31, 2020; however, each party has the right to terminate on 30 days' prior written notice. During the three months ended June 30, 2019 and 2018, we recognized expense of $0.3 million and $0.2 million, respectively, and during the six months ended June 30, 2019 and 2018, we recognized $0.5 million and $0.4 million, respectively, pursuant to the 20th/21st Floor Office Lease and the related storage space.

Note 15.  Subsequent Events

On July 12, 2019, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on August 15, 2019 to shareholders of record on July 30, 2019.

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

At June 30, 2019, our portfolio consisted of 7 properties (12 buildings), with a combined 2.5 million square feet for a total undepreciated book value of $657.0 million and a depreciated book value of $463.8 million.

As of June 30, 2019, our overall portfolio was 90.5% leased. During the three months ended June 30, 2019, we entered into leases, excluding leasing activity for assets during the quarter in which the asset was sold, for 58,000 square feet, including lease renewals for 43,000 square feet and new leases for 15,000 square feet.  Renewal leases entered into during the three months ended June 30, 2019 had weighted average cash and GAAP rental rates that were approximately 8.6% higher and 13.9% higher, respectively, compared to prior rental rates for the same space, and new leases entered into during the three months ended June 30, 2019 had weighted average cash and GAAP rental rates that were approximately 21.2% higher and 27.2% higher, respectively, than prior rental rates for the same space.  The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatements, the magnitude and timing of contractual rent increases over the lease term, and the length of term for the newly executed leases compared to the prior leases.

During the six months ended June 30, 2019, we sold three properties (six buildings) with a combined 2.7 million square feet for an aggregate gross sales price of $812.1 million, excluding credits and closing costs.  For more information regarding these transactions, see Note 3 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We have generated significant proceeds from our dispositions to date and have cash and cash equivalents of $3.2 billion as of June 30, 2019. As we have sold assets, our income from operations has also declined.

We have engaged CBRE, Inc., or CBRE, to provide property management services for our properties. We pay CBRE a property-by-property management fee and may engage CBRE from time-to-time to perform project management services, such as coordinating and overseeing the completion of tenant improvements and other capital projects at the properties. We reimburse CBRE for certain expenses incurred in the performance of its duties, including certain personnel and equipment costs. For the three months ended June 30, 2019 and 2018, we incurred expenses of $1.2 million and $2.2 million, respectively, and for the six months ended June 30, 2019 and 2018, we incurred expenses of $3.0 million and $5.2 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a percentage of property revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of June 30, 2019 and December 31, 2018, we had amounts payable pursuant to these services of $0.5 million and $0.8 million, respectively.

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

Property Operations

Leased occupancy data for 2019 and 2018 are as follows (square feet in thousands):

	All Properties(1)		Comparable Properties(2)
	As of June 30,		As of June 30,
	2019	2018	2019	2018
Total properties	7	13	7	7
Total square feet	2,469	6,341	2,469	2,474
Percent leased(3)	90.5%	89.8%	90.5%	92.0%

(1)	Excludes properties sold or classified as held for sale as of the end of the period.

(2)	Based on properties owned continuously from January 1, 2018 through June 30, 2019, and excludes properties sold or classified as held for sale as of the end of the period.

(3)
Percent leased includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space that is leased but not occupied or is being offered for sublease by tenants.

The weighted average lease term based on square feet for leases entered into during the three months ended June 30, 2019 was 3.0 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for leases entered into during the three months ended June 30, 2019 totaled $0.7 million, or $11.49 per square foot on average (approximately $3.83 per square foot per year of the lease term).

As of June 30, 2019, approximately 9.6% of our leased square feet and 7.8% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2019.  Renewal and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring for the remainder of 2019, that have not been backfilled, are above market. Lease expirations by year, as of June 30, 2019, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring	Leased Square Feet Expiring(1)	% of Leased Square Feet Expiring(1)	Cumulative % of Leased Square Feet Expiring(1)	Annualized Rental Revenue Expiring(2)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2019	15	215	9.6%	9.6%	$7,592	7.8%	7.8%
2020	21	131	5.9%	15.5%	5,752	5.9%	13.7%
2021	22	196	8.8%	24.3%	8,139	8.5%	22.2%
2022	14	212	9.5%	33.8%	7,937	8.1%	30.3%
2023	17	234	10.5%	44.3%	10,132	10.3%	40.6%
2024	14	273	12.2%	56.5%	10,745	11.0%	51.6%
2025	7	94	4.2%	60.7%	6,275	6.4%	58.0%
2026	8	80	3.6%	64.3%	3,491	3.6%	61.6%
2027	2	35	1.6%	65.9%	1,530	1.6%	63.2%
2028	3	59	2.6%	68.5%	2,916	3.0%	66.2%
Thereafter	10	705	31.5%	100.0%	32,913	33.8%	100.0%
	133	2,234	100.0%		$97,422	100.0%

Weighted average remaining lease term (in years):		7.4			7.8

(1)
Leased Square Feet as of June 30, 2019 includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants. The Leased Square Feet Expiring corresponds to the latest-expiring signed lease for a given suite. Thus, backfilled suites expire in the year stipulated by the new lease.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of June 30, 2019, plus estimated recurring expense reimbursements. Annualized rental revenue excludes lease value amortization, straight line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

The principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of June 30, 2019, tenants representing 2.0% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant		Square Feet(1)	% of Total Leased Square Feet(1)	% of Annualized Rental Revenue(2)	Weighted Average Remaining Lease Term
1.	Expedia, Inc.(3)	427	19.1%	22.7%	0.5
2.	Georgetown University(4)	240	10.7%	7.1%	0.3
3.	Beth Israel Deaconess Medical Center, Inc.	117	5.2%	4.1%	4.3
4.	Dana-Farber Cancer Institute, Inc.	77	3.4%	3.7%	10.2
5.	Equinor Energy Services, Inc.	77	3.4%	3.3%	4.5
6.	BT Americas, Inc.	59	2.6%	3.1%	0.1
7.	KPMG, LLP	66	3.0%	2.7%	3.6
8.	CBRE, Inc.(5)	40	1.8%	2.0%	8.8
	Total	1,103	49.2%	48.7%	2.3

(1)
Total Leased Square Feet as of June 30, 2019 includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants.

(2)
Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of June 30, 2019, plus estimated recurring expense reimbursements; excludes lease value amortization, straight line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

(3)	During the third quarter of 2018, an affiliate of Amazon.com, Inc. entered into a new 16-year lease for 429,012 square feet, including all of the Expedia, Inc. space. The lease commences in 2020.

(4)
Georgetown University's leased space includes 111,600 square feet that are sublet to another tenant. During the fourth quarter of 2017, the other tenant committed to lease the 111,600 square feet space through September 30, 2037 directly from the Company. The lease commences on October 1, 2019.

(5)
We reported a weighted average remaining lease term for CBRE, Inc. of 10.0 years in our March 31, 2019 Quarterly Report on Form 10-Q. The correct weighted average remaining lease term for CBRE, Inc. as of March 31, 2019 was 9.0 years.

Financing Activities
On June 28, 2019, we redeemed all $250.0 million of our 5.875% senior unsecured notes due 2020 and recognized a loss on early extinguishment of debt of $6.4 million for the three and six months ended June 30, 2019 from prepayment fees, the write off of unamortized deferred financing fees and the write off of an unamortized discount. As of June 30, 2019, our only debt consists of one $25.7 million mortgage note payable.
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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019, Compared to Three Months Ended June 30, 2018

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Three Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	2019	2018	$ Change	% Change
	(dollars in thousands)
Rental revenue(3)	$26,486	$22,737	$3,749	16.5%	$4,088	$22,832	$30,574	$45,569	$(14,995)	(32.9)%
Other revenue(3)	2,651	2,421	230	9.5%	143	646	2,794	3,067	(273)	(8.9)%
Operating expenses	(9,697)	(9,294)	(403)	4.3%	(1,277)	(10,227)	(10,974)	(19,521)	8,547	(43.8)%
Net operating income(4)	$19,440	$15,864	$3,576	22.5%	$2,954	$13,251	22,394	29,115	(6,721)	(23.1)%
Other expenses:
Depreciation and amortization							7,561	13,021	(5,460)	(41.9)%
General and administrative							9,533	11,222	(1,689)	(15.1)%
Total other expenses							17,094	24,243	(7,149)	(29.5)%
Interest and other income, net							20,695	12,668	8,027	63.4%
Interest expense							(4,070)	(6,350)	2,280	(35.9)%
Loss on early extinguishment of debt							(6,374)	(1,536)	(4,838)	315.0%
Gain on sale of properties, net							227,166	26,937	200,229	743.3%
Income before income taxes							242,717	36,591	206,126	563.3%
Income tax (expense) benefit							(340)	456	(796)	(174.6)%
Net income							242,377	37,047	205,330	554.2%
Net income attributable to noncontrolling interest							(91)	(14)	(77)	550.0%
Net income attributable to Equity Commonwealth							242,286	37,033	205,253	554.2%
Preferred distributions							(1,997)	(1,997)	—	—%
Net income attributable to Equity Commonwealth common shareholders							$240,289	$35,036	$205,253	585.8%

(1)	Comparable properties consist of 7 properties (12 buildings) we owned continuously from April 1, 2018 to June 30, 2019.

(2)	Other properties consist of properties sold or classified as held for sale as of the end of the period.

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

Rental revenue. Rental revenue decreased $15.0 million, or 32.9%, in the 2019 period, compared to the 2018 period, primarily due to the properties sold in 2019 and 2018. Rental revenue increased $3.7 million, or 16.5%, at the comparable properties primarily due to an increase in commenced occupancy, a $2.2 million increase in lease termination fees and a $0.8 million increase in escalations resulting from increases in commenced occupancy and real estate tax recoveries.

Rental revenue includes increases for straight line rent adjustments totaling $11,000 in the 2019 period and $1.0 million in the 2018 period, and net increases for amortization of acquired real estate leases and assumed real estate lease obligations totaling

$39,000 in the 2019 period and $18,000 in the 2018 period. Rental revenue also includes the recognition of lease termination fees totaling $2.2 million in the 2019 period and $1.6 million in the 2018 period.

Other revenue. Other revenue, which primarily includes parking revenue, decreased $0.3 million, or 8.9%, in the 2019 period, compared to the 2018 period, primarily due to the properties sold in 2019 and 2018. Parking revenue at the comparable properties increased $0.2 million, or 9.5%, in the 2019 period, compared to the 2018 period.

Operating expenses. Operating expenses decreased $8.5 million, or 43.8%, in the 2019 period, compared to the 2018 period, primarily due to the properties sold in 2019 and 2018. Operating expenses increased $0.4 million, or 4.3%, at the comparable properties primarily due to a $0.6 million increase in real estate tax expense, partially offset by a $0.2 million decrease in utility expense.

Depreciation and amortization. Depreciation and amortization decreased $5.5 million, or 41.9%, in the 2019 period, compared to the 2018 period primarily due to properties sold in 2019 and 2018.

General and administrative. General and administrative expenses decreased $1.7 million, or 15.1%, in the 2019 period, compared to the 2018 period, primarily due to a $1.7 million decrease in share-based compensation expense and a $0.6 million decrease in payroll expenses as a result of a staffing reduction, partially offset by $0.9 million of compensation expenses related to severance in the 2019 period.

Interest and other income, net. Interest and other income, net increased $8.0 million, or 63.4% in the 2019 period, compared to the 2018 period, primarily due to $7.8 million of additional interest received on higher invested balances and higher average interest rates in 2019.

Interest expense. Interest expense decreased $2.3 million, or 35.9%, in the 2019 period, compared to the 2018 period, primarily due to the redemption at par of the total $400.0 million outstanding under our 5-year and 7-year term loans in May 2018, the termination of our credit agreement in December 2018 and a decrease in amortization of deferred financing fees.

Loss on early extinguishment of debt. The loss on early extinguishment of debt of $6.4 million in the 2019 period reflects the write off of unamortized deferred financing fees, the write off of an unamortized discount and prepayment fees related to the redemption of our 5.875% senior unsecured notes due 2020. The loss on early extinguishment of debt of $1.5 million in the 2018 period reflects the write off of unamortized deferred financing fees related to the redemption at par of the total $400.0 million outstanding under our 5-year and 7-year term loans.

Gain on sale of properties, net. Gain on sale of properties, net increased $200.2 million in the 2019 period, as compared to the 2018 period. Gain on sale of properties, net in the 2019 period primarily relates to the following (dollars in thousands):

Asset	Gain on Sale, Net
600 108th Avenue NE	$149,009
Research Park	78,158
$227,167

Gain on sale of properties, net in the 2018 period primarily relates to the following (dollars in thousands):

Asset	Gain on Sale, Net
1601 Dry Creek Drive	$26,992

Income tax (expense) benefit. In the 2019 period, we recorded income tax expense of $0.3 million and in the 2018 period, we recorded income tax benefit of $0.5 million. The change in income taxes is primarily due to the adjustment of state and local apportionment factors based on the sales of properties and state and local taxes incurred upon the sale of properties.

Net income attributable to noncontrolling interest. In 2019, 2018 and 2017, we granted LTIP Units to certain of our trustees and employees. The net income attributable to noncontrolling interest of $91,000 in the 2019 period and $14,000 in the 2018 period relates to the allocation of net income to the LTIP Unit holders.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2019, Compared to Six Months Ended June 30, 2018

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	2019	2018	$ Change	% Change
	(dollars in thousands)
Rental revenue(3)	$50,709	$45,125	$5,584	12.4%	$18,755	$55,717	$69,464	$100,842	$(31,378)	(31.1)%
Other revenue(3)	5,004	4,698	306	6.5%	652	1,684	5,656	6,382	(726)	(11.4)%
Operating expenses	(19,195)	(18,297)	(898)	4.9%	(7,559)	(25,823)	(26,754)	(44,120)	17,366	(39.4)%
Net operating income(4)	$36,518	$31,526	$4,992	15.8%	$11,848	$31,578	48,366	63,104	(14,738)	(23.4)%
Other expenses:
Depreciation and amortization							16,146	26,924	(10,778)	(40.0)%
General and administrative							21,629	24,561	(2,932)	(11.9)%
Loss on asset impairment							—	12,087	(12,087)	(100.0)%
Total other expenses							37,775	63,572	(25,797)	(40.6)%
Interest and other income, net							38,470	18,448	20,022	108.5%
Interest expense							(8,276)	(16,465)	8,189	(49.7)%
Loss on early extinguishment of debt							(6,374)	(6,403)	29	(0.5)%
Gain on sale of properties, net							420,203	232,148	188,055	81.0%
Income before income taxes							454,614	227,260	227,354	100.0%
Income tax expense							(1,640)	(2,551)	911	(35.7)%
Net income							452,974	224,709	228,265	101.6%
Net income attributable to noncontrolling interests							(170)	(77)	(93)	120.8%
Net income attributable to Equity Commonwealth							452,804	224,632	228,172	101.6%
Preferred distributions							(3,994)	(3,994)	—	—%
Net income attributable to Equity Commonwealth common shareholders							$448,810	$220,638	$228,172	103.4%

(1)	Comparable properties consist of 7 properties (12 buildings) we owned continuously from January 1, 2018 to June 30, 2019.

(2)	Other properties consist of properties sold or classified as held for sale as of the end of the period.

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

(4)	See Note 4 on page 22 for further information regarding NOI.

Rental revenue. Rental revenue decreased $31.4 million, or 31.1%, in the 2019 period, compared to the 2018 period, primarily due to the properties sold in 2019 and 2018. Rental revenue at the comparable properties increased $5.6 million, or 12.4%, primarily due to an increase in commenced occupancy, a $2.0 million increase in lease termination fees and a $1.8 million increase in escalations resulting from increases in commenced occupancy and real estate tax recoveries.

Rental revenue includes increases for straight line rent adjustments totaling $0.8 million in the 2019 period and $2.6 million in the 2018 period, and net increases (reductions) for amortization of acquired real estate leases and assumed real estate lease obligations totaling $0.1 million in the 2019 period and $(0.1) million in the 2018 period. Rental revenue also includes the recognition of lease termination fees totaling $2.2 million in the 2019 period and $2.5 million in the 2018 period.

Other revenue. Other revenue, which primarily includes parking revenue, decreased $0.7 million, or 11.4%, in the 2019 period, compared to the 2018 period, primarily due to the properties sold in 2019 and 2018. Parking revenue at the comparable properties increased $0.3 million, or 6.5%, in the 2019 period, compared to the 2018 period.

Operating expenses. Operating expenses decreased $17.4 million, or 39.4%, in the 2019 period, compared to the 2018 period, primarily due to the properties sold in 2019 and 2018. Operating expenses increased $0.9 million, or 4.9%, at the comparable properties primarily due to a $1.2 million increase in real estate tax expense, partially offset by a $0.5 million decrease in utility expense.

Depreciation and amortization. Depreciation and amortization decreased $10.8 million, or 40.0%, in the 2019 period, compared to the 2018 period, primarily due to the properties sold in 2019 and 2018.

General and administrative. General and administrative expenses decreased $2.9 million, or 11.9%, in the 2019 period, compared to the 2018 period, primarily due to a $3.2 million decrease in share-based compensation expense and a $0.9 million decrease in payroll expenses as a result of a staffing reduction, partially offset by a $1.4 million increase in compensation expenses related to severance from $1.8 million in the 2018 period to $3.2 million in the 2019 period.

Loss on asset impairment. We recorded impairment charges of $12.1 million in the 2018 period related to 777 East Eisenhower Parkway and 97 Newberry Road, based upon the shortening of our expected period of ownership and updated market information in accordance with our impairment analysis procedures. We did not record any impairment charges in the 2019 period.

Interest and other income, net. Interest and other income, net increased $20.0 million, or 108.5%, in the 2019 period, compared to the 2018 period, primarily due to $13.9 million of additional interest received on higher invested balances and higher average interest rates in 2019 and a $5.0 million loss on the sale of marketable securities in the 2018 period.

Interest expense. Interest expense decreased $8.2 million, or 49.7%, in the 2019 period, compared to the 2018 period, primarily due to the prepayment in March 2018 of all $175.0 million of our 5.75% senior unsecured notes due 2042, the redemption at par of the total $400.0 million outstanding under our 5-year and 7-year term loans in May 2018, the termination of our credit agreement in December 2018 and a decrease in amortization of deferred financing fees.

Loss on early extinguishment of debt. The loss on early extinguishment of debt of $6.4 million in the 2019 period reflects the write off of unamortized deferred financing fees, the write off of an unamortized discount and prepayment fees related to the redemption of our 5.875% senior unsecured notes due 2020. The loss on early extinguishment of debt of $6.4 million in the 2018 period reflects the write off of unamortized deferred financing fees related to our redemption at par of the total $400.0 million outstanding under our 5-year and 7-year term loans and the write off of unamortized deferred financing fees related to our repayment at par of our 5.75% senior unsecured notes due 2042.

Gain on sale of properties, net. Gain on sale of properties, net increased $188.1 million in the 2019 period, compared to the 2018 period. Gain on sale of properties, net in the 2019 period primarily relates to the following (dollars in thousands):

Asset	Gain on Sale, Net
1735 Market Street	$192,985
600 108th Avenue NE	149,009
Research Park	78,158
$420,152

Gain on sale of properties, net in the 2018 period primarily relates to the following (dollars in thousands):

Asset	Gain on Sale, Net
1600 Market Street	$54,599
600 West Chicago Avenue	107,830
5073, 5075, & 5085 S. Syracuse Street	42,762
1601 Dry Creek Drive	26,992
$232,183

Income tax expense. Income tax expense decreased $0.9 million in the 2019 period, compared to the 2018 period, primarily due to a decrease in state and local taxes incurred upon the sale of properties.

Net income attributable to noncontrolling interest. In 2019, 2018 and 2017, we granted LTIP Units to certain of our trustees and employees. The net income attributable to noncontrolling interest of $0.2 million in the 2019 period and $0.1 million in the 2018 period relates to the allocation of net income to the LTIP Unit holders.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As of June 30, 2019, we had $3.2 billion of cash and cash equivalents.  We expect to use our cash balances, cash flow from our operations and proceeds of any future property sales to fund our operations, make distributions, repurchase our common shares, acquire assets or businesses, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

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

Cash flows provided by (used in) operating, investing and financing activities were $41.2 million, $1.0 billion and $(266.2) million, respectively, for the six months ended June 30, 2019, and $23.9 million, $800.5 million and $(669.4) million, respectively, for the six months ended June 30, 2018.  Changes in these three categories of our cash flows between 2019 and 2018 are primarily related to a decrease in property net operating income (as a result of property dispositions), an increase in interest income (as a result of additional interest received on higher invested balances and higher average interest rates in 2019), real estate improvements, dispositions of properties, proceeds from sales and maturities of marketable securities, repayments of debt and repurchase of our common shares.

Our Investment and Financing Liquidity and Resources

On June 28, 2019, we redeemed all $250.0 million of our 5.875% senior unsecured notes due 2020 and recognized a loss on early extinguishment of debt of $6.4 million for the three and six months ended June 30, 2019 from prepayment fees, the write off of unamortized deferred financing fees and the write off of an unamortized discount. As of June 30, 2019, our only debt consists of one $25.7 million mortgage note payable.

During the six months ended June 30, 2019, we paid an aggregate of $4.0 million of distributions on our series D preferred shares.  On July 12, 2019, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on August 15, 2019 to shareholders of record on July 30, 2019.

On March 13, 2019, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares over the twelve months following the date of authorization. During the six months ended June 30, 2019, we did not repurchase any of our common shares under our share repurchase program. The $150.0 million of remaining authorization available under our share repurchase program as of June 30, 2019 is scheduled to expire on March 13, 2020.

Our outstanding debt maturity and interest rate as of June 30, 2019, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
Year	Secured Fixed Rate Debt(1)	Interest Rate(2)
2019	$286	5.7%
2020	597	5.7%
2021	24,836	5.7%
Thereafter	—	—%
	$25,719	5.7%

(1)	Total debt outstanding as of June 30, 2019, including net unamortized premiums and net unamortized deferred financing costs, was $26,091.

(2)	Contractual interest rate.

For further information about our indebtedness, see Note 5 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
As the maturity date of our debt approaches, we may explore alternatives to repay the amount due. Such alternatives may include using our cash balances, incurring additional debt and issuing new equity securities, and entering into a new revolving credit facility. We have an effective shelf registration statement that allows us to issue certain types of public securities on an expedited basis, but it does not apply to debt securities nor does it assure that there will be buyers for any such securities.
We believe that we will have access to various types of financings, including debt or equity offerings, to fund any future acquisitions and to pay our debt and other obligations as they become due. The completion and the costs of any future debt transactions will depend primarily upon market conditions and our credit ratings at such time. We have no control over market conditions. Our credit ratings will depend upon evaluations by credit rating agencies of our business practices and plans and, in particular, whether we appear to have the ability to maintain our earnings, to space our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably foreseeable adverse changes. We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities. However, there can be no assurance regarding our ability to complete any debt or equity offerings or that our cost of any future public or private financings will not increase.
During the six months ended June 30, 2019, we sold three properties (six buildings) with a combined 2.7 million square feet for an aggregate gross sales price of $812.1 million, excluding credits and closing costs.  For more information regarding these transactions, see Note 3 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

During the three and six months ended June 30, 2019 and 2018, amounts capitalized at our properties, including properties sold or classified as held for sale, for tenant improvements, leasing costs and building improvements were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Tenant improvements(1)	$2,491	$13,773	$4,941	$24,680
Leasing costs(2)	374	4,909	1,217	7,751
Building improvements(3)	2,328	2,936	3,584	4,887

(1)	Tenant improvements include capital expenditures to improve tenants’ spaces.

(2)	Leasing costs include leasing commissions and related legal expenses.

(3)
Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.

During the three months ended June 30, 2019, commitments made for expenditures in connection with leasing space at our properties, excluding leasing activity for assets during the quarter in which the asset was sold or classified as held for sale, were as follows (dollar and square foot measures in thousands):

	New Leases	Renewals	Total
Rentable square feet leased during the period	15	43	58
Tenant improvements and leasing commissions	$329	$341	$670
Tenant improvements and leasing commissions per rentable square foot	$21.93	$7.93	$11.49
Weighted average lease term by square foot (years)	4.3	2.5	3.0
Total tenant improvements and leasing commissions per rentable square foot per year	$5.05	$3.12	$3.83

Debt Covenants

After the redemption of our 5.875% senior unsecured notes due 2020 on June 28, 2019, we no longer have any notes outstanding under the Indenture, and we are no longer required to maintain the financial ratio covenants prescribed in the Indenture. As a result, we are no longer rated by the rating agencies.

Off Balance Sheet Arrangements

As of June 30, 2019, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We had no swaps or hedges as of June 30, 2019.

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

The following table provides a reconciliation of net income to FFO attributable to Equity Commonwealth common shareholders and unitholders and a calculation to Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation to FFO:
Net income	$242,377	$37,047	$452,974	$224,709
Real estate depreciation and amortization	7,283	12,717	15,560	26,320
Loss on asset impairment	—	—	—	12,087
Gain on sale of properties, net	(227,166)	(26,937)	(420,203)	(232,148)
FFO attributable to Equity Commonwealth	22,494	22,827	48,331	30,968
Preferred distributions	(1,997)	(1,997)	(3,994)	(3,994)
FFO attributable to Equity Commonwealth common shareholders and unitholders	$20,497	$20,830	$44,337	$26,974

Reconciliation to Normalized FFO:
FFO attributable to Equity Commonwealth common shareholders and unitholders	$20,497	$20,830	$44,337	$26,974
Lease value amortization	(39)	(18)	(78)	80
Straight line rent adjustments	(11)	(1,022)	(848)	(2,550)
Loss on early extinguishment of debt	6,374	1,536	6,374	6,403
Loss on sale of securities	—	—	—	4,987
Income taxes related to gains on property sales, net	415	(496)	565	2,473
Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders	$27,236	$20,830	$50,350	$38,367

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

A reconciliation of NOI to net income for the three and six months ended June 30, 2019 and 2018, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Rental revenue	$30,574	$45,569	$69,464	$100,842
Other revenue	2,794	3,067	5,656	6,382
Operating expenses	(10,974)	(19,521)	(26,754)	(44,120)
NOI	$22,394	$29,115	$48,366	$63,104

NOI	$22,394	$29,115	$48,366	$63,104
Depreciation and amortization	(7,561)	(13,021)	(16,146)	(26,924)
General and administrative	(9,533)	(11,222)	(21,629)	(24,561)
Loss on asset impairment	—	—	—	(12,087)
Interest and other income, net	20,695	12,668	38,470	18,448
Interest expense	(4,070)	(6,350)	(8,276)	(16,465)
Loss on early extinguishment of debt	(6,374)	(1,536)	(6,374)	(6,403)
Gain on sale of properties, net	227,166	26,937	420,203	232,148
Income before income taxes	242,717	36,591	454,614	227,260
Income tax (expense) benefit	(340)	456	(1,640)	(2,551)
Net income	$242,377	$37,047	$452,974	$224,709

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Surrender of Common Shares for Tax Withholding

During the three months ended June 30, 2019, certain of our employees surrendered common shares owned by them to satisfy their statutory tax withholding obligations in connection with the vesting of restricted common shares and restricted stock units.

The following table summarizes all of these repurchases during the three months ended June 30, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 2019	656	$31.55	N/A	N/A
May 2019	2,348	$32.49	N/A	N/A
June 2019	1,410	$33.59	N/A	N/A
Total	4,414	$32.70

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

10.1	Amendment No. 2 to the Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company's Registration Statement on Form S-8 filed July 16, 2019.)

10.2	Change in Control Agreement, dated as of April 24, 2019, by and between the Company, Equity Commonwealth Management LLC and David Helfand. (†) (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (Filed herewith.)

+    Management contract or compensatory plan or arrangement.
†    Pursuant to Instruction 2 of Item 601 of Regulation S-K, Registrant has omitted certain change in control agreements (the “Omitted CIC Agreements”), which are substantially identical in all material respects except as to the parties thereto, the dates of execution, or other details. The below schedule identifies the Omitted CIC Agreements. The only term in the Omitted CIC Agreements that differs from the change in control agreement filed herewith is the term of coverage under the Company’s group health plan, which is 24 months under Section 3(a)(iv) of the Omitted CIC Agreements. The Registrant hereby agrees to file the Omitted CIC Agreements upon request by the Commission.

Schedule

1.	Change in Control Agreement, dated as of April 24, 2019, by and between the Company, Equity Commonwealth Management LLC and Adam Markman.

2.	Change in Control Agreement, dated as of April 24, 2019, by and between the Company, Equity Commonwealth Management LLC and David Weinberg.

3.	Change in Control Agreement, dated as of April 24, 2019, by and between the Company, Equity Commonwealth Management LLC and Orrin Shifrin.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
President and Chief Executive Officer
	Dated:	August 1, 2019

By:	/s/ Adam S. Markman
Adam S. Markman
Executive Vice President, Chief Financial Officer and Treasurer
	Dated:	August 1, 2019