Form 10-Q
period 2019-09-30
Equity Commonwealth
filed 2019-10-30
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of October 25, 2019:  121,924,199.

EQUITY COMMONWEALTH

FORM 10-Q

September 30, 2019

EXPLANATORY NOTE

References in this Quarterly Report on Form 10-Q to the Company, EQC, we, us or our, refer to Equity Commonwealth and its consolidated subsidiaries as of September 30, 2019, unless the context indicates otherwise.

i

PART I.      Financial Information

Item 1.         Financial Statements.
EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	September 30, 2019	December 31, 2018
		(audited)
ASSETS
Real estate properties:
Land	$85,627	$135,142
Buildings and improvements	572,714	1,004,500
	658,341	1,139,642
Accumulated depreciation	(197,847)	(375,968)
	460,494	763,674
Cash and cash equivalents	3,205,775	2,400,803
Marketable securities	—	249,602
Restricted cash	4,456	3,298
Rents receivable	19,347	51,089
Other assets, net	41,271	62,306
Total assets	$3,731,343	$3,530,772

LIABILITIES AND EQUITY
Senior unsecured debt, net	$—	$248,473
Mortgage notes payable, net	25,896	26,482
Accounts payable, accrued expenses and other	38,218	58,300
Rent collected in advance	3,533	9,451
Distributions payable	435,583	4,068
Total liabilities	503,230	346,774

Shareholders' equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6 1/2% cumulative convertible; 4,915,196 shares issued and outstanding, aggregate liquidation preference of $122,880	119,263	119,263
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 121,924,199 and 121,572,155 shares issued and outstanding, respectively	1,219	1,216
Additional paid in capital	4,310,353	4,305,974
Cumulative net income	3,347,664	2,870,974
Cumulative other comprehensive loss	—	(342)
Cumulative common distributions	(3,851,947)	(3,420,548)
Cumulative preferred distributions	(699,727)	(693,736)
Total shareholders’ equity	3,226,825	3,182,801
Noncontrolling interest	1,288	1,197
Total equity	3,228,113	3,183,998
Total liabilities and equity	$3,731,343	$3,530,772
See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental revenue	$23,995	$43,770	$93,459	$144,612
Other revenue	2,740	3,103	8,396	9,485
Total revenues	26,735	46,873	101,855	154,097
Expenses:
Operating expenses	9,923	20,257	36,677	64,377
Depreciation and amortization	5,939	11,287	22,085	38,211
General and administrative	8,523	10,905	30,152	35,466
Loss on asset impairment	—	—	—	12,087
Total expenses	24,385	42,449	88,914	150,141
Interest and other income, net	19,401	12,626	57,871	31,074
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $(55), $559, $264 and $2,005, respectively)	(321)	(5,085)	(8,597)	(21,550)
Loss on early extinguishment of debt	—	—	(6,374)	(6,403)
Gain on sale of properties, net	1,945	20,877	422,148	253,025
Income before income taxes	23,375	32,842	477,989	260,102
Income tax benefit (expense)	521	(65)	(1,119)	(2,616)
Net income	23,896	32,777	476,870	257,486
Net income attributable to noncontrolling interest	(10)	(13)	(180)	(90)
Net income attributable to Equity Commonwealth	$23,886	$32,764	$476,690	$257,396
Preferred distributions	(1,997)	(1,997)	(5,991)	(5,991)
Net income attributable to Equity Commonwealth common shareholders	$21,889	$30,767	$470,699	$251,405

Weighted average common shares outstanding — basic	122,140	121,845	122,075	122,504
Weighted average common shares outstanding — diluted	123,564	122,851	125,938	123,389
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.18	$0.25	$3.86	$2.05
Diluted	$0.18	$0.25	$3.79	$2.04

Distributions declared per common share	$3.50	$2.50	$3.50	$2.50

See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$23,896	$32,777	$476,870	$257,486

Other comprehensive income, net of tax:
Unrealized gain on derivative instruments	—	—	—	456
Unrealized gain on marketable securities	—	463	342	535
Total comprehensive income	23,896	33,240	477,212	258,477
Comprehensive income attributable to the noncontrolling interest	(10)	(13)	(180)	(90)
Total comprehensive income attributable to Equity Commonwealth	$23,886	$33,227	$477,032	$258,387

See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands, except share data)
(unaudited)

	Equity Commonwealth Shareholders
	Preferred Shares			Common Shares
	Series D
	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at July 1, 2019	4,915,196	$119,263	$(697,730)	121,922,120	$1,219	$(3,420,406)	$4,308,049	$3,323,778	$—	$1,450	$3,635,623
Net income	—	—	—	—	—	—	—	23,886	—	10	23,896
Share-based compensation	—	—	—	2,079	—	—	3,078	—	—	330	3,408
Distributions	—	—	(1,997)	—	—	(431,541)	—	—	—	(1,276)	(434,814)
Adjustment for noncontrolling interest	—	—	—	—	—	—	(774)	—	—	774	—
Balance at September 30, 2019	4,915,196	$119,263	$(699,727)	121,924,199	$1,219	$(3,851,947)	$4,310,353	$3,347,664	$—	$1,288	$3,228,113

Balance at January 1, 2019	4,915,196	$119,263	$(693,736)	121,572,155	$1,216	$(3,420,548)	$4,305,974	$2,870,974	$(342)	$1,197	$3,183,998
Net income	—	—	—	—	—	—	—	476,690	—	180	476,870
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	342	—	342
Repurchase of shares	—	—	—	(168,327)	(2)	—	(5,485)	—	—	—	(5,487)
Share-based compensation	—	—	—	520,371	5	—	10,056	—	—	995	11,056
Distributions	—	—	(5,991)	—	—	(431,399)	—	—	—	(1,276)	(438,666)
Adjustment for noncontrolling interest	—	—	—	—	—	—	(192)	—	—	192	—
Balance at September 30, 2019	4,915,196	$119,263	$(699,727)	121,924,199	$1,219	$(3,851,947)	$4,310,353	$3,347,664	$—	$1,288	$3,228,113

See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(amounts in thousands, except share data)
(unaudited)

	Equity Commonwealth Shareholders
	Preferred Shares			Common Shares
	Series D
	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at July 1, 2018	4,915,196	$119,263	$(689,742)	121,482,673	$1,215	$(3,111,868)	$4,300,822	$2,822,793	$(1,469)	$1,295	$3,442,309
Net income	—	—	—	—	—	—	—	32,764	—	13	32,777
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	463	—	463
Share-based compensation	—	—	—	—	—	—	4,864	—	—	333	5,197
Distributions	—	—	(3,994)	—	—	(307,127)	—	—	—	(114)	(311,235)
Adjustment for noncontrolling interest	—	—	—	—	—	—	334	—	—	(334)	—
Balance at September 30, 2018	4,915,196	$119,263	$(693,736)	121,482,673	$1,215	$(3,418,995)	$4,306,020	$2,855,557	$(1,006)	$1,193	$3,169,511

Balance at January 1, 2018	4,915,196	$119,263	$(685,748)	124,217,616	$1,242	$(3,111,868)	$4,380,313	$2,596,259	$(95)	$1,129	$3,300,495
Reclassification pursuant to change in accounting principle	—	—	—	—	—	—	—	1,902	(1,902)	—	—
Net income	—	—	—	—	—	—	—	257,396	—	90	257,486
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	456	—	456
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	535	—	535
Repurchase of shares	—	—	—	(3,027,557)	(30)	—	(89,880)	—	—	—	(89,910)
Share-based compensation	—	—	—	292,614	3	—	14,686	—	—	988	15,677
Contributions	—	—	—	—	—	—	—	—	—	1	1
Distributions	—	—	(7,988)	—	—	(307,127)	—	—	—	(114)	(315,229)
Adjustment for noncontrolling interest	—	—	—	—	—	—	901	—	—	(901)	—
Balance at September 30, 2018	4,915,196	$119,263	$(693,736)	121,482,673	$1,215	$(3,418,995)	$4,306,020	$2,855,557	$(1,006)	$1,193	$3,169,511

See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$476,870	$257,486
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	18,608	31,144
Net amortization of debt discounts, premiums and deferred financing fees	264	2,005
Straight line rental income	(349)	(3,985)
Amortization of acquired real estate leases	158	2,015
Other amortization	3,146	4,834
Amortization of right-of-use asset	549	—
Share-based compensation	11,056	15,677
Loss on asset impairment	—	12,087
Loss on marketable securities	—	4,987
Loss on early extinguishment of debt	6,374	6,403
Net gain on sale of properties	(422,148)	(253,025)
Loss on sale of real estate mortgage receivable	—	2,117
Change in assets and liabilities:
Rents receivable and other assets	(11,072)	(19,749)
Accounts payable, accrued expenses and other	(7,158)	(6,523)
Rent collected in advance	(2,204)	(4,926)
Cash provided by operating activities	74,094	50,547

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(21,416)	(41,718)
Insurance proceeds received	—	1,443
Proceeds from sale of properties, net	771,787	954,334
Proceeds from sale of real estate mortgage receivable	—	5,599
Proceeds from maturity of marketable securities	250,000	—
Proceeds from sale of marketable securities	—	23,933
Cash provided by investing activities	1,000,371	943,591

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common shares	(5,487)	(89,910)
Payments on borrowings	(255,697)	(575,792)
Contributions from holders of noncontrolling interest	—	1
Distributions to common shareholders	(1,160)	—
Distributions to preferred shareholders	(5,991)	(5,991)
Cash used in financing activities	(268,335)	(671,692)

Increase in cash, cash equivalents, and restricted cash	806,130	322,446
Cash, cash equivalents, and restricted cash at beginning of period	2,404,101	2,360,590
Cash, cash equivalents, and restricted cash at end of period	$3,210,231	$2,683,036
See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$12,664	$25,899
Taxes paid, net	2,944	2,377

NON-CASH INVESTING ACTIVITIES:
Recognition of right-of-use asset and lease liability	$1,503	$—
Accrued capital expenditures	$2,161	$8,737

NON-CASH FINANCING ACTIVITIES:
Distributions payable	$435,583	$309,238

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30,
	2019	2018
Cash and cash equivalents	$3,205,775	$2,673,328
Restricted cash	4,456	9,708
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$3,210,231	$2,683,036

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

The Company now conducts and intends to continue to conduct substantially all of its activities through the Operating Trust. The Company beneficially owned 99.96% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust, or OP Units, as of September 30, 2019, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.

At September 30, 2019, our portfolio consisted of 7 properties (12 buildings), with a combined 2.5 million square feet. As of September 30, 2019, we had $3.2 billion of cash and cash equivalents.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires more timely recognition of credit losses associated with financial assets. This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. We do not expect the adoption of ASU 2016-13 to have a material impact on our consolidated financial statements.

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

Note 3.  Real Estate Properties

During the nine months ended September 30, 2019 and 2018, we made improvements, excluding tenant-funded improvements, to our properties totaling $10.0 million and $43.3 million, respectively.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property Dispositions:

During the nine months ended September 30, 2019, we sold the following properties, which did not represent strategic shifts under ASC Topic 2015 (dollars in thousands):

Property	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price	Gain on Sale
1735 Market Street(1)	March 2019	1	1	1,286,936	$451,600	$192,985
600 108th Avenue NE(2)	April 2019	1	1	254,510	195,000	149,009
Research Park(3)	June 2019	1	4	1,110,007	165,500	78,158
		3	6	2,651,453	$812,100	$420,152

(1)Certain of our subsidiaries sold 100% of the equity interests in the fee simple owner of this property. The sale represents an individually significant disposition. The operating results of this property are included in continuing operations for all periods presented through the date of sale. Net income related to this property was $0.1 million and $2.1 million for the three months ended September 30, 2019 and 2018, respectively, and $197.3 million (of which $193.0 million related to the gain on sale) and $5.9 million for the nine months ended September 30, 2019 and 2018, respectively.
(2)The property includes an office building and additional development rights.
(3)There is consideration of $2.0 million being held in escrow related to the sale of this property. To the extent any of these proceeds are ultimately released to the Company, the gain on sale will increase.

Lease Payments

The future minimum lease payments, excluding tenant reimbursement revenue, scheduled to be received by us during the current terms of our leases as of September 30, 2019 are as follows (in thousands):

2019	$16,203
2020	60,083
2021	66,562
2022	59,574
2023	54,130
Thereafter	364,353
$620,905

Rental revenue consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Lease payments	$16,985	$30,681	$65,319	$100,845
Variable lease payments	7,010	13,089	28,140	43,767
Rental revenue	$23,995	$43,770	$93,459	$144,612

Note 4.  Marketable Securities

As of December 31, 2018, our marketable securities consisted of United States Treasury notes and were classified as available-for-sale. The United States Treasury notes matured in January and February 2019, and as of September 30, 2019, we do not have any marketable securities.

Below is a summary of our marketable securities as of December 31, 2018 (in thousands):

	December 31, 2018
	Amortized Cost	Unrealized Loss	Estimated Fair Value
Marketable securities	$249,944	$(342)	$249,602

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5.  Indebtedness

Senior Unsecured Notes:

On June 28, 2019, we redeemed all $250.0 million of our 5.875% senior unsecured notes due 2020 and recognized a loss on early extinguishment of debt of $6.4 million for the nine months ended September 30, 2019 from prepayment fees, the write off of unamortized deferred financing fees and the write off of an unamortized discount.

Debt Covenants:

After the redemption of our 5.875% senior unsecured notes due 2020 on June 28, 2019, we no longer have any notes outstanding under our public debt indenture and related supplements, collectively the Indenture, and we are no longer required to maintain the financial ratio covenants prescribed in the Indenture. As a result, we are no longer rated by the debt rating agencies.

Mortgage Note Payable:

At September 30, 2019, one of our properties with an aggregate net book value of $43.6 million had a secured mortgage note totaling $25.9 million (including a net premium and unamortized deferred financing fees) maturing in 2021.

Note 6.  Shareholders’ Equity

Common Share Issuances:

See Note 10 for information regarding equity issuances related to share-based compensation.

Common Share Repurchases:

On March 13, 2019, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares over the twelve months following the date of authorization. During the nine months ended September 30, 2019, we did not repurchase any of our common shares under our share repurchase program. The $150.0 million of remaining authorization available under our share repurchase program as of September 30, 2019 is scheduled to expire on March 13, 2020.

During the nine months ended September 30, 2019 and 2018, certain of our employees surrendered 168,327 and 57,348 common shares owned by them, respectively, to satisfy their statutory tax withholding obligations in connection with the vesting of such common shares.

Common Share and Unit Distribution:

On September 24, 2019, our Board of Trustees declared a special, one-time cash distribution of $3.50 per common share/unit to shareholders/unitholders of record on October 7, 2019. On October 23, 2019, we paid this distribution to such shareholders/unitholders in the aggregate amount of $427.7 million.

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

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Preferred Share Distributions:

In 2019, our Board of Trustees declared distributions on our series D preferred shares to date as follows:

Declaration Date	Record Date	Payment Date	Series D Dividend Per Share
January 11, 2019	January 30, 2019	February 15, 2019	$0.40625
April 11, 2019	April 29, 2019	May 15, 2019	$0.40625
July 12, 2019	July 30, 2019	August 15, 2019	$0.40625
October 11, 2019	October 31, 2019	November 15, 2019	$0.40625

Note 7.  Noncontrolling Interest

Noncontrolling interest represents the portion of the OP Units not beneficially owned by the Company. The ownership of an OP Unit and a common share of beneficial interest have essentially the same economic characteristics. Distributions with respect to OP Units will generally mirror distributions with respect to the Company’s common shares. Unitholders (other than the Company) generally have the right, commencing six months from the date of issuance of such OP Units, to cause the Operating Trust to redeem their OP Units in exchange for cash or, at the option of the Company, common shares of the Company on a one-for-one basis. As sole trustee, the Company has the sole discretion to elect whether the redemption right will be satisfied by the Company in cash or the Company’s common shares. As a result, the Noncontrolling interest is classified as permanent equity. As of September 30, 2019, the portion of the Operating Trust not beneficially owned by the Company is in the form of OP Units and LTIP Units (see Note 10 for a description of LTIP Units). LTIP Units may be subject to additional vesting requirements.

The following table presents the changes in Equity Commonwealth’s issued and outstanding common shares and units for the nine months ended September 30, 2019:

	Common Shares	OP Units and LTIP Units	Total
Outstanding at January 1, 2019	121,572,155	45,720	121,617,875
Repurchase of shares	(168,327)	—	(168,327)
Restricted share grants, time-based LTIP Unit grants and vested restricted stock units, net of forfeitures	520,371	2,940	523,311
Outstanding at September 30, 2019	121,924,199	48,660	121,972,859
Noncontrolling ownership interest in the Operating Trust			0.04%

The carrying value of the Noncontrolling interest is allocated based on the number of OP Units and LTIP Units in proportion to the number of OP Units and LTIP Units plus the number of common shares. We adjust the Noncontrolling interest balance at the end of each period to reflect the noncontrolling partners’ interest in the net assets of the Operating Trust. Net income is allocated to the Noncontrolling interest in the Operating Trust based on the weighted average ownership percentage during the period. Equity Commonwealth’s weighted average ownership interest in the Operating Trust was 99.96% and 99.96% for the three and nine months ended September 30, 2019, respectively.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8.  Cumulative Other Comprehensive Loss

The following table presents the amounts recognized in cumulative other comprehensive loss for the nine months ended September 30, 2019 (in thousands):

Unrealized Loss on Marketable Securities
Balance as of January 1, 2019	$(342)

Other comprehensive income	342

Balance as of September 30, 2019	$—

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

Our provision for income taxes consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Current:
State and local	$521	$(65)	$(119)	$(2,616)

Deferred:
State and local	—	—	(1,000)	—

Income tax benefit (expense)	$521	$(65)	$(1,119)	$(2,616)

During the nine months ended September 30, 2019, we recorded $1.6 million related to uncertain tax positions, as part of our income tax provision.

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

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
2019 Equity Award Activity

During the nine months ended September 30, 2019, 384,811 RSUs vested, and, as a result, we issued 384,811 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations (see Note 6).
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
On January 29, 2019, the Committee approved grants in the aggregate amount of 112,359 restricted shares and 228,128 RSUs at target (568,609 RSUs at maximum) to the Company’s officers, certain employees and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2018. The restricted shares granted on January 29, 2019 were valued at $31.77 per share, the closing price of our common shares on the NYSE on that day. The assumptions and fair value for the RSUs granted during the nine months ended September 30, 2019 are included in the following table on a per share basis.

2019
Fair value of RSUs granted	$39.65
Expected term (years)	4
Expected volatility	13.98%
Risk-free rate	2.52%

2018 Equity Award Activity

During the nine months ended September 30, 2018, 141,605 RSUs vested, and, as a result, we issued 141,605 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations (see Note 6).
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

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

closing price of our common shares on the NYSE on the grant date. The RSUs were valued at $37.13 per share, their fair value on the grant date.

Outstanding Equity Awards
As of September 30, 2019, the estimated future compensation expense for all unvested restricted shares and time-based LTIP Units was $7.0 million. Compensation expense for the restricted share and time-based LTIP Unit awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares and time-based LTIP units is approximately 2.3 years.
As of September 30, 2019, the estimated future compensation expense for all unvested RSUs and market-based LTIP Units was $14.0 million. The weighted average period over which the future compensation expense will be recorded for the RSUs and market-based LTIP Units is approximately 2.2 years.
During the three months ended September 30, 2019 and 2018, we recorded $3.4 million and $5.2 million, respectively, and during the nine months ended September 30, 2019 and 2018, we recorded $11.1 million and $15.7 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our trustees and employees related to our equity compensation plans. Compensation expense recorded during the nine months ended September 30, 2019 and 2018 includes $0.8 million and $0.4 million, respectively, of accelerated vesting due to staffing reductions. Forfeitures are recognized as they occur. At September 30, 2019, 2,859,628 shares/units remain available for issuance under the Equity Commonwealth 2015 Omnibus Incentive Plan, as amended.

Note 11.  Fair Value of Assets and Liabilities

As of September 30, 2019, we do not have any assets or liabilities measured at fair value.

Financial Instruments

Our financial instruments include our cash and cash equivalents, restricted cash, marketable securities, senior unsecured debt and mortgage note payable.  At September 30, 2019 and December 31, 2018, the fair value of these additional financial instruments were not materially different from their carrying values, except as follows (in thousands):

	September 30, 2019		December 31, 2018
	Principal Balance	Fair Value	Principal Balance	Fair Value
Senior unsecured debt and mortgage note payable	$25,579	$26,321	$276,000	$283,214

The fair values of our senior notes are based on quoted market prices (level 2 inputs), and the fair value of our mortgage note payable is based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads (level 3 inputs).

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable. As of September 30, 2019, we have one tenant that is responsible for 23.0% of our total annualized rents, and no other single tenant of ours is responsible for more than 10.0% of our total annualized rents.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator for earnings per common share - basic:
Net income	$23,896	$32,777	$476,870	$257,486
Net income attributable to noncontrolling interest	(10)	(13)	(180)	(90)
Preferred distributions	(1,997)	(1,997)	(5,991)	(5,991)
Numerator for net income per share - basic	$21,889	$30,767	$470,699	$251,405

Numerator for earnings per common share - diluted:
Net income	$23,896	$32,777	$476,870	$257,486
Net income attributable to noncontrolling interests	(10)	(13)	(180)	(90)
Preferred distributions	(1,997)	(1,997)	—	(5,991)
Numerator for net income per share - diluted	$21,889	$30,767	$476,690	$251,405

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic(1)	122,140	121,845	122,075	122,504
RSUs(2)	1,240	894	1,123	795
LTIP Units(3)	184	112	177	90
Series D preferred shares; 6 1/2% cumulative convertible(4)	—	—	2,563	—
Weighted average number of common shares outstanding - diluted	123,564	122,851	125,938	123,389

Net income per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.18	$0.25	$3.86	$2.05
Diluted	$0.18	$0.25	$3.79	$2.04

Anti-dilutive securities:
Effect of Series D preferred shares; 6 1/2% cumulative convertible(4)	2,563	2,363	—	2,363
Effect of LTIP Units	32	45	33	43
Effect of OP Units(5)	17	1	13	1

(1) The three months ended September 30, 2019 and 2018, includes 217 and 362 weighted-average, unvested, earned RSUs, respectively, and the nine months ended September 30, 2019 and 2018, includes 208 and 344 weighted-average, unvested, earned RSUs, respectively.
(2) Represents weighted-average number of common shares that would have been issued if the quarter-end was the measurement date for unvested, unearned RSUs.
(3) Represents the weighted-average dilutive shares issuable from LTIP Units if the quarter-end was the measurement date for the periods shown.
(4) The Series D preferred shares are excluded from the diluted earnings per share calculation for the three months ended September 30, 2019 and 2018 and for the nine months ended September 30, 2018 because including the Series D preferred shares would also require that the preferred distributions be added back to net income, resulting in anti-dilution.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) Beneficial interests in the Operating Trust.

Note 13.  Segment Information

Our primary business is the ownership and operation of office properties, and we currently have one reportable segment.  More than 90% of our revenues for the nine months ended September 30, 2019 were from office properties.

Note 14.  Related Person Transactions

The following discussion includes a description of our related person transactions for the nine months ended September 30, 2019 and 2018.

Two North Riverside Plaza Joint Venture Limited Partnership: We have a lease with Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman, to occupy office space on the twentieth and twenty-first floors of Two North Riverside Plaza in Chicago, Illinois (20th/21st Floor Office Lease). The initial term of the lease is approximately five years, expiring in December 2020, with one 5-year renewal option. We made improvements to the office space utilizing the $0.7 million tenant improvement allowance pursuant to the lease. In connection with the 20th/21st Floor Office Lease, we also have a storage lease with Two North Riverside Plaza Joint Venture Limited Partnership for storage space in the basement of Two North Riverside Plaza. The storage lease expires December 31, 2020; however, each party has the right to terminate on 30 days' prior written notice. During the three months ended September 30, 2019 and 2018, we recognized expense of $0.2 million and $0.2 million, respectively, and during the nine months ended September 30, 2019 and 2018, we recognized $0.7 million and $0.6 million, respectively, pursuant to the 20th/21st Floor Office Lease and the related storage space.

Note 15.  Subsequent Events

On September 24, 2019, our Board of Trustees declared a special, one-time cash distribution of $3.50 per common share/unit to shareholders/unitholders of record on October 7, 2019. On October 23, 2019, we paid this distribution to such shareholders/unitholders in the aggregate amount of $427.7 million (see Note 6).

On October 11, 2019, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on November 15, 2019 to shareholders of record on October 31, 2019.

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

OVERVIEW

We are an internally managed and self-advised REIT primarily engaged in the ownership and operation of office properties in the United States. We were formed in 1986 under Maryland law. The Company operates as what is commonly referred to as an UPREIT, conducting substantially all of its activities through the Operating Trust. As of September 30, 2019, the Company beneficially owned 99.96% of the outstanding OP Units.

At September 30, 2019, our portfolio consisted of 7 properties (12 buildings), with a combined 2.5 million square feet and a total undepreciated book value of $658.3 million, and a depreciated book value of $460.5 million. As of September 30, 2019, we had $3.2 billion of cash and cash equivalents.

As of September 30, 2019, our overall portfolio was 93.5% leased. During the three months ended September 30, 2019, we entered into leases, excluding leasing activity for assets during the quarter in which the asset was sold, for 298,000 square feet, including lease renewals for 182,000 square feet and new leases for 116,000 square feet.  Renewal leases entered into during the three months ended September 30, 2019 had weighted average cash and GAAP rental rates that were approximately 12.7% lower and 8.5% lower, respectively, compared to prior rental rates for the same space, and new leases entered into during the three months ended September 30, 2019 had weighted average cash and GAAP rental rates that were approximately 11.6% higher and 26.4% higher, respectively, than prior rental rates for the same space.  The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatements, the magnitude and timing of contractual rent increases over the lease term, and the length of term for the newly executed leases compared to the prior leases.

During the nine months ended September 30, 2019, we sold three properties (six buildings) with a combined 2.7 million square feet for an aggregate gross sales price of $812.1 million, excluding credits and closing costs.  For more information regarding these transactions, see Note 3 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As we have sold assets, our income from operations has declined.

On September 24, 2019, our Board of Trustees declared a special, one-time cash distribution of $3.50 per common share/unit to shareholders/unitholders of record on October 7, 2019. On October 23, 2019, we paid this distribution to such shareholders/unitholders in the aggregate amount of $427.7 million.

We have engaged CBRE, Inc., or CBRE, to provide property management services for our properties. We pay CBRE a property-by-property management fee and may engage CBRE from time-to-time to perform project management services, such as coordinating and overseeing the completion of tenant improvements and other capital projects at the properties. We reimburse CBRE for certain expenses incurred in the performance of its duties, including certain personnel and equipment costs. For the three months ended September 30, 2019 and 2018, we incurred expenses of $1.1 million and $2.1 million, respectively, and for the nine months ended September 30, 2019 and 2018, we incurred expenses of $4.1 million and $7.3 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a percentage of property revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of September 30, 2019 and December 31, 2018, we had amounts payable pursuant to these services of $0.5 million and $0.8 million, respectively.

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

Property Operations

Leased occupancy data for 2019 and 2018 are as follows (square feet in thousands):

	All Properties(1)		Comparable Properties(2)
	As of September 30,		As of September 30,
	2019	2018	2019	2018
Total properties	7	11	7	7
Total square feet	2,469	5,410	2,469	2,469
Percent leased(3)	93.5%	94.0%	93.5%	93.1%

(1)Excludes properties sold or classified as held for sale as of the end of the period.
(2)Based on properties owned continuously from January 1, 2018 through September 30, 2019, and excludes properties sold or classified as held for sale as of the end of the period.
(3)Percent leased includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space that is leased but not occupied or is being offered for sublease by tenants.

The weighted average lease term based on square feet for leases entered into during the three months ended September 30, 2019 was 4.6 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for leases entered into during the three months ended September 30, 2019 totaled $13.2 million, or $44.27 per square foot on average (approximately $9.60 per square foot per year of the lease term).

As of September 30, 2019, approximately 0.8% of our leased square feet and 0.6% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2019.  Renewal and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring for the remainder of 2019, that have not been backfilled, are at market. Lease expirations by year, as of September 30, 2019, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring	Leased Square Feet Expiring(1)	% of Leased Square Feet Expiring(1)	Cumulative % of Leased Square Feet Expiring(1)	Annualized Rental Revenue Expiring(2)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2019	6	18	0.8%	0.8%	$559	0.6%	0.6%
2020	29	192	8.3%	9.1%	7,262	7.6%	8.2%
2021	22	234	10.1%	19.2%	8,326	8.7%	16.9%
2022	14	212	9.2%	28.4%	8,039	8.4%	25.3%
2023	18	264	11.4%	39.8%	11,411	11.9%	37.2%
2024	14	273	11.8%	51.6%	11,142	11.5%	48.7%
2025	9	100	4.3%	55.9%	6,321	6.6%	55.3%
2026	8	80	3.5%	59.4%	3,507	3.7%	59.0%
2027	5	142	6.2%	65.6%	3,173	3.3%	62.3%
2028	3	59	2.6%	68.2%	2,923	3.0%	65.3%
Thereafter	12	733	31.8%	100.0%	33,327	34.7%	100.0%
	140	2,307	100.0%		$95,990	100.0%

Weighted average remaining lease term (in years):		7.5			8.0

(1)Leased Square Feet as of September 30, 2019 includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants. The Leased Square Feet Expiring corresponds to the latest-expiring signed lease for a given suite. Thus, backfilled suites expire in the year stipulated by the new lease.
(2)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of September 30, 2019, plus estimated recurring expense reimbursements. Annualized rental revenue excludes lease value amortization, straight line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

The principal source of funds for our operations is rents received from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of September 30, 2019, tenants representing 2.0% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant		Square Feet(1)	% of Total Leased Square Feet(1)	% of Annualized Rental Revenue(2)	Weighted Average Remaining Lease Term
1.	Expedia, Inc.(3)	427	18.5%	23.0%	0.3
2.	Georgetown University(4)	240	10.4%	7.3%	2.0
3.	Beth Israel Deaconess Medical Center, Inc.	117	5.1%	4.1%	4.1
4.	Dana-Farber Cancer Institute, Inc.	77	3.3%	4.1%	9.9
5.	Equinor Energy Services, Inc.	77	3.3%	3.4%	4.3
6.	KPMG, LLP	66	2.9%	2.8%	3.4
7.	Crowdstrike, Inc.	36	1.6%	2.0%	5.1
8.	CBRE, Inc.	40	1.7%	2.0%	8.5
	Total	1,080	46.8%	48.7%	2.5	(5)

(1)Total Leased Square Feet as of September 30, 2019 includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants.
(2)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of September 30, 2019, plus estimated recurring expense reimbursements; excludes lease value amortization, straight line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.
(3)During the third quarter of 2018, an affiliate of Amazon.com, Inc. entered into a new 16-year lease for 429,012 square feet, including all of the Expedia, Inc. space. The lease commences in 2020.
(4)Georgetown University's leased space includes 111,600 square feet that are sublet to the British International School of Washington. During the fourth quarter of 2017, the British International School of Washington committed to lease the 111,600 square feet space through September 30, 2037 directly from EQC. The lease commenced on October 1, 2019. The 2.0 year weighted average remaining lease term for Georgetown University applies to the 128,875 square feet that Georgetown University continues to occupy after September 30, 2019.
(5)The weighted average remaining lease term including leases that have been backfilled with new tenants is 11.0 years.
Financing Activities
On June 28, 2019, we redeemed all $250.0 million of our 5.875% senior unsecured notes due 2020 and recognized a loss on early extinguishment of debt of $6.4 million for the nine months ended September 30, 2019 from prepayment fees, the write off of unamortized deferred financing fees and the write off of an unamortized discount. As of September 30, 2019, our only debt consists of one $25.6 million mortgage note payable.
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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2019, Compared to Three Months Ended September 30, 2018

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Three Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	2019	2018	$ Change	% Change
	(dollars in thousands)
Rental revenue(3)	$23,839	$23,177	$662	2.9%	$156	$20,593	$23,995	$43,770	$(19,775)	(45.2)%
Other revenue(3)	2,727	2,561	166	6.5%	13	542	2,740	3,103	(363)	(11.7)%
Operating expenses	(9,889)	(9,892)	3	—%	(34)	(10,365)	(9,923)	(20,257)	10,334	(51.0)%
Net operating income(4)	$16,677	$15,846	$831	5.2%	$135	$10,770	16,812	26,616	(9,804)	(36.8)%
Other expenses:
Depreciation and amortization							5,939	11,287	(5,348)	(47.4)%
General and administrative							8,523	10,905	(2,382)	(21.8)%
Total other expenses							14,462	22,192	(7,730)	(34.8)%
Interest and other income, net							19,401	12,626	6,775	53.7%
Interest expense							(321)	(5,085)	4,764	(93.7)%
Gain on sale of properties, net							1,945	20,877	(18,932)	(90.7)%
Income before income taxes							23,375	32,842	(9,467)	(28.8)%
Income tax benefit (expense)							521	(65)	586	(901.5)%
Net income							23,896	32,777	(8,881)	(27.1)%
Net income attributable to noncontrolling interest							(10)	(13)	3	(23.1)%
Net income attributable to Equity Commonwealth							23,886	32,764	(8,878)	(27.1)%
Preferred distributions							(1,997)	(1,997)	—	—%
Net income attributable to Equity Commonwealth common shareholders							$21,889	$30,767	$(8,878)	(28.9)%

(1)Comparable properties consist of 7 properties (12 buildings) we owned continuously from July 1, 2018 to September 30, 2019.

(2)Other properties consist of properties sold or classified as held for sale as of the end of the period.

(3)Certain reclassifications were made to conform the prior period to our presentation of the condensed consolidated statements of operations due to the impact of adopting ASU 2016-02. Amounts that were previously disclosed as "Tenant reimbursements and other income" are now included in "Rental revenue" and are no longer presented as a separate line item. Parking revenues that do not represent components of leases and were previously disclosed as "Rental income" are now included in "Other revenue." Subsequent to January 1, 2019, provisions for credit losses are included in "Rental revenue." Provisions for credit losses prior to January 1, 2019 were disclosed as "Operating expenses" and were not reclassified to conform prior periods to the current presentation.

(4)We define net operating income, or NOI, as shown above, as income from our real estate including lease termination fees received from tenants less our property operating expenses.  NOI excludes amortization of capitalized tenant improvement costs and leasing commissions and corporate level expenses.  For a discussion of why we consider NOI to be an appropriate supplemental measure to net income as well as a reconciliation of NOI to net income, the most directly comparable financial measure under GAAP reported on our consolidated financial statements, please see "- Liquidity and Capital Resources - Property Net Operating Income (NOI)."

Rental revenue. Rental revenue decreased $19.8 million, or 45.2%, in the 2019 period, compared to the 2018 period, primarily due to the properties sold in 2019 and 2018. Rental revenue at the comparable properties increased $0.7 million, or 2.9%, in the 2019 period, compared to the 2018 period, primarily due to leasing activity and a $0.3 million increase in escalations and real estate tax recoveries.

Rental revenue includes (reductions) increases for straight line rent adjustments totaling $(0.5) million in the 2019 period and $1.4 million in the 2018 period, and net increases for amortization of acquired real estate leases and assumed real estate lease obligations totaling $39,000 in the 2019 period and $4,000 in the 2018 period. Rental revenue also includes the recognition of lease termination fees totaling $11,000 in the 2019 period and $0.4 million in the 2018 period.

Other revenue. Other revenue, which primarily includes parking revenue, decreased $0.4 million, or 11.7%, in the 2019 period, compared to the 2018 period, primarily due to the properties sold in 2019 and 2018. Other revenue, increased $0.2 million, or 6.5%, at the comparable properties in the 2019 period, compared to the 2018 period, primarily due to increased parking revenue during the 2019 period.
Operating expenses. Operating expenses decreased $10.3 million, or 51.0%, in the 2019 period, compared to the 2018 period, primarily due to the properties sold in 2019 and 2018. Operating expenses at the comparable properties were approximately the same in the 2019 period as compared to the 2018 period. The slight decrease in operating expenses is primarily due to a $0.3 million decrease in utility expense, partially offset by a $0.1 million increase in real estate tax expense and a $0.1 million increase in maintenance and repairs.

Depreciation and amortization. Depreciation and amortization decreased $5.3 million, or 47.4%, in the 2019 period, compared to the 2018 period primarily due to properties sold in 2019 and 2018.

General and administrative. General and administrative expenses decreased $2.4 million, or 21.8%, in the 2019 period, compared to the 2018 period, primarily due to a $1.8 million decrease in share-based compensation expense and a $0.6 million decrease in payroll expenses as a result of a staffing reduction, partially offset by $0.2 million of compensation expenses related to severance expense incurred in the 2019 period.

Interest and other income, net. Interest and other income, net increased $6.8 million, or 53.7% in the 2019 period, compared to the 2018 period, primarily due to $4.7 million of additional interest received on higher invested balances and higher average interest rates in 2019, and a $2.1 million loss on the sale of a real estate mortgage receivable in 2018. This mortgage receivable of $7.7 million represented mortgage financing we provided upon the sale of three properties in 2013.

Interest expense. Interest expense decreased $4.8 million, or 93.7%, in the 2019 period, compared to the 2018 period, primarily due to the termination of our credit agreement in December 2018, the redemption in June 2019 of all $250 million of our 5.875% senior unsecured notes due 2020 and a decrease in amortization of deferred financing fees.

Gain on sale of properties, net. Gain on sale of properties, net decreased $18.9 million, or 90.7%, in the 2019 period, as compared to the 2018 period. Gain on sale of properties, net in the 2019 period primarily related to adjustments to prior period sales. Gain on sale of properties, net in the 2018 period primarily related to the following (dollars in thousands):

Asset	Gain on Sale, Net
777 East Eisenhower Parkway	$5,321
8750 Bryn Mawr Avenue	15,609
$20,930

Income tax benefit (expense). In the 2019 period, we recorded income tax benefit of $0.5 million, and, in the 2018 period, we recorded income tax expense of $0.1 million. The change in income taxes is primarily due to a decrease in state and local taxes as a result of the sale of properties.

Net income attributable to noncontrolling interest. In 2019, 2018 and 2017, we granted LTIP Units to certain of our trustees and employees. The net income attributable to noncontrolling interest of $10,000 in the 2019 period and $13,000 in the 2018 period related to the allocation of net income to the LTIP Unit holders.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2019, Compared to Nine Months Ended September 30, 2018

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	2019	2018	$ Change	% Change
	(dollars in thousands)
Rental revenue(3)	$74,548	$68,303	$6,245	9.1%	$18,911	$76,309	$93,459	$144,612	$(51,153)	(35.4)%
Other revenue(3)	7,731	7,259	472	6.5%	665	2,226	8,396	9,485	(1,089)	(11.5)%
Operating expenses	(29,084)	(28,189)	(895)	3.2%	(7,593)	(36,188)	(36,677)	(64,377)	27,700	(43.0)%
Net operating income(4)	$53,195	$47,373	$5,822	12.3%	$11,983	$42,347	65,178	89,720	(24,542)	(27.4)%
Other expenses:
Depreciation and amortization							22,085	38,211	(16,126)	(42.2)%
General and administrative							30,152	35,466	(5,314)	(15.0)%
Loss on asset impairment							—	12,087	(12,087)	(100.0)%
Total other expenses							52,237	85,764	(33,527)	(39.1)%
Interest and other income, net							57,871	31,074	26,797	86.2%
Interest expense							(8,597)	(21,550)	12,953	(60.1)%
Loss on early extinguishment of debt							(6,374)	(6,403)	29	(0.5)%
Gain on sale of properties, net							422,148	253,025	169,123	66.8%
Income before income taxes							477,989	260,102	217,887	83.8%
Income tax expense							(1,119)	(2,616)	1,497	(57.2)%
Net income							476,870	257,486	219,384	85.2%
Net income attributable to noncontrolling interests							(180)	(90)	(90)	100.0%
Net income attributable to Equity Commonwealth							476,690	257,396	219,294	85.2%
Preferred distributions							(5,991)	(5,991)	—	—%
Net income attributable to Equity Commonwealth common shareholders							$470,699	$251,405	$219,294	87.2%

(1)Comparable properties consist of 7 properties (12 buildings) we owned continuously from January 1, 2018 to September 30, 2019.

(2)Other properties consist of properties sold or classified as held for sale as of the end of the period.

(3)Certain reclassifications were made to conform the prior period to our presentation of the condensed consolidated statements of operations due to the impact of adopting ASU 2016-02. Amounts that were previously disclosed as "Tenant reimbursements and other income" are now included in "Rental revenue" and are no longer presented as a separate line item. Parking revenues that do not represent components of leases and were previously disclosed as "Rental income" are now included in "Other revenue." Subsequent to January 1, 2019, provisions for credit losses are included in "Rental revenue." Provisions for credit losses prior to January 1, 2019 were disclosed as "Operating expenses" and were not reclassified to conform prior periods to the current presentation.

(4)See Note 4 on page 22 for further information regarding NOI.

Rental revenue. Rental revenue decreased $51.2 million, or 35.4%, in the 2019 period, compared to the 2018 period, primarily due to the properties sold in 2019 and 2018. Rental revenue at the comparable properties increased $6.2 million, or 9.1%, in the 2019 period, compared to the 2018 period, primarily due to leasing activity, a $2.1 million increase in lease termination fees and a $2.2 million increase in escalations and real estate tax recoveries.

Rental revenue includes increases for straight line rent adjustments totaling $0.3 million in the 2019 period and $4.0 million in the 2018 period, and net increases (reductions) for amortization of acquired real estate leases and assumed real estate lease obligations totaling $0.1 million in the 2019 period and $(0.1) million in the 2018 period. Rental revenue also includes the recognition of lease termination fees totaling $2.2 million in the 2019 period and $2.9 million in the 2018 period.
Other revenue. Other revenue, which primarily includes parking revenue, decreased $1.1 million, or 11.5%, in the 2019 period, compared to the 2018 period, primarily due to the properties sold in 2019 and 2018. Other revenue, increased $0.5 million, or

6.5%, at the comparable properties in the 2019 period, compared to the 2018 period primarily due to increased parking revenue during the 2019 period.
Operating expenses. Operating expenses decreased $27.7 million, or 43.0%, in the 2019 period, compared to the 2018 period, primarily due to the properties sold in 2019 and 2018. Operating expenses increased $0.9 million, or 3.2%, at the comparable properties primarily due to a $1.4 million increase in real estate tax expense, partially offset by a $0.8 million decrease in utility expense.

Depreciation and amortization. Depreciation and amortization decreased $16.1 million, or 42.2%, in the 2019 period, compared to the 2018 period, primarily due to the properties sold in 2019 and 2018.

General and administrative. General and administrative expenses decreased $5.3 million, or 15.0%, in the 2019 period, compared to the 2018 period, primarily due to a $5.1 million decrease in share-based compensation expense and a $1.4 million decrease in payroll expenses as a result of a staffing reduction, partially offset by a $1.6 million increase in compensation expenses related to severance from $1.8 million in the 2018 period to $3.4 million in the 2019 period.

Loss on asset impairment. We recorded impairment charges of $12.1 million in the 2018 period related to 777 East Eisenhower Parkway and 97 Newberry Road, based upon the shortening of our expected period of ownership and updated market information in accordance with our impairment analysis procedures. We did not record any impairment charges in the 2019 period.

Interest and other income, net. Interest and other income, net increased $26.8 million, or 86.2%, in the 2019 period, compared to the 2018 period, primarily due to $18.6 million of additional interest received on higher invested balances and higher average interest rates in 2019, a $5.0 million loss on the sale of marketable securities in the 2018 period and a $2.1 million loss on the sale of a real estate mortgage receivable in 2018. This mortgage receivable of $7.7 million represented mortgage financing we provided upon the sale of three properties in 2013.

Interest expense. Interest expense decreased $13.0 million, or 60.1%, in the 2019 period, compared to the 2018 period, primarily due to the prepayment in March 2018 of all $175.0 million of our 5.75% senior unsecured notes due 2042, the redemption at par of the total $400.0 million outstanding under our 5-year and 7-year term loans in May 2018, the termination of our credit agreement in December 2018, the redemption in June 2019 of all $250 million of our 5.875% senior unsecured notes due 2020 and a decrease in amortization of deferred financing fees.

Loss on early extinguishment of debt. The loss on early extinguishment of debt of $6.4 million in the 2019 period reflects the write off of unamortized deferred financing fees, the write off of an unamortized discount and prepayment fees related to the redemption of all $250 million of our 5.875% senior unsecured notes due 2020. The loss on early extinguishment of debt of $6.4 million in the 2018 period reflects the write off of unamortized deferred financing fees related to our redemption at par of the total $400.0 million outstanding under our 5-year and 7-year term loans and the write off of unamortized deferred financing fees related to our repayment at par of all $175 million of our 5.75% senior unsecured notes due 2042.

Gain on sale of properties, net. Gain on sale of properties, net increased $169.1 million, or 66.8%, in the 2019 period, compared to the 2018 period. Gain on sale of properties, net in the 2019 period primarily related to the following (dollars in thousands):

Asset	Gain on Sale, Net
1735 Market Street	$192,985
600 108th Avenue NE	149,009
Research Park	78,158
$420,152

Gain on sale of properties, net in the 2018 period primarily related to the following (dollars in thousands):

Asset	Gain on Sale, Net
1600 Market Street	$54,599
600 West Chicago Avenue	107,790
5073, 5075, & 5085 S. Syracuse Street	42,762
1601 Dry Creek Drive	26,979
777 East Eisenhower Parkway	5,321
8750 Bryn Mawr Avenue	15,609
$253,060

Income tax expense. Income tax expense decreased $1.5 million, or 57.2%, in the 2019 period, compared to the 2018 period, primarily due to a decrease in state and local taxes as a result of the sale of properties.

Net income attributable to noncontrolling interest. In 2019, 2018 and 2017, we granted LTIP Units to certain of our trustees and employees. The net income attributable to noncontrolling interest of $0.2 million in the 2019 period and $0.1 million in the 2018 period related to the allocation of net income to the LTIP Unit holders.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As of September 30, 2019, we had $3.2 billion of cash and cash equivalents.  We expect to use our cash balances, cash flow from our operations and proceeds of any future property sales to fund our operations, make distributions, repurchase our common shares, acquire assets or businesses, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

Our future cash flows from operating activities will depend primarily upon our:

•ability to maintain or improve the occupancy of, and the rental rates at, our properties;

•ability to control operating and financing expense increases at our properties; and

•ability to purchase additional properties, which produce rents, less property operating expenses, in excess of our costs of acquisition capital.

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

Cash flows provided by (used in) operating, investing and financing activities were $74.1 million, $1.0 billion and $(268.3) million, respectively, for the nine months ended September 30, 2019, and $50.5 million, $943.6 million and $(671.7) million, respectively, for the nine months ended September 30, 2018.  Changes in these three categories of our cash flows between 2019 and 2018 are primarily related to a decrease in property net operating income (as a result of property dispositions), an increase in interest income (as a result of additional interest received on higher invested balances and higher average interest rates in 2019), real estate improvements, dispositions of properties, proceeds from sales and maturities of marketable securities, repayments of debt and repurchase of our common shares.

Our Investment and Financing Liquidity and Resources

On June 28, 2019, we redeemed all $250.0 million of our 5.875% senior unsecured notes due 2020 and recognized a loss on early extinguishment of debt of $6.4 million for the nine months ended September 30, 2019 from prepayment fees, the write off of unamortized deferred financing fees and the write off of an unamortized discount. As of September 30, 2019, our only debt consists of one $25.6 million mortgage note payable.

On September 24, 2019, our Board of Trustees declared a special, one-time cash distribution of $3.50 per common share/unit to shareholders/unitholders of record on October 7, 2019. On October 23, 2019, we paid this distribution to such shareholders/unitholders in the aggregate amount of $427.7 million.

During the nine months ended September 30, 2019, we paid an aggregate of $6.0 million of distributions on our series D preferred shares.  On October 11, 2019, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on November 15, 2019 to shareholders of record on October 31, 2019.

On March 13, 2019, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares over the twelve months following the date of authorization. During the nine months ended September 30, 2019, we did not repurchase any of our common shares under our share repurchase program. The $150.0 million of remaining authorization available under our share repurchase program as of September 30, 2019 is scheduled to expire on March 13, 2020.

Our outstanding debt maturity and interest rate as of September 30, 2019, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
Year	Secured Fixed Rate Debt(1)	Interest Rate(2)
2019	$146	5.7%
2020	597	5.7%
2021	24,836	5.7%
Thereafter	—	—%
	$25,579	5.7%

(1)Total debt outstanding as of September 30, 2019, including net unamortized premiums and net unamortized deferred financing costs, was $25,896.
(2)Contractual interest rate.

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
During the nine months ended September 30, 2019, we sold three properties (six buildings) with a combined 2.7 million square feet for an aggregate gross sales price of $812.1 million, excluding credits and closing costs.  For more information regarding these transactions, see Note 3 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

During the three and nine months ended September 30, 2019 and 2018, amounts capitalized at our properties, including properties sold or classified as held for sale, for tenant improvements, leasing costs and building improvements were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Tenant improvements(1)	$707	$11,490	$5,648	$36,170
Leasing costs(2)	3,056	11,699	4,273	19,450
Building improvements(3)	804	2,223	4,388	7,110

(1)Tenant improvements include capital expenditures to improve tenants’ spaces.
(2)Leasing costs include leasing commissions and related legal expenses.
(3)Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.

During the three months ended September 30, 2019, commitments made for expenditures in connection with leasing space at our properties, excluding leasing activity for assets during the quarter in which the asset was sold or classified as held for sale, were as follows (dollar and square foot measures in thousands):

	New Leases	Renewals	Total
Rentable square feet leased during the period	116	182	298
Tenant improvements and leasing commissions	$11,549	$1,647	$13,196
Tenant improvements and leasing commissions per rentable square foot	$99.56	$9.05	$44.27
Weighted average lease term by square foot (years)	7.3	2.9	4.6
Total tenant improvements and leasing commissions per rentable square foot per year	$13.55	$3.15	$9.60

Debt Covenants

After the redemption of all $250 million of our 5.875% senior unsecured notes due 2020 on June 28, 2019, we no longer have any notes outstanding under the Indenture, and we are no longer required to maintain the financial ratio covenants prescribed in the Indenture. As a result, we are no longer rated by the debt rating agencies.

Off Balance Sheet Arrangements

As of September 30, 2019, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We had no swaps or hedges as of September 30, 2019.

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

The following table provides a reconciliation of net income to FFO attributable to Equity Commonwealth common shareholders and unitholders and a calculation to Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation to FFO:
Net income	$23,896	$32,777	$476,870	$257,486
Real estate depreciation and amortization	5,683	10,978	21,243	37,298
Loss on asset impairment	—	—	—	12,087
Gain on sale of properties, net	(1,945)	(20,877)	(422,148)	(253,025)
FFO attributable to Equity Commonwealth	27,634	22,878	75,965	53,846
Preferred distributions	(1,997)	(1,997)	(5,991)	(5,991)
FFO attributable to Equity Commonwealth common shareholders and unitholders	$25,637	$20,881	$69,974	$47,855

Reconciliation to Normalized FFO:
FFO attributable to Equity Commonwealth common shareholders and unitholders	$25,637	$20,881	$69,974	$47,855
Lease value amortization	(39)	(4)	(117)	76
Straight line rent adjustments	499	(1,435)	(349)	(3,985)
Loss on early extinguishment of debt	—	—	6,374	6,403
Loss on sale of securities	—	—	—	4,987
Loss on sale of real estate mortgage receivable	—	2,117	—	2,117
Income taxes related to gains on property sales, net	(423)	25	142	2,498
Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders	$25,674	$21,584	$76,024	$59,951

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

A reconciliation of NOI to net income for the three and nine months ended September 30, 2019 and 2018, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Rental revenue	$23,995	$43,770	$93,459	$144,612
Other revenue	2,740	3,103	8,396	9,485
Operating expenses	(9,923)	(20,257)	(36,677)	(64,377)
NOI	$16,812	$26,616	$65,178	$89,720

NOI	$16,812	$26,616	$65,178	$89,720
Depreciation and amortization	(5,939)	(11,287)	(22,085)	(38,211)
General and administrative	(8,523)	(10,905)	(30,152)	(35,466)
Loss on asset impairment	—	—	—	(12,087)
Interest and other income, net	19,401	12,626	57,871	31,074
Interest expense	(321)	(5,085)	(8,597)	(21,550)
Loss on early extinguishment of debt	—	—	(6,374)	(6,403)
Gain on sale of properties, net	1,945	20,877	422,148	253,025
Income before income taxes	23,375	32,842	477,989	260,102
Income tax benefit (expense)	521	(65)	(1,119)	(2,616)
Net income	$23,896	$32,777	$476,870	$257,486

Related Person Transactions

For information about our related person transactions and about the risks that may arise as a result of these related person transactions and relationships, see Note 14 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company’s market risk has not changed materially from the amounts and information reported in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 11, 2006.)

3.3	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K filed May 31, 2011.)

3.4	Articles Supplementary, dated March 14, 2018. (Incorporated by reference to the Company’s Current Report on Form 8-K filed March 15, 2018.)

3.5	Third Amended and Restated Bylaws of the Company, adopted March 15, 2017. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

4.2	Form of 61/2% Series D Cumulative Convertible Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (Filed herewith.)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
President and Chief Executive Officer
	Dated:	October 30, 2019

By:	/s/ Adam S. Markman
Adam S. Markman
Executive Vice President, Chief Financial Officer and Treasurer
	Dated:	October 30, 2019