Form 10-K
period 2019-12-31
Equity Commonwealth
filed 2020-02-13
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-9317
EQUITY COMMONWEALTH
(Exact Name of Registrant as Specified in Its Charter)

Maryland	04-6558834
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Two North Riverside Plaza, Suite 2100, Chicago, IL	60606
(Address of Principal Executive Offices)	(Zip Code)

(312) 646-2800
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Shares of Beneficial Interest	EQC	New York Stock Exchange
6.50% Series D Cumulative Convertible Preferred Shares of Beneficial Interest	EQCpD	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒
The aggregate market value of the voting common shares of beneficial ownership, $0.01 par value, or common shares, of the registrant held by non-affiliates was approximately $3.9 billion based on the $32.52 closing price per common share on the New York Stock Exchange on June 28, 2019. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our trustees, executive officers, and any 10% or greater stockholders. These assumptions should not be deemed to constitute an admission that all trustees, executive officers, and 10% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our trustees, officers, and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.
Number of registrant’s common shares outstanding as of February 6, 2020:  122,009,257.
DOCUMENTS INCORPORATED BY REFERENCE
Certain Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the definitive Proxy Statement for the 2020 Annual Meeting of Shareholders, or the definitive Proxy Statement, which Equity Commonwealth intends to file no later than 120 days after the end of its fiscal year ended December 31, 2019.

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

EQUITY COMMONWEALTH
2019 FORM 10-K ANNUAL REPORT

EXPLANATORY NOTE

References in this Annual Report on Form 10-K to "the Company", "EQC", "we", "us" or "our", refer to Equity Commonwealth and its consolidated subsidiaries as of December 31, 2019, unless the context indicates otherwise.

PART I
Item 1.    Business.
The Company.    We are an internally managed and self-advised real estate investment trust, or REIT, primarily engaged in the ownership and operation of office buildings in the United States. We were formed in 1986 under Maryland law and we have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. The Company operates as what is commonly referred to as an umbrella partnership real estate investment trust, or UPREIT, conducting substantially all of its activities through EQC Operating Trust, a Maryland real estate investment trust, or the Operating Trust.
The Company beneficially owned 99.96% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust, or OP Units, as of December 31, 2019, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.

At December 31, 2019, our portfolio consisted of seven properties, with a total of 2.5 million square feet. Over the past six years, we disposed of 161 properties and three land parcels totaling 43.3 million square feet for an aggregate gross sales price of $6.2 billion, as well as $704.8 million of common shares of Select Income REIT. The remaining seven properties were 94.7% leased and had 89.0% commenced occupancy as of December 31, 2019. In 2019, the Company completed three property dispositions totaling $812.1 million. In addition, in February 2020, the Company sold 109 Brookline Avenue for a gross sale price of $270.0 million, and in February 2020, the Company entered into an agreement to sell 333 108th Avenue NE for a gross sale price of $401.5 million. We currently have one other property totaling 0.2 million square feet for sale.
We remain focused on creating value through proactive asset management and improving operating results, while evaluating opportunities to invest capital in high-quality assets or businesses in favorable markets that offer a compelling risk-reward profile. We have generated significant proceeds from dispositions. Since 2014, we have used these proceeds to retire $3.2 billion of debt and preferred shares, paid $733.6 million in distributions to our shareholders and have $2.8 billion of cash and cash equivalents as of December 31, 2019. To create a foundation for long-term growth, the set of opportunities that we pursue in the future may include acquisitions and/or investments in office or non-office property types. Alternatively, we may decide to sell, liquidate or otherwise exit our business through one or more transactions if we believe doing so will maximize shareholder value.
As of December 31, 2019, we had 28 full-time employees. Our principal executive offices are located at Two North Riverside Plaza, Suite 2100, Chicago, Illinois 60606, our telephone number is (312) 646-2800 and our website is www.eqcre.com. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.
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
Investment Policies.    In evaluating potential investments and asset sales, we consider various factors, including but not limited to the following:
•the type of property;
•the historical and projected rents received and likely to be received from the property;
•the historical and expected operating expenses, including real estate taxes, incurred and expected to be incurred at the property;
•the growth, tax and regulatory environments of the market in which the property is located;
•the quality and credit worthiness of the property's tenants;
•occupancy and demand for similar properties in the same or nearby markets;

•the construction quality, physical condition and design of the property, and expected capital expenditures that may be needed to be made to the property;
•the location of the property; and
•the pricing of comparable properties as evidenced by recent market sales.
We have no policies that specifically limit the percentage of our assets that may be invested in any individual property, in any one type of property, in properties in one geographic area, in properties leased to any one tenant, in properties leased to an affiliated group of tenants, in real estate joint ventures or in participating, convertible or other types of mortgages. We have in the past provided seller financing for properties we have sold and may do so again in the future.
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
Financing Policies.    Our Board of Trustees may determine to seek additional capital through equity offerings, debt financings, retention of cash flows in excess of distributions to shareholders or a combination of these methods. One of our properties is encumbered by a mortgage. To the extent that our Board of Trustees decides to obtain additional debt financing, we may do so on an unsecured basis or a secured basis, subject to limitations in existing financing or other contractual arrangements; we may seek to obtain lines of credit or to issue securities senior to our common and/or preferred shares, including preferred shares or debt securities which may be convertible into common shares or be accompanied by warrants to purchase common shares; or we may engage in transactions which involve a sale or other conveyance of properties to affiliated or unaffiliated entities. We may finance acquisitions and/or investments by using retained cash flow from operations and dispositions, by the issuance of additional equity securities or debt, by assuming outstanding mortgage debt on the acquired properties or by an exchange of properties. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and/or investments and expansions of existing or new properties or businesses. We may from time to time re-evaluate and modify our financing policies in light of then current market conditions, relative availability and costs of debt and equity capital, the changing values of properties, growth and acquisition and/or investment opportunities and other factors, and we may increase or decrease our ratio of debt to total capitalization.
Competition.    Investing in and operating real estate is a highly competitive business. We compete against other REITs, numerous financial institutions, individuals and public and private companies who are actively engaged in the real estate business. Also, we compete for tenants and investments based on a number of factors including pricing, underwriting criteria and reputation. Our ability to successfully compete is also impacted by economic and population trends, availability of acceptable acquisition and/or investment opportunities, our ability to negotiate beneficial leasing and investment terms, availability and cost of capital and new and existing laws and regulations. Some of our competitors are dominant in selected geographic markets, including in markets in which we operate. Some of our competitors have greater financial and other resources than we have.
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
Regulation FD Disclosures and Internet Website
We use any of the following to comply with our disclosure obligations under Regulation FD: press releases, SEC filings, public conference calls, or our website. We routinely post important information on our website at www.eqcre.com, including information that may be deemed to be material. We encourage investors and others interested in the Company to monitor these distribution channels for material disclosures.
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

Risks Related to Our Business
We may be unsuccessful in repositioning our portfolio, which could materially and adversely affect us, including our growth prospects and our stockholders' return on investment.

We have generated significant proceeds from dispositions in connection with our repositioning strategy and continue to evaluate opportunities for acquisitions and/or investments both in and outside the office sector. We are seeking to reinvest the significant cash balances we have accumulated from such dispositions, but we cannot provide any assurances that we will be successful. The ability of our management team to reposition our portfolio depends substantially on identifying acquisitions and/or investments that we believe are strategically compelling and completing such transactions on favorable terms. If we are unable to complete acquisitions or investments, then we will be unable to complete our repositioning efforts, which could materially and adversely affect us, including our growth prospects and our stockholders' return on investment.
We may make acquisitions and/or investments that are viewed unfavorably by our investors, which could negatively affect our stock price.

We may make acquisitions and/or investments that are viewed unfavorably by our investors. We evaluate a range of investments in various office and non-office property types, including portfolios of properties, individual properties and businesses, that vary in significance from relatively minor initial investments to transformative transactions. Our investors may view an acquisition and/or investment that we make unfavorably for a number of reasons, including because they believe we overvalued the acquired assets or business, they disfavor the property type, quality or location of the acquired assets or business, they view the initial investment as small and therefore requiring substantially more time to complete the portfolio repositioning, or they disfavor the management or other personnel involved in the acquired business. If we make a significant acquisition and/or investment that is viewed unfavorably by our investors, then our stock price could be negatively affected.

We may incur significant costs pursuing acquisition and/or investment opportunities that we may not consummate, which could adversely affect our results of operations.

We may incur significant costs pursuing acquisitions and/or investments that we never consummate. For example, when we investigate acquisition and/or investment opportunities, we typically incur expenses exploring such opportunities. Such costs include those related to due diligence and legal, advisory and consulting fees. The incurrence of failed pursuit costs could adversely affect our results of operations.

If we are unable to successfully complete any acquisitions and/or investments, we may decide to sell, liquidate or otherwise exit our business in one or more transactions, which could negatively impact our stockholders' return on investment.

We may not be successful in making acquisitions and/or investments using the significant cash we have accumulated from prior dispositions. Our ability to identify and consummate acquisitions and/or investments in properties or businesses is subject to significant risks, including the following:

•we may be unable to identify attractive acquisition and/or investment opportunities;
•we may be unable to make acquisitions and/or investments at favorable prices;
•we may be unable to make an acquisition and/or investment because of competition from other real estate investors, such as private real estate companies, publicly traded REITs and institutional investment funds; and
•we may be unable to finance acquisitions and/or investments on favorable terms or at all.

If we are unable to successfully complete any acquisitions and/or investments, we may sell or liquidate the Company or otherwise exit our business through one or more transactions. The Board of Trustees and management regularly evaluate the best course of action for the Company and have not set a timetable for making any decision regarding a sale, liquidation or exit of the Company, and the timing of any such sale, liquidation or exit may be viewed unfavorably. If a sale, liquidation or exit of the Company occurs, or does not occur in a time frame viewed favorably, our common shareholders' return on investment could be negatively impacted.

We may encounter unanticipated difficulties relating to acquired properties or businesses, which may inhibit our growth and have a material adverse effect on us.

Even if we are able to make acquisitions and/or investments on favorable terms, we might encounter unanticipated difficulties and expenditures relating to acquired properties or businesses. For example, notwithstanding pre-investment due diligence, we could acquire a property or business that contains undisclosed defects in design or construction. Similarly, properties or businesses we acquire may be subject to unknown liabilities without any recourse or with only limited recourse, such as liabilities for clean-up of environmental contamination, claims by customers, vendors or other persons dealing with the former owners of the properties or business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties or businesses. In addition, after our acquisition of a property and/or business, the market in which the acquired property or business is located may experience unexpected changes that adversely affect the property or business’ value. The occupancy of properties that we acquire may decline during our ownership, and rents that are in effect at the time a property is acquired may decline thereafter. Also, our property operating and capital costs for acquisitions and/or investments may be higher than we anticipate and acquisitions in properties and/or businesses may not yield the returns we expect and may result in shareholder dilution. We may not integrate properties or businesses we acquire successfully or anticipated synergies, revenues, cost-savings or operating metrics may not be achieved or may be less than we estimated. If we acquire any non-office properties or businesses, we may encounter different risks specific to owning or operating such non-office properties or businesses, which may delay or impede our operating results and growth prospects. For these reasons, among others, our business plan to acquire additional properties or businesses may not be successful.

We may make dispositions on unfavorable terms or that result in reputational harm.

Our strategy in the office sector focuses on owning larger office buildings in central business districts and major urban areas in markets and sub-markets with favorable long-term supply and demand fundamentals. In order to execute this plan, we may seek to dispose of additional assets, but we may not be able to find attractive sale opportunities for such assets or we may not be able to complete sales in a timely manner, if at all. Our ability to continue to sell certain of our properties, and the prices we receive in any such sales, may be negatively affected by many factors. In particular, these factors could arise from weakness in or the lack of an established market for a property, the illiquid nature of real estate assets, changes in the financial condition or prospects of tenants and prospective purchasers, a limited number of prospective purchasers in certain markets, increase in the cost of or lack of availability of debt, the number of competing properties on the market, a deterioration in current local, national or international economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. In addition, provisions of the Code relating to REITs may limit our ability to sell properties. See risk factor below “Risks Related to Our Taxation as a REIT—The tax on “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for U.S. federal income tax purposes.” For these reasons, we may be unable to sell certain of our properties for an extended period of time or at all, our business plan to sell certain of our properties may not succeed, and we may incur reputational harm.

We may co-invest in joint ventures with third parties, and any such joint venture could be adversely affected by the capital markets, lack of sole decision-making authority, reliance on joint venture partners’ financial condition and any disputes that may arise between us and our joint venture partners.
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

We may not decrease our general and administrative expenses proportionally with any further reduction in the size of our portfolio, which could have a negative effect on our results of operations.

Because our current strategy is to grow through acquisitions and/or investments, we maintain a level of staffing that we believe will enable us to effectively identify acquisition and/or investment opportunities and integrate any acquisitions and/or investments that we complete. As a result of this strategy, our general and administrative expenses may be higher than if we were not seeking growth through acquisitions and/or investments. If we are unable to grow through acquisitions and/or investments, and do not decrease our general and administrative expenses proportionally as we sell assets, our profitability and our results of operations could be adversely affected.

The failure of one or more of our tenants to pay rent could materially and adversely affect us, including our results of operations.

Our performance depends on the financial condition of our tenants and their ability to fulfill their lease obligations by paying their rental payments in a timely manner. As a result of our disposition activity, as of December 31, 2019, our portfolio was comprised of seven properties, and the failure of one or more of our tenants to pay all or a substantial portion of their rent obligations could materially and adversely affect us. We would be harmed if one or more of our major tenants, or a number of our smaller tenants, were to experience financial difficulties, including bankruptcy, insolvency, or a general downturn of business. As of December 31, 2019, the 9 largest tenants in our operating portfolio represented approximately 47.7% of our annualized rental revenue, and 22.9% of our annualized rental revenue was derived from our largest tenant. The inability of a major tenant to pay rent, or the bankruptcy or insolvency of a major tenant, would adversely affect income. If any of our major tenants, or a significant number of our smaller tenants, were to experience a downturn in their business, or a weakening of their financial condition, such an event could have an adverse effect on our investment and our financial condition.

We derive substantially all of our revenues from seven properties, and losses at any such properties could materially and adversely affect us.

As of December 31, 2019, we owned seven office properties and approximately 84.5% of our annualized rental revenue was derived from our five largest properties. Events that negatively impact one or more of our properties, such as a natural disaster, could have a large adverse effect on our results of operations. Such losses could have a material adverse effect on our business.

We may be unable to renew leases, re-lease properties as leases expire or lease vacant spaces on favorable terms, which could materially and adversely affect us.

As of December 31, 2019, leases representing 6.5% of our portfolio square footage and 7.5% of our annualized rental revenue will expire by the end of 2020 and leases representing 16.5% of our portfolio square footage and 15.3% of our annualized rental revenue will expire by the end of 2021. For more information on how we calculate lease expirations, please see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Property Operations.” We expect that many of our current tenants will decline to renew their leases when they expire in 2020, and other tenants may also decline for any reason to renew their leases. We also cannot assure you that any leases that are renewed will have terms as economically favorable as the expiring lease terms. If tenants do not renew their leases as they expire, we cannot provide any assurance that we will be able to find new tenants or that our properties will be re-leased at rental rates equal to or above the current rates in place. To attract new tenants, we may be required to offer substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options. We may experience significant costs in connection with re-leasing our properties, which could materially and adversely affect us. Our inability to renew leases, re-lease properties as leases expire or lease vacant space on favorable terms could materially and adversely affect us.

Significant competition for tenants may reduce rents which could materially and adversely affect us.

All of our properties face competition for tenants. Some competing properties may be newer, better located or more attractive to tenants. Competing owners may offer available space at lower rents than we offer at our properties. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge.

Disruptions to the real estate market may reduce the overall demand for office space, which could materially and adversely affect our results of operations.

As of December 31, 2019, our portfolio was comprised of seven office properties. Shared office spaces, telecommuting, flexible work schedules and teleconferencing have impacted the office real estate market, including a trend for companies to utilize shared office spaces and co-working spaces, particularly in central business districts. To the extent this trend continues, it may reduce the overall demand for our office space, which could materially and adversely affect our results of operations.

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

If market and economic conditions decline, it could materially and adversely affect our business, financial condition and results of operations.

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

The loss of key personnel, including one or more of our senior management team, could materially and adversely affect us.

Our success, including our ability to execute our repositioning strategy and manage our operations, depends to a significant degree upon the efforts of our senior management team. Our senior management team has extensive experience and a strong reputation in the real estate industry, which aid us in identifying opportunities, having opportunities brought to us, and negotiating with tenants. If we lost one or more members of our senior management team, it could materially and adversely affect us.

Changes in capital markets may adversely affect the value of an investment in our shares.

Although interest rates remain below historical long term averages, interest rates have become more volatile. Increases in interest rates may adversely affect us and the value of an investment in our shares, including in the following ways:
•An increase in interest rates could decrease the amount buyers may be willing to pay for our properties, thereby reducing the market value of our properties and limiting our ability to sell properties or to obtain mortgage financing secured by our properties. Increased interest rates may increase the cost of financing property acquisitions and/or investments to the extent we utilize leverage for those acquisitions and/or investments and may result in a reduction in our acquisitions and/or investments to the extent we reduce the amount we offer to pay for such acquisition and/or investment, due to the effect of increased interest rates, to a price that sellers may not accept.
•We currently do not have any outstanding variable rate debt. However, to the extent we incur any such debt in the future, our interest costs will increase when interest rates rise, which could adversely affect our cash flow, ability to pay principal and interest on debt, cost of refinancing debt when it becomes due and ability to make or sustain distributions to our shareholders. Additionally, if we choose to hedge any interest rate risk, we cannot assure that any such hedge will be effective or that our hedging counterparty will meet its obligations to us.

Future impairment charges could have a material adverse effect on our results of operations in the period for which the charge occurs.

We periodically evaluate the recoverability of the carrying values of each of the real estate assets that comprise our portfolio. In undertaking our portfolio reviews, we comprehensively review our portfolio to evaluate whether there is any indication that the carrying value of the real estate properties (including any related amortizable intangible assets or liabilities) may not be recoverable, including by projecting property operating performance for the anticipated hold period and general market conditions. During the year ended December 31, 2019, we did not record any loss on asset impairment. We recorded impairment charges of $12.1 million and $19.7 million during the years ended December 31, 2018 and 2017, respectively, in accordance with our impairment analysis procedures. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets.

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

Our governing documents do not limit the amount of indebtedness we may incur. Accordingly, we may incur additional debt in connection with future acquisitions and/or investments in properties or businesses, or otherwise. We might become more highly leveraged as a result, and our financial condition, results of operations and cash available for distribution to shareholders might be negatively affected, and the risk of default on our indebtedness could increase.

If we fail to maintain an effective system of integrated internal controls, we may not be able to accurately report our financial results.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal controls. As a result of weaknesses that may be identified in our internal controls, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we discover weaknesses, we will make efforts to improve our internal and disclosure controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with the New York Stock Exchange, or NYSE. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the per share trading price of our securities.

We may become subject to litigation, which could materially and adversely affect us.

We may become subject to litigation, including, but not limited to, claims relating to our operations, corporate transactions, dispositions and acquisitions and/or investments and otherwise in the ordinary course of our business. Some of these claims could result in significant defense costs and potentially significant judgments against us, which may not be covered by insurance. Protracted litigation also may divert management’s and our Trustees’ attention away from our business. We cannot provide any assurance regarding the outcome of any claims that may arise in the future. We also have agreed to indemnify our present and former trustees, officers and property managers in connection with litigation in which they are named or threatened to be named in their capacity as a party, which can be expensive. Any fines, judgments or settlements that exceed our insurance coverage and any indemnification costs that we are required to pay could materially and adversely affect us.

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

Our economic performance and the value of our real estate assets, and consequently the value of our securities, are subject to risks inherently associated with real estate ownership, including:

•changes in supply of or demand for properties in areas in which we own buildings;
•the illiquid nature of real estate markets, which limits our ability to sell our assets rapidly or to respond to changing market conditions;
•the subjectivity of real estate valuations and changes in such valuations over time;
•property and casualty losses;
•the ongoing need for property maintenance and repair, and the need to make expenditures due to changes in governmental regulations, including the Americans with Disabilities Act;
•the inability of tenants to pay rent;
•competition from the development of new properties in the markets in which we own property and the quality of such competition, such as the attractiveness of our properties as compared to our competitors' properties based on considerations such as convenience of location, rental rates, amenities and safety record;
•civil unrest, acts of war, acts of God, including earthquakes, hurricanes and other natural disasters (which may result in uninsured losses), and other factors beyond our control;
•legislative, tax and regulatory developments that may occur at the federal, state and local levels that have direct or indirect impact on the ownership, leasing and operation of our properties; and
•litigation incidental to our business.

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

Any distributions will be made at the discretion of our Board of Trustees and will depend upon various factors that our Board deems relevant. We currently hold a significant amount of cash ($2.8 billion as of December 31, 2019) which enables us to pursue acquisitions and/or investments and, as a result, we may elect not to distribute any of our existing cash to our shareholders. For 2020, the timing and amount of any potential distributions in connection with gains recognized upon dispositions of properties and/or net income from operations are uncertain. To the extent that our actual distributions in 2020 are less than expected by investors, it could materially and adversely affect our company.

Our cash may be subject to a risk of loss and we may be exposed to fluctuations in the market values of our investments.

Our assets include a significant amount of cash held in investments that are intended to preserve principal value and maintain a high degree of liquidity while providing current income. We currently invest the majority of our cash in bank deposits with investment grade financial institutions. We have and may in the future invest in a variety of other investments as part of our cash management strategy. Nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation, or the FDIC. Therefore, our cash and any bank deposits or other investments that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value or liquidity.

Changes in market conditions could adversely affect the market price of our common shares.

As with other publicly traded equity securities, the value of our common shares depends on various market conditions that may change from time-to-time. Among the market conditions that may affect the value of our common shares are the following:
•the extent of investor interest in our securities;
•the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
•our underlying asset value;
•national and global economic conditions;
•interest rates;
•changes in tax laws;
•our financial performance; and
•general stock and bond market conditions.
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
We conduct substantially all of our business through, and substantially all of our properties are owned by, our subsidiaries. Consequently, our ability to pay debt service on any notes we issue in the future will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and have their own liabilities. Payments due on any notes we may issue will be effectively subordinated to liabilities of our subsidiaries, including guaranty liabilities. As of December 31, 2019, our subsidiaries had $25.7 million of debt (including net unamortized premiums and net unamortized deferred financing costs). Any notes we may issue will be, effectively subordinated to any secured debt with regard to our assets pledged to secure those debts.
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

Our declaration of trust authorizes our Board of Trustees to, among other things, issue additional shares of capital stock without stockholder approval. We cannot predict whether future issuances or sales of our common shares or the availability of shares for resale in the open market will decrease the per share trading price of our common shares. The issuance of substantial numbers of our common shares in the public market, including, but not limited to, in connection with any future transaction involving the Company or upon conversion of our Series D preferred shares, or the perception that such issuances might occur, could adversely affect the per share trading price of our common shares. In addition, we may issue our common shares or other long-term equity awards under the Equity Commonwealth 2015 Omnibus Incentive Plan, as amended. Any such future issuances may be dilutive to existing shareholders.
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
Certain provisions of Maryland law may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then-prevailing market price of such shares, including:
•“business combination moratorium/fair price” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter imposes stringent fair price and super-majority shareholder voting requirements on these combinations; and

•“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares” from a party other than the issuer) have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two thirds of all the votes entitled to be cast on the matter, excluding all interested shares, and are subject to redemption in certain circumstances.
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

Provisions in the organizational documents of the Operating Trust may delay, defer or prevent a transaction or a change of control that might involve a premium price for the Company’s common shares. These provisions include, among others:

•redemption rights of qualifying parties;
•a provision that we may not be removed as the trustee of the Operating Trust with or without cause;
•transfer restrictions on the OP Units held directly or indirectly by us;
•our ability as trustee in some cases to amend the organizational documents of the Operating Partnership without the consent of the other holders of OP Units;
•the right of the holders of OP Units to consent to mergers involving us under specified circumstances; and
•the right of the holders of OP Units to consent to our withdrawal as the sole trustee of the Operating Trust.
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
We may acquire properties or portfolios of properties or businesses through tax-deferred contribution transactions, which could result in shareholder dilution and limit our ability to sell such assets.

In the future, we may acquire properties or portfolios of properties or businesses through tax-deferred contribution transactions in exchange for OP Units in the Operating Trust, which may result in shareholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax lives of the acquired properties, and may require that we agree to protect the contributors’ abilities to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell or finance an asset at a time, or on terms, that would be favorable absent such restrictions.

Future issuances of OP Units would reduce our ownership interest in the Operating Trust and may result in shareholder dilution.
As of December 31, 2019, we beneficially owned 99.96% of the outstanding OP Units. Our Operating Trust may, in connection with our acquisition of additional properties or otherwise, issue OP Units to third parties. Additionally, we have and may in the future issue long-term equity awards convertible into OP Units (LTIP Units) to trustees, officers, or employees. Such issuances of OP Units, or the conversion of LTIP Units into OP Units, would reduce our ownership in the Operating Trust and, consequently, our share of distributions from the Operating Trust. Because OP Units may be redeemed (sometimes subject to vesting or performance achievements) for, at our election, cash or common shares, additional common shares may be issued in respect of any such redeemed OP Units, which would dilute existing shareholders. Our shareholders do not have any voting rights with respect to any such issuances, redemptions or other operational activities of the Operating Trust.
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
Our declaration of trust limits the liability of our Trustees and officers to us and our shareholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our Trustees and officers will not have any liability to us and our shareholders for money damages other than liability resulting from:
•actual receipt of an improper benefit or profit in money, property or services; or
•active and deliberate dishonesty by the Trustee or officer that was established by a final judgment as being material to the cause of action adjudicated.
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
Our Board of Trustees determines our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to our intention to qualify for taxation as a REIT, acquisitions and/or investments, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market value of our common shares and our ability to make distributions to our shareholders. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. We could become more highly leveraged, which could result in an increase in our debt service costs. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk.
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

We generally must distribute annually at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) in order for U.S. federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to make distributions to our shareholders to comply with the REIT requirements of the Code and avoid entity-level taxes.

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. generally accepted accounting principles, or GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash or between the deduction of expenses and actual payment of those expenses may occur. For example, under amendments to the Code made by H.R. 1, income must be accrued for U.S. federal income tax purposes no later than when such income is taken into account as revenue in our financial statements, subject to certain exceptions, which could create mismatches between REIT taxable income and the receipt of cash attributable to such income. In addition, newly-proposed Treasury regulations could limit the deduction we may claim for our proportionate share of the compensation expense attributable to the remuneration paid by the Operating Trust for services performed by certain of our highly-ranked and highly-compensated employees, which could create mismatches between REIT taxable income and cash available for distribution. If we do not have other funds available in these situations we could be required to (i) borrow funds on unfavorable terms, (ii) sell investments at disadvantageous prices, (iii) distribute amounts that would otherwise be invested in future acquisitions and/or investments, or (iv) make a taxable distribution of our common shares as part of a distribution in which shareholders may elect to receive our common shares or (subject to a limit measured as a percentage of the total distribution) cash to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement. These alternatives could increase our costs or reduce our shareholders' equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our shares.

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

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% (25% for taxable years beginning before January 1, 2018) of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries, or TRS, and, effective for our taxable year that began on January 1, 2016 and all future taxable years, no more than 25% of the value of our assets can be represented by debt instruments issued by “publicly offered REITs.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income, increasing our income tax liability, and reducing amounts available for distribution to our stockholders. In addition, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments (or, in some cases, forego the sale of such investments) that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make, and, in certain cases, maintain ownership of certain attractive investments.

The tax on “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Our Trustees have adopted an office repositioning strategy to own and acquire at a discount to replacement cost high-quality, multi-tenant assets in markets and sub-markets with favorable long-term supply and demand fundamentals. Our efforts in the office sector will primarily be focused on larger buildings in central business districts and major urban areas that offer an attractive quality of life, including opportunities for tenants to live and play in close proximity to where they work, with a preference for markets that have above average limitations on new supply. We believe that the dispositions related to the repositioning of our portfolio along with other dispositions that we have made or that we might make in the future will not be subject to the 100% penalty tax; however, because application of the prohibited transactions tax could be based on an analysis of all of the facts and circumstances, there can be no assurance that the gains on our prior real estate sales have not, or any future real estate sales will not, be subject to the 100% prohibited transaction tax.

With less rental revenue from the fewer properties, in order to comply with the 75% gross income test, we may be required to invest in debt obligations secured by mortgages on real property, such as mortgage-backed securities (MBS), which have more risks than investments in cash and cash equivalents.

One of the gross income requirements a REIT must satisfy each taxable year is that at least 75% of its gross income (excluding gross income from prohibited transactions and qualifying hedges) generally must be derived directly or indirectly from investments relating to real property or mortgages on real property. As of December 31, 2019, we had equity interests in seven office properties and cash and cash equivalents of $2.8 billion. With fewer income-producing real properties, we receive less rental revenue as a percentage of our total revenue. In order to comply with the 75% gross income test for each taxable year, we may be required to invest more of our assets in debt obligations secured by mortgages on real property, such as MBS, rather than cash and cash equivalents. Those mortgage debt obligations, such as MBS, have more risks than investments in cash and cash equivalents, including, but limited to, risks relating to default on payment obligations, prepayment and interest rate fluctuations. In addition, we may engage certain third parties to facilitate our investment in MBS or other mortgage debt obligations, and, as a result, we rely on such third parties to successfully invest our assets.

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

The REIT provisions of the Code limit our ability to hedge our liabilities. Generally, income from a hedging transaction into which we enter to manage risk of interest rate fluctuations with respect to borrowings, including gain from the disposition of such hedging transactions, to the extent the hedging transactions hedge indebtedness incurred by us to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests, provided we properly identify the hedge pursuant to the applicable sections of the Code and Treasury regulations. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiary would be subject to tax on income or gains resulting from hedges entered into by it or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our taxable REIT subsidiary will generally not provide any tax benefit, except for being carried forward for use against future taxable income in our taxable REIT subsidiary, provided, however, losses in our taxable REIT subsidiary arising in taxable years beginning after December 31, 2017 may only be deducted against 80% of future taxable income in the taxable REIT subsidiary.

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

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
General.    At December 31, 2019, we had real estate investments totaling approximately $662.1 million in seven properties (12 buildings), that were leased to 129 tenants. We account for the operations of all our properties in one reporting segment. At December 31, 2019, we owned the following real estate (dollars in thousands):

Property	State	Number of Buildings	Undepreciated Carrying Value	Depreciated Carrying Value	Annualized Rental Revenue(1)
1225 Seventeenth Street (17th Street Plaza)	CO	1	$165,096	$124,554	$25,701
1250 H Street, NW	DC	1	75,680	39,778	9,510
Georgetown-Green and Harris Buildings	DC	2	62,298	52,890	6,183
109 Brookline Avenue	MA	1	51,317	28,069	8,772
206 East 9th Street (Capitol Tower)	TX	1	51,774	43,214	9,358
Bridgepoint Square	TX	5	102,369	53,988	14,486
333 108th Avenue NE (Tower 333)	WA	1	153,587	116,928	22,661
Total		12	$662,121	$459,421	$96,671
(1)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of December 31, 2019, plus estimated recurring expense reimbursements; excludes lease value amortization, straight line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.
At December 31, 2019, one property (one building) was encumbered by a mortgage note payable totaling $25.7 million (including a net unamortized premium and net unamortized deferred financing costs). For more information regarding this mortgage note, see Note 7 of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares are traded on the NYSE (symbol: EQC). As of February 6, 2020, there were 1,106 shareholders of record of our common shares. However, because many of our common shares are held by brokers and other institutions on behalf of shareholders, we believe that there are considerably more beneficial holders of our common shares than record holders.
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

The timing and amount of future distributions is determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, our results of operations, our financial condition, debt and equity capital available to us, our expectations of our future capital requirements and operating performance, including our FFO, our Normalized FFO, and our cash available for distribution, restrictive covenants in our financial or other contractual arrangements (including those in our senior notes indenture), tax law requirements to qualify for taxation as and to remain a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations and fund acquisitions. If our taxable income exceeds our net operating loss carryforwards, we will likely be required to make a distribution. Whether we will make a distribution in 2020 and the timing of any such distribution remains uncertain. There can be no assurance that we will pay distributions in the future.

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

During the year ended December 31, 2019, we did not purchase any common shares under our common share repurchase program. The $150.0 million of remaining authorization available under our share repurchase program as of December 31, 2019 is scheduled to expire on March 13, 2020.

Surrender of Common Shares for Tax Withholding

During the year ended December 31, 2019, certain of our employees surrendered common shares owned by them to satisfy their statutory tax withholding obligations in connection with the vesting of restricted common shares and restricted stock units.

Unregistered Sales of Securities

There were no unregistered sales of equity securities during the year ended December 31, 2019.

Performance Graph

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act or the Exchange Act that might incorporate SEC filings, in whole or in part, the following performance graph will not be incorporated by reference into any such filings.

The following graph compares the cumulative total shareholder return of our common shares for the period from December 31, 2014 to December 31, 2019, to the Nareit All REITs Index, Standard & Poor’s 500 Index (S&P 500 Index), and to the Nareit Equity Office Index over the same period. The graph assumes an investment of $100.00 in our common shares and each index and the reinvestment of all distributions. The shareholder return shown on the graph below is not indicative of future performance.

	Period Ended
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Equity Commonwealth	$100.00	$108.02	$117.80	$118.85	$126.89	$154.37
Nareit All REITs Index	$100.00	$102.29	$111.79	$122.14	$117.14	$150.01
S&P 500 Index	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
Nareit Equity Office Index	$100.00	$100.29	$113.49	$119.45	$102.13	$134.22
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

	Year Ended December 31,
Operating Data	2019	2018	2017	2016	2015
Total revenues	$127,850	$197,022	$340,571	$500,680	$714,891
Expenses:
Operating expenses	46,418	79,916	141,425	200,706	324,948
Depreciation and amortization	28,122	49,041	90,708	131,806	194,001
General and administrative	38,442	44,439	47,760	50,256	57,457
Loss on asset impairment	—	12,087	19,714	58,476	17,162
Total expenses	112,982	185,483	299,607	441,244	593,568
Interest and other income, net	72,392	46,815	26,380	10,331	5,989
Interest expense	(8,908)	(26,585)	(52,183)	(84,329)	(107,316)
(Loss) gain on early extinguishment of debt	(6,374)	(7,122)	(493)	(2,680)	6,661
Foreign currency exchange loss	—	—	—	(5)	(8,857)
Gain on sale of properties, net	422,172	251,417	15,498	250,886	84,421
Income before income taxes	494,150	276,064	30,166	233,639	102,221
Income tax expense	(1,284)	(3,156)	(500)	(745)	(2,364)
Net income	492,866	272,908	29,666	232,894	99,857
Net income attributable to noncontrolling interest	(186)	(95)	(10)	—	—
Net income attributable to Equity Commonwealth	492,680	272,813	29,656	232,894	99,857
Preferred distributions	(7,988)	(7,988)	(7,988)	(17,956)	(27,924)
Excess fair value of consideration paid over carrying value of preferred shares	—	—	—	(9,609)	—
Net income attributable to Equity Commonwelath common shareholders	$484,692	$264,825	$21,668	$205,329	$71,933
Weighted average common shares outstanding—basic	122,091	122,314	124,125	125,474	128,621
Weighted average common shares outstanding—diluted	126,260	123,385	125,129	126,768	129,437
Basic earnings per common share attributable to Equity Commonwealth common shareholders:	$3.97	$2.17	$0.17	$1.64	$0.56
Diluted earnings per common share attributable to Equity Commonwealth common shareholders:	$3.90	$2.15	$0.17	$1.62	$0.56
Common distributions declared	$3.50	$2.50	$—	$—	$—

	December 31,
Balance Sheet Data	2019	2018	2017	2016	2015
Real estate properties(1)	$662,121	$1,139,642	$1,747,611	$2,856,890	$3,887,352
Total assets	3,319,377	3,530,772	4,236,945	4,526,075	5,231,164
Total indebtedness, net	25,691	274,955	848,578	1,141,667	1,697,116
Total shareholders' equity	3,244,577	3,182,801	3,299,366	3,260,447	3,368,487
Noncontrolling interest	1,295	1,197	1,129	—	—
Total equity	3,245,872	3,138,998	3,300,495	3,260,447	3,368,487
(1)Excludes value of acquired real estate leases.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in Part IV, Item 15 of this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Annual Report on Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

OVERVIEW

We are an internally managed and self-advised REIT primarily engaged in the ownership and operation of office properties in the United States. We were formed in 1986 under Maryland law. The Company operates as what is commonly referred to as an umbrella partnership real estate investment trust, or UPREIT, conducting substantially all of its activities through the Operating Trust. As of December 31, 2019, the Company beneficially owned 99.96% of the outstanding OP Units.

At December 31, 2019, our portfolio consisted of seven properties (12 buildings), with a combined 2.5 million square feet and a total undepreciated book value of $662.1 million, and a depreciated book value of $459.4 million. As of December 31, 2019, we had $2.8 billion of cash and cash equivalents.

As of December 31, 2019, our overall portfolio was 94.7% leased. During the year ended December 31, 2019, we entered into leases, excluding leasing activity for assets during the quarter in which the asset was sold or classified as held for sale, for 617,000 square feet, including lease renewals for 383,000 square feet and new leases for 234,000 square feet.  Leases entered into during the year ended December 31, 2019, including both lease renewals and new leases, had weighted average cash rental rates that were approximately 2.5% higher than prior rental rates for the same space and weighted average GAAP rental rates that were approximately 11.7% higher than prior rental rates for the same space.  The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatements, the magnitude and timing of contractual rent increases over the lease term, and the length of term for the newly executed leases compared to the prior leases.

During the year ended December 31, 2019, we sold three properties (six buildings) with a combined 2.7 million square feet for an aggregate gross sales price of $812.1 million, excluding credits and closing costs. During the year ended December 31, 2018, we sold seven properties (nine buildings) with a combined 4.4 million square feet for an aggregate gross sales price of $1.0 billion, excluding credits and closing costs. During the year ended December 31, 2019, we redeemed an aggregate of $250.0 million of outstanding unsecured notes. Additionally, in February 2020, we sold our 0.3 million square foot property at 109 Brookline Avenue for a gross sale price of $270.0 million, and in February 2020, we entered into a contract to sell our 0.4 million square foot property at 333 108th Avenue NE for a gross sale price of $401.5 million. We currently have one other property totaling 0.2 million square feet for sale. For more information regarding these transactions, see Notes 3 and 19 of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. As we have sold assets, our income from operations has declined.

On September 24, 2019, our Board of Trustees declared a special, one-time cash distribution of $3.50 per common share/unit to shareholders/unitholders of record on October 7, 2019. On October 23, 2019, we paid this distribution to such shareholders/unitholders in the aggregate amount of $427.7 million.

We have engaged CBRE, Inc. (CBRE) to provide property management services for our properties. We pay CBRE a property-by-property management fee and may engage CBRE from time-to-time to perform project management services, such as coordinating and overseeing the completion of tenant improvements and other capital projects at the properties. We reimburse CBRE for certain expenses incurred in the performance of its duties, including certain personnel and equipment costs. For the years ended December 31, 2019 and 2018, we incurred expenses of $5.2 million and $9.2 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a percentage of the properties' revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of December 31, 2019 and 2018, we had amounts payable pursuant to these services of $0.6 million and $0.8 million, respectively.

We continue to execute our office repositioning strategy to own and acquire at a discount to replacement cost high-quality, multi-tenant office assets in markets and sub-markets with favorable long-term supply and demand fundamentals. We expect our efforts in the office sector to continue to be primarily focused on larger buildings in central business districts and major urban areas that offer an attractive quality of life, including opportunities for tenants to live and play in close proximity to where they work, with a preference for markets that have above average limitations on new supply. We currently target such efforts towards acquiring portfolios of properties or pursuing other large acquisitions as opposed to purchasing individual properties, although we may acquire individual properties if opportunities to do so are consistent with our strategy. However, to create a foundation for long-term growth, the set of opportunities that we pursue in the future may include acquisitions and/or investments in office or non-office property types.

In repositioning our portfolio, we may sell additional properties, depending on market conditions. With the progress we have had executing dispositions, and the strength and liquidity of our balance sheet, we are in a position to increasingly shift our focus to capital allocation. We intend to use our capital for acquisitions and/or investments in new properties or businesses, repay debt, repurchase common shares or make distributions that further our long-term strategic goals.

We may be unable to identify suitable investment opportunities. If we do not redeploy capital, we will strive to achieve a sale, liquidation or otherwise exit our business in one or more transactions in a manner that optimizes shareholder value. We are unable to predict if or when we will make a determination to sell, liquidate or otherwise exit our business.

Property Operations

Leased occupancy data for 2019 and 2018 is as follows (square feet in thousands):

	All Properties(1)		Comparable Properties(2)
	As of December 31,		As of December 31,
	2019	2018	2019	2018
Total properties	7	10	7	7
Total square feet	2,469	5,120	2,469	2,469
Percent leased(3)	94.7%	94.8%	94.7%	93.2%

(1)Excludes properties sold.
(2)Based on properties owned continuously from January 1, 2018 through December 31, 2019 and excludes properties sold.
(3)Percent leased includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but not occupied or is being offered for sublease by tenants.

The weighted average lease term based on square feet for leases entered into during the year ended December 31, 2019 was 4.9 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for leases entered into during the year ended December 31, 2019, excluding leasing activity for assets during the quarter in which the asset was sold or classified as held for sale, totaled $25.5 million, or $41.30 per square foot on average (approximately $8.37 per square foot per year of the lease term).

As of December 31, 2019, approximately 6.5% of our leased square feet and 7.5% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2020.  Renewal and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring in 2020, that have not been backfilled, are below market. Lease expirations by year, as of December 31, 2019, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring	Leased Square Feet Expiring(1)	% of Leased Square Feet Expiring(1)	Cumulative % of Leased Square Feet Expiring(1)	Annualized Rental Revenue Expiring(2)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2020	17	151	6.5%	6.5%	$7,227	7.5%	7.5%
2021	23	235	10.0%	16.5%	7,530	7.8%	15.3%
2022	13	154	6.6%	23.1%	8,036	8.3%	23.6%
2023	21	276	11.8%	34.9%	11,843	12.3%	35.9%
2024	15	275	11.7%	46.6%	11,427	11.8%	47.7%
2025	11	163	7.0%	53.6%	4,962	5.1%	52.8%
2026	8	80	3.4%	57.0%	3,574	3.7%	56.5%
2027	5	142	6.1%	63.1%	2,051	2.1%	58.6%
2028	3	59	2.5%	65.6%	2,923	3.0%	61.6%
2029	6	194	8.3%	73.9%	9,012	9.3%	70.9%
Thereafter	7	610	26.1%	100.0%	28,086	29.1%	100.0%
	129	2,339	100.0%		$96,671	100.0%

Weighted average remaining lease term (in years):		7.5			7.9

(1)Leased Square Feet as of December 31, 2019 includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants. The Leased Square Feet Expiring corresponds to the latest-expiring signed lease for a given suite. Thus, backfilled suites expire in the year stipulated by the new lease.
(2)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of December 31, 2019, plus estimated recurring expense reimbursements; excludes lease value amortization, straight line rent adjustments, abated (free) rent periods and parking revenue.  We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

A principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of December 31, 2019, tenants representing 2.0% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant		Square Feet(1)	% of Total Leased Square Feet(1)	% of Annualized Rental Revenue(2)	Weighted Average Remaining Lease Term
1.	Expedia, Inc.(3)	427	18.3%	22.9%	—
2.	Dana-Farber Cancer Institute, Inc.	77	3.3%	4.1%	9.7
3.	Beth Israel Deaconess Medical Center, Inc.	117	5.0%	4.1%	3.8
4.	British International School of Washington	112	4.8%	3.5%	17.8
5.	Equinor Energy Services, Inc.	77	3.3%	3.4%	4.0
6.	Georgetown University	129	5.5%	2.9%	1.8
7.	KPMG, LLP	87	3.7%	2.8%	7.8
8.	Crowdstrike, Inc.	36	1.5%	2.0%	4.8
9.	CBRE, Inc.	40	1.7%	2.0%	8.3
	Total	1,102	47.1%	47.7%	4.4	(4)

(1)Total Leased Square Feet as of December 31, 2019 includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants.
(2)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of December 31, 2019, plus estimated recurring expense reimbursements; excludes lease value amortization, straight line rent adjustments, abated (free) rent periods and parking revenue.  We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.
(3)During the third quarter of 2018, an affiliate of Amazon.com, Inc. entered into a new 16-year lease for 429,012 square feet, including all of the Expedia, Inc. space. The Amazon lease is expected to commence in the third quarter of 2020.
(4)The weighted average remaining lease term including leases that have been backfilled with new tenants is 10.9 years.

Financing Activities

On June 28, 2019, we redeemed all $250.0 million of our 5.875% senior unsecured notes due 2020 and recognized a loss on early extinguishment of debt of $6.4 million for the year ended December 31, 2019 from prepayment fees, the write off of unamortized deferred financing fees and the write off of an unamortized discount. As of December 31, 2019, our only debt consists of one $25.4 million mortgage note payable.
For more information regarding our financing sources and activities, please see the section captioned “Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” below.

RESULTS OF OPERATIONS

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Year Ended December 31,
	2019	2018	$ Change	% Change	2019	2018	2019	2018	$ Change	% Change
	(in thousands)
Rental revenue(3)	$97,960	$91,735	6,225	6.8%	$18,909	$92,633	$116,869	$184,368	$(67,499)	(36.6)%
Other revenue(3)	10,316	9,572	744	7.8%	665	3,082	10,981	12,654	(1,673)	(13.2)%
Operating expenses	(39,384)	(37,985)	(1,399)	3.7%	(7,034)	(41,931)	(46,418)	(79,916)	33,498	(41.9)%
Net operating income(4)	$68,892	$63,322	$5,570	8.8%	$12,540	$53,784	81,432	117,106	(35,674)	(30.5)%
Other expenses:
Depreciation and amortization							28,122	49,041	(20,919)	(42.7)%
General and administrative							38,442	44,439	(5,997)	(13.5)%
Loss on asset impairment							—	12,087	(12,087)	(100.0)%
Total other expenses							66,564	105,567	(39,003)	(36.9)%
Interest and other income, net							72,392	46,815	25,577	54.6%
Interest expense							(8,908)	(26,585)	17,677	(66.5)%
Loss on early extinguishment of debt							(6,374)	(7,122)	748	(10.5)%
Gain on sale of properties, net							422,172	251,417	170,755	67.9%
Income before income taxes							494,150	276,064	218,086	79.0%
Income tax expense							(1,284)	(3,156)	1,872	(59.3)%
Net income							492,866	272,908	219,958	80.6%
Net income attributable to noncontrolling interest							(186)	(95)	(91)	95.8%
Net income attributable to Equity Commonwealth							492,680	272,813	219,867	80.6%
Preferred distributions							(7,988)	(7,988)	—	—%
Net income attributable to Equity Commonwealth common shareholders							$484,692	$264,825	$219,867	83.0%
(1)Comparable properties consist of 7 properties (12 buildings) we owned continuously from January 1, 2018 to December 31, 2019.
(2)Other properties consist of properties sold.
(3)Certain reclassifications were made to conform the prior period to our presentation of the condensed consolidated statements of operations due to the impact of adopting Accounting Standards Update 2016-02. Amounts that were previously disclosed as "Tenant reimbursements and other income" are now included in "Rental revenue" and are no longer presented as a separate line item. Parking revenues that do not represent components of leases and were previously disclosed as "Rental income" are now included in "Other revenue." Subsequent to January 1, 2019, provisions for credit losses are included in "Rental revenue." Provisions for credit losses prior to January 1, 2019 were disclosed as "Operating expenses" and were not reclassified to conform prior periods to the current presentation.
(4)We define net operating income, or NOI, as shown above, as income from our real estate including lease termination fees received from tenants less our property operating expenses.  NOI excludes amortization of capitalized tenant improvement costs and leasing commissions and corporate level expenses.  For a discussion of why we consider NOI to be an appropriate supplemental measure to net income as well as a reconciliation of NOI to net income, the most directly comparable financial measure under GAAP reported on our consolidated financial statements, please see "Liquidity and Capital Resources - Property Net Operating Income (NOI)."

Rental revenue. Rental revenue decreased $67.5 million, or 36.6%, in the 2019 period, compared to the 2018 period, primarily due to the properties sold in 2019 and 2018. Rental revenue at the comparable properties increased $6.2 million, or 6.8%, in the 2019 period, compared to the 2018 period, primarily due to leasing activity, a $2.1 million increase in lease termination fees and a $2.7 million increase in escalations and real estate tax recoveries.

Rental revenue includes increases for straight line rent adjustments totaling $0.4 million in the 2019 period and $5.0 million in the 2018 period, and net increases (reductions) for amortization of acquired real estate leases and assumed real estate lease obligations totaling $0.1 million in the 2019 period and $(0.1) million in the 2018 period. Rental income also includes the recognition of lease termination fees totaling $2.2 million in the 2019 period and $2.9 million in the 2018 period.

Other revenue. Other revenue, which primarily includes parking revenue, decreased $1.7 million, or 13.2% in the 2019 period, compared to the 2018 period, primarily due to the properties sold in 2019 and 2018. Other revenue increased $0.7 million, or 7.8%, at the comparable properties in the 2019 period, compared to the 2018 period primarily due to increased parking revenue during the 2019 period.

Operating expenses. Operating expenses decreased $33.5 million, or 41.9%, in the 2019 period, compared to the 2018 period, primarily due to the properties sold in 2019 and 2018. Operating expenses at our comparable properties increased $1.4 million, or 3.7%, primarily due to a $1.8 million increase in real estate tax expense, partially offset by a $0.9 million decrease in utility expense.
Depreciation and amortization. Depreciation and amortization decreased $20.9 million, or 42.7%, in the 2019 period, compared to the 2018 period, primarily due to the properties sold in 2019 and 2018.

General and administrative. General and administrative expenses decreased $6.0 million, or 13.5% in the 2019 period, compared to the 2018 period, primarily due to a $5.7 million decrease in share-based compensation expense and a $1.7 million decrease in payroll expenses as a result of a staffing reduction, partially offset by a $1.6 million increase in compensation expenses related to severance from $1.8 million in the 2018 period to $3.4 million in the 2019 period.

Loss on asset impairment. We recorded impairment charges of $12.1 million in the 2018 period related to 777 East Eisenhower Parkway and 97 Newberry Road, based upon the shortening of our expected period of ownership and updated market information in accordance with our impairment analysis procedures. We did not record any impairment charges in the 2019 period.

Interest and other income, net. Interest and other income, net increased $25.6 million, or 54.6%, in the 2019 period, compared to the 2018 period, primarily due to $17.5 million of additional interest received on higher invested balances and higher average interest rates in 2019, a $5.0 million loss on the sale of marketable securities in the 2018 period and a $2.1 million loss on the sale of a real estate mortgage receivable in 2018. This mortgage receivable of $7.7 million represented mortgage financing we provided upon the sale of three properties in 2013.
Interest expense. Interest expense decreased $17.7 million, or 66.5%, in the 2019 period, compared to the 2018 period, primarily due to the prepayment in March 2018 of all $175.0 million of our 5.75% senior unsecured notes due 2042, the redemption at par of the total $400.0 million outstanding under our 5-year and 7-year term loans in May 2018, the termination of our credit agreement in December 2018, the redemption in June 2019 of all $250 million of our 5.875% senior unsecured notes due 2020 and a decrease in amortization of deferred financing fees.
Loss on early extinguishment of debt. The loss on early extinguishment of debt of $6.4 million in the 2019 period reflects the write off of unamortized deferred financing fees, the write off of an unamortized discount and prepayment fees related to the redemption of all $250 million of our 5.875% senior unsecured notes due 2020. The loss on early extinguishment of debt of $7.1 million in the 2018 period reflects the write off of unamortized deferred financing fees related to our redemption at par of the total $400.0 million outstanding under our 5-year and 7-year term loans, the write off of unamortized deferred financing fees related to our repayment at par of all $175.0 million of our 5.75% senior unsecured notes due 2042, prepayment fees and the write off of unamortized deferred financing fees related to our repayment of $4.9 million of mortgage debt at 97 Newberry Road and the write off of unamortized deferred financing fees related to our termination of the credit agreement

Gain on sale of properties, net. Gain on sale of properties, net increased $170.8 million, or 67.9%, in the 2019 period, compared to the 2018 period. Gain on sale of properties, net in the 2019 period primarily related to the following (dollars in thousands):

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
$251,458

Income tax expense. Income tax expense decreased $1.9 million, or 59.3%, in the 2019 period, compared to the 2018 period, primarily due to a decrease in state and local taxes as a result of the sale of properties.

Net income attributable to noncontrolling interest. In 2019, 2018 and 2017, we granted LTIP Units to certain of our trustees and employees. As these LTIP Units vest, they automatically convert to operating partnership units, or OP Units. The net income attributable to noncontrolling interest of $0.2 million in the 2019 period and $0.1 million in the 2018 period relates to the allocation of net income to the LTIP/OP Unit holders.

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
In the event we incur any variable rate debt in the future, we may enter into interest rate hedge arrangements in order to mitigate the adverse impact of any increased cost of debt capital in the event of material inflation. The decision to enter into these agreements will be based on various factors, including the amount of any floating rate debt outstanding, our belief that material interest rate increases are likely to occur, the costs of and our expected benefit from these agreements and upon requirements of our borrowing arrangements.
In periods of rapid inflation, our tenants' operating costs may increase faster than revenues, which may have an adverse impact upon us if our tenants' operating income becomes insufficient to pay our rent. To mitigate the adverse impact of tenant financial distress upon us, we require many of our tenants to provide guarantees or security for our rent.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As of December 31, 2019, we had $2.8 billion of cash and cash equivalents.  We expect to use our cash balances, cash flow from our operations and proceeds of any future property sales to fund our operations, repay debt, make distributions, repurchase our common shares, make acquisitions and/or investments in properties or businesses, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

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

In addition, our future cash flows will also depend in part on interest income earned on our invested cash balances.

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

Cash flows provided by (used in) operating, investing and financing activities were $98.9 million, $995.7 million and $(698.1) million, respectively, for the year ended December 31, 2019, and $89.5 million, $942.1 million and $(988.1) million, respectively, for the year ended December 31, 2018.  Changes in these three categories of our cash flows between 2019 and 2018 are primarily related to a decrease in property net operating income (as the result of property dispositions), an increase in interest income (as a result of additional interest received on higher invested balances and higher average interest rates in 2019), real estate improvements, dispositions of properties, proceeds from sales and maturities of marketable securities, repayments of debt, repurchase of our common shares and distributions to our common shareholders.

Our Investment and Financing Liquidity and Resources

On June 28, 2019, we redeemed all $250.0 million of our 5.875% senior unsecured notes due 2020 and recognized a loss on early extinguishment of debt of $6.4 million for the year ended December 31, 2019 from prepayment fees, the write off of unamortized deferred financing fees and the write off of an unamortized discount. As of December 31, 2019, our only debt consists of one $25.4 million mortgage note payable.

On September 24, 2019, our Board of Trustees declared a special, one-time cash distribution of $3.50 per common share/unit to shareholders/unitholders of record on October 7, 2019. On October 23, 2019, we paid this distribution to such shareholders/unitholders in the aggregate amount of $427.7 million.

During the year ended December 31, 2019, we paid an aggregate of $8.0 million of distributions on our series D preferred shares.  On January 10, 2020, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on February 18, 2020 to shareholders of record on January 30, 2020.

On March 13, 2019, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. During the year ended December 31, 2019, we did not repurchase any of our common shares under our share repurchase program. The $150.0 million of remaining authorization available under our share repurchase program as of December 31, 2019 is scheduled to expire on March 13, 2020.

Our outstanding debt maturity and interest rate as of December 31, 2019, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
Year	Secured Fixed Rate Debt(1)	Interest Rate(2)
2020	$597	5.7%
2021	24,836	5.7%
Thereafter	—	—%
	$25,433	5.7%

(1)Total debt outstanding as of December 31, 2019, including net unamortized premiums and net unamortized deferred financing costs, was $25,691.
(2)Contractual interest rate.

For further information about our indebtedness, see Note 7 of the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.
As the maturity date of our debt approaches, we may explore alternatives to repay the amount due. Such alternatives may include using our cash balances, incurring additional debt and issuing new equity securities. We have an effective shelf registration statement that allows us to issue certain types of public securities on an expedited basis, but it does not apply to debt securities nor does it assure that there will be buyers for any such securities.

We believe that we will have access to various types of financings, including debt or equity offerings, to fund any future acquisitions and/or investments and to pay our debt and other obligations as they become due. Although we are not currently rated by the debt rating agencies, the completion and the costs of any future debt transactions will depend primarily upon market conditions and our credit ratings at such time, if any. We have no control over market conditions. Our credit ratings will depend upon evaluations by credit rating agencies of our business practices and plans and, in particular, whether we appear to have the ability to maintain our earnings, to space our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably foreseeable adverse changes. We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities. However, there can be no assurance regarding our ability to complete any debt or equity offerings or that our cost of any future public or private financings will not increase.
During the year ended December 31, 2019, we sold three properties (six buildings) with a combined 2.7 million square feet for an aggregate sales price of $812.1 million, excluding credits and closing costs.  In February 2020, we sold our 0.3 million square foot property at 109 Brookline Avenue for a gross sale price of $270.0 million, and in February 2020, we entered into a contract to sell our 0.4 million square foot property at 333 108th Avenue NE for a gross sale price of $401.5 million. For more information regarding these transactions, see Notes 3 and 19 of the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference.

During the years ended December 31, 2019, 2018 and 2017 amounts capitalized at our properties, including properties sold or classified as held for sale, for tenant improvements, leasing costs and building improvements were as follows (amounts in thousands):

	Years Ended December 31,
	2019	2018	2017
Tenant improvements(1)	$7,529	$47,248	$29,161
Leasing costs(2)	5,409	21,674	16,073
Building improvements(3)	6,366	9,046	25,880

(1)Tenant improvements include capital expenditures to improve tenants’ space.
(2)Leasing costs include leasing commissions and related legal expenses.
(3)Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.

During the year ended December 31, 2019, commitments made for expenditures in connection with leasing space at our properties, excluding leasing activity for assets during the quarter in which the asset was sold or classified as held for sale, were as follows (dollar and square foot measures in thousands):

	New Leases	Renewals	Total
Square feet leased during the period	234	383	617
Tenant improvements and leasing commissions	$18,306	$7,174	$25,480
Tenant improvements and leasing commissions per square foot	$78.23	$18.73	$41.30
Weighted average lease term by square foot (years)	6.4	4.0	4.9
Tenant improvements and leasing commissions per square foot per year of lease term	$12.24	$4.63	$8.37

Debt Covenants

After the redemption of all $250.0 million of our 5.875% senior unsecured notes due 2020 on June 28, 2019, we no longer have any notes outstanding under our public debt indenture and related supplements, collectively, the Indenture, and we are no longer required to maintain the financial ratio covenants prescribed in the Indenture. As a result, we are no longer rated by the debt rating agencies.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2019, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS
As of December 31, 2019, our contractual obligations were as follows (dollars in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations	$25,433	$597	$24,836	$—	$—
Tenant related obligations(1)	73,858	72,519	1,339	—	—
Projected interest expense(2)	1,577	1,456	121	—	—
Operating lease obligations—corporate office space	881	881	—	—	—
Total	$101,749	$75,453	$26,296	$—	$—
(1)Committed tenant related obligations are leasing commissions and tenant improvements and are based on leases in effect as of December 31, 2019.
(2)Projected interest expense is attributable to only the long term debt obligation listed above at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates.

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

The following table provides a reconciliation of net income to FFO attributable to Equity Commonwealth common shareholders and unitholders and a calculation to Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders (in thousands):

	Years Ended December 31,
	2019	2018	2017
Reconciliation to FFO:
Net income	$492,866	$272,908	$29,666
Real estate depreciation and amortization	27,037	47,816	89,519
Loss on asset impairment	—	12,087	19,714
Gain on sale of properties, net	(422,172)	(251,417)	(15,498)
FFO attributable to Equity Commonwealth	97,731	81,394	123,401
Preferred distributions	(7,988)	(7,988)	(7,988)
FFO attributable to Equity Commonwealth common shareholders and unitholders	$89,743	$73,406	$115,413

Reconciliation to Normalized FFO:
FFO attributable to Equity Commonwealth common shareholders and unitholders	$89,743	$73,406	$115,413
Lease value amortization	(117)	54	1,774
Straight line rent adjustments	(418)	(4,971)	(14,425)
Loss on early extinguishment of debt	6,374	7,122	493
Loss on sale of securities	—	4,987	—
Loss on sale of real estate mortgage receivable	—	2,117	—
Income taxes related to gains on property sales	142	2,726	—
Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders	$95,724	$85,441	$103,255

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

A reconciliation of NOI to net income for the years ended December 31, 2019, 2018 and 2017, is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Rental revenue	$116,869	$184,368	$324,415
Other revenue	10,981	12,654	16,156
Operating expenses	(46,418)	(79,916)	(141,425)
NOI	$81,432	$117,106	$199,146

NOI	$81,432	$117,106	$199,146
Depreciation and amortization	(28,122)	(49,041)	(90,708)
General and administrative	(38,442)	(44,439)	(47,760)
Loss on asset impairment	—	(12,087)	(19,714)
Interest and other income, net	72,392	46,815	26,380
Interest expense	(8,908)	(26,585)	(52,183)
Loss on early extinguishment of debt	(6,374)	(7,122)	(493)
Gain on sale of properties, net	422,172	251,417	15,498
Income before income taxes	494,150	276,064	30,166
Income tax expense	(1,284)	(3,156)	(500)
Net income	$492,866	$272,908	$29,666

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are those that will have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in real property. These policies affect our assessment of the carrying values and impairments of long lived assets.

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

These policies involve significant judgments made based upon experience, including judgments about current valuations, ultimate realizable value, estimated useful lives, salvage or residual value, the ability and willingness of our tenants to perform their obligations to us, current and future economic conditions and competitive factors in the markets in which our properties are located. Competition, economic conditions and other factors may cause occupancy declines in the future. In the future, we may need to revise our carrying value assessments to incorporate information which is not now known, and such revisions could increase or decrease our depreciation expense related to properties we own or decrease the carrying values of our assets.

RELATED PERSON TRANSACTIONS

For information about our related person transactions, see Note 17 of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

At December 31, 2019, our outstanding fixed rate debt consisted of the following secured mortgage note (dollars in thousands):

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense(1)	Maturity	Open at Par Date
206 East 9th Street	$25,433	5.69%	$1,601	1/5/2021	7/5/2020

(1)The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contract.  In accordance with GAAP, our carrying value and recorded interest expense may differ from these amounts because of market conditions and issuance costs at the time we assumed or issued this debt.  For more information, see Note 7 of the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

Our secured note requires principal and interest payments through maturity pursuant to an amortization schedule.

Fixed Rate Debt

Because our fixed rate mortgage note bears interest at a fixed rate, changes in market interest rates during the term of this debt will not affect our interest obligations.  If this note was refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $0.3 million.

Floating Rate Debt

At December 31, 2019, we did not have any outstanding floating rate debt.

Item 8.    Financial Statements and Supplementary Data.
The information required by Item 8 is included in Item 15 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2019 our internal control over financial reporting is effective.
Ernst & Young LLP, the independent registered public accounting firm that audited our 2019 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears on page F-2.

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

PART IV
Item 15.    Exhibits and Financial Statement Schedules.

(a)The following documents are filed as part of this Annual Report on Form 10-K:

(i) and (ii) Financial Statements and Financial Statement Schedule.
The following consolidated financial statements and financial statement schedule of Equity Commonwealth are included on the pages indicated:
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

3.2	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 11, 2006.)

3.3	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K filed May 31, 2011.)

3.4	Articles Supplementary, dated March 14, 2018. (Incorporated by reference to the Company’s Current Report on Form 8-K filed March 15, 2018.)

3.5	Third Amended and Restated Bylaws of the Company, adopted March 15, 2017. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

4.2	Form of 61/2% Series D Cumulative Convertible Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

4.3	Description of the Company's Securities. (Filed herewith.)

10.1
Articles of Amendment and Restatement of Declaration of Trust of EQC Operating Trust, dated November 10, 2016. (Incorporated by reference to the Company's Current Report on Form 8-K filed November 14, 2016.)

Exhibit Number	Description
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

10.5	Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company's Current Report on Form 8-K filed June 18, 2015.)

10.6	Amendment No. 1 to the Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed February 18, 2016.)

10.7	Amendment No. 2 to the Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company's Registration Statement on Form S-8 filed July 16, 2019.)

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

Exhibit Number	Description

10.18	Summary of Trustee Compensation. (+) (Filed herewith.)

10.19
Sale Agreement by and between EQC Operating Trust and EQC TRS, Inc. and Silverstein/Arden 1735 Market Holdco LP, dated January 29, 2019. (Incorporated by reference to the Company's Current Report on Form 8-K filed January 30, 2019.)

10.20
Change in Control Agreement, dated as of April 24, 2019, by and between the Company, Equity Commonwealth Management LLC and David Helfand. (+) (†) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.)

21.1	Subsidiaries of the Company. (Filed herewith.)

23.1	Consent of Ernst & Young LLP. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(+) Management contract or compensatory plan or arrangement.

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

Schedule

1.Change in Control Agreement, dated as of April 24, 2019, by and between the Company, Equity Commonwealth Management LLC and Adam Markman.
2.Change in Control Agreement, dated as of April 24, 2019, by and between the Company, Equity Commonwealth Management LLC and David Weinberg.
3.Change in Control Agreement, dated as of April 24, 2019, by and between the Company, Equity Commonwealth Management LLC and Orrin Shifrin.

Item 16.    Form 10-K Summary.
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
President and Chief Executive Officer

Dated: February 13, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities set forth below and on the dates indicated.

Signature	Title	Date
/s/ David A. Helfand	President and Chief Executive Officer (principal executive officer), Trustee	February 13, 2020
David A. Helfand

/s/ Adam S. Markman	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 13, 2020
Adam S. Markman

/s/ Jeffrey D. Brown	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 13, 2020
Jeffrey D. Brown

/s/ Sam Zell	Chairman of the Board of Trustees	February 13, 2020
Sam Zell

/s/ James S. Corl	Trustee	February 13, 2020
James S. Corl

/s/ Martin L. Edelman	Trustee	February 13, 2020
Martin L. Edelman

/s/ Edward A. Glickman	Trustee	February 13, 2020
Edward A. Glickman

/s/ Peter Linneman	Trustee	February 13, 2020
Peter Linneman

/s/ James L. Lozier, Jr.	Trustee	February 13, 2020
James L. Lozier, Jr.

/s/ Mary Jane Robertson	Trustee	February 13, 2020
Mary Jane Robertson

/s/ Kenneth Shea	Trustee	February 13, 2020
Kenneth Shea

/s/ Gerald A. Spector	Trustee	February 13, 2020
Gerald A. Spector

/s/ James A. Star	Trustee	February 13, 2020
James A. Star

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Equity Commonwealth

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Equity Commonwealth (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1986.
Chicago, Illinois
February 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Equity Commonwealth

Opinion on Internal Control Over Financial Reporting
We have audited Equity Commonwealth’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Equity Commonwealth (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Equity Commonwealth as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed at Item 15(a) and our report dated February 13, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Chicago, Illinois
February 13, 2020

EQUITY COMMONWEALTH
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2019	2018
ASSETS
Real estate properties:
Land	$85,627	$135,142
Buildings and improvements	576,494	1,004,500
	662,121	1,139,642
Accumulated depreciation	(202,700)	(375,968)
	459,421	763,674
Cash and cash equivalents	2,795,642	2,400,803
Marketable securities	—	249,602
Restricted cash	5,003	3,298
Rents receivable	19,554	51,089
Other assets, net	39,757	62,306
Total assets	$3,319,377	$3,530,772

LIABILITIES AND EQUITY
Senior unsecured debt, net	$—	$248,473
Mortgage notes payable, net	25,691	26,482
Accounts payable, accrued expenses and other	37,153	58,300
Rent collected in advance	3,127	9,451
Distributions payable	7,534	4,068
Total liabilities	73,505	346,774
Commitments and contingencies
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6.50% cumulative convertible; 4,915,196 shares issued and outstanding, aggregate liquidation preference of $122,880	119,263	119,263
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 121,924,199 and 121,572,155 shares issued and outstanding, respectively	1,219	1,216
Additional paid in capital	4,313,831	4,305,974
Cumulative net income	3,363,654	2,870,974
Cumulative other comprehensive loss	—	(342)
Cumulative common distributions	(3,851,666)	(3,420,548)
Cumulative preferred distributions	(701,724)	(693,736)
Total shareholders’ equity	3,244,577	3,182,801
Noncontrolling interest	1,295	1,197
Total equity	3,245,872	3,183,998
Total liabilities and equity	$3,319,377	$3,530,772
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	December 31,
	2019	2018	2017
Revenues:
Rental revenue	$116,869	$184,368	$324,415
Other revenue	10,981	12,654	16,156
Total revenues	127,850	197,022	340,571
Expenses:
Operating expenses	46,418	79,916	141,425
Depreciation and amortization	28,122	49,041	90,708
General and administrative	38,442	44,439	47,760
Loss on asset impairment	—	12,087	19,714
Total expenses	112,982	185,483	299,607
Interest and other income, net	72,392	46,815	26,380
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $204, $2,553 and $3,135, respectively)	(8,908)	(26,585)	(52,183)
Loss on early extinguishment of debt	(6,374)	(7,122)	(493)
Gain on sale of properties, net	422,172	251,417	15,498
Income before income taxes	494,150	276,064	30,166
Income tax expense	(1,284)	(3,156)	(500)
Net income	492,866	272,908	29,666
Net income attributable to noncontrolling interest	(186)	(95)	(10)
Net income attributable to Equity Commonwealth	492,680	272,813	29,656
Preferred distributions	(7,988)	(7,988)	(7,988)
Net income attributable to Equity Commonwealth common shareholders	$484,692	$264,825	$21,668

Weighted average common shares outstanding — basic	122,091	122,314	124,125
Weighted average common shares outstanding — diluted	126,260	123,385	125,129
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$3.97	$2.17	$0.17
Diluted	$3.90	$2.15	$0.17
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$492,866	$272,908	$29,666

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivative instruments	—	456	(248)
Unrealized gain, net on marketable securities	342	1,199	361
Total comprehensive income	493,208	274,563	29,779
Comprehensive income attributable to the noncontrolling interest	(186)	(95)	(10)
Total comprehensive income attributable to Equity Commonwealth	$493,022	$274,468	$29,769
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands, except share data)

	Equity Commonwealth Shareholders
	Preferred Shares			Common Shares
	Series D
	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at December 31, 2016	4,915,196	$119,263	$(677,760)	123,994,465	$1,240	$(3,111,868)	$4,363,177	$2,566,603	$(208)	$—	$3,260,447
Comprehensive income:
Net income	—	—	—	—	—	—	—	29,656	—	10	29,666
Unrealized loss on derivative instrument	—	—	—	—	—	—	—	—	(248)	—	(248)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	361	—	361
Total comprehensive income											29,779
Repurchase of shares	—	—	—	(43,329)	—	—	(3,188)	—	—	—	(3,188)
Share-based compensation	—	—	—	266,480	2	—	20,156	—	—	1,256	21,414
Contributions	—	—	—	—	—	—	—	—	—	31	31
Distributions	—	—	(7,988)	—	—	—	—	—	—	—	(7,988)
Adjustment for noncontrolling interest	—	—	—	—	—	—	168	—	—	(168)	—
Balance at December 31, 2017	4,915,196	119,263	(685,748)	124,217,616	1,242	(3,111,868)	4,380,313	2,596,259	(95)	1,129	3,300,495
Comprehensive income:
Net income	—	—	—	—	—	—	—	272,813	—	95	272,908
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	456	—	456
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	1,199	—	1,199
Total comprehensive income											274,563
Reclassification pursuant to change in accounting principle	—	—	—	—	—	—	—	1,902	(1,902)	—	—
Repurchase of shares	—	—	—	(3,163,730)	(31)	—	(93,945)	—	—	—	(93,976)
Share-based compensation	—	—	—	518,269	5	—	18,371	—	—	1,321	19,697
Contributions	—	—	—	—	—	—	—	—	—	1	1
Distributions	—	—	(7,988)	—	—	(308,680)	—	—	—	(114)	(316,782)
Adjustment for noncontrolling interest	—	—	—	—	—	—	1,235	—	—	(1,235)	—
Balance at December 31, 2018	4,915,196	119,263	(693,736)	121,572,155	1,216	(3,420,548)	4,305,974	2,870,974	(342)	1,197	3,183,998
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(amounts in thousands, except share data)

	Equity Commonwealth Shareholders
	Preferred Shares			Common Shares
	Series D
	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Loss	Noncontrolling Interest	Total
Comprehensive income:
Net income	—	—	—	—	—	—	—	492,680	—	186	492,866
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	342	—	342
Total comprehensive income											493,208
Repurchase of shares	—	—	—	(168,327)	(2)	—	(5,485)	—	—	—	(5,487)
Share-based compensation	—	—	—	520,371	5	—	13,095	—	—	1,326	14,426
Distributions	—	—	(7,988)	—	—	(431,118)	—	—	—	(1,167)	(440,273)
Adjustment for noncontrolling interest	—	—	—	—	—	—	247	—	—	(247)	—
Balance at December 31, 2019	4,915,196	$119,263	$(701,724)	121,924,199	$1,219	$(3,851,666)	$4,313,831	$3,363,654	$—	$1,295	$3,245,872
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$492,866	$272,908	$29,666
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	23,782	40,386	73,169
Net amortization of debt discounts, premiums and deferred financing fees	204	2,553	3,135
Straight line rental income	(418)	(4,971)	(14,425)
Amortization of acquired real estate leases	158	2,187	8,994
Other amortization	4,009	6,127	9,989
Amortization of right-of-use asset	736	—	—
Share-based compensation	14,426	19,697	21,414
Loss on asset impairment	—	12,087	19,714
Loss on early extinguishment of debt	6,374	7,122	493
Loss on sale of marketable securities	—	4,987	—
Net gain on sale of properties	(422,172)	(251,417)	(15,498)
Loss on sale of real estate mortgage receivable	—	2,117	—
Change in assets and liabilities:
Rents receivable and other assets	(13,099)	(19,886)	(23,708)
Accounts payable, accrued expenses and other	(5,311)	(704)	(9,384)
Rent collected in advance	(2,610)	(3,657)	(3,563)
Cash provided by operating activities	98,945	89,536	99,996

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(26,052)	(49,930)	(64,813)
Insurance proceeds received	—	1,443	4,000
Principal payments received from real estate mortgages receivable	—	—	313
Proceeds from sale of properties, net	771,787	961,079	802,324
Proceeds from sale of real estate mortgage receivable	—	5,599	—
Purchase of marketable securities	—	—	(276,238)
Proceeds from sale of marketable securities	—	23,933	—
Proceeds from maturity of marketable securities	250,000	—	—
Cash provided by investing activities	995,735	942,124	465,586

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common shares	(5,487)	(93,976)	(3,188)
Payments on borrowings	(255,842)	(581,460)	(295,053)
Contributions from holders of noncontrolling interest	—	1	31
Distributions to common shareholders	(428,649)	(304,612)	—
Distributions to preferred shareholders	(7,988)	(7,988)	(7,988)
Distributions to holders of noncontrolling interest	(170)	(114)	—
Cash used in financing activities	(698,136)	(988,149)	(306,198)

Increase in cash, cash equivalents, and restricted cash	396,544	43,511	259,384
Cash, cash equivalents, and restricted cash at beginning of year	2,404,101	2,360,590	2,101,206
Cash, cash equivalents, and restricted cash at end of year	$2,800,645	$2,404,101	$2,360,590
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$13,032	$27,117	$56,796
Taxes paid, net	2,933	2,264	910

NON-CASH INVESTING ACTIVITIES:
Recognition of right-of-use asset and lease liability	$1,503	$—	$—
Accrued capital expenditures	1,383	13,540	7,168

NON-CASH FINANCING ACTIVITIES:
Distributions payable	$7,534	$4,068	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2019	2018	2017
Cash and cash equivalents	$2,795,642	$2,400,803	$2,351,693
Restricted cash	5,003	3,298	8,897
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$2,800,645	$2,404,101	$2,360,590
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

The Company now conducts and intends to continue to conduct substantially all of its activities through the Operating Trust. The Company beneficially owned, 99.96% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust, or OP Units, as of December 31, 2019, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.
At December 31, 2019, our portfolio consisted of seven properties (12 buildings), with a combined 2.5 million square feet. As of December 31, 2019, we had $2.8 billion of cash and cash equivalents. All numbers of properties, numbers of buildings and square feet are unaudited.

Note 2.  Summary of Significant Accounting Policies
Basis of Presentation.    The consolidated financial statements include our investments in 100% owned subsidiaries and majority owned subsidiaries that are controlled by us. References to we, us, our and the Company, refer to Equity Commonwealth and its consolidated subsidiaries as of December 31, 2019, unless the context indicates otherwise. All intercompany transactions and balances have been eliminated.
Real Estate Properties.    We record real estate properties at cost. We depreciate real estate investments on a straight line basis over estimated useful lives of up to 40 years for buildings and improvements, and up to 12 years for personal property.
Each time we enter into a new lease, or materially modify an existing lease, we evaluate its classification as either a finance or operating lease. The classification of a lease as finance or operating affects the carrying value of a property, as well as our recognition of rental payments as revenue. These evaluations require us to make estimates of, among other things, the remaining useful life and fair market value of a leased property, appropriate discount rates and future cash flows.
We allocate the consideration paid for our properties among land, buildings and improvements and, for properties that qualify as acquired businesses under the Business Combinations Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, to identified intangible assets and liabilities, consisting of the value of above market and below market leases, the value of acquired in place leases and the value of tenant relationships. Purchase price allocations and the determination of useful lives are based on our estimates and, under some circumstances, studies from independent real estate appraisal firms to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determination of useful lives.
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
We amortize capitalized above market lease values as a reduction to rental income over the remaining terms of the respective leases. We amortize capitalized below market lease values as an increase to rental income over the remaining terms of the respective leases. We amortize the value of acquired in place leases exclusive of the value of above market and below market acquired in place leases to expense over the remaining terms of the respective leases. If a lease is terminated prior to its stated expiration, the unamortized lease intangibles relating to that lease is written off.
We review our properties for impairment quarterly, or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Impairment indicators may include our decision to dispose of an asset before the end of its estimated useful life, declining tenant occupancy, lack of progress releasing vacant space, tenant bankruptcies, low long term prospects for improvement in property performance, weak or declining tenant profitability, and cash flow or liquidity. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. The determination of undiscounted cash flow includes consideration of many factors including income to be earned from the investment over our anticipated hold period, holding costs (exclusive of interest), estimated selling prices, and prevailing economic and market conditions. In the event that such expected undiscounted future cash flows do not exceed the carrying values, we estimate the fair value of the assets and record an impairment charge equal to the amount by which the carrying value exceeds the estimated fair value. Estimated fair values are calculated based on the following information, (i) recent third party estimates of market value, (ii) market prices for comparable properties, or (iii) the present value of future cash flows. During the year ended December 31, 2019, we did not record any loss on asset impairment. During the years ended December 31, 2018 and 2017, we recorded a loss on asset impairment totaling $12.1 million and $19.7 million, respectively, to reduce the carrying value of properties to their estimated fair values (see Note 14).

When we classify properties as held for sale, we discontinue the recording of depreciation expense and estimate their fair value less costs to sell. If we determine that the carrying value for these properties exceed their estimated fair value less costs to sell, we record a loss on asset impairment. As of December 31, 2019 and 2018, we did not have any properties classified as held for sale.
Certain of our real estate assets contain hazardous substances, including asbestos. We believe any asbestos in our buildings is contained in accordance with current regulations. If we remove the asbestos or renovate or demolish these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed. We do not believe that there are other environmental conditions or issues at any of our properties that have had or will have a material adverse effect on us. However, no assurances can be given that conditions or issues are not present at our properties or that costs we may be required to incur in the future to remediate contamination or comply with environmental, health and safety laws will not have a material adverse effect on our business or financial condition. As of December 31, 2019 and 2018, we did not have any accrued environmental remediation costs.
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
Marketable Securities. All of our marketable securities were classified as available-for-sale and consisted of United States Treasury notes and common stock. Available-for-sale securities are presented on our consolidated balance sheets at fair value. Changes in values of the United States Treasury notes were recognized in cumulative other comprehensive loss. Realized gains and losses were recognized in earnings only upon the sale of the United States Treasury notes. Changes in values of common stock prior to their sale in March 2018, were recognized in interest and other income, net on the consolidated statements of operations.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Cash.    Restricted cash consists of amounts escrowed for future real estate taxes, insurance, leasing costs, capital expenditures and debt service, as required by our mortgage debt, as well as security deposits paid to us by some of our tenants.
Other Assets, Net.    Other assets consist principally of deferred leasing costs, capitalized lease incentives and prepaid property operating expenses. Deferred leasing costs are amortized on a straight line basis over the terms of the respective leases. Capitalized lease incentives are amortized on a straight line basis against rental income over the terms of the respective leases.
Revenue Recognition.    Rental revenue from operating leases, which includes rent concessions (including free rent and other lease incentives) and scheduled increases in rental rates during the lease term, is recognized on a straight line basis over the life of the lease agreements. We defer the recognition of contingent rental income, such as percentage rents, until the specific targets that trigger the contingent rental income are achieved. Rental revenue also includes property level operating expenses reimbursed by our tenants, as well as other incidental revenues, which are recorded as expenses are incurred.
Share-Based Compensation. All share-based compensation is measured at fair value on the grant date or date of modification, as applicable, and recognized in earnings over the requisite service period. Depending upon the settlement terms of the awards, all or a portion of the fair value of share-based awards may be presented as a liability or as equity in the consolidated balance sheets.
Earnings Per Common Share.    Earnings per common share, or EPS, is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if our series D convertible preferred shares, our restricted share units, or RSUs, or beneficial interests in the Operating Trust, or LTIP Units, were converted into our common shares, which could result in a lower EPS amount. The effect of our series D convertible preferred shares on net income attributable to common shareholders is dilutive for the year ended December 31, 2019 and is anti-dilutive for the years ended December 31, 2018 and 2017.
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
New Accounting Pronouncements. In August 2018, the FASB issued Accounting Standards Update, or ASU, 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements of ASC 820. This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. The adoption of ASU 2018-13 on January 1, 2020 will not have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. This update is effective for

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. We adopted ASU 2018-07 on January 1, 2019, and the adoption did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires more timely recognition of credit losses associated with financial assets. This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The adoption of ASU 2016-13 on January 1, 2020 will not have a material impact on our consolidated financial statements.

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

In July 2018, the FASB issued ASU 2018-11 to provide entities with relief from the costs of implementing certain aspects of ASU 2016-02. The amendment to the new leases standard includes a practical expedient that provides lessors an option not to separate lease and non-lease components when certain criteria are met and instead account for those components as a single component under the new leases standard.  The amendment also provides a transition option that permits the application of the new guidance as of the adoption date rather than to all periods presented.  We elected the practical expedient to account for both our lease (primarily base rent) and non-lease (primarily tenant reimbursements) components as a single component under the leases standard and elected the new transition option. We adopted these pronouncements on January 1, 2019, and the adoption did not have a material impact on our consolidated financial statements, as either a lessor or as a lessee.

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

Note 3.  Real Estate Properties
Acquisitions and Expenditures
We did not make any acquisitions during the years ended December 31, 2019, 2018 or 2017.
During the years ended December 31, 2019, 2018, and 2017, we made improvements, excluding tenant-funded improvements, to our properties totaling $13.9 million, $56.3 million and $55.0 million, respectively.
We committed $25.5 million for expenditures related to 0.6 million square feet of leases executed during 2019, excluding leasing activity for assets during the quarter in which the asset was sold or classified as held for sale. Committed but unspent tenant related obligations are leasing commissions and tenant improvements. Based on existing leases as of December 31, 2019, committed but unspent tenant related obligations were $73.9 million.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property Dispositions:

During the year ended December 31, 2019, we sold the following properties, which did not represent strategic shifts under ASC Topic 2015 (dollars in thousands):

Property	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sales Price	Gain on Sale
1735 Market Street(1)	March 2019	1	1	1,286,936	$451,600	$192,985
600 108th Avenue NE(2)	April 2019	1	1	254,510	195,000	149,009
Research Park(3)	June 2019	1	4	1,110,007	165,500	78,158
		3	6	2,651,453	$812,100	$420,152

(1)Certain of our subsidiaries sold 100.0% of the equity interests in the fee simple owner of this property. The sale represents an individually significant disposition. The operating results of this property are included in continuing operations for all periods presented through the date of sale. Net income related to this property was $197.5 million (of which $193.0 million related to the gain on sale), $8.5 million and $5.6 million for the years ended December 31, 2019, 2018 and 2017 respectively.
(2)The property includes an office building and additional development rights.
(3)There is consideration of $2.0 million being held in escrow related to the sale of this property. To the extent any of these proceeds are ultimately released to the Company, the gain on sale will increase.

During the year ended December 31, 2018, we sold the following properties, which did not represent strategic shifts under ASC Topic 2015 (dollars in thousands):

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

(1) The sale represents an individually significant disposition. The operating results of this property are included in continued operations for all periods presented through the date of sale. Net income for this property was $0.3 million, $110.6 million and $9.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

During the year ended December 31, 2017, we sold 16 properties (37 buildings) with a combined 6,588,128 square feet for an aggregate gross sales price of $862.6 million, excluding credits and closing costs.
Lease Payments
Our real estate properties are generally leased on gross lease and modified gross lease bases pursuant to non-cancelable, fixed term operating leases expiring between 2020 and 2037. These gross leases and modified gross leases require us to pay all or some property operating expenses and to provide all or some property management services. A portion of these property operating expenses are reimbursed by the tenants.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The future minimum lease payments, excluding tenant reimbursement revenue, scheduled to be received by us during the current terms of our leases as of December 31, 2019 are as follows (in thousands):

2020	$60,807
2021	69,306
2022	62,672
2023	58,260
2024	48,506
Thereafter	331,195
$630,746

Rental revenue consists of the following (in thousands):

	December 31,
	2019	2018	2017
Lease payments	$81,698	$129,539	$250,564
Variable lease payments	35,171	54,829	73,851
Rental revenue	$116,869	$184,368	$324,415

Note 4. Lease Intangibles

Amortization of the lease intangibles for the years ended December 31, 2019, 2018, and 2017, is as follows (in thousands):

		December 31,
	Income Statement Location	2019	2018	2017
Amortization of acquired in-place leases	Depreciation and amortization	$275	$2,133	$7,220
Amortization of above and below market leases	Increase (decrease) to rental income	(117)	(54)	(1,774)

Note 5.  Marketable Securities

During the year ended December 31, 2018, our marketable securities consisted of United States Treasury notes and common stock. The United States Treasury notes were classified as available-for-sale and matured in 2019.

On January 1, 2018 we adopted ASU 2016-01 and reclassified a $1.9 million unrealized gain from cumulative other comprehensive loss to cumulative net income on our consolidated balance sheet. In March 2018, we sold all common stock we held for total proceeds of $23.9 million and recognized a loss of $5.0 million in interest and other income, net during the year ended December 31, 2018.

Below is a summary of our marketable securities as of December 31, 2018 (in thousands):

	December 31,
	2018
	Amortized Cost	Unrealized Loss	Estimated Fair Value
Marketable securities	$249,944	$(342)	$249,602

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2019 and 2018, we did not have any real estate mortgages receivable.

Deferred Leasing Costs and Capitalized Lease Incentives

The following table summarizes our deferred leasing costs and capitalized lease incentives as of December 31, 2019, and 2018 (in thousands):

	December 31,
	2019	2018
Deferred leasing costs	$36,546	$69,930
Accumulated amortization	(9,928)	(18,807)
Deferred leasing costs, net	$26,618	$51,123

Capitalized lease incentives	$3,103	$5,701
Accumulated amortization	(1,073)	(1,393)
Capitalized lease incentives, net	$2,030	$4,308

Future amortization of deferred leasing costs and capitalized lease incentives to be recognized by us during the current terms of our leases as of December 31, 2019 are approximately (in thousands):

	Deferred Leasing Costs	Capitalized Lease Incentives
2020	$3,611	$377
2021	3,594	340
2022	3,046	324
2023	2,637	280
2024	2,041	164
Thereafter	11,689	545
	$26,618	$2,030

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.  Indebtedness
At December 31, 2019 and 2018, our outstanding indebtedness included the following (in thousands):

			December 31,
	Interest Rate at December 31, 2019	Maturity Date	2019	2018
Unsecured fixed rate debt
5.875% Senior Unsecured Notes due 2020	—%	—	$—	$250,000

Secured fixed rate debt
206 East 9th Street	5.69%	1/5/2021	$25,433	$26,000
			$25,433	$276,000
Unamortized net premiums, discounts and deferred financing fees			258	(1,045)
			$25,691	$274,955

Unsecured Revolving Credit Facility and Term Loan:
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

Debt Covenants:

After the redemption of all $250.0 million of our 5.875% senior unsecured notes due 2020 on June 28, 2019, we no longer have any notes outstanding under our public debt indenture and related supplements, collectively the Indenture, and we are no longer required to maintain the financial ratio covenants prescribed in the Indenture. As a result, we are no longer rated by the debt rating agencies.

Senior Unsecured Notes:

On June 28, 2019, we redeemed all $250.0 million of our 5.875% senior unsecured notes due 2020 and recognized a loss on early extinguishment of debt of $6.4 million for the year ended December 31, 2019 from prepayment fees, the write off of unamortized deferred financing fees and the write off of an unamortized discount.

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

Mortgage Notes Payable:

At December 31, 2019, one of our properties with an aggregate net book value of $43.2 million had a secured mortgage note totaling $25.7 million (including a net premium and unamortized deferred financing fees) maturing in 2021.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Required Principal Payments:
The required principal payments due during the next five years and thereafter under our outstanding debt at December 31, 2019 are as follows (in thousands):

2020	$597
2021	24,836
2022	—
2023	—
2024	—
Thereafter	—
$25,433

Note 8.  Shareholders’ Equity

Common Share Issuances:

See Note 12 for information regarding equity issuances related to share-based compensation.

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

During the year ended December 31, 2019, we did not purchase any common shares under our common share repurchase program. During the year ended December 31, 2018, we purchased and retired 2,970,209 of our common shares at a weighted average price of $29.67 per share for a total investment of $88.1 million, of which $69.0 million was under the March 2017 authorization and $19.1 million was under the March 2018 authorization. During the year ended December 31, 2017, we did not purchase any common shares under our common share repurchase program. The $150.0 million of remaining authorization available under our share repurchase program as of December 31, 2019 is scheduled to expire on March 13, 2020.

During the years ended December 31, 2019, 2018 and 2017, certain of our employees surrendered 168,327, 193,521 and 43,329 common shares owned by them, respectively, to satisfy their statutory tax withholding obligations in connection with the vesting of such common shares.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Share and Unit Distributions:

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

We did not pay any cash distributions to our common shareholders in 2017.

The following characterizes distributions paid per common share for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017
Ordinary income	50.3%	100.0%	—%
Return of capital	—%	—%	—%
Capital gain	46.9%	—%	—%
Unrecaptured Section 1250 gain	2.8%	—%	—%
	100.0%	100.0%	—%

Series D Preferred Shares:
Each of our 4,915,196 series D cumulative convertible preferred shares accrue dividends of $1.625, or 6.50% per annum of the liquidation amount, payable in equal quarterly payments. Our series D preferred shares are convertible, at the holder's option, into our common shares at a conversion rate of 0.5813 common shares per series D preferred share, which is equivalent to a conversion price of $43.01 per common share, or 2,857,203 additional common shares at December 31, 2019. The conversion rate changed from 0.5215 to 0.5813 common shares per series D preferred share effective October 8, 2019 as a result of the common share distribution declared by our Board of Trustees in 2019. The conversion rate changed from 0.480775 to 0.5215 common shares per series D preferred share effective October 10, 2018 as a result of the common share distribution declared by our Board of Trustees in 2018.
If our common shares trade at or above the then applicable conversion price, we may, at our option, convert some or all of the series D preferred shares into common shares at the then applicable conversion rate. If a fundamental change occurs, which generally will be deemed to occur upon a change in control or a termination of trading of our common shares (or other equity securities into which our series D preferred shares are then convertible), holders of our series D preferred shares will have a special right to convert their series D preferred shares into a number of our common shares per $25.00 liquidation preference, plus accrued and unpaid distributions, divided by 98% of the average closing market price of our common shares for a specified period before such event is effective, unless we exercise our right to repurchase these series D preferred shares for cash, at a purchase price equal to 100% of their liquidation preference, plus accrued and unpaid distributions. The issuance of a large number of common shares as a result of the exercise of this conversion right after a fundamental change may have a dilutive effect on net income attributable to Equity Commonwealth common shareholders per share for future periods. As of December 31, 2019, we had 4,915,196 outstanding series D preferred shares that were convertible into 2,857,203 of our common shares.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Preferred Share Distributions:

Under our governing documents and Maryland law, distributions to our shareholders are to be authorized and declared by our Board of Trustees. In 2019, our Board of Trustees declared distributions on our series D preferred shares to date as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
January 11, 2019	January 30, 2019	February 15, 2019	$0.40625
April 11, 2019	April 29, 2019	May 15, 2019	$0.40625
July 12, 2019	July 30, 2019	August 15, 2019	$0.40625
October 11, 2019	October 31, 2019	November 15, 2019	$0.40625

The following characterizes distributions paid per preferred share for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017
Ordinary income	50.3%	100.0%	—%
Return of capital	—%	—%	100.00%
Capital gain	46.9%	—%	—%
Unrecaptured Section 1250 gain	2.8%	—%	—%
	100.0%	100.0%	100.00%

Note 9.  Noncontrolling Interest

Noncontrolling interest represents the portion of the units in the Operating Trust not beneficially owned by the Company. An OP Unit and a share of our common stock have essentially the same economic characteristics. Distributions with respect to OP Units will generally mirror distributions with respect to the Company’s common shares. Unitholders (other than the Company) generally have the right, commencing six months from the date of issuance of such OP Units, to cause the Operating Trust to redeem their OP Units in exchange for cash or, at the option of the Company, common shares of the Company on a one-for-one basis. As sole trustee, the Company will have the sole discretion to elect whether the redemption right will be satisfied by the Company in cash or the Company’s common shares. As a result, the Noncontrolling interest is classified as permanent equity. As of December 31, 2019, the portion of the Operating Trust not beneficially owned by the Company is in the form of OP Units and LTIP Units (see Note 12 for a description of LTIP Units). LTIP Units may be subject to additional vesting requirements.

The following table presents the changes in Equity Commonwealth’s issued and outstanding common shares and units for the year ended December 31, 2019:

	Common Shares	OP Units and LTIP Units	Total
Outstanding at January 1, 2019	121,572,155	45,720	121,617,875
Repurchase of shares	(168,327)	—	(168,327)
Restricted share grants, time-based LTIP Unit grants and vested restricted stock units, net of forfeitures	520,371	2,940	523,311
Outstanding at December 31, 2019	121,924,199	48,660	121,972,859
Noncontrolling ownership interest in the Operating Trust			0.04%

The carrying value of the Noncontrolling interest is allocated based on the number of OP Units and LTIP Units in proportion to the number of OP Units and LTIP Units plus the number of common shares. We adjust the noncontrolling interest balance at the end of each period to reflect the noncontrolling partners’ interest in the net assets of the Operating Trust.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net income is allocated to the Noncontrolling interest in the Operating Trust based on the weighted average ownership percentage during the period. Equity Commonwealth’s weighted average ownership interest in the Operating Trust was 99.96%, 99.96% and 99.97%, respectively, for the years ended December 31, 2019, 2018 and 2017.

Note 10.  Cumulative Other Comprehensive Loss

The following tables present the amounts recognized in cumulative other comprehensive loss for the years ended December 31, 2019 and 2018 (in thousands):

Unrealized Loss on Marketable Securities
Balance as of January 1, 2019	$(342)

Other comprehensive income	342

Balance as of December 31, 2019	$—

	Unrealized Loss on Derivative Instruments	Unrealized Gain (Loss) on Marketable Securities	Total
Balance as of January 1, 2018	$(456)	$361	$(95)

Amounts reclassified from cumulative other comprehensive loss to cumulative net income pursuant to a change in accounting principle	—	(1,902)	(1,902)

Other comprehensive income before reclassifications	84	1,199	1,283
Amounts reclassified from cumulative other comprehensive loss to net income	372	—	372
Net current period other comprehensive income	456	1,199	1,655

Balance as of December 31, 2018	$—	$(342)	$(342)

The following table presents reclassifications out of cumulative other comprehensive loss for the years ended December 31, 2019 and 2018 (in thousands):

	Amounts Reclassified from Cumulative Other Comprehensive Loss to Net Income
	Year Ended December 31,
Details about Cumulative Other Comprehensive Loss Components	2019	2018	Affected Line Items in the Statement of Operations
Interest rate cap contract	$—	$293	Interest and other income
Interest rate cap contract	—	79	Interest expense
	$—	$372

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.  Income Taxes

Our provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
State and local	$(284)	$(3,156)	$(500)

Deferred:
State and local	(1,000)	—	—

Income tax expense	$(1,284)	$(3,156)	$(500)

The tax expense recorded in the current period is primarily the result of the taxable gains from sales of properties during the years ended December 31, 2019 and 2018. During the year ended December 31, 2019, we recorded $1.6 million related to uncertain tax positions, as part of our income tax provision.
A reconciliation of our effective tax rate and the U.S. Federal statutory income tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Taxes at statutory U.S. federal income tax rate	21.00%	21.00%	35.00%
Dividends paid deduction and net operating loss utilization	(21.00)%	(21.00)%	(35.00)%
Federal taxes on built-in gain	—%	—%	—%
State and local income taxes	0.26%	1.14%	1.66%
Effective tax rate	0.26%	1.14%	1.66%

At December 31, 2019 and 2018, we had federal net operating loss, or NOL, carryforwards of approximately $25 million and $90 million, respectively. These amounts can be used to offset future taxable income, if any. The REIT will be entitled to utilize NOL carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. NOLs arising in taxable years ending before January 1, 2018 can generally be carried forward 20 years, with no carryforward limitation on NOLs generated after that date. Our NOL carryforwards expire in 2037.

Note 12. Share-Based Compensation
Equity Commonwealth 2015 Omnibus Incentive Plan (2015 Incentive Plan)

On June 16, 2015, at our 2015 annual meeting of shareholders, our shareholders approved the 2015 Incentive Plan. The 2015 Incentive Plan replaced the Equity Commonwealth 2012 Equity Compensation Plan (as amended, the 2012 Plan). The Board of Trustees approved the 2015 Incentive Plan, subject to shareholder approval, on March 18, 2015 (the Effective Date). On January 26, 2016, the Board of Trustees approved an amendment to the 2015 Incentive Plan to allow the Compensation Committee (Committee) to authorize in an award agreement a transfer of all or a part of certain equity awards not for value to a “family member” (as defined in the 2015 Incentive Plan). At our annual meeting of shareholders on June 20, 2019, our shareholders approved an amendment to the 2015 Incentive Plan to increase the number of common shares of beneficial interest authorized thereunder by 2,500,000. The following description of certain terms of the 2015 Incentive Plan is qualified in all respects by the terms of the 2015 Incentive Plan.

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

Shares Available for Issuance. Subject to adjustment as provided in the 2015 Incentive Plan, the maximum number of common shares of the Company that are available for issuance under the 2015 Incentive Plan is 5,750,000 shares.

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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2019 Equity Award Activity

During the year ended December 31, 2019, 384,811 RSUs vested, and, as a result, we issued 384,811 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations (see Note 8).
On June 20, 2019, in accordance with the Company’s compensation plan for independent Trustees, the Committee awarded each of the nine independent Trustees $0.1 million in restricted shares or time-based LTIP Units as part of their compensation for the 2019-2020 year of service on the Board of Trustees. These awards equated to 2,940 shares or time-based LTIP Units per Trustee, for a total of 23,520 shares and 2,940 time-based LTIP Units, valued at $34.01 per share and unit, the closing price of our common shares on the New York Stock Exchange, or the NYSE, on that day. These shares and time-based LTIP Units vest one year after the date of the award.
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
2018 Equity Award Activity

On October 28, 2018, 225,655 RSUs vested, and, as a result, we issued 225,655 common shares, prior to certain employees surrendering their common shares to satisfy statutory tax withholding obligations (see Note 8).
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

2017 Equity Award Activity

On November 8, 2017, 226,258 RSUs vested, and, as a result, we issued 226,258 common shares, prior to certain employees surrendering their common shares to satisfy statutory tax withholding obligations (see Note 8).
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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Outstanding Equity Awards

The table below presents a summary of restricted share, RSU and LTIP Unit activity for the years ended December 31, 2019, 2018 and 2017:

	Number of Restricted Shares and Time-Based LTIP Units	Weighted Average Grant Date Fair Value	Number of RSUs and Market-Based LTIP Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	752,209	$26.79	2,572,768	$15.75
Granted	144,192	31.51	585,967	15.97
Vested	(217,449)	27.97	(226,258)	15.99
Not earned(1)	—	—	(800,530)	15.99
Outstanding at December 31, 2017	678,952	$27.41	2,131,947	$15.69
Granted	154,209	30.05	634,628	14.90
Vested	(407,273)	27.06	(367,260)	15.79
Not earned(1)	—	—	(352,671)	15.47
Outstanding at December 31, 2018	425,888	$28.70	2,046,644	$15.47
Granted	138,819	32.20	568,609	15.91
Vested	(164,074)	28.60	(384,811)	15.53
Not earned(1)	—	—	(225,654)	15.57
Forfeited	(319)	31.08	(1,613)	15.56
Outstanding at December 31, 2019	400,314	$29.95	2,003,175	$15.57
(1) The table presents the maximum number of shares issued or issuable from outstanding equity awards. RSUs and market-based LTIP Units not earned are the shares market-based award recipients do not receive based on the performance measurement completed at the end of the performance period.
The 400,314 unvested restricted shares and time-based LTIP Units as of December 31, 2019 are scheduled to vest as follows: 144,234 shares/units in 2020, 114,919 shares/units in 2021, 86,959 shares/units in 2022 and 54,202 shares/units in 2023. As of December 31, 2019, the estimated future compensation expense for all unvested restricted shares and time-based LTIP Units was $5.9 million. Compensation expense for the restricted share and time-based LTIP Units is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares and time-based LTIP Units is approximately 2.2 years.
As of December 31, 2019, the estimated future compensation expense for all unvested RSUs and market-based LTIP Units was $11.7 million. The weighted average period over which the future compensation expense will be recorded for the RSUs and market-based LTIP Units is approximately 2.1 years.
The assumptions and fair values for the RSUs and market-based LTIP Units granted for the years ended December 31, 2019, 2018 and 2017 are included in the following table on a per share and unit basis.

	2019	2018	2017
Fair value of RSUs and market-based LTIP Units granted at the target amount	$39.65	$37.13	$39.81
Fair value of RSUs and market-based LTIP Units granted at the maximum amount	$15.91	$14.90	$15.97
Expected term (years)	4	4	4
Expected volatility	13.98%	15.74%	17.30%
Expected dividend yield	—%	1.68%	1.59%
Risk-free rate	2.52%	2.26%	1.49%

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years ended December 31, 2019, 2018 and 2017, we recorded $14.4 million, $19.7 million and $21.4 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our Trustees, officers and employees related to our equity compensation plans. Forfeitures are recognized as they occur. At December 31, 2019, 2,859,628 shares/units remain available for issuance under the 2015 Incentive Plan.

Note 13.  Defined Contribution Plan

We have a defined contribution plan that covers employees meeting eligibility requirements. We match 100% of the first 3% of compensation that an employee elects to defer plus 50% of compensation that an employee elects to defer exceeding 3% but not exceeding 5%, subject to a maximum of $8,000. The Company’s matching contribution vests immediately. The Company's contributions were $0.2 million, $0.3 million and $0.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 14.  Fair Value of Assets and Liabilities

As of December 31, 2019, we do not have any assets or liabilities measured at fair value. The table below presents certain of our assets and liabilities measured at fair value during 2018, categorized by the level of inputs used in the valuation of each asset and liability (dollars in thousands):

		Fair Value at December 31, 2018 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements:
Marketable securities	$249,602	$249,602	$—	$—

Properties Held and Used

As part of our office repositioning strategy adopted by our Board of Trustees, and pursuant to our accounting policy, in 2018, we evaluated the recoverability of the carrying values of each of the real estate assets that comprised our portfolio and determined that due to the shortening of the expected periods of ownership as a result of the office repositioning strategy and current estimates of market value less estimated costs to sell, it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio to their estimated fair values. We anticipated the potential disposition of certain properties prior to the end of their remaining useful lives. As a result, in the first quarter of 2018, we recorded an impairment charge related to 777 East Eisenhower Parkway and 97 Newberry Road of $12.1 million in accordance with our impairment analysis procedures. We determined this impairment based on independent third party broker information, which are level 3 inputs according to the fair value hierarchy established in ASC 820. We reduced the aggregate carrying value of these properties from $41.8 million to their estimated fair value less estimated costs to sell of $29.7 million. These properties were sold in 2018 (see Note 3 for additional information). We evaluated each of our properties and determined there were no additional valuation adjustments necessary at December 31, 2019 or 2018.

Financial Instruments

In addition to the assets described in the above table, our financial instruments include our cash and cash equivalents, restricted cash, senior unsecured debt and mortgage notes payable.  At December 31, 2019 and 2018, the fair value of these additional financial instruments were not materially different from their carrying values, except as follows (in thousands):

	December 31, 2019		December 31, 2018
	Principal Balance	Fair Value	Principal Balance	Fair Value
Senior unsecured debt and mortgage note payable	$25,433	$26,071	$276,000	$283,214

The fair values of our senior notes were based on quoted market prices (level 2 inputs) and the fair value of our mortgage note payable is based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads (level 3 inputs).

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable. As of December 31, 2019, we have one tenant, Expedia, Inc., that is responsible for 16.5% of our consolidated revenues, and no other single tenant of ours is responsible for more than 5.0% of our consolidated revenues (see Note 16).

Note 15.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator for earnings per common share - basic:
Net income	$492,866	$272,908	$29,666
Net income attributable to noncontrolling interest	(186)	(95)	(10)
Preferred distributions	(7,988)	(7,988)	(7,988)
Numerator for net income per share - basic	$484,692	$264,825	$21,668

Numerator for earnings per common share - diluted:
Net income	$492,866	$272,908	$29,666
Net income attributable to noncontrolling interest	(186)	(95)	—
Preferred distributions	—	(7,988)	(7,988)
Numerator for net income per share - diluted	$492,680	$264,825	$21,678

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic(1)	122,091	122,314	124,125
RSUs(2)	1,138	956	912
LTIP Units(3)	174	115	92
Series D preferred shares; 6.50% cumulative convertible(4)	2,857	—	—
Weighted average number of common shares outstanding - diluted	126,260	123,385	125,129

Net income per common share attributable to Equity Commonwealth common shareholders:
Basic	$3.97	$2.17	$0.17
Diluted	$3.90	$2.15	$0.17

Anti-dilutive securities:
Effect of Series D preferred shares; 6.50% cumulative convertible(4)	—	2,563	2,363
Effect of LTIP Units	33	43	—
Effect of OP Units(5)	14	1	—

(1) The years ended December 31, 2019, 2018 and 2017, include 210, 308, and 33 weighted-average, unvested, earned RSUs, respectively.
(2) Represents weighted-average number of common shares that would have been issued if the year-end was the measurement date for unvested, unearned RSUs.
(3) Represents the weighted-average dilutive shares issuable from LTIP Units if the year-end was the measurement date for the periods shown.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) The Series D preferred shares are excluded from the diluted earnings per share calculation for the years ended December 31, 2018 and 2017 because including the Series D preferred shares would also require that the preferred distributions be added back to net income, resulting in anti-dilution.
(5) Beneficial interests in the Operating Trust.

Note 16.  Segment Information

Our primary business is the ownership and operation of office properties, and we currently have one reportable segment.  More than 90% of our revenues for the year ended December 31, 2019 are from office properties. For the year ended December 31, 2019, Expedia, Inc. individually accounted for 16.5% of our consolidated revenues.

Note 17.  Related Person Transactions

The following discussion includes a description of our related person transactions for the years ended December 31, 2019, 2018 and 2017.

Two North Riverside Plaza Joint Venture Limited Partnership: We have a lease with Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman, to occupy office space on the twentieth and twenty-first floors of Two North Riverside Plaza in Chicago, Illinois (20th/21st Floor Office Lease). The initial term of the lease is approximately five years, expiring December 2020, with one 5-year renewal option. We made improvements to the office space utilizing the $0.7 million tenant improvement allowance pursuant to the lease. In connection with the 20th/21st Floor Office Lease, we also have a storage lease with Two North Riverside Plaza Joint Venture Limited Partnership for storage space in the basement of Two North Riverside Plaza. The storage lease expires December 31, 2020; however, each party has the right to terminate on 30 days' prior written notice. During the years ended December 31, 2019, 2018 and 2017, we recognized expense of $0.9 million, $0.8 million and $0.8 million, respectively, pursuant to the 20th/21st Floor Office Lease and the related storage lease. The future minimum lease payments scheduled to be paid by us during the current terms of this lease as of December 31, 2019 are $0.9 million in 2020. As of December 31, 2019 and 2018, we did not have any amounts due to Two North Riverside Plaza Joint Venture Limited Partnership pursuant to the 20th/21st Floor Office Lease and the related storage space.

Note 18. Selected Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly results of operations for 2019 and 2018 (dollars in thousands):

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$41,752	$33,368	$26,735	$25,995
Net income attributable to Equity Commonwealth common shareholders	208,521	240,289	21,889	13,993
Net income attributable to Equity Commonwealth common shareholders per share—basic	1.71	1.97	0.18	0.11
Net income attributable to Equity Commonwealth common shareholders per share—diluted	1.67	1.93	0.18	0.11

The decrease in the second, third and fourth quarter 2019 total revenues is primarily attributable to properties sold in the first and second quarters of 2019. The first and second quarter 2019 net income attributable to Equity Commonwealth common shareholders was primarily attributable to the gain on sale of properties of $193.0 million and $227.2 million, respectively.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The decrease in the second, third and fourth quarter 2018 total revenues is primarily attributable to properties sold in the first and second quarters of 2018. The first quarter 2018 net income attributable to Equity Commonwealth common shareholders was primarily attributable to the gain on sale of properties of $205.2 million.

Note 19.  Subsequent Events

On January 10, 2020, we announced that our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on February 18, 2020 to shareholders of record on January 30, 2020.

On February 12, 2020, we sold our 0.3 million square foot property at 109 Brookline Avenue for a gross sale price of $270.0 million.

On February 12, 2020, we entered into a contract to sell our 0.4 million square foot property at 333 108th Avenue NE for a gross sale price of $401.5 million. This transaction is subject to customary closing extensions and conditions, and there is no certainty that this transaction will close.

EQUITY COMMONWEALTH
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(dollars in thousands)

				Initial Cost to Company				Cost Amount Carried at Close of Period
Property	City	State	Encumbrances(1)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition, Net	Impairment/Write Downs	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation(3)	Date Acquired	Original Construction Date
1225 Seventeenth Street	Denver	CO	$—	$22,400	$110,090	$35,357	$(2,751)	$22,400	$142,696	$165,096	$40,542	6/24/2009	1982
1250 H Street, NW	Washington	DC	—	5,975	53,778	16,646	(719)	5,975	69,705	75,680	35,902	6/23/1998	1992
Georgetown-Green and Harris Buildings	Washington	DC	—	24,000	35,979	2,319	—	24,000	38,298	62,298	9,408	9/3/2009	1960;1975
109 Brookline Avenue	Boston	MA	—	3,168	30,397	19,149	(1,397)	3,168	48,149	51,317	23,248	9/28/1995	1915
206 East 9th Street	Austin	TX	25,433	7,900	38,533	5,996	(655)	7,900	43,874	51,774	8,560	5/31/2012	1984
Bridgepoint Square	Austin	TX	—	7,784	70,526	25,382	(1,323)	7,784	94,585	102,369	48,381	12/5/1997	1986;1996; 1997
333 108th Avenue NE	Bellevue	WA	—	14,400	136,412	2,808	(33)	14,400	139,187	153,587	36,659	11/12/2009	2008
			$25,433	$85,627	$475,715	$107,657	$(6,878)	$85,627	$576,494	$662,121	$202,700

S-1

EQUITY COMMONWEALTH
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(dollars in thousands)

Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at January 1, 2017	$2,856,890	$755,255
Additions	55,041	71,979
Loss on asset impairment	(6,711)	—
Properties classified to held for sale	(138,130)	(62,064)
Disposals	(1,019,479)	(314,452)
Balance at December 31, 2017	1,747,611	450,718
Additions	58,618	39,161
Loss on asset impairment	(12,032)	—
Disposals	(654,555)	(113,911)
Balance at December 31, 2018	1,139,642	375,968
Additions	13,895	22,697
Disposals	(491,416)	(195,965)
Balance at December 31, 2019	$662,121	$202,700

(1)Excludes net unamortized premiums and net unamortized deferred financing costs.
(2)Excludes value of real estate intangibles. Aggregate cost for federal income tax purposes is approximately $659,483.
(3)Depreciation is calculated using the straight line method over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property.

S-2