Form 10-Q
period 2020-03-31
Equity Commonwealth
filed 2020-05-05
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-9317
EQUITY COMMONWEALTH
(Exact Name of Registrant as Specified in Its Charter)

Maryland	04-6558834
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Two North Riverside Plaza, Suite 2100, Chicago, IL	60606
(Address of Principal Executive Offices)	(Zip Code)
(312) 646-2800
(Registrant’s Telephone Number, Including Area Code)

 Securities registered pursuant to Section 12(b) of the Exchange Act:

Title Of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Shares of Beneficial Interest	EQC	The New York Stock Exchange
6.50% Series D Cumulative Convertible Preferred Shares of Beneficial Interest	EQCpD	The New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of May 1, 2020:  121,502,520.

EQUITY COMMONWEALTH

FORM 10-Q

March 31, 2020

EXPLANATORY NOTE

References in this Quarterly Report on Form 10-Q to the Company, EQC, we, us or our, refer to Equity Commonwealth and its consolidated subsidiaries as of March 31, 2020, unless the context indicates otherwise.

i

PART I.      Financial Information

Item 1.         Financial Statements.
EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	March 31, 2020	December 31, 2019
		(audited)
ASSETS
Real estate properties:
Land	$44,060	$85,627
Buildings and improvements	351,880	576,494
	395,940	662,121
Accumulated depreciation	(136,836)	(202,700)
	259,104	459,421
Assets held for sale	55,941	—
Cash and cash equivalents	3,348,349	2,795,642
Restricted cash	3,174	5,003
Rents receivable	14,964	19,554
Other assets, net	22,525	39,757
Total assets	$3,704,057	$3,319,377

LIABILITIES AND EQUITY
Mortgage notes payable, net	$25,487	$25,691
Liabilities related to properties held for sale	81	—
Accounts payable, accrued expenses and other	25,966	37,153
Rent collected in advance	2,118	3,127
Distributions payable	5,791	7,534
Total liabilities	59,443	73,505

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6.50% cumulative convertible; 4,915,196 shares issued and outstanding, aggregate liquidation preference of $122,880	119,263	119,263
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 121,502,520 and 121,924,199 shares issued and outstanding, respectively	1,215	1,219
Additional paid in capital	4,285,266	4,313,831
Cumulative net income	3,788,413	3,363,654
Cumulative common distributions	(3,852,856)	(3,851,666)
Cumulative preferred distributions	(703,721)	(701,724)
Total shareholders’ equity	3,637,580	3,244,577
Noncontrolling interest	7,034	1,295
Total equity	3,644,614	3,245,872
Total liabilities and equity	$3,704,057	$3,319,377
See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental revenue	$17,143	$38,890
Other revenue	1,677	2,862
Total revenues	18,820	41,752
Expenses:
Operating expenses	8,761	15,780
Depreciation and amortization	5,114	8,585
General and administrative	10,604	12,096
Total expenses	24,479	36,461
Interest and other income, net	11,895	17,775
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $(56) and $165, respectively)	(309)	(4,206)
Gain on sale of properties, net	419,620	193,037
Income before income taxes	425,547	211,897
Income tax expense	(40)	(1,300)
Net income	425,507	210,597
Net income attributable to noncontrolling interest	(748)	(79)
Net income attributable to Equity Commonwealth	424,759	210,518
Preferred distributions	(1,997)	(1,997)
Net income attributable to Equity Commonwealth common shareholders	$422,762	$208,521

Weighted average common shares outstanding — basic	122,148	121,960
Weighted average common shares outstanding — diluted	126,605	125,822
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$3.46	$1.71
Diluted	$3.35	$1.67

See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$425,507	$210,597

Other comprehensive income, net of tax:
Unrealized gain on marketable securities	—	342
Total comprehensive income	425,507	210,939
Comprehensive income attributable to the noncontrolling interest	(748)	(79)
Total comprehensive income attributable to Equity Commonwealth	$424,759	$210,860

See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands, except share data)
(unaudited)

	Equity Commonwealth Shareholders
	Series D Preferred Shares			Common Shares
	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Noncontrolling Interest	Total
Balance at January 1, 2020	4,915,196	$119,263	$(701,724)	121,924,199	$1,219	$(3,851,666)	$4,313,831	$3,363,654	$1,295	$3,245,872
Net income	—	—	—	—	—	—	—	424,759	748	425,507
Repurchase of shares	—	—	—	(894,466)	(9)	—	(26,872)	—	—	(26,881)
Share-based compensation	—	—	—	472,787	5	—	2,953	—	345	3,303
Distributions	—	—	(1,997)	—	—	(1,190)	—	—	—	(3,187)
Adjustment for noncontrolling interest	—	—	—	—	—	—	(4,646)	—	4,646	—
Balance at March 31, 2020	4,915,196	$119,263	$(703,721)	121,502,520	$1,215	$(3,852,856)	$4,285,266	$3,788,413	$7,034	$3,644,614

See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(amounts in thousands, except share data)
(unaudited)

	Equity Commonwealth Shareholders
	Series D Preferred Shares			Common Shares
	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at January 1, 2019	4,915,196	$119,263	$(693,736)	121,572,155	$1,216	$(3,420,548)	$4,305,974	$2,870,974	$(342)	$1,197	$3,183,998
Net income	—	—	—	—	—	—	—	210,518	—	79	210,597
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	342	—	342
Repurchase of shares	—	—	—	(163,913)	(2)	—	(5,340)	—	—	—	(5,342)
Share-based compensation	—	—	—	491,383	5	—	3,585	—	—	337	3,927
Distributions	—	—	(1,997)	—	—	36	—	—	—	—	(1,961)
Adjustment for noncontrolling interest	—	—	—	—	—	—	341	—	—	(341)	—
Balance at March 31, 2019	4,915,196	$119,263	$(695,733)	121,899,625	$1,219	$(3,420,512)	$4,304,560	$3,081,492	$—	$1,272	$3,391,561

See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$425,507	$210,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,382	7,403
Net amortization of debt discounts, premiums and deferred financing fees	(56)	165
Straight line rental income	198	(837)
Amortization of acquired real estate leases	—	53
Other amortization	732	1,034
Amortization of right-of-use asset	189	181
Share-based compensation	3,303	3,927
Net gain on sale of properties	(419,620)	(193,037)
Change in assets and liabilities:
Rents receivable and other assets	(733)	(6,815)
Accounts payable, accrued expenses and other	(1,128)	(8,030)
Rent collected in advance	(996)	(1,871)
Net cash provided by operating activities	11,778	12,770

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(1,540)	(14,340)
Proceeds from sale of properties, net	572,599	427,379
Proceeds from maturity of marketable securities	—	250,000
Net cash provided by investing activities	571,059	663,039

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common shares	(26,881)	(5,342)
Payments on borrowings	(148)	(143)
Distributions to common shareholders	(1,936)	(1,160)
Distributions to preferred shareholders	(1,997)	(1,997)
Distributions to holders of noncontrolling interest	(997)	—
Net cash used in financing activities	(31,959)	(8,642)

Increase in cash, cash equivalents, and restricted cash	550,878	667,167
Cash, cash equivalents, and restricted cash at beginning of period	2,800,645	2,404,101
Cash, cash equivalents, and restricted cash at end of period	$3,351,523	$3,071,268
See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$366	$7,714
Taxes refunded, net	(2,045)	(2)

NON-CASH INVESTING ACTIVITIES:
Recognition of right-of-use asset and lease liability	$—	$1,503
Accrued capital expenditures	$1,071	$2,907

NON-CASH FINANCING ACTIVITIES:
Distributions payable	$5,791	$2,872

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,
	2020	2019
Cash and cash equivalents	$3,348,349	$3,069,501
Restricted cash	3,174	1,767
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$3,351,523	$3,071,268

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

Since that time, the Company has conducted and intends to continue to conduct substantially all of its activities through the Operating Trust. The Company beneficially owned 99.81% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust, or OP Units, as of March 31, 2020, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.

At March 31, 2020, our portfolio, excluding one property held for sale, consisted of 4 properties (8 buildings), with a combined 1.5 million square feet. As of March 31, 2020, we had $3.3 billion of cash and cash equivalents.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of EQC have been prepared without audit.  Certain information and footnote disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are appropriate.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K, or our Annual Report, for the year ended December 31, 2019.  Capitalized terms used, but not defined in this Quarterly Report, have the same meanings as in our Annual Report.

In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances with or among our subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

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

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements of FASB Accounting Standards Codification, or ASC, 820. This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. We adopted ASU 2018-13 on January 1, 2020, and the adoption did not have a material impact on our consolidated financial statements.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires more timely recognition of credit losses associated with financial assets. This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. We adopted ASU 2016-13 on January 1, 2020, and the adoption did not have a material impact on our consolidated financial statements.

Note 3.  Real Estate Properties

During the three months ended March 31, 2020 and 2019, we made improvements, excluding tenant-funded improvements, to our properties totaling $1.2 million and $3.7 million, respectively.

Properties Held for Sale:

We classify all properties that meet the criteria outlined in FASB ASC 360, Property, Plant and Equipment as held for sale on our condensed consolidated balance sheets.  As of December 31, 2019, we did not have any properties classified as held for sale. As of March 31, 2020, we classified the Georgetown-Green and Harris Buildings as held for sale. This sale is scheduled to close in the second quarter of 2020.

Summarized balance sheet information for the Georgetown-Green and Harris Buildings is as follows (in thousands):

March 31, 2020
Real estate properties	$52,819
Rents receivable	749
Other assets, net	2,373
Assets held for sale	$55,941

Accounts payable and accrued expenses	$68
Rent collected in advance	13
Liabilities related to properties held for sale	$81

Property Dispositions:

During the three months ended March 31, 2020, we sold the following properties, which did not represent strategic shifts under ASC Topic 205 (dollars in thousands):

Property	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sale Price(1)	Gain on Sale
109 Brookline Avenue	February 2020	1	1	285,556	$270,000	$225,190
333 108th Avenue NE(2)	March 2020	1	1	435,406	401,500	194,424
		2	2	720,962	$671,500	$419,614

(1)Gross sale price is before credits, primarily for contractual lease costs, and transfer taxes.
(2)The sale represents an individually significant disposition. The operating results of this property are included in continuing operations for all periods presented through the date of sale. Net income related to this property was $193.1 million (of which $194.4 million related to the gain on sale) and $3.6 million for the three months ended March 31, 2020 and 2019, respectively.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the three months ended March 31, 2019, we sold the following property, which did not represent a strategic shift under ASC Topic 205 (dollars in thousands):

Property	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sale Price(1)	Gain on Sale
1735 Market Street (2)	March 2019	1	1	1,286,936	$451,600	$192,985

(1)Gross sale price is before credits for capital costs, contractual lease costs and rent abatements.
(2)Certain of our subsidiaries sold 100.0% of the equity interests in the fee simple owner of this property. The sale represents an individually significant disposition. The operating results of this property are included in continuing operations for all periods presented through the date of sale. Net income related to this property was $197.1 million (of which $193.0 million related to the gain on sale) for the three months ended March 31, 2019.

Lease Payments

Rental revenue consists of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Lease payments	$11,770	$27,905
Variable lease payments	5,373	10,985
Rental revenue	$17,143	$38,890

Note 4.  Indebtedness

Mortgage Note Payable:

At March 31, 2020, one of our properties with an aggregate net book value of $42.8 million had a secured mortgage note totaling $25.5 million (including a net premium and unamortized deferred financing fees) maturing in 2021.

Note 5.  Shareholders’ Equity

Common Share Issuances:

See Note 8 for information regarding equity issuances related to share-based compensation.

Common Share Repurchases:

On March 13, 2019, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares over the twelve months following the date of authorization. In March 2020, this share repurchase authorization, of which $129.2 million was not utilized, expired. On March 10, 2020, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the twelve months following the date of authorization. During the three months ended March 31, 2020, we repurchased 711,000 of our common shares under the March 2019 authorization, at a weighted average price of $29.31 per share, for a total investment of $20.8 million. The $150.0 million of remaining authorization available under our share repurchase program as of March 31, 2020 is scheduled to expire on March 10, 2021.

During the three months ended March 31, 2020 and 2019, certain of our employees surrendered 183,466 and 163,913 common shares owned by them, respectively, to satisfy their statutory tax withholding obligations in connection with the vesting of such common shares.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Common Share and Unit Distribution:

On September 24, 2019, our Board of Trustees declared a special, one-time cash distribution of $3.50 per common share/unit to shareholders/unitholders of record on October 7, 2019. On October 23, 2019, we paid this distribution to such shareholders/unitholders in the aggregate amount of $427.7 million. In February 2020, the number of earned awards for certain recipients of the Company’s restricted stock units and market-based LTIP Units was determined. Pursuant to the terms of such awards, we paid a one-time catch-up cash distribution of $3.50 per common share/unit to these recipients in the aggregate amount of $2.9 million upon such determination.

Preferred Share Distributions:

In 2020, our Board of Trustees declared distributions on our series D preferred shares to date as follows:

Declaration Date	Record Date	Payment Date	Series D Dividend Per Share
January 10, 2020	January 30, 2020	February 18, 2020	$0.40625
April 9, 2020	April 29, 2020	May 15, 2020	$0.40625

Note 6.  Noncontrolling Interest

Noncontrolling interest represents the portion of the OP Units not beneficially owned by the Company. The ownership of an OP Unit and a common share of beneficial interest have essentially the same economic characteristics. Distributions with respect to OP Units will generally mirror distributions with respect to the Company’s common shares. Unitholders (other than the Company) generally have the right, commencing six months from the date of issuance of such OP Units, to cause the Operating Trust to redeem their OP Units in exchange for cash or, at the option of the Company, common shares of the Company on a one-for-one basis. As sole trustee, the Company has the sole discretion to elect whether the redemption right will be satisfied by the Company in cash or the Company’s common shares. As a result, the Noncontrolling interest is classified as permanent equity. As of March 31, 2020, the portion of the Operating Trust not beneficially owned by the Company is in the form of OP Units and LTIP Units (see Note 8 for a description of LTIP Units). LTIP Units may be subject to additional vesting requirements.

The following table presents the changes in Equity Commonwealth’s issued and outstanding common shares and units for the three months ended March 31, 2020:

	Common Shares	OP Units and LTIP Units	Total
Outstanding at January 1, 2020	121,924,199	48,660	121,972,859
Repurchase of shares	(894,466)	—	(894,466)
Share-based compensation grants and vesting, net of forfeitures	472,787	186,304	659,091
Outstanding at March 31, 2020	121,502,520	234,964	121,737,484
Noncontrolling ownership interest in the Operating Trust			0.19%

The carrying value of the Noncontrolling interest is allocated based on the number of OP Units and LTIP Units in proportion to the number of OP Units and LTIP Units plus the number of common shares. We adjust the Noncontrolling interest balance at the end of each period to reflect the noncontrolling partners’ interest in the net assets of the Operating Trust. Net income is allocated to the Noncontrolling interest in the Operating Trust based on the weighted average ownership percentage during the period. Equity Commonwealth’s weighted average ownership interest in the Operating Trust was 99.87% for the three months ended March 31, 2020.

Note 7.  Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and are generally not subject to federal and state income taxes provided we distribute a sufficient amount of our taxable income to our shareholders and meet other requirements for qualifying as a REIT.  We are also subject to certain state and local taxes without regard to our REIT status.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our provision for income taxes consists of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Current:
State and local	$(40)	$(300)

Deferred:
State and local	—	(1,000)

Income tax expense	$(40)	$(1,300)

Note 8. Share-Based Compensation
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
2020 Equity Award Activity

During the three months ended March 31, 2020, 387,729 RSUs vested, and, as a result, we issued 387,729 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations (see Note 5).
On January 27, 2020, the Committee approved grants in the aggregate amount of 20,116 time-based LTIP Units, 40,841 market-based LTIP Units at target (101,796 market-based LTIP Units at maximum), 85,058 restricted shares and 172,697 RSUs at target (430,447 RSUs at maximum) to the Company’s officers, certain employees, an eligible consultant and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2019. The restricted shares and time-based LTIP Units were valued at $32.81 per share and per unit, the closing price of our common shares on the New York Stock

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Exchange (NYSE) on the grant date. The assumptions and fair value for the RSUs and market-based LTIP Units granted during the three months ended March 31, 2020 are included in the following table on a per share and per unit basis.

2020
Fair value of market-based awards granted	$40.17
Expected term (years)	4
Expected volatility	12.39%
Risk-free rate	1.41%

2019 Equity Award Activity

During the three months ended March 31, 2019, 379,024 RSUs vested, and, as a result, we issued 379,024 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations.
On January 29, 2019, the Committee approved grants in the aggregate amount of 112,359 restricted shares and 228,128 RSUs at target (568,609 RSUs at maximum) to the Company’s officers, certain employees and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2018. The restricted shares were valued at $31.77 per share, the closing price of our common shares on the NYSE on the grant date. The RSUs were valued at $39.65 per share, their fair value on the grant date.
Outstanding Equity Awards
As of March 31, 2020, the estimated future compensation expense for all unvested restricted shares and time-based LTIP Units was $8.3 million. Compensation expense for the restricted share and time-based LTIP Unit awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares and time-based LTIP units is approximately 2.8 years.
As of March 31, 2020, the estimated future compensation expense for all unvested RSUs and market-based LTIP Units was $18.1 million. The weighted average period over which the future compensation expense will be recorded for the RSUs and market-based LTIP Units is approximately 2.6 years.
During the three months ended March 31, 2020 and 2019, we recorded $3.3 million and $3.9 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our trustees and employees related to our equity compensation plans. Compensation expense recorded during the three months ended March 31, 2020 and 2019 includes $25,000 and $0.5 million, respectively, of accelerated vesting due to staffing reductions. Forfeitures are recognized as they occur. At March 31, 2020, 2,286,319 shares/units remain available for issuance under the Equity Commonwealth 2015 Omnibus Incentive Plan, as amended.

Note 9.  Fair Value of Assets and Liabilities

As of March 31, 2020, we do not have any assets or liabilities measured at fair value.

Financial Instruments

Our financial instruments include our cash and cash equivalents, restricted cash and mortgage note payable.  At March 31, 2020 and December 31, 2019, the fair value of these additional financial instruments was not materially different from their carrying values, except as follows (in thousands):

	March 31, 2020		December 31, 2019
	Principal Balance	Fair Value	Principal Balance	Fair Value
Mortgage note payable	$25,285	$25,285	$25,433	$26,071

The fair value of our mortgage note payable is based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads (level 3 inputs).

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable. As of March 31, 2020, no single tenant of ours is responsible for more than 5.0% of our consolidated revenues.

Note 10.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator for earnings per common share - basic:
Net income	$425,507	$210,597
Net income attributable to noncontrolling interest	(748)	(79)
Preferred distributions	(1,997)	(1,997)
Numerator for net income per share - basic	$422,762	$208,521

Numerator for earnings per common share - diluted:
Net income	$425,507	$210,597
Net income attributable to noncontrolling interests	(748)	(79)
Numerator for net income per share - diluted	$424,759	$210,518

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic(1)	122,148	121,960
RSUs(2)	1,524	1,124
LTIP Units(3)	76	175
Series D preferred shares; 6.50% cumulative convertible	2,857	2,563
Weighted average number of common shares outstanding - diluted	126,605	125,822

Net income per common share attributable to Equity Commonwealth common shareholders:
Basic	$3.46	$1.71
Diluted	$3.35	$1.67

Anti-dilutive securities:
Effect of LTIP Units	89	42
Effect of OP Units(4)	73	4

(1) The three months ended March 31, 2020 and 2019, include 177 and 187 weighted-average, unvested, earned RSUs, respectively.
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
(4) Beneficial interests in the Operating Trust.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11.  Segment Information

Our primary business is the ownership and operation of office properties, and we currently have one reportable segment.  One hundred percent of our revenues for the three months ended March 31, 2020 were from office properties.

Note 12.  Related Person Transactions

The following discussion includes a description of our related person transactions for the three months ended March 31, 2020 and 2019.

Two North Riverside Plaza Joint Venture Limited Partnership: We have a lease with Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman, to occupy office space on the twentieth and twenty-first floors of Two North Riverside Plaza in Chicago, Illinois (20th/21st Floor Office Lease). The initial term of the 20th/21st Floor Office Lease is approximately five years, expiring on December 31, 2020. We made improvements to the office space utilizing the $0.7 million tenant improvement allowance pursuant to the lease. In connection with the 20th/21st Floor Office Lease, we also have a storage lease with Two North Riverside Plaza Joint Venture Limited Partnership for storage space in the basement of Two North Riverside Plaza. The storage lease expires December 31, 2020; however, each party has the right to terminate on 30 days’ prior written notice. During the three months ended March 31, 2020 and 2019, we recognized expense of $0.2 million and $0.2 million, respectively, pursuant to the 20th/21st Floor Office Lease and the related storage space.

Note 13.  Subsequent Events

On April 9, 2020, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on May 15, 2020 to shareholders of record on April 29, 2020.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, and in our Annual Report.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the federal securities laws including, but not limited to, statements pertaining to our capital resources, portfolio performance, results of operations or anticipated market conditions, including our statements regarding the overall impact of COVID-19 on the foregoing to the extent we make any such statements. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are intended to be made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in our Annual Report and in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

OVERVIEW

We are an internally managed and self-advised REIT primarily engaged in the ownership and operation of office properties in the United States. We were formed in 1986 under Maryland law. The Company operates as what is commonly referred to as an UPREIT, conducting substantially all of its activities through the Operating Trust. As of March 31, 2020, the Company beneficially owned 99.81% of the outstanding OP Units.

At March 31, 2020, our portfolio, excluding one property held for sale, consisted of 4 properties (8 buildings), with a combined 1.5 million square feet and a total undepreciated book value of $395.9 million, and a depreciated book value of $259.1 million. As of March 31, 2020, we had $3.3 billion of cash and cash equivalents.

We use leasing and occupancy metrics to evaluate the performance of our properties. These metrics provide useful information to investors because they reflect the leasing activity and vacant space at the properties and may facilitate comparisons of our leasing and occupancy metrics with other REITs and real estate companies.

As of March 31, 2020, our overall portfolio was 90.8% leased. During the three months ended March 31, 2020, we entered into leases, excluding leasing activity for assets during the quarter in which the asset was sold or classified as held for sale, for 75,000 square feet, including lease renewals for 41,000 square feet and new leases for 34,000 square feet.  Renewal leases entered into during the three months ended March 31, 2020 had weighted average cash and GAAP rental rates that were approximately 0.1% higher and 13.2% higher, respectively, compared to prior rental rates for the same space, and new leases entered into during the three months ended March 31, 2020 had weighted average cash and GAAP rental rates that were approximately 3.3% lower and 19.9% higher, respectively, than prior rental rates for the same space.  The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatements, the magnitude and timing of contractual rent increases over the lease term, and the length of term for the newly executed leases compared to the prior leases. Percent change in GAAP and cash rents is a comparison of current rent, including estimated tenant expense reimbursements, if any, to the rent, including actual/projected tenant expense reimbursements, if any, last received for the same space on a GAAP and cash basis, respectively. Cash rent during the reporting period is calculated before deducting any initial period free rent. New leasing in suites vacant longer than two years was excluded from the calculation.

During the three months ended March 31, 2020, we sold two properties (two buildings) with a combined 0.7 million square feet for an aggregate gross sale price of $671.5 million.  For more information regarding these transactions, see Note 3 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As we have sold assets, our income from operations has declined.

We have engaged CBRE, Inc., or CBRE, to provide property management services for our properties. We pay CBRE a property-by-property management fee and may engage CBRE from time-to-time to perform project management services, such as coordinating and overseeing the completion of tenant improvements and other capital projects at the properties. We reimburse CBRE for certain expenses incurred in the performance of its duties, including certain personnel and equipment costs. For the three months ended March 31, 2020 and 2019, we incurred expenses of $1.0 million and $1.8 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a percentage of the properties’ revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of March 31, 2020 and December 31, 2019, we had amounts payable pursuant to these services of $0.4 million and $0.6 million, respectively.

In connection with repositioning our portfolio, we may sell additional properties, depending on market conditions. With the progress we have had executing dispositions, and the strength and liquidity of our balance sheet, we are in a position to increasingly shift our focus to capital allocation. We may use our capital for acquisitions and/or investments in new properties or businesses, repay debt, repurchase common shares or make distributions that further our long-term strategic goals.

The set of opportunities that we pursue in the future may include acquisitions and/or investments in office or non-office property types. We expect any efforts in the office sector to be primarily focused on multi-tenant office assets that can be acquired at a discount to replacement cost in markets and sub-markets with favorable long-term supply and demand fundamentals.

We may be unable to identify suitable investment opportunities. If we do not redeploy capital, we will strive to achieve a sale, liquidation or otherwise exit our business in one or more transactions in a manner that optimizes shareholder value. We are unable to predict if or when we will make a determination to sell, liquidate or otherwise exit our business.

Any capital allocation opportunities may be impacted by the evolving COVID-19 outbreak. Since first surfacing, the outbreak has spread throughout the world and has significantly impacted the United States. The pandemic has led to severe business disruptions throughout the US and the world, including a dramatic decline in economic activity generally. The duration of the business disruption is unknown at this time. We and the vast majority of our tenants are currently working remotely and are subject to government imposed stay-at-home orders and travel restrictions, and the disruption is adversely affecting our tenants’ businesses. For the month of April, in our comparable property portfolio, we collected 98% of contractual rents, including 3% from the application of security deposits and letters of credit. We currently are not able to estimate the full impact of the COVID-19 outbreak on our business. For more discussion on the COVID-19 outbreak, see Part II, Item 1A of this Quarterly Report on Form 10-Q.

Property Operations

Leased occupancy data for 2020 and 2019 are as follows (square feet in thousands):

	All Properties(1)		Comparable Properties(2)
	As of March 31,		As of March 31,
	2020	2019	2020	2019
Total properties	4	9	4	4
Total square feet	1,507	3,833	1,507	1,507
Percent leased(3)	90.8%	94.4%	90.8%	88.2%

(1)Excludes properties sold or classified as held for sale as of the end of the period.
(2)Based on properties owned continuously from January 1, 2019 through March 31, 2020, and excludes properties sold or classified as held for sale as of the end of the period.
(3)Percent leased is the percent of space subject to signed leases. Percent leased is disclosed to quantify the ratio of leased square feet to rentable square feet and provides useful information as to the proportion of rentable square feet subject to a lease.

The weighted average lease term based on square feet for leases entered into during the three months ended March 31, 2020 was 8.5 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for leases entered into during the three months ended March 31, 2020, excluding leasing activity for assets during the quarter in which the asset was sold or classified as held for sale, totaled $6.5 million, or $86.14 per square foot on average (approximately $10.16 per square foot per year of the lease term).

As of March 31, 2020, approximately 7.2% of our leased square feet and 8.5% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2020.  Renewal and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring for the remainder of 2020, that have not been backfilled, are slightly below market. Lease expirations by year, as of March 31, 2020, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring	Leased Square Feet Expiring(1)	% of Leased Square Feet Expiring(1)	Cumulative % of Leased Square Feet Expiring(1)	Annualized Rental Revenue Expiring(2)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2020	15	98	7.2%	7.2%	$4,930	8.5%	8.5%
2021	21	106	7.8%	15.0%	4,499	7.8%	16.3%
2022	12	119	8.7%	23.7%	6,078	10.5%	26.8%
2023	18	215	15.7%	39.4%	10,386	17.9%	44.7%
2024	14	201	14.7%	54.1%	9,129	15.7%	60.4%
2025	12	167	12.2%	66.3%	5,794	10.0%	70.4%
2026	8	80	5.8%	72.1%	3,611	6.2%	76.6%
2027	5	97	7.1%	79.2%	2,811	4.8%	81.4%
2028	3	59	4.3%	83.5%	2,913	5.0%	86.4%
2029	5	117	8.6%	92.1%	4,188	7.2%	93.6%
Thereafter	6	108	7.9%	100.0%	3,705	6.4%	100.0%
	119	1,367	100.0%		$58,044	100.0%

Weighted average remaining lease term (in years):		5.0			4.6

(1)Leased Square Feet as of March 31, 2020 excludes leases related to properties classified as held for sale, and includes space subject to leases that have commenced for revenue recognition purposes in accordance with GAAP, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants. The Leased Square Feet Expiring corresponds to the latest-expiring signed lease for a given suite. Thus, backfilled suites expire in the year stipulated by the new lease.
(2)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of March 31, 2020, plus estimated recurring expense reimbursements; excludes lease value amortization, straight line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

The principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of March 31, 2020, tenants representing 2.5% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant(1)		Square Feet(2)	% of Total Leased Square Feet(2)	% of Annualized Rental Revenue(3)	Weighted Average Remaining Lease Term
1.	Equinor Energy Services, Inc.	80	5.9%	5.9%	3.8
2.	KPMG, LLP	87	6.4%	4.6%	7.6
3.	Crowdstrike, Inc.	36	2.6%	3.5%	4.6
4.	CBRE, Inc.	40	2.9%	3.3%	8.0
5.	Kazoo, Inc.	26	1.9%	2.6%	1.8
6.	Alden Torch Financial, LLC	34	2.5%	2.5%	6.9
7.	The Education Trust, Inc.	26	1.9%	2.5%	0.5
	Total	329	24.1%	24.9%	5.3

(1)Tenants located in properties classified as held for sale are excluded.
(2)Total Leased Square Feet as of March 31, 2020 includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants.
(3)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of March 31, 2020, plus estimated recurring expense reimbursements; excludes lease value amortization, straight line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.
Regulation FD Disclosures
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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Three Months Ended March 31,
	2020	2019	$ Change	% Change	2020	2019	2020	2019	$ Change	% Change
	(dollars in thousands)
Rental revenue	$14,086	$14,115	$(29)	(0.2)%	$3,057	$24,775	$17,143	$38,890	$(21,747)	(55.9)%
Other revenue	1,533	1,429	104	7.3%	144	1,433	1,677	2,862	(1,185)	(41.4)%
Operating expenses	(6,868)	(6,481)	(387)	6.0%	(1,893)	(9,299)	(8,761)	(15,780)	7,019	(44.5)%
Net operating income(3)	$8,751	$9,063	$(312)	(3.4)%	$1,308	$16,909	10,059	25,972	(15,913)	(61.3)%
Other expenses:
Depreciation and amortization							5,114	8,585	(3,471)	(40.4)%
General and administrative							10,604	12,096	(1,492)	(12.3)%
Total other expenses							15,718	20,681	(4,963)	(24.0)%
Interest and other income, net							11,895	17,775	(5,880)	(33.1)%
Interest expense							(309)	(4,206)	3,897	(92.7)%
Gain on sale of properties, net							419,620	193,037	226,583	117.4%
Income before income taxes							425,547	211,897	213,650	100.8%
Income tax expense							(40)	(1,300)	1,260	(96.9)%
Net income							425,507	210,597	214,910	102.0%
Net income attributable to noncontrolling interests							(748)	(79)	(669)	846.8%
Net income attributable to Equity Commonwealth							424,759	210,518	214,241	101.8%
Preferred distributions							(1,997)	(1,997)	—	—%
Net income attributable to Equity Commonwealth common shareholders							$422,762	$208,521	$214,241	102.7%

(1)Comparable properties consist of 4 properties (8 buildings) we owned continuously from January 1, 2019 to March 31, 2020.

(2)Other properties consist of properties sold or classified as held for sale as of the end of the period.

(3)We define net operating income, or NOI, as shown above, as income from our real estate including lease termination fees received from tenants less our property operating expenses.  NOI excludes amortization of capitalized tenant improvement costs and leasing commissions and corporate level expenses.  For a discussion of why we consider NOI to be an appropriate supplemental measure to net income as well as a reconciliation of NOI to net income, the most directly comparable financial measure under GAAP reported on our consolidated financial statements, please see the section entitled “- Liquidity and Capital Resources - Property Net Operating Income (NOI).”

Rental revenue. Rental revenue decreased $21.7 million, or 55.9%, in the 2020 period, compared to the 2019 period, primarily due to the properties sold in 2020 and 2019. Rental revenue at the comparable properties decreased $29,000, or 0.2%, in the 2020 period, compared to the 2019 period, primarily due to $0.1 million decrease in real estate tax recoveries, partially offset by a $0.1 million increase in escalations and a $0.1 million increase in additional tenant services revenue.

Rental revenue includes (decreases) increases for straight line rent adjustments totaling $(0.2) million in the 2020 period and $0.8 million in the 2019 period, and net increases for amortization of assumed real estate lease obligations totaling $0 in the 2020 period and $39,000 in the 2019 period. We did not recognize any lease termination fees in either of the periods.
Other revenue. Other revenue, which primarily includes parking revenue, decreased $1.2 million, or 41.4%, in the 2020 period, compared to the 2019 period, primarily due to the properties sold in 2020 and 2019. Other revenue increased $0.1 million, or 7.3%, at the comparable properties in the 2020 period, compared to the 2019 period, primarily due to increased parking revenue during the 2020 period.
Operating expenses. Operating expenses decreased $7.0 million, or 44.5%, in the 2020 period, compared to the 2019 period, primarily due to the properties sold in 2020 and 2019. Operating expenses increased $0.4 million, or 6.0%, at the comparable properties in the 2020 period, compared to the 2019 period, primarily due to a $0.1 million increase in salaries and benefits expense, a $0.1 million increase in HVAC expense and a $0.1 million increase in additional tenant services expense.

Depreciation and amortization. Depreciation and amortization decreased $3.5 million, or 40.4%, in the 2020 period, compared to the 2019 period, primarily due to the properties sold in 2020 and 2019.

General and administrative. General and administrative expenses decreased $1.5 million, or 12.3%, in the 2020 period, compared to the 2019 period, primarily due to a $2.2 million decrease in compensation expenses related to severance, a $0.5 million decrease in payroll expenses as a result of a staffing reduction and a $0.2 million decrease in share-based compensation expense, partially offset by a $1.6 million increase in state franchise taxes largely related to property sales.

Interest and other income, net. Interest and other income, net decreased $5.9 million, or 33.1%, in the 2020 period, compared to the 2019 period, primarily due to $4.8 million less interest received from lower average interest rates on higher average balances.

Interest expense. Interest expense decreased $3.9 million, or 92.7%, in the 2020 period, compared to the 2019 period, primarily due to the redemption in June 2019 of all $250 million of our 5.875% senior unsecured notes due 2020 and a decrease in amortization of deferred financing fees.

Gain on sale of properties, net. Gain on sale of properties, net increased $226.6 million, or 117.4%, in the 2020 period, compared to the 2019 period. Gain on sale of properties, net in the 2020 period primarily related to the following (dollars in thousands):

Asset	Gain on Sale, Net
109 Brookline Avenue	$225,190
333 108th Avenue NE	194,424
$419,614

Gain on sale of properties, net in the 2019 period primarily related to the following (dollars in thousands):

Asset	Gain on Sale, Net
1735 Market Street	$192,985

Income tax expense. Income tax expense decreased $1.3 million, or 96.9%, in the 2020 period, compared to the 2019 period, primarily due to a decrease in state and local taxes as a result of the sale of properties.

Net income attributable to noncontrolling interest. In 2017 through 2020, we granted LTIP Units to certain of our trustees and employees. Net income attributable to noncontrolling interest increased $0.7 million, or 846.8% in the 2020 period, compared to the 2019 period primarily due to vesting of LTIP Units in the 2020 period.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As of March 31, 2020, we had $3.3 billion of cash and cash equivalents.  We expect to use our cash balances, cash flow from our operations and proceeds of any future property sales to fund our operations, repay debt, make distributions, repurchase our common shares, make acquisitions and/or investments in properties or businesses, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

Our future cash flows from operating activities will depend on our ability to collect rent from our current tenants under their leases. Our ability to collect rent in the near term may be adversely impacted by the market disruption caused by the COVID-19 outbreak. We cannot predict the ultimate impact of the pandemic on our results of operations.

Our future cash flows from operating activities will also depend upon our:

•ability to maintain or improve the occupancy of, and the rental rates at, our properties;

•ability to control operating and financing expense increases at our properties; and

•ability to purchase additional properties, which produce rents, less property operating expenses, in excess of our costs of acquisition capital.

In addition, our cash flows will depend in part on interest income earned on our invested cash balances.

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

Net cash flows provided by (used in) operating, investing and financing activities were $11.8 million, $571.1 million and $(32.0) million, respectively, for the three months ended March 31, 2020, and $12.8 million, $663.0 million and $(8.6) million, respectively, for the three months ended March 31, 2019.  Changes in these three categories of our cash flows between 2020 and 2019 are primarily related to a decrease in property net operating income (as a result of property dispositions), a decrease in interest income (as a result of lower average interest rates in 2020), real estate improvements, dispositions of properties, proceeds from maturities of marketable securities and repurchase of our common shares.

Our Investment and Financing Liquidity and Resources

During the three months ended March 31, 2020, we paid an aggregate of $2.0 million of distributions on our series D preferred shares.  On April 9, 2020, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on May 15, 2020 to shareholders of record on April 29, 2020.

On March 10, 2020, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares over the twelve months following the date of authorization. During the three months ended March 31, 2020, we repurchased 711,000 of our common shares under the March 2019 authorization, at a weighted average price of $29.31 per share, for a total investment of $20.8 million. The $150.0 million of remaining authorization available under our share repurchase program as of March 31, 2020 is scheduled to expire on March 10, 2021.

Our outstanding debt maturity and interest rate as of March 31, 2020, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
Year	Secured Fixed Rate Debt(1)	Interest Rate(2)
2020	$449	5.69%
2021	24,836	5.69%
Thereafter	—	—%
	$25,285	5.69%

(1)Total debt outstanding as of March 31, 2020, including net unamortized premiums and net unamortized deferred financing costs, was $25,487.
(2)Contractual interest rate.

For further information about our indebtedness, see Note 4 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
We believe that we will have access to various types of financings, including debt or equity offerings, to fund any future acquisitions and/or investments and to pay our debt and other obligations as they become due. Although we are not currently rated by the debt rating agencies, the completion and the costs of any future debt transactions will depend primarily upon market conditions and our credit ratings at such time, if any. We have no control over market conditions. Any credit ratings will depend upon evaluations by credit rating agencies of our business practices and plans and, in particular, whether we appear to have the ability to maintain our earnings, to space our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably foreseeable adverse changes. We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities. However, there can be no assurance regarding our ability to complete any debt or equity offerings or that our cost of any future public or private financings will not increase.
During the three months ended March 31, 2020, we sold two properties (two buildings) with a combined 0.7 million square feet for an aggregate gross sales price of $671.5 million.  For more information regarding these transactions, see Note 3 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

During the three months ended March 31, 2020 and 2019, amounts capitalized at our properties, including properties sold or classified as held for sale, for tenant improvements, leasing costs and building improvements were as follows (amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Tenant improvements(1)	$877	$2,450
Leasing costs(2)	946	843
Building improvements(3)	351	1,256

(1)Tenant improvements include capital expenditures to improve tenants’ space.
(2)Leasing costs include leasing commissions and related legal expenses.
(3)Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.

During the three months ended March 31, 2020, commitments made for expenditures in connection with leasing space at our properties, excluding leasing activity for assets during the quarter in which the asset was sold or classified as held for sale, were as follows (dollar and square foot measures in thousands):

	New Leases	Renewals	Total
Square feet leased during the period	34	41	75
Tenant improvements and leasing commissions	$3,661	$2,794	$6,455
Tenant improvements and leasing commissions per square foot	$107.67	$68.15	$86.14
Weighted average lease term by square foot (years)(1)	9.4	7.7	8.5
Tenant improvements and leasing commissions per square foot per year	$11.43	$8.86	$10.16

(1)For renewal lease terms, if the existing rents of an original lease term are modified, the new term starts at the rent modification date. Weighted average lease term generally excludes renewal options.

Off Balance Sheet Arrangements

As of March 31, 2020, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table provides a reconciliation of net income to FFO attributable to Equity Commonwealth common shareholders and unitholders and a calculation to Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders (in thousands):

	Three Months Ended March 31,
	2020	2019
Reconciliation to FFO:
Net income	$425,507	$210,597
Real estate depreciation and amortization	4,881	8,277
Gain on sale of properties, net	(419,620)	(193,037)
FFO attributable to Equity Commonwealth	10,768	25,837
Preferred distributions	(1,997)	(1,997)
FFO attributable to Equity Commonwealth common shareholders and unitholders	$8,771	$23,840

Reconciliation to Normalized FFO:
FFO attributable to Equity Commonwealth common shareholders and unitholders	$8,771	$23,840
Lease value amortization	—	(39)
Straight line rent adjustments	198	(837)
Taxes related to property sales included in general and administrative	1,448	—
Taxes related to property sales, net included in income tax expense	35	150
Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders	$10,452	$23,114

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

A reconciliation of NOI to net income for the three months ended March 31, 2020 and 2019, is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Rental revenue	$17,143	$38,890
Other revenue	1,677	2,862
Operating expenses	(8,761)	(15,780)
NOI	$10,059	$25,972

NOI	$10,059	$25,972
Depreciation and amortization	(5,114)	(8,585)
General and administrative	(10,604)	(12,096)
Interest and other income, net	11,895	17,775
Interest expense	(309)	(4,206)
Gain on sale of properties, net	419,620	193,037
Income before income taxes	425,547	211,897
Income tax expense	(40)	(1,300)
Net income	$425,507	$210,597

Related Person Transactions

For information about our related person transactions, see Note 12 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  Other Information

Item 1. Legal Proceedings.

We are or may become a party to various legal proceedings. We are not currently involved in any litigation nor, to our knowledge, is any litigation threatened against us where the outcome would, in our judgment based on information currently available to us, have a material adverse effect on the Company.

Item 1A. Risk Factors.

The following risk factor is added in addition to the risk factors previously disclosed in our Annual Report:

We currently are not able to estimate the full impact of the COVID-19 outbreak on our business and results of operations.

The COVID-19 outbreak has recently spread throughout the world and has significantly impacted the United States. The outbreak has led governmental authorities to impose stay-at-home orders, quarantines, closures, cancellations and travel restrictions. This has led to severe business disruptions throughout the US and the world, including a dramatic decline in economic activity. The duration of these restrictions and the business disruptions is unknown at this time. As a result, we are currently unable to determine the full impact of the COVID-19 outbreak to our business and growth opportunities, including our efforts to use our capital for acquisitions and/or investments in new properties or businesses.

We are also unable to estimate the full impact of the COVID-19 outbreak on our results of operations. The outbreak has adversely affected our tenants’ businesses generally. For the month of April, in our comparable property portfolio, we collected 98% of contractual rents, including 3% from the application of security deposits and letters of credit. Given the evolving nature of the pandemic, we are currently unable to estimate future collections. During the time period in which stay-at-home orders, quarantines, closures, cancellations and travel restrictions are imposed, we also expect that our parking-related revenues will be adversely impacted. Parking-related revenues represented approximately 9.1% of our total revenues for the three months ended March 31, 2020. We cannot predict the ultimate impact of the COVID-19 outbreak on our business.

We are aware of several instances where tenant employees at our office properties tested positive for COVID-19, and there may be others of which we are unaware. While the vast majority of our tenants’ employees are currently working from home, the risk of further contagion at our properties from the COVID-19 outbreak continues to pose a risk to our business, our revenue collection and our operational expenses. In addition, the extent to which one or more of the markets in which our properties are located becomes a COVID-19 hotspot could increase the risk of sustained business disruption in those areas, and exacerbate the risk that our tenants will not be able to meet their lease obligations. Any sustained outbreak may also negatively impact the markets in which we operate more generally.

We also face the risk that one or more of our key personnel may contract COVID-19. All of our employees are currently working remotely, and, while it is uncertain when our employees will return to the workplace, we expect there will continue to be ongoing risk of contagion from COVID-19. If one or more of our key personnel contract COVID-19 and are not able to continue to perform their job, it could have a material adverse impact on our Company.

We have incurred and expect to continue to incur expenses related to our efforts to respond to the business disruption caused by the COVID-19 outbreak, which could impact our results of operations. For all of the reasons described above, our business has been adversely affected by the COVID-19 outbreak, but we are currently unable to estimate the full impact on our Company.

The following risk factors previously disclosed in our Annual Report are updated as follows:

The failure of one or more of our tenants to pay rent due to the market disruption caused by the COVID-19 outbreak or any other reason could materially and adversely affect us, including our results of operations.

Our performance depends on the financial condition of our tenants and their ability to fulfill their lease obligations by paying their rental payments in a timely manner. The COVID-19 outbreak has adversely affected our tenants’ businesses generally, and we cannot predict the impact on our results of operations.

In addition, we would be harmed if one or more of our major tenants, or a number of our smaller tenants, were to experience financial difficulties, including bankruptcy, insolvency, or a general downturn of business. As of March 31, 2020, our portfolio was comprised of four properties, excluding one property held for sale, and the failure of one or more of our tenants to pay all or a substantial portion of their rent obligations could materially and adversely affect us. As of March 31,

2020, the 7 largest tenants in our operating portfolio represented approximately 24.9% of our annualized rental revenues. The inability of a major tenant to pay rent, or the bankruptcy or insolvency of a major tenant, would adversely affect income. If any of our major tenants, or a significant number of our smaller tenants, were to stop paying rent due to the market disruption caused by the COVID-19 outbreak or otherwise experience a downturn in their business, or a weakening of their financial condition, such an event could have a material adverse effect on our business and results of operations.

If market and economic conditions continue to suffer as a result of the COVID-19 outbreak, it could materially and adversely affect our business, financial condition and results of operations.

We are unable to predict with any certainty the extent to which the decline in market conditions will impact our business and results of operations. The current market disruption caused by the COVID-19 outbreak has led to layoffs, downsizing, industry slowdowns and other similar factors that have adversely affected our tenants and negatively impacted commercial real estate fundamentals. Additionally, the cost and availability of credit and the commercial real estate market generally has been adversely affected by the market disruption caused by the outbreak. Deteriorating economic conditions resulting from the COVID-19 outbreak have adversely impacted our tenants, and may cause their failure to meet their obligations to us. No assurances can be given that the market disruption caused by the outbreak will improve in the near term. As a result, our ability to collect rent from our existing tenants and our business in general may be adversely affected.

Potential losses may not be covered by our insurance policies, which could materially and adversely affect us.

We do not carry insurance for certain losses such as loss from riots, war or acts of God. For other potential losses such as losses due to terrorism, hurricanes, earthquakes and floods, our policies contain limitations, including large deductibles, co-payments and general policy limits. For any losses that we incur resulting from the COVID-19 pandemic, we may seek coverage under our existing policies but cannot provide any assurances that we will be covered, and any such coverage may be subject to limitations. Other factors may make it impractical or undesirable to pursue insurance proceeds. If we experience losses that are ultimately uninsured, it could materially and adversely affect our business, properties and financial condition.

Other than as set forth above, there have been no material changes to the risk factors previously disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Share Repurchase Program

The following table provides information with respect to the common share repurchases made by the Company during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 2020	—	$—	—	$150,000,000
February 2020	—	$—	—	$150,000,000
March 2020	711,000	$29.31	711,000	$150,000,000
Total	711,000	$29.31	711,000	$150,000,000

(1) On August 24, 2015, our Board of Trustees approved a common share repurchase program. On March 13, 2019, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares over the twelve months following the date of authorization. This authorization, of which $129.2 million was not utilized, expired on March 13, 2020. On March 10, 2020, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the twelve months following the date of authorization.

Surrender of Common Shares for Tax Withholding

During the three months ended March 31, 2020, certain of our employees surrendered common shares owned by them to satisfy their statutory tax withholding obligations in connection with the vesting of restricted common shares and restricted stock units.

The following table summarizes all of these repurchases during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 2020	—	$—	N/A	N/A
February 2020	183,466	$32.77	N/A	N/A
March 2020	—	$—	N/A	N/A
Total	$183,466	$32.77

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

3.2	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 11, 2006.)

3.3	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K filed May 31, 2011.)

3.4	Articles Supplementary, dated March 14, 2018. (Incorporated by reference to the Company’s Current Report on Form 8-K filed March 15, 2018.)

3.5	Third Amended and Restated Bylaws of the Company, adopted March 15, 2017. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.)

3.6	Fourth Amended and Restated Bylaws of the Company, adopted April 2, 2020. (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 3, 2020.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

4.2	Form of 61/2% Series D Cumulative Convertible Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

10.1
Real Estate Sale Agreement by and between EQC Operating Trust and Bellevue 108 Avenue Owner LLC, dated February 12, 2020. (Incorporated by reference to the Company's Current Report on Form 8-K filed February 14, 2020.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (Filed herewith.)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
President and Chief Executive Officer
	Dated:	May 5, 2020

By:	/s/ Adam S. Markman
Adam S. Markman
Executive Vice President, Chief Financial Officer and Treasurer
	Dated:	May 5, 2020