Form 10-Q
period 2020-06-30
Equity Commonwealth
filed 2020-07-31
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of July 24, 2020:  121,521,624.

EQUITY COMMONWEALTH

FORM 10-Q

June 30, 2020

EXPLANATORY NOTE

References in this Quarterly Report on Form 10-Q to the “Company,” “EQC,” “we,” “us” or “our,” refer to Equity Commonwealth and its consolidated subsidiaries as of June 30, 2020, unless the context indicates otherwise.

i

PART I.      Financial Information

Item 1.         Financial Statements.
EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	June 30, 2020	December 31, 2019
		(audited)
ASSETS
Real estate properties:
Land	$44,060	$85,627
Buildings and improvements	353,665	576,494
	397,725	662,121
Accumulated depreciation	(139,061)	(202,700)
	258,664	459,421
Cash and cash equivalents	3,437,775	2,795,642
Restricted cash	4,103	5,003
Rents receivable	13,968	19,554
Other assets, net	18,645	39,757
Total assets	$3,733,155	$3,319,377

LIABILITIES AND EQUITY
Mortgage notes payable, net	$25,281	$25,691
Accounts payable, accrued expenses and other	25,821	37,153
Rent collected in advance	2,521	3,127
Distributions payable	5,791	7,534
Total liabilities	59,414	73,505

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6.50% cumulative convertible; 4,915,196 shares issued and outstanding, aggregate liquidation preference of $122,880	119,263	119,263
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 121,521,624 and 121,924,199 shares issued and outstanding, respectively	1,215	1,219
Additional paid in capital	4,288,245	4,313,831
Cumulative net income	3,816,245	3,363,654
Cumulative common distributions	(3,852,856)	(3,851,666)
Cumulative preferred distributions	(705,718)	(701,724)
Total shareholders’ equity	3,666,394	3,244,577
Noncontrolling interest	7,347	1,295
Total equity	3,673,741	3,245,872
Total liabilities and equity	$3,733,155	$3,319,377
See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental revenue	$15,248	$30,574	$32,391	$69,464
Other revenue	1,017	2,794	2,694	5,656
Total revenues	16,265	33,368	35,085	75,120
Expenses:
Operating expenses	6,677	10,974	15,438	26,754
Depreciation and amortization	4,398	7,561	9,512	16,146
General and administrative	8,302	9,533	18,906	21,629
Total expenses	19,377	28,068	43,856	64,529
Interest and other income, net	4,443	20,695	16,338	38,470
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $(60), $154, $(116) and $319, respectively)	(302)	(4,070)	(611)	(8,276)
Loss on early extinguishment of debt	—	(6,374)	—	(6,374)
Gain on sale of properties, net	26,916	227,166	446,536	420,203
Income before income taxes	27,945	242,717	453,492	454,614
Income tax expense	(59)	(340)	(99)	(1,640)
Net income	27,886	242,377	453,393	452,974
Net income attributable to noncontrolling interest	(54)	(91)	(802)	(170)
Net income attributable to Equity Commonwealth	27,832	242,286	452,591	452,804
Preferred distributions	(1,997)	(1,997)	(3,994)	(3,994)
Net income attributable to Equity Commonwealth common shareholders	$25,835	$240,289	$448,597	$448,810

Weighted average common shares outstanding — basic	121,655	122,122	121,901	122,041
Weighted average common shares outstanding — diluted	123,255	125,862	126,358	125,841
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.21	$1.97	$3.68	$3.68
Diluted	$0.21	$1.93	$3.58	$3.60

See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$27,886	$242,377	$453,393	$452,974

Other comprehensive income, net of tax:
Unrealized gain on marketable securities	—	—	—	342
Total comprehensive income	27,886	242,377	453,393	453,316
Comprehensive income attributable to the noncontrolling interest	(54)	(91)	(802)	(170)
Total comprehensive income attributable to Equity Commonwealth	$27,832	$242,286	$452,591	$453,146

See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands, except share data)
(unaudited)

	Equity Commonwealth Shareholders
	Number of Series D Preferred Shares	Series D Preferred Shares	Number of Common Shares	Common Shares	Additional Paid in Capital	Cumulative Net Income	Cumulative Common Distributions	Cumulative Preferred Distributions	Noncontrolling Interest	Total
Balance at April 1, 2020	4,915,196	$119,263	121,502,520	$1,215	$4,285,266	$3,788,413	$(3,852,856)	$(703,721)	$7,034	$3,644,614
Net income	—	—	—	—	—	27,832	—	—	54	27,886
Share-based compensation	—	—	19,104	—	2,906	—	—	—	362	3,268
Contributions	—	—	—	—	—	—	—	—	1	1
Distributions	—	—	—	—	—	—	—	(1,997)	—	(1,997)
Redemption of noncontrolling interest	—	—	—	—	—	—	—	—	(31)	(31)
Adjustment for noncontrolling interest	—	—	—	—	73	—	—	—	(73)	—
Balance at June 30, 2020	4,915,196	$119,263	121,521,624	$1,215	$4,288,245	$3,816,245	$(3,852,856)	$(705,718)	$7,347	$3,673,741

Balance at January 1, 2020	4,915,196	$119,263	121,924,199	$1,219	$4,313,831	$3,363,654	$(3,851,666)	$(701,724)	$1,295	$3,245,872
Net income	—	—	—	—	—	452,591	—	—	802	453,393
Repurchase of shares	—	—	(711,000)	(7)	(20,862)	—	—	—	—	(20,869)
Surrender of shares for tax withholding	—	—	(183,466)	(2)	(6,010)	—	—	—	—	(6,012)
Share-based compensation	—	—	491,891	5	5,859	—	—	—	707	6,571
Contributions	—	—	—	—	—	—	—	—	1	1
Distributions	—	—	—	—	—	—	(1,190)	(3,994)	—	(5,184)
Redemption of noncontrolling interest	—	—	—	—	—	—	—	—	(31)	(31)
Adjustment for noncontrolling interest	—	—	—	—	(4,573)	—	—	—	4,573	—
Balance at June 30, 2020	4,915,196	$119,263	121,521,624	$1,215	$4,288,245	$3,816,245	$(3,852,856)	$(705,718)	$7,347	$3,673,741

See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(amounts in thousands, except share data)
(unaudited)

	Equity Commonwealth Shareholders
	Number of Series D Preferred Shares	Series D Preferred Shares	Number of Common Shares	Common Shares	Additional Paid in Capital	Cumulative Net Income	Cumulative Common Distributions	Cumulative Preferred Distributions	Cumulative Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at April 1, 2019	4,915,196	$119,263	121,899,625	$1,219	$4,304,560	$3,081,492	$(3,420,512)	$(695,733)	$—	$1,272	$3,391,561
Net income	—	—	—	—	—	242,286	—	—	—	91	242,377
Surrender of shares for tax withholding	—	—	(4,414)	—	(145)	—	—	—	—	—	(145)
Share-based compensation	—	—	26,909	—	3,393	—	—	—	—	328	3,721
Distributions	—	—	—	—	—	—	106	(1,997)	—	—	(1,891)
Adjustment for noncontrolling interest	—	—	—	—	241	—	—	—	—	(241)	—
Balance at June 30, 2019	4,915,196	$119,263	121,922,120	$1,219	$4,308,049	$3,323,778	$(3,420,406)	$(697,730)	$—	$1,450	$3,635,623

Balance at January 1, 2019	4,915,196	$119,263	121,572,155	$1,216	$4,305,974	$2,870,974	$(3,420,548)	$(693,736)	$(342)	$1,197	$3,183,998
Net income	—	—	—	—	—	452,804	—	—	—	170	452,974
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	342	—	342
Surrender of shares for tax withholding	—	—	(168,327)	(2)	(5,485)			—	—	—	(5,487)
Share-based compensation	—	—	518,292	5	6,978	—	—	—	—	665	7,648
Distributions	—	—	—	—	—	—	142	(3,994)	—	—	(3,852)
Adjustment for noncontrolling interest	—	—	—	—	582	—	—	—	—	(582)	—
Balance at June 30, 2019	4,915,196	$119,263	121,922,120	$1,219	$4,308,049	$3,323,778	$(3,420,406)	$(697,730)	$—	$1,450	$3,635,623

See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$453,393	$452,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,105	13,531
Net amortization of debt discounts, premiums and deferred financing fees	(116)	319
Straight line rental income	713	(848)
Amortization of acquired real estate leases	—	105
Other amortization	1,407	2,375
Amortization of right-of-use asset	379	364
Share-based compensation	6,571	7,648
Loss on early extinguishment of debt	—	6,374
Net gain on sale of properties	(446,536)	(420,203)
Change in assets and liabilities:
Rents receivable and other assets	515	(8,036)
Accounts payable, accrued expenses and other	(576)	(11,179)
Rent collected in advance	(606)	(2,183)
Net cash provided by operating activities	23,249	41,241

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(2,937)	(18,073)
Proceeds from sale of properties, net	655,053	771,787
Proceeds from maturity of marketable securities	—	250,000
Net cash provided by investing activities	652,116	1,003,714

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common shares	(26,881)	(5,487)
Payments on borrowings	(294)	(255,557)
Contributions from holders of noncontrolling interest	1	—
Distributions to common shareholders	(1,936)	(1,160)
Distributions to preferred shareholders	(3,994)	(3,994)
Distributions to holders of noncontrolling interest	(997)	—
Redemption of noncontrolling interest	(31)	—
Net cash used in financing activities	(34,132)	(266,198)

Increase in cash, cash equivalents, and restricted cash	641,233	778,757
Cash, cash equivalents, and restricted cash at beginning of period	2,800,645	2,404,101
Cash, cash equivalents, and restricted cash at end of period	$3,441,878	$3,182,858
See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$732	$12,291
Taxes (refunded) paid, net	(1,555)	2,873

NON-CASH INVESTING ACTIVITIES:
Recognition of right-of-use asset and lease liability	$—	$1,503
Accrued capital expenditures	$2,733	$3,992

NON-CASH FINANCING ACTIVITIES:
Distributions payable	$5,791	$2,766

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,
	2020	2019
Cash and cash equivalents	$3,437,775	$3,180,548
Restricted cash	4,103	2,310
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$3,441,878	$3,182,858

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

Since that time, the Company has conducted and intends to continue to conduct substantially all of its activities through the Operating Trust. The Company beneficially owned 99.8% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust, or OP Units, as of June 30, 2020, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.

At June 30, 2020, our portfolio consisted of four properties (eight buildings), with a combined 1.5 million square feet. As of June 30, 2020, we had $3.4 billion of cash and cash equivalents.

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

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements of FASB Accounting Standards Codification, or ASC 820. This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. We adopted ASU 2018-13 on January 1, 2020, and the adoption did not have a material impact on our consolidated financial statements.

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

Note 3.  Real Estate Properties

During the six months ended June 30, 2020 and 2019, we made improvements, excluding tenant-funded improvements, to our properties totaling $4.3 million and $8.5 million, respectively.

Property Dispositions:

During the six months ended June 30, 2020, we sold the following properties, which did not represent strategic shifts under ASC Topic 205 (dollars in thousands):

Property	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sale Price(1)	Gain on Sale
109 Brookline Avenue	February 2020	1	1	285,556	$270,000	$225,190
333 108th Avenue NE(2)	March 2020	1	1	435,406	401,500	194,424
Georgetown-Green and Harris Buildings	May 2020	1	2	240,475	85,000	24,916
		3	4	961,437	$756,500	$444,530

(1)Gross sale price is before credits, primarily for contractual lease costs, and transfer taxes.
(2)The sale represents an individually significant disposition. The operating results of this property are included in continuing operations for all periods presented through the date of sale. Net income related to this property was $28,000 and $3.7 million for the three months ended June 30, 2020 and 2019, respectively, and $193.2 million, of which $194.4 million related to the gain on sale, and $7.3 million for the six months ended June 30, 2020 and 2019, respectively.

During the six months ended June 30, 2019, we sold the following properties, which did not represent a strategic shift under ASC Topic 205 (dollars in thousands):

Property	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sale Price(1)	Gain on Sale
1735 Market Street(2)	March 2019	1	1	1,286,936	$451,600	$192,985
600 108th Avenue NE(3)	April 2019	1	1	254,510	195,000	149,009
Research Park(4)	June 2019	1	4	1,110,007	165,500	78,158
		3	6	2,651,453	$812,100	$420,152

(1)Gross sale price is before credits for capital costs, contractual lease costs and rent abatements.
(2)Certain of our subsidiaries sold 100.0% of the equity interests in the fee simple owner of this property. The sale represents an individually significant disposition. The operating results of this property are included in continuing operations for all periods presented through the date of sale. Net income related to this property was $0.1 million and $197.2 million (of which $193.0 million related to the gain on sale) for the three and six months ended June 30, 2019, respectively.
(3)The property includes an office building and additional developmental rights.
(4)There was consideration of $2.0 million being held in escrow related to the sale of this property in 2019. In June 2020, these proceeds were released to the Company, and we recorded an additional $2.0 million gain on the sale for the three and six months ended June 30, 2020.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Lease Payments

The FASB has issued additional guidance for companies to account for any COVID-19 related rent concessions in the form of FASB staff and board members’ remarks at the April 8, 2020 public meeting and the FASB staff question-and-answer document issued on April 10, 2020. We have elected the practical expedient to account for COVID-19 related rent concessions as if they were part of the enforceable rights and obligations of the parties under the existing lease contract. This policy has been elected for our lessor portfolio for any rent deferrals, and we have elected to treat the related leases as if they are unchanged. For the three months ended June 30, 2020, we deferred collection of approximately $42,000 of rental income on revenue that was recognized in the three months ended June 30, 2020.

Rental revenue consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease payments	$9,983	$20,429	$21,753	$48,334
Variable lease payments	5,265	10,145	10,638	21,130
Rental revenue	$15,248	$30,574	$32,391	$69,464

Note 4.  Indebtedness

Mortgage Note Payable:

At June 30, 2020, one of our properties with an aggregate net book value of $42.8 million had a secured mortgage note totaling $25.3 million (including a net premium and unamortized deferred financing fees) maturing in 2021. As of July 5, 2020, we repaid this mortgage debt at par (see Note 13).

Note 5.  Shareholders’ Equity

Common Share Issuances:

See Note 8 for information regarding equity issuances related to share-based compensation.

Common Share Repurchases:

On March 13, 2019, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares over the twelve months following the date of authorization, or the March 2019 Authorization. In March 2020, this share repurchase authorization, of which $129.2 million was not utilized, expired. During the six months ended June 30, 2020, we repurchased 711,000 of our common shares under the March 2019 Authorization, at a weighted average price of $29.31 per share, for a total investment of $20.8 million. On March 10, 2020, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the twelve months following the date of authorization, none of which has been utilized.

During the six months ended June 30, 2020 and 2019, certain of our employees surrendered 183,466 and 168,327 common shares owned by them, respectively, to satisfy their statutory tax withholding obligations in connection with the vesting of such common shares pursuant to our equity compensation plans.

Common Share and Unit Distribution:

In February 2020, the number of earned awards for certain recipients of the Company’s restricted stock units and market-based LTIP Units was determined. Pursuant to the terms of such awards, we paid a one-time catch-up cash distribution to these recipients in the aggregate amount of $2.9 million for distributions to common shareholders and unitholders declared by our Board of Trustees during such awards' performance measurement period.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Preferred Share Distributions:

In 2020, our Board of Trustees declared distributions on our series D preferred shares to date as follows:

Declaration Date	Record Date	Payment Date	Series D Dividend Per Share
January 10, 2020	January 30, 2020	February 18, 2020	$0.40625
April 9, 2020	April 29, 2020	May 15, 2020	$0.40625
July 8, 2020	July 29, 2020	August 17, 2020	$0.40625

Note 6.  Noncontrolling Interest

Noncontrolling interest represents the portion of the OP Units not beneficially owned by the Company. The ownership of an OP Unit and a common share of beneficial interest have essentially the same economic characteristics. Distributions with respect to OP Units will generally mirror distributions with respect to the Company’s common shares. Unitholders (other than the Company) generally have the right, commencing six months from the date of issuance of such OP Units, to cause the Operating Trust to redeem their OP Units in exchange for cash or, at the option of the Company, common shares of the Company on a one-for-one basis. As sole trustee, the Company has the sole discretion to elect whether the redemption right will be satisfied by the Company in cash or the Company’s common shares. As a result, the Noncontrolling interest is classified as permanent equity. As of June 30, 2020, the portion of the Operating Trust not beneficially owned by the Company is in the form of OP Units and LTIP Units (see Note 8 for a description of LTIP Units). LTIP Units may be subject to additional vesting requirements.

The following table presents the changes in Equity Commonwealth’s issued and outstanding common shares and units for the six months ended June 30, 2020:

	Common Shares	OP Units and LTIP Units	Total
Outstanding at January 1, 2020	121,924,199	48,660	121,972,859
Repurchase of shares	(894,466)	—	(894,466)
OP Unit redemption	—	(1,000)	(1,000)
Share-based compensation grants and vesting, net of forfeitures	491,891	195,856	687,747
Outstanding at June 30, 2020	121,521,624	243,516	121,765,140
Noncontrolling ownership interest in the Operating Trust			0.20%

The carrying value of the Noncontrolling interest is allocated based on the number of OP Units and LTIP Units in proportion to the number of OP Units and LTIP Units plus the number of common shares. We adjust the Noncontrolling interest balance at the end of each period to reflect the noncontrolling partners’ interest in the net assets of the Operating Trust. Net income is allocated to the Noncontrolling interest in the Operating Trust based on the weighted average ownership percentage during the period. Equity Commonwealth’s weighted average ownership interest in the Operating Trust was 99.81% and 99.84% for the three and six months ended June 30, 2020, respectively.

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

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our provision for income taxes consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Current:
State and local	$(59)	$(340)	$(99)	$(640)

Deferred:
State and local	—	—	—	(1,000)

Income tax expense	$(59)	$(340)	$(99)	$(1,640)

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
2020 Equity Award Activity

During the six months ended June 30, 2020, 387,729 RSUs vested, and, as a result, we issued 387,729 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations (see Note 5).
On June 23, 2020, in accordance with the Company’s compensation plan for independent Trustees, the Committee awarded each of the nine independent Trustees $0.1 million in restricted shares or time-based LTIP Units as part of their compensation for the 2020-2021 year of service on the Board of Trustees. These awards equated to 3,184 shares or time-based LTIP Units per Trustee, for a total of 19,104 shares and 9,552 time-based LTIP Units, valued at $31.41 per share and unit, the closing price of our common shares on the New York Stock Exchange, or the NYSE, on that day. These shares and time-based LTIP Units vest one year after the date of the award.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On January 27, 2020, the Committee approved grants in the aggregate amount of 20,116 time-based LTIP Units, 40,841 market-based LTIP Units at target (101,796 market-based LTIP Units at maximum), 85,058 restricted shares and 172,697 RSUs at target (430,447 RSUs at maximum) to the Company’s officers, certain employees, an eligible consultant and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2019. The restricted shares and time-based LTIP Units were valued at $32.81 per share and per unit, the closing price of our common shares on the New York Stock Exchange (NYSE) on the grant date. The assumptions and fair value for the RSUs and market-based LTIP Units granted during the six months ended June 30, 2020 are included in the following table on a per share and per unit basis.

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
Outstanding Equity Awards
As of June 30, 2020, the estimated future compensation expense for all unvested restricted shares and time-based LTIP Units was $8.1 million. Compensation expense for the restricted share and time-based LTIP Unit awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares and time-based LTIP units is approximately 2.5 years.
As of June 30, 2020, the estimated future compensation expense for all unvested RSUs and market-based LTIP Units was $15.9 million. The weighted average period over which the future compensation expense will be recorded for the RSUs and market-based LTIP Units is approximately 2.4 years.
During the three months ended June 30, 2020 and 2019, we recorded $3.3 million and $3.7 million, respectively, and during the six months ended June 30, 2020 and 2019, we recorded $6.6 million and $7.6 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our trustees and employees related to our equity compensation plans. Compensation expense recorded during the three months ended June 30, 2020 and 2019 includes $0.0 million and $0.3 million, respectively, and compensation expense recorded during the six months ended June 30, 2020 and 2019 includes $18,000 and $0.8 million, respectively, of accelerated vesting due to staffing reductions. Forfeitures are recognized as they occur. At June 30, 2020, 2,291,799 shares/units remain available for issuance under the Equity Commonwealth 2015 Omnibus Incentive Plan, as amended.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9.  Fair Value of Assets and Liabilities

As of June 30, 2020, we do not have any assets or liabilities measured at fair value.

Financial Instruments

Our financial instruments include our cash and cash equivalents, restricted cash and mortgage note payable.  At June 30, 2020 and December 31, 2019, the fair value of these additional financial instruments was not materially different from their carrying values, except as follows (in thousands):

	June 30, 2020		December 31, 2019
	Principal Balance	Fair Value	Principal Balance	Fair Value
Mortgage note payable	$25,139	$25,139	$25,433	$26,071

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable. As of June 30, 2020, no single tenant of ours is responsible for more than 5.0% of our consolidated revenues.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator for earnings per common share - basic:
Net income	$27,886	$242,377	$453,393	$452,974
Net income attributable to noncontrolling interest	(54)	(91)	(802)	(170)
Preferred distributions	(1,997)	(1,997)	(3,994)	(3,994)
Numerator for net income per share - basic	$25,835	$240,289	$448,597	$448,810

Numerator for earnings per common share - diluted:
Net income	$27,886	$242,377	$453,393	$452,974
Net income attributable to noncontrolling interests	(54)	(91)	(802)	(170)
Preferred distributions	(1,997)	—	—	—
Numerator for net income per share - diluted	$25,835	$242,286	$452,591	$452,804

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic(1)	121,655	122,122	121,901	122,041
RSUs(2)	1,524	1,005	1,524	1,064
LTIP Units(3)	76	172	76	173
Series D preferred shares; 6.50% cumulative convertible(4)	—	2,563	2,857	2,563
Weighted average number of common shares outstanding - diluted	123,255	125,862	126,358	125,841

Net income per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.21	$1.97	$3.68	$3.68
Diluted	$0.21	$1.93	$3.58	$3.60

Anti-dilutive securities:
Effect of Series D preferred shares; 6.50% cumulative convertible(4)	2,857	—	—	—
Effect of LTIP Units	124	32	107	34
Effect of OP Units(5)	110	14	92	12

(1) The three months ended June 30, 2020 and 2019, include 150 and 220 weighted-average, unvested, earned RSUs, respectively, and the six months ended June 30, 2020 and 2019, include 164 and 203 weighted-average, unvested, earned RSUs, respectively.
(2) Represents weighted-average number of common shares that would have been issued if the quarter-end was the measurement date for unvested, unearned RSUs.
(3) Represents the weighted-average dilutive shares issuable from LTIP Units if the quarter-end was the measurement date for the periods shown.
(4) The Series D preferred shares are excluded from the diluted earnings per share calculation for the three months ended June 30, 2020 because including the Series D preferred shares would also require that the preferred distributions be added back to net income, resulting in anti-dilution.
(5) Beneficial interests in the Operating Trust.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11.  Segment Information

Our primary business is the ownership and operation of office properties, and we currently have one reportable segment.  One hundred percent of our revenues for the six months ended June 30, 2020 were from office properties.

Note 12.  Related Person Transactions

The following discussion includes a description of our related person transactions for the six months ended June 30, 2020 and 2019.

Two North Riverside Plaza Joint Venture Limited Partnership: We have a lease with Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman, to occupy office space on the twentieth and twenty-first floors of Two North Riverside Plaza in Chicago, Illinois (20th/21st Floor Office Lease), which had an initial term of approximately five years. The 20th/21st Floor Office Lease expires December 31, 2020. We made improvements to the office space utilizing the $0.7 million tenant improvement allowance pursuant to the lease. In connection with the 20th/21st Floor Office Lease, we also have a storage lease with Two North Riverside Plaza Joint Venture Limited Partnership for storage space in the basement of Two North Riverside Plaza. The storage lease expires December 31, 2020; however, each party has the right to terminate on 30 days’ prior written notice. During the three months ended June 30, 2020 and 2019, we recognized expense of $0.2 million and $0.3 million, respectively, and during the six months ended June 30, 2020 and 2019, we recognized expense of $0.5 million and $0.5 million, respectively, pursuant to the 20th/21st Floor Office Lease and the related storage space.

Note 13.  Subsequent Events

As of July 5, 2020, we repaid at par $25.1 million of mortgage debt at 206 East 9th Street.

On July 8, 2020, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on August 17, 2020 to shareholders of record on July 29, 2020.

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

OVERVIEW

We are an internally managed and self-advised REIT primarily engaged in the ownership and operation of office properties in the United States. We were formed in 1986 under Maryland law. The Company operates as what is commonly referred to as an UPREIT, conducting substantially all of its activities through the Operating Trust. As of June 30, 2020, the Company beneficially owned 99.80% of the outstanding OP Units.

At June 30, 2020, our portfolio consisted of four properties (eight buildings), with a combined 1.5 million square feet and a total undepreciated book value of $397.7 million, and a depreciated book value of $258.7 million. As of June 30, 2020, we had $3.4 billion of cash and cash equivalents.

We use leasing and occupancy metrics to evaluate the performance of our properties. These metrics provide useful information to investors because they reflect the leasing activity and vacant space at the properties and may facilitate comparisons of our leasing and occupancy metrics with other REITs and real estate companies.

As of June 30, 2020, our overall portfolio was 90.1% leased. During the three months ended June 30, 2020, we entered into one new lease for 22,000 square feet, and no lease renewals. The new lease entered into during the three months ended June 30, 2020 had weighted average cash and GAAP rental rates that were approximately 4.8% lower and 2.3% higher, respectively, than prior rental rates for the same space.  The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatements, the magnitude and timing of contractual rent increases over the lease term, and the length of term for the newly executed leases compared to the prior leases. Percent change in GAAP and cash rents is a comparison of current rent, including estimated tenant expense reimbursements, if any, to the rent, including actual/projected tenant expense reimbursements, if any, last received for the same space on a GAAP and cash basis, respectively. Cash rent during the reporting period is calculated before deducting any initial period free rent.

During the six months ended June 30, 2020, we sold three properties with a combined 1.0 million square feet for an aggregate gross sale price of $756.5 million.  For more information regarding these transactions, see Note 3 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We have engaged CBRE, Inc., or CBRE, to provide property management services for our properties. We pay CBRE a property-by-property management fee and may engage CBRE from time-to-time to perform project management services, such as coordinating and overseeing the completion of tenant improvements and other capital projects at the properties. We reimburse CBRE for certain expenses incurred in the performance of its duties, including certain personnel and equipment costs. For the three months ended June 30, 2020 and 2019, we incurred expenses of $0.7 million and $1.2 million, respectively, and for the six months ended June 30, 2020 and 2019, we incurred expenses of $1.7 million and $3.0 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a percentage of the properties’ revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of June 30, 2020 and December 31, 2019, we had amounts payable pursuant to these services of $0.3 million and $0.6 million, respectively.

In connection with repositioning our portfolio, we may sell additional properties, depending on market conditions. With the progress we have made executing dispositions, and the strength and liquidity of our balance sheet, we are in a position to shift our focus to capital allocation. We may use our capital for acquisitions and/or investments in new properties or businesses, repurchase shares or make distributions that further our long-term strategic goals.

The set of opportunities that we pursue may include acquisitions and/or investments in office or non-office property types. We expect any efforts in the office sector to be primarily focused on multi-tenant office assets that can be acquired at a discount to replacement cost in markets and sub-markets with favorable long-term supply and demand fundamentals.

We may be unable to identify suitable investment opportunities. If we do not redeploy capital, we will strive to achieve a sale, liquidation or otherwise exit our business in one or more transactions in a manner that optimizes shareholder value. We are unable to predict if or when we will make a determination to sell, liquidate or otherwise exit our business.

Our business may be impacted by the evolving COVID-19 outbreak. Since first surfacing, the outbreak has spread throughout the world and has significantly impacted the United States. The pandemic has led to severe business disruptions, including a dramatic decline in economic activity generally. The duration of the business disruption is unknown at this time. We and the vast majority of our tenants are currently working remotely and are subject to government imposed restrictions. For the three months ended June 30, 2020, in our comparable property portfolio, we collected 99% of contractual rents, including 5% from the application of security deposits and letters of credit. In July 2020, to date we have collected 97% of contractual rents, including 4% from the application of security deposits and letters of credit. We currently are not able to estimate the full impact of the COVID-19 outbreak on our business.

Property Operations

Leased occupancy data for 2020 and 2019 are as follows (square feet in thousands):

	All Properties		Comparable Properties(1)
	As of June 30,		As of June 30,
	2020	2019	2020	2019
Total properties	4	7	4	4
Total square feet	1,507	2,469	1,507	1,507
Percent leased(2)	90.1%	90.5%	90.1%	85.7%

(1)Based on properties owned continuously from January 1, 2019 through June 30, 2020, and excludes properties sold.
(2)Percent leased is the percent of space subject to signed leases. Percent leased is disclosed to quantify the ratio of leased square feet to rentable square feet and provides useful information as to the proportion of rentable square feet subject to a lease.

The lease term for the lease entered into during the three months ended June 30, 2020 was 8.0 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for the lease entered into during the three months ended June 30, 2020 totaled $1.8 million, or $80.63 per square foot on average (approximately $10.08 per square foot per year of the lease term).

As of June 30, 2020, approximately 4.8% of our leased square feet and 5.6% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2020.  Renewal and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring for the remainder of 2020, that have not been backfilled, are slightly above market. Lease expirations by year, as of June 30, 2020, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring(1)	Leased Square Feet Expiring(2)	% of Leased Square Feet Expiring(2)	Cumulative % of Leased Square Feet Expiring(2)	Annualized Rental Revenue Expiring(3)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2020	12	65	4.8%	4.8%	$3,289	5.6%	5.6%
2021	21	106	7.8%	12.6%	4,758	8.1%	13.7%
2022	12	119	8.8%	21.4%	6,083	10.3%	24.0%
2023	18	215	15.8%	37.2%	10,404	17.6%	41.6%
2024	14	201	14.8%	52.0%	9,159	15.5%	57.1%
2025	12	167	12.3%	64.3%	5,748	9.7%	66.8%
2026	8	80	5.9%	70.2%	3,625	6.1%	72.9%
2027	5	97	7.2%	77.4%	2,811	4.8%	77.7%
2028	4	81	6.0%	83.4%	2,963	5.0%	82.7%
2029	5	117	8.6%	92.0%	5,645	9.6%	92.3%
Thereafter	6	108	8.0%	100.0%	4,536	7.7%	100.0%
	117	1,356	100.0%		$59,021	100.0%

Weighted average remaining lease term (in years):		4.9			4.7

(1)Tenants with leases expiring in multiple years are counted in each year they expire.
(2)Leased Square Feet as of June 30, 2020 includes space subject to leases that have commenced for revenue recognition purposes in accordance with GAAP, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants. The Leased Square Feet Expiring corresponds to the latest-expiring signed lease for a given suite. Thus, backfilled suites expire in the year stipulated by the new lease.
(3)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of June 30, 2020, plus estimated recurring expense reimbursements; excludes lease value amortization, straight line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

The principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of June 30, 2020, tenants representing 2.5% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant		Square Feet(1)	% of Total Leased Square Feet(1)	% of Annualized Rental Revenue(2)	Weighted Average Remaining Lease Term
1.	Equinor Energy Services, Inc.	80	5.9%	5.8%	3.5
2.	KPMG, LLP	71	5.2%	5.0%	8.9
3.	Crowdstrike, Inc.	36	2.7%	3.5%	4.3
4.	CBRE, Inc.	40	2.9%	3.4%	7.8
5.	International Dairy Foods Association(3)	23	1.7%	2.6%	6.0
6.	Kazoo, Inc.	26	1.9%	2.5%	1.6
7.	Alden Torch Financial, LLC	34	2.5%	2.5%	6.7
	Total	310	22.8%	25.3%	5.8

(1)Total Leased Square Feet as of June 30, 2020 includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants.
(2)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of June 30, 2020, plus estimated recurring expense reimbursements; excludes lease value amortization, straight line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.
(3)Approximately 10,000 square feet of International Dairy Foods Association's space expires in 2034. Of the remaining 13,000 square feet, 6,500 square feet expire in 2021 and 6,500 square feet has been backfilled by other tenants until 2022.
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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2020, Compared to Three Months Ended June 30, 2019

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Three Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	2020	2019	$ Change	% Change
	(dollars in thousands)
Rental revenue	$14,044	$16,384	$(2,340)	(14.3)%	$1,204	$14,190	$15,248	$30,574	$(15,326)	(50.1)%
Other revenue	933	1,534	(601)	(39.2)%	84	1,260	1,017	2,794	(1,777)	(63.6)%
Operating expenses	(6,503)	(6,776)	273	(4.0)%	(174)	(4,198)	(6,677)	(10,974)	4,297	(39.2)%
Net operating income(3)	$8,474	$11,142	$(2,668)	(23.9)%	$1,114	$11,252	9,588	22,394	(12,806)	(57.2)%
Other expenses:
Depreciation and amortization							4,398	7,561	(3,163)	(41.8)%
General and administrative							8,302	9,533	(1,231)	(12.9)%
Total other expenses							12,700	17,094	(4,394)	(25.7)%
Interest and other income, net							4,443	20,695	(16,252)	(78.5)%
Interest expense							(302)	(4,070)	3,768	(92.6)%
Loss on early extinguishment of debt							—	(6,374)	6,374	(100.0)%
Gain on sale of properties, net							26,916	227,166	(200,250)	(88.2)%
Income before income taxes							27,945	242,717	(214,772)	(88.5)%
Income tax expense							(59)	(340)	281	(82.6)%
Net income							27,886	242,377	(214,491)	(88.5)%
Net income attributable to noncontrolling interest							(54)	(91)	37	(40.7)%
Net income attributable to Equity Commonwealth							27,832	242,286	(214,454)	(88.5)%
Preferred distributions							(1,997)	(1,997)	—	—%
Net income attributable to Equity Commonwealth common shareholders							$25,835	$240,289	$(214,454)	(89.2)%

(1)Comparable properties consist of four properties we owned continuously from April 1, 2019 to June 30, 2020.

(2)Other properties consist of properties sold.

(3)We define net operating income, or NOI, as income from our real estate including lease termination fees received from tenants less our property operating expenses.  NOI excludes amortization of capitalized tenant improvement costs and leasing commissions and corporate level expenses.  For a discussion of why we consider NOI to be an appropriate supplemental measure to net income as well as a reconciliation of NOI to net income, the most directly comparable financial measure under GAAP reported on our consolidated financial statements, please see "- Liquidity and Capital Resources - Property Net Operating Income (NOI)."

Rental revenue. Rental revenue decreased $15.3 million, or 50.1%, in the 2020 period, compared to the 2019 period, primarily due to the properties sold in 2020 and 2019. Rental revenue at the comparable properties decreased $2.3 million, or 14.3%, in the 2020 period, compared to the 2019 period, primarily due to a $2.2 million decrease in lease termination fees.

Rental revenue includes (decreases) increases for straight line rent adjustments totaling $(0.5) million in the 2020 period and $11,000 in the 2019 period, and net increases for amortization of acquired real estate leases and assumed real estate lease obligations totaling $0 in the 2020 period and $39,000 in the 2019 period. Rental revenue also includes the recognition of lease termination fees totaling $0 in the 2020 period and $2.2 million in the 2019 period.
Other revenue. Other revenue, which primarily includes parking revenue, decreased $1.8 million, or 63.6%, in the 2020 period, compared to the 2019 period, primarily due to the properties sold in 2020 and 2019. Other revenue decreased $0.6 million, or 39.2%, at the comparable properties in the 2020 period, compared to the 2019 period, primarily due to decreased parking revenue during the 2020 period as a result of the COVID-19 outbreak.
Operating expenses. Operating expenses decreased $4.3 million, or 39.2%, in the 2020 period, compared to the 2019 period, primarily due to the properties sold in 2020 and 2019. Operating expenses decreased $0.3 million, or 4.0%, at the comparable properties in the 2020 period, compared to the 2019 period, primarily due to a $0.2 million decrease in utilities expense and a $0.1 million decrease in maintenance and repairs expense, partially offset by a $0.1 million increase in HVAC expense.

Depreciation and amortization. Depreciation and amortization decreased $3.2 million, or 41.8%, in the 2020 period, compared to the 2019 period primarily due to properties sold in 2020 and 2019.

General and administrative. General and administrative expenses decreased $1.2 million, or 12.9%, in the 2020 period, compared to the 2019 period, primarily due to a $0.9 million decrease in compensation expenses related to severance, a $0.1 million decrease in payroll expenses as a result of a staffing reduction and a $0.1 million decrease in share-based compensation expense.

Interest and other income, net. Interest and other income, net decreased $16.3 million, or 78.5% in the 2020 period, compared to the 2019 period, primarily due to $16.2 million less interest received from lower average interest rates.

Interest expense. Interest expense decreased $3.8 million, or 92.6%, in the 2020 period, compared to the 2019 period, primarily due to the redemption in June 2019 of all $250 million of our 5.875% senior unsecured notes due 2020 and a decrease in amortization of a discount and amortization of deferred financing fees.

Loss on early extinguishment of debt. The loss on early extinguishment of debt of $6.4 million in the 2019 period reflects the write off of unamortized deferred financing fees, the write off of an unamortized discount and prepayment fees related to the redemption of all $250 million of our 5.875% senior unsecured notes due 2020.

Gain on sale of properties, net. Gain on sale of properties, net decreased $200.3 million, or 88.2%, in the 2020 period, as compared to the 2019 period. Gain on sale of properties, net in the 2020 period related to the following (dollars in thousands):

Asset	Gain on Sale, Net
Georgetown-Green and Harris Buildings	$24,916
Research Park(1)	2,000
$26,916

(1)There was consideration of $2.0 million being held in escrow related to the sale of this property in 2019. In June 2020, these proceeds were released to the Company, and we recorded an additional $2.0 million gain on the sale for the three months ended June 30, 2020.

Gain on sale of properties, net in the 2019 period primarily related to the following (dollars in thousands):

Asset	Gain on Sale, Net
600 108th Avenue NE	$149,009
Research Park	78,158
$227,167

Income tax expense. Income tax expense decreased $0.3 million, or 82.6%, in the 2020 period, compared to the 2019 period, primarily due to a decrease in state and local taxes as a result of the sale of properties.

Net income attributable to noncontrolling interest. In 2017 through 2020, we granted LTIP Units to certain of our trustees and employees. Net income attributable to noncontrolling interest decreased $37,000, or 40.7% in the 2020 period, compared to the 2019 period, primarily due to a decrease in net income, partially offset by the measurement of LTIP Units in the 2020 period.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2020, Compared to Six Months Ended June 30, 2019

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	2020	2019	$ Change	% Change
	(dollars in thousands)
Rental revenue	$28,130	$30,499	$(2,369)	(7.8)%	$4,261	$38,965	$32,391	$69,464	$(37,073)	(53.4)%
Other revenue	2,466	2,963	(497)	(16.8)%	228	2,693	2,694	5,656	(2,962)	(52.4)%
Operating expenses	(13,371)	(13,257)	(114)	0.9%	(2,067)	(13,497)	(15,438)	(26,754)	11,316	(42.3)%
Net operating income(3)	$17,225	$20,205	$(2,980)	(14.7)%	$2,422	$28,161	19,647	48,366	(28,719)	(59.4)%
Other expenses:
Depreciation and amortization							9,512	16,146	(6,634)	(41.1)%
General and administrative							18,906	21,629	(2,723)	(12.6)%
Total other expenses							28,418	37,775	(9,357)	(24.8)%
Interest and other income, net							16,338	38,470	(22,132)	(57.5)%
Interest expense							(611)	(8,276)	7,665	(92.6)%
Loss on early extinguishment of debt							—	(6,374)	6,374	(100.0)%
Gain on sale of properties, net							446,536	420,203	26,333	6.3%
Income before income taxes							453,492	454,614	(1,122)	(0.2)%
Income tax expense							(99)	(1,640)	1,541	(94.0)%
Net income							453,393	452,974	419	0.1%
Net income attributable to noncontrolling interests							(802)	(170)	(632)	371.8%
Net income attributable to Equity Commonwealth							452,591	452,804	(213)	—%
Preferred distributions							(3,994)	(3,994)	—	—%
Net income attributable to Equity Commonwealth common shareholders							$448,597	$448,810	$(213)	—%

(1)Comparable properties consist of four properties we owned continuously from January 1, 2019 to June 30, 2020.

(2)Other properties consist of properties sold.

(3)We define net operating income, or NOI, as income from our real estate including lease termination fees received from tenants less our property operating expenses.  NOI excludes amortization of capitalized tenant improvement costs and leasing commissions and corporate level expenses.  For a discussion of why we consider NOI to be an appropriate supplemental measure to net income as well as a reconciliation of NOI to net income, the most directly comparable financial measure under GAAP reported on our consolidated financial statements, please see the section entitled “- Liquidity and Capital Resources - Property Net Operating Income (NOI).”

Rental revenue. Rental revenue decreased $37.1 million, or 53.4%, in the 2020 period, compared to the 2019 period, primarily due to the properties sold in 2020 and 2019. Rental revenue at the comparable properties decreased $2.4 million, or 7.8%, in the 2020 period, compared to the 2019 period, primarily due to a $2.2 million decrease in lease termination fees.

Rental revenue includes (decreases) increases for straight line rent adjustments totaling $(0.7) million in the 2020 period and $0.8 million in the 2019 period, and net increases for amortization of assumed real estate lease obligations totaling $0 in the 2020 period and $0.1 million in the 2019 period. Rental revenue also includes the recognition of lease termination fees totaling $0 in the 2020 period and $2.2 million in the 2019 period.
Other revenue. Other revenue, which primarily includes parking revenue, decreased $3.0 million, or 52.4%, in the 2020 period, compared to the 2019 period, primarily due to the properties sold in 2020 and 2019. Other revenue decreased $0.5 million, or 16.8%, at the comparable properties in the 2020 period, compared to the 2019 period, primarily due to decreased parking revenue during the 2020 period as a result of the COVID-19 outbreak.
Operating expenses. Operating expenses decreased $11.3 million, or 42.3%, in the 2020 period, compared to the 2019 period, primarily due to the properties sold in 2020 and 2019. Operating expenses increased $0.1 million, or 0.9%, at the comparable properties in the 2020 period, compared to the 2019 period, primarily due to a $0.2 million increase in HVAC expense and a

$0.1 million increase in salaries and benefits expense, partially offset by a $0.2 million decrease in utilities expense and a $0.1 million decrease in maintenance and repairs expense.

Depreciation and amortization. Depreciation and amortization decreased $6.6 million, or 41.1%, in the 2020 period, compared to the 2019 period, primarily due to the properties sold in 2020 and 2019.

General and administrative. General and administrative expenses decreased $2.7 million, or 12.6%, in the 2020 period, compared to the 2019 period, primarily due to a $3.1 million decrease in compensation expenses related to severance, a $0.6 million decrease in payroll expenses as a result of a staffing reduction and a $0.3 million decrease in share-based compensation expense, partially offset by a $1.6 million increase in state franchise taxes largely related to property sales.

Interest and other income, net. Interest and other income, net decreased $22.1 million, or 57.5%, in the 2020 period, compared to the 2019 period, primarily due to $21.0 million less interest received from lower average interest rates.

Interest expense. Interest expense decreased $7.7 million, or 92.6%, in the 2020 period, compared to the 2019 period, primarily due to the redemption in June 2019 of all $250 million of our 5.875% senior unsecured notes due 2020 and a decrease in amortization of a discount and amortization of deferred financing fees.

Loss on early extinguishment of debt. The loss on early extinguishment of debt of $6.4 million in the 2019 period reflects the write off of unamortized deferred financing fees, the write off of an unamortized discount and prepayment fees related to the redemption of all $250 million of our 5.875% senior unsecured notes due 2020.

Gain on sale of properties, net. Gain on sale of properties, net increased $26.3 million, or 6.3%, in the 2020 period, compared to the 2019 period. Gain on sale of properties, net in the 2020 period primarily related to the following (dollars in thousands):

Asset	Gain on Sale, Net
109 Brookline Avenue	$225,190
333 108th Avenue NE	194,424
Georgetown-Green and Harris Buildings	24,916
Research Park(1)	2,000
$446,530

(1)There was consideration of $2.0 million being held in escrow related to the sale of this property in 2019. In June 2020, these proceeds were released to the Company, and we recorded an additional $2.0 million gain on the sale for the six months ended June 30, 2020.

Gain on sale of properties, net in the 2019 period primarily related to the following (dollars in thousands):

Asset	Gain on Sale, Net
1735 Market Street	$192,985
600 108th Avenue NE	149,009
Research Park	78,158
$420,152

Income tax expense. Income tax expense decreased $1.5 million, or 94.0%, in the 2020 period, compared to the 2019 period, primarily due to a decrease in state and local taxes as a result of the sale of properties.

Net income attributable to noncontrolling interest. In 2017 through 2020, we granted LTIP Units to certain of our trustees and employees. Net income attributable to noncontrolling interest increased $0.6 million, or 371.8% in the 2020 period, compared to the 2019 period, primarily due to the measurement of LTIP Units in the 2020 period.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As of June 30, 2020, we had $3.4 billion of cash and cash equivalents.  We expect to use our cash balances, cash flow from our operations and proceeds of any future property sales to fund our operations, make distributions, repurchase our common shares, make acquisitions and/or investments in properties or businesses, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

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

Net cash flows provided by (used in) operating, investing and financing activities were $23.2 million, $652.1 million and $(34.1) million, respectively, for the six months ended June 30, 2020, and $41.2 million, $1.0 billion and $(266.2) million, respectively, for the six months ended June 30, 2019.  Changes in these three categories of our cash flows between 2020 and 2019 are primarily related to a decrease in property net operating income (as a result of property dispositions), a decrease in interest income (as a result of lower average interest rates in 2020), a decrease in real estate improvements, dispositions of properties, proceeds from maturities of marketable securities, repayments of debt and repurchase of our common shares.

Our Investment and Financing Liquidity and Resources

During the six months ended June 30, 2020, we paid an aggregate of $4.0 million of distributions on our series D preferred shares.  On July 8, 2020, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on August 17, 2020 to shareholders of record on July 29, 2020.

During the six months ended June 30, 2020, we repurchased 711,000 of our common shares under the March 2019 Authorization, at a weighted average price of $29.31 per share, for a total investment of $20.8 million. On March 10, 2020, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the twelve months following the date of authorization, none of which has been utilized.

Our outstanding debt maturity and interest rate as of June 30, 2020, were as follows (dollars in thousands):

	Scheduled Principal Payments During Period
Year	Secured Fixed Rate Debt(1)	Interest Rate(2)
2020	$303	5.69%
2021	24,836	5.69%
Thereafter	—	—%
	$25,139	5.69%

(1)Total debt outstanding as of June 30, 2020, including net unamortized premiums and net unamortized deferred financing costs, was $25.3 million, all of which is related to a mortgage on our building at 206 East 9th Street. As of July 5, 2020, we repaid this mortgage debt at par for $25.1 million.
(2)Contractual interest rate.

For further information about our indebtedness, see Note 4 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We may utilize various types of financings, including debt or equity, to fund future acquisitions and/or investments. Although we are not currently rated by the debt rating agencies, the completion and the costs of any future debt transactions will depend primarily upon market conditions and our credit ratings at such time, if any. We have no control over market conditions. Any credit ratings will depend upon evaluations by credit rating agencies of our business practices and plans and, in particular, whether we appear to have the ability to maintain our earnings, to space our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably foreseeable adverse changes. We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities. However, there can be no assurance regarding our ability to complete any debt or equity offerings or that our cost of any future public or private financings will not increase.
During the six months ended June 30, 2020, we sold three properties with a combined 1.0 million square feet for an aggregate gross sale price of $756.5 million.  For more information regarding these transactions, see Note 3 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

During the three and six months ended June 30, 2020 and 2019, amounts capitalized at our properties, including properties sold, for tenant improvements, leasing costs and building improvements were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Tenant improvements(1)	$2,448	$2,491	$3,325	$4,941
Leasing costs(2)	299	374	1,245	1,217
Building improvements(3)	611	2,328	962	3,584

(1)Tenant improvements include capital expenditures to improve tenants’ space.
(2)Leasing costs include leasing commissions and related legal expenses.
(3)Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.

During the three months ended June 30, 2020, commitments made for expenditures in connection with leasing space at our properties, excluding leasing activity for assets during the quarter in which the asset was sold, were as follows (dollar and square foot measures in thousands):

	New Leases	Renewals	Total
Square feet leased during the period	22	—	22
Tenant improvements and leasing commissions	$1,774	$—	$1,774
Tenant improvements and leasing commissions per square foot	$80.63	$—	$80.63
Weighted average lease term by square foot (years)(1)	8.0	—	8.0
Tenant improvements and leasing commissions per square foot per year	$10.08	$—	$10.08

(1)For renewal lease terms, if the existing rents of an original lease term are modified, the new term starts at the rent modification date. Weighted average lease term generally excludes renewal options.

Off Balance Sheet Arrangements

As of June 30, 2020, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table provides a reconciliation of net income to FFO attributable to Equity Commonwealth common shareholders and unitholders and a calculation to Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation to FFO:
Net income	$27,886	$242,377	$453,393	$452,974
Real estate depreciation and amortization	4,174	7,283	9,055	15,560
Gain on sale of properties, net	(26,916)	(227,166)	(446,536)	(420,203)
FFO attributable to Equity Commonwealth	5,144	22,494	15,912	48,331
Preferred distributions	(1,997)	(1,997)	(3,994)	(3,994)
FFO attributable to Equity Commonwealth common shareholders and unitholders	$3,147	$20,497	$11,918	$44,337

Reconciliation to Normalized FFO:
FFO attributable to Equity Commonwealth common shareholders and unitholders	$3,147	$20,497	$11,918	$44,337
Lease value amortization	—	(39)	—	(78)
Straight line rent adjustments	515	(11)	713	(848)
Loss on early extinguishment of debt	—	6,374	—	6,374
Taxes related to property sales included in general and administrative	10	—	1,458	—
Taxes related to property sales, net included in income tax expense	44	415	79	565
Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders	$3,716	$27,236	$14,168	$50,350

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

A reconciliation of NOI to net income for the three and six months ended June 30, 2020 and 2019, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Rental revenue	$15,248	$30,574	$32,391	$69,464
Other revenue	1,017	2,794	2,694	5,656
Operating expenses	(6,677)	(10,974)	(15,438)	(26,754)
NOI	$9,588	$22,394	$19,647	$48,366

NOI	$9,588	$22,394	$19,647	$48,366
Depreciation and amortization	(4,398)	(7,561)	(9,512)	(16,146)
General and administrative	(8,302)	(9,533)	(18,906)	(21,629)
Interest and other income, net	4,443	20,695	16,338	38,470
Interest expense	(302)	(4,070)	(611)	(8,276)
Loss on early extinguishment of debt	—	(6,374)	—	(6,374)
Gain on sale of properties, net	26,916	227,166	446,536	420,203
Income before income taxes	27,945	242,717	453,492	454,614
Income tax expense	(59)	(340)	(99)	(1,640)
Net income	$27,886	$242,377	$453,393	$452,974

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  Other Information

Item 1. Legal Proceedings.

We are or may become a party to various legal proceedings. We are not currently involved in any litigation nor, to our knowledge, is any litigation threatened against us where the outcome would, in our judgment based on information currently available to us, have a material adverse effect on the Company.

Item 1A. Risk Factors.

The risk factors relating to or impacted by the COVID-19 outbreak that were previously disclosed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 contained certain financial-related information which has been updated for the three months ended June 30, 2020 in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

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

3.2	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 11, 2006.)

3.3	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K filed May 31, 2011.)

3.4	Articles Supplementary, dated March 14, 2018. (Incorporated by reference to the Company’s Current Report on Form 8-K filed March 15, 2018.)

3.5	Fourth Amended and Restated Bylaws of the Company, adopted April 2, 2020. (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 3, 2020.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

4.2	Form of 6 1/2% Series D Cumulative Convertible Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (Filed herewith.)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
President and Chief Executive Officer
	Dated:	July 30, 2020

By:	/s/ Adam S. Markman
Adam S. Markman
Executive Vice President, Chief Financial Officer and Treasurer
	Dated:	July 30, 2020