Form 10-Q
period 2020-09-30
Equity Commonwealth
filed 2020-10-29
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of October 23, 2020:  121,524,510.

EQUITY COMMONWEALTH

FORM 10-Q

September 30, 2020

EXPLANATORY NOTE

References in this Quarterly Report on Form 10-Q to the “Company,” “EQC,” “we,” “us” or “our,” refer to Equity Commonwealth and its consolidated subsidiaries as of September 30, 2020, unless the context indicates otherwise.

i

PART I.      Financial Information

Item 1.         Financial Statements.
EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	September 30, 2020	December 31, 2019
		(audited)
ASSETS
Real estate properties:
Land	$44,060	$85,627
Buildings and improvements	355,877	576,494
	399,937	662,121
Accumulated depreciation	(142,053)	(202,700)
	257,884	459,421
Cash and cash equivalents	3,418,240	2,795,642
Restricted cash	—	5,003
Rents receivable	14,486	19,554
Other assets, net	18,164	39,757
Total assets	$3,708,774	$3,319,377

LIABILITIES AND EQUITY
Mortgage notes payable, net	$—	$25,691
Accounts payable, accrued expenses and other	25,702	37,153
Rent collected in advance	1,861	3,127
Distributions payable	438,105	7,534
Total liabilities	465,668	73,505

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6.50% cumulative convertible; 4,915,196 shares issued and outstanding, aggregate liquidation preference of $122,880	119,263	119,263
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 121,524,510 and 121,924,199 shares issued and outstanding, respectively	1,215	1,219
Additional paid in capital	4,291,293	4,313,831
Cumulative net income	3,816,614	3,363,654
Cumulative common distributions	(4,284,050)	(3,851,666)
Cumulative preferred distributions	(707,715)	(701,724)
Total shareholders’ equity	3,236,620	3,244,577
Noncontrolling interest	6,486	1,295
Total equity	3,243,106	3,245,872
Total liabilities and equity	$3,708,774	$3,319,377
See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental revenue	$15,742	$23,995	$48,133	$93,459
Other revenue	743	2,740	3,437	8,396
Total revenues	16,485	26,735	51,570	101,855
Expenses:
Operating expenses	6,444	9,923	21,882	36,677
Depreciation and amortization	5,137	5,939	14,649	22,085
General and administrative	7,191	8,523	26,097	30,152
Total expenses	18,772	24,385	62,628	88,914
Interest and other income, net	2,606	19,401	18,944	57,871
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $(3), $(55), $(119) and $264, respectively)	(9)	(321)	(620)	(8,597)
Gain (loss) on early extinguishment of debt	131	—	131	(6,374)
Gain on sale of properties, net	—	1,945	446,536	422,148
Income before income taxes	441	23,375	453,933	477,989
Income tax (expense) benefit	(71)	521	(170)	(1,119)
Net income	370	23,896	453,763	476,870
Net income attributable to noncontrolling interest	(1)	(10)	(803)	(180)
Net income attributable to Equity Commonwealth	369	23,886	452,960	476,690
Preferred distributions	(1,997)	(1,997)	(5,991)	(5,991)
Net (loss) income attributable to Equity Commonwealth common shareholders	$(1,628)	$21,889	$446,969	$470,699

Weighted average common shares outstanding — basic	121,673	122,140	121,824	122,075
Weighted average common shares outstanding — diluted	121,673	123,564	126,282	125,938
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$(0.01)	$0.18	$3.67	$3.86
Diluted	$(0.01)	$0.18	$3.59	$3.79

Distributions declared per common share	$3.50	$3.50	$3.50	$3.50

See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$370	$23,896	$453,763	$476,870

Other comprehensive income, net of tax:
Unrealized gain on marketable securities	—	—	—	342
Total comprehensive income	370	23,896	453,763	477,212
Comprehensive income attributable to noncontrolling interest	(1)	(10)	(803)	(180)
Total comprehensive income attributable to Equity Commonwealth	$369	$23,886	$452,960	$477,032

See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands, except share data)
(unaudited)

	Equity Commonwealth Shareholders
	Number of Series D Preferred Shares	Series D Preferred Shares	Number of Common Shares	Common Shares	Additional Paid in Capital	Cumulative Net Income	Cumulative Common Distributions	Cumulative Preferred Distributions	Noncontrolling Interest	Total
Balance at July 1, 2020	4,915,196	$119,263	121,521,624	$1,215	$4,288,245	$3,816,245	$(3,852,856)	$(705,718)	$7,347	$3,673,741
Net income	—	—	—	—	—	369	—	—	1	370
Surrender of shares for tax withholding	—	—	(526)	—	(14)	—	—	—	—	(14)
Share-based compensation	—	—	3,412	—	2,908	—	—	—	412	3,320
Distributions	—	—	—	—	—	—	(431,194)	(1,997)	(1,120)	(434,311)
Adjustment for noncontrolling interest	—	—	—	—	154	—	—	—	(154)	—
Balance at September 30, 2020	4,915,196	$119,263	121,524,510	$1,215	$4,291,293	$3,816,614	$(4,284,050)	$(707,715)	$6,486	$3,243,106

Balance at January 1, 2020	4,915,196	$119,263	121,924,199	$1,219	$4,313,831	$3,363,654	$(3,851,666)	$(701,724)	$1,295	$3,245,872
Net income	—	—	—	—	—	452,960	—	—	803	453,763
Repurchase of shares	—	—	(711,000)	(7)	(20,862)	—	—	—	—	(20,869)
Surrender of shares for tax withholding	—	—	(183,992)	(2)	(6,024)	—	—	—	—	(6,026)
Share-based compensation	—	—	495,303	5	8,767	—	—	—	1,119	9,891
Contributions	—	—	—	—	—	—	—	—	1	1
Distributions	—	—	—	—	—	—	(432,384)	(5,991)	(1,120)	(439,495)
Redemption of noncontrolling interest	—	—	—	—	—	—	—	—	(31)	(31)
Adjustment for noncontrolling interest	—	—	—	—	(4,419)	—	—	—	4,419	—
Balance at September 30, 2020	4,915,196	$119,263	121,524,510	$1,215	$4,291,293	$3,816,614	$(4,284,050)	$(707,715)	$6,486	$3,243,106

See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(amounts in thousands, except share data)
(unaudited)

	Equity Commonwealth Shareholders
	Number of Series D Preferred Shares	Series D Preferred Shares	Number of Common Shares	Common Shares	Additional Paid in Capital	Cumulative Net Income	Cumulative Common Distributions	Cumulative Preferred Distributions	Cumulative Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at July 1, 2019	4,915,196	$119,263	121,922,120	$1,219	$4,308,049	$3,323,778	$(3,420,406)	$(697,730)	$—	$1,450	$3,635,623
Net income	—	—	—	—	—	23,886	—	—	—	10	23,896
Share-based compensation	—	—	2,079	—	3,078	—	—	—	—	330	3,408
Distributions	—	—	—	—	—	—	(431,541)	(1,997)	—	(1,276)	(434,814)
Adjustment for noncontrolling interest	—	—	—	—	(774)	—	—	—	—	774	—
Balance at September 30, 2019	4,915,196	$119,263	121,924,199	$1,219	$4,310,353	$3,347,664	$(3,851,947)	$(699,727)	$—	$1,288	$3,228,113

Balance at January 1, 2019	4,915,196	$119,263	121,572,155	$1,216	$4,305,974	$2,870,974	$(3,420,548)	$(693,736)	$(342)	$1,197	$3,183,998
Net income	—	—	—	—	—	476,690	—	—	—	180	476,870
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	342	—	342
Surrender of shares for tax withholding	—	—	(168,327)	(2)	(5,485)	—	—	—	—	—	(5,487)
Share-based compensation	—	—	520,371	5	10,056	—	—	—	—	995	11,056
Distributions	—	—	—	—	—	—	(431,399)	(5,991)	—	(1,276)	(438,666)
Adjustment for noncontrolling interest	—	—	—	—	(192)	—	—	—	—	192	—
Balance at September 30, 2019	4,915,196	$119,263	121,924,199	$1,219	$4,310,353	$3,347,664	$(3,851,947)	$(699,727)	$—	$1,288	$3,228,113

See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$453,763	$476,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,292	18,608
Net amortization of debt discounts, premiums and deferred financing fees	(119)	264
Straight line rental income	346	(349)
Amortization of acquired real estate leases	—	158
Other amortization	2,357	3,146
Amortization of right-of-use asset	572	549
Share-based compensation	9,891	11,056
(Gain) loss on early extinguishment of debt	(131)	6,374
Net gain on sale of properties	(446,536)	(422,148)
Change in assets and liabilities:
Rents receivable and other assets	(1,015)	(11,072)
Accounts payable, accrued expenses and other	1,556	(7,158)
Rent collected in advance	(1,266)	(2,204)
Net cash provided by operating activities	31,710	74,094

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(7,878)	(21,416)
Proceeds from sale of properties, net	655,053	771,787
Proceeds from maturity of marketable securities	—	250,000
Net cash provided by investing activities	647,175	1,000,371

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common shares	(26,895)	(5,487)
Payments on borrowings	(25,441)	(255,697)
Contributions from holders of noncontrolling interest	1	—
Distributions to common shareholders	(1,936)	(1,160)
Distributions to preferred shareholders	(5,991)	(5,991)
Distributions to holders of noncontrolling interest	(997)	—
Redemption of noncontrolling interest	(31)	—
Net cash used in financing activities	(61,290)	(268,335)

Increase in cash, cash equivalents, and restricted cash	617,595	806,130
Cash, cash equivalents, and restricted cash at beginning of period	2,800,645	2,404,101
Cash, cash equivalents, and restricted cash at end of period	$3,418,240	$3,210,231
See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$843	$12,664
Taxes (refunded) paid, net	(1,555)	2,944

NON-CASH INVESTING ACTIVITIES:
Recognition of right-of-use asset and lease liability	$—	$1,503
Accrued capital expenditures	$980	$2,161

NON-CASH FINANCING ACTIVITIES:
Distributions payable	$438,105	$435,583

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30,
	2020	2019
Cash and cash equivalents	$3,418,240	$3,205,775
Restricted cash	—	4,456
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$3,418,240	$3,210,231

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

Since that time, the Company has conducted and intends to continue to conduct substantially all of its activities through the Operating Trust. The Company beneficially owned 99.8% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust, or OP Units, as of September 30, 2020, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.

At September 30, 2020, our portfolio consisted of four properties (eight buildings), with a combined 1.5 million square feet. As of September 30, 2020, we had $3.4 billion of cash and cash equivalents.

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

Note 3.  Real Estate Properties

During the nine months ended September 30, 2020 and 2019, we made improvements, excluding tenant-funded improvements, to our properties totaling $7.5 million and $10.0 million, respectively.

Property Dispositions:

During the nine months ended September 30, 2020, we sold the following properties, which did not represent strategic shifts under ASC Topic 205 (dollars in thousands):

Property	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sale Price(1)	Gain on Sale
109 Brookline Avenue	February 2020	1	1	285,556	$270,000	$225,190
333 108th Avenue NE(2)	March 2020	1	1	435,406	401,500	194,424
Georgetown-Green and Harris Buildings	May 2020	1	2	240,475	85,000	24,916
		3	4	961,437	$756,500	$444,530

(1)Gross sale price is before transfer taxes and credits, such as capital costs, contractual lease costs and rent abatements.
(2)The sale represents an individually significant disposition. The operating results of this property are included in continuing operations for all periods presented through the date of sale. Net income related to this property was $21,000 and $3.7 million for the three months ended September 30, 2020 and 2019, respectively. Net income related to this property was $193.2 million, of which $194.4 million related to the gain on sale, and $11.0 million for the nine months ended September 30, 2020 and 2019, respectively.

During the nine months ended September 30, 2019, we sold the following properties, which did not represent a strategic shift under ASC Topic 205 (dollars in thousands):

Property	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sale Price(1)	Gain on Sale
1735 Market Street(2)	March 2019	1	1	1,286,936	$451,600	$192,985
600 108th Avenue NE(3)	April 2019	1	1	254,510	195,000	149,009
Research Park(4)	June 2019	1	4	1,110,007	165,500	78,158
		3	6	2,651,453	$812,100	$420,152

(1)Gross sale price is before transfer taxes and credits, such as capital costs, contractual lease costs and rent abatements.
(2)Certain of our subsidiaries sold 100.0% of the equity interests in the fee simple owner of this property. The sale represents an individually significant disposition. The operating results of this property are included in continuing operations for all periods presented through the date of sale. Net income related to this property was $0.1 million and $197.3 million, of which $193.0 million related to the gain on sale, for the three and nine months ended September 30, 2019, respectively.
(3)The property includes an office building and additional developmental rights.
(4)There was consideration of $2.0 million being held in escrow related to the sale of this property in 2019. In June 2020, these proceeds were released to the Company, and we recorded an additional $2.0 million gain on the sale for the nine months ended September 30, 2020.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Lease Payments

The FASB has issued additional guidance for companies to account for any COVID-19 related rent concessions in the form of FASB staff and board members’ remarks at the April 8, 2020 public meeting and the FASB staff question-and-answer document issued on April 10, 2020. We have elected the practical expedient to account for COVID-19 related rent concessions as if they were part of the enforceable rights and obligations of the parties under the existing lease contract. This policy has been elected for our lessor portfolio for any rent deferrals, and we have elected to treat the related leases as if they are unchanged. For the three and nine months ended September 30, 2020, we deferred collection of approximately $0.2 million and $0.3 million, respectively, of rental income on revenue that was recognized in the three and nine months ended September 30, 2020, respectively.

Rental revenue consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease payments	$9,692	$16,985	$31,445	$65,319
Variable lease payments	6,050	7,010	16,688	28,140
Rental revenue	$15,742	$23,995	$48,133	$93,459

Note 4.  Indebtedness

Mortgage Note Payable:

As of July 5, 2020, we repaid at par $25.1 million of mortgage debt at 206 East 9th Street and recognized a gain on early extinguishment of debt of $0.1 million for the three and nine months ended September 30, 2020 from the write off of an unamortized premium, net of prepayment fees and the write off of unamortized deferred financing fees.

Note 5.  Shareholders’ Equity

Common Share Issuances:

See Note 8 for information regarding equity issuances related to share-based compensation.

Common Share Repurchases:

On March 13, 2019, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares over the twelve months following the date of authorization, or the March 2019 Authorization. In March 2020, this share repurchase authorization, of which $129.2 million was not utilized, expired. During the nine months ended September 30, 2020, we repurchased 711,000 of our common shares under the March 2019 Authorization, at a weighted average price of $29.31 per share, for a total investment of $20.8 million. On March 10, 2020, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the twelve months following the date of authorization, none of which has been utilized.

During the nine months ended September 30, 2020 and 2019, certain of our employees and former employees surrendered 183,992 and 168,327 common shares owned by them, respectively, to satisfy their statutory tax withholding obligations in connection with the vesting of such common shares pursuant to our equity compensation plans.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Common Share and Unit Distribution:

On September 16, 2020, our Board of Trustees declared a special, one-time cash distribution of $3.50 per common share/unit to shareholders/unitholders of record on October 1, 2020. On October 20, 2020, we paid this distribution to such shareholders/unitholders in the aggregate amount of $426.7 million.

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

Preferred Share Distributions:

In 2020, our Board of Trustees declared distributions on our series D preferred shares to date as follows:

Declaration Date	Record Date	Payment Date	Series D Dividend Per Share
January 10, 2020	January 30, 2020	February 18, 2020	$0.40625
April 9, 2020	April 29, 2020	May 15, 2020	$0.40625
July 8, 2020	July 29, 2020	August 17, 2020	$0.40625
October 8, 2020	October 28, 2020	November 16, 2020	$0.40625

Note 6.  Noncontrolling Interest

Noncontrolling interest represents the portion of the OP Units not beneficially owned by the Company. The ownership of an OP Unit and a common share of beneficial interest have essentially the same economic characteristics. Distributions with respect to OP Units will generally mirror distributions with respect to the Company’s common shares. Unitholders (other than the Company) generally have the right, commencing six months from the date of issuance of such OP Units, to cause the Operating Trust to redeem their OP Units in exchange for cash or, at the option of the Company, common shares of the Company on a one-for-one basis. As sole trustee, the Company has the sole discretion to elect whether the redemption right will be satisfied by the Company in cash or the Company’s common shares. As a result, the Noncontrolling interest is classified as permanent equity. As of September 30, 2020, the portion of the Operating Trust not beneficially owned by the Company is in the form of OP Units and LTIP Units (see Note 8 for a description of LTIP Units). LTIP Units may be subject to additional vesting requirements.

The following table presents the changes in Equity Commonwealth’s issued and outstanding common shares and units for the nine months ended September 30, 2020:

	Common Shares	OP Units and LTIP Units	Total
Outstanding at January 1, 2020	121,924,199	48,660	121,972,859
Repurchase of shares	(894,992)	—	(894,992)
OP Unit redemption	—	(1,000)	(1,000)
Share-based compensation grants and vesting, net of forfeitures	495,303	195,856	691,159
Outstanding at September 30, 2020	121,524,510	243,516	121,768,026
Noncontrolling ownership interest in the Operating Trust			0.20%

The carrying value of the Noncontrolling interest is allocated based on the number of OP Units and LTIP Units in proportion to the number of OP Units and LTIP Units plus the number of common shares. We adjust the Noncontrolling interest balance at the end of each period to reflect the noncontrolling partners’ interest in the net assets of the Operating Trust. Net income is allocated to the Noncontrolling interest in the Operating Trust based on the weighted average ownership percentage during the period. Equity Commonwealth’s weighted average ownership interest in the Operating Trust was 99.80% and 99.82% for the three and nine months ended September 30, 2020, respectively.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Our provision for income taxes consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Current:
State and local	$(71)	$521	$(170)	$(119)

Deferred:
State and local	—	—	—	(1,000)

Income tax (expense) benefit	$(71)	$521	$(170)	$(1,119)

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

Recipients of the Company’s restricted stock units, or RSUs, are entitled to receive dividends with respect to the common shares underlying the RSUs if and when the RSUs are earned, at which time the recipient will be entitled to receive an amount in cash equal to the aggregate amount of cash dividends that would have been paid in respect to the common shares underlying the recipient’s earned RSUs had such common shares been issued to the recipient on the first day of the performance period. To the extent that an award does not vest, the dividends related to unvested RSUs will be forfeited. The RSUs are market-based awards with a service condition and recipients may earn RSUs based on the Company’s total shareholder return, or TSR, relative to the TSRs of the companies that comprise the Nareit Office Index over a three-year performance period. Following the end of the three-year performance period, the number of earned awards will be determined. The earned awards vest in two tranches with 50% of the earned award vesting following the end of the performance period on the date the Compensation Committee of our Board of Trustees, or the Committee, determines the level of achievement of the performance metric and the remaining 50% of the earned award vesting approximately one year thereafter, subject to the grant recipient’s continued employment. Compensation expense for the RSUs is determined using a Monte Carlo simulation model and is recognized ratably from the grant date to the vesting date of each tranche.

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
2020 Equity Award Activity

During the nine months ended September 30, 2020, 388,615 RSUs vested, and, as a result, we issued 388,615 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations (see Note 5).

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On September 16, 2020, our Board of Trustees appointed a new independent Trustee. In accordance with the Company's compensation plan for independent Trustees, the Committee awarded this Trustee $0.1 million in restricted shares as part of her prorated compensation for the 2020-2021 year of service on the Board of Trustees. This award equated to 2,526 shares valued at $30.39 per share, the closing price of our common shares on the New York Stock Exchange, or the NYSE, on that day. These shares vest on June 23, 2021.
On June 23, 2020, in accordance with the Company’s compensation plan for independent Trustees, the Committee awarded each of the then nine independent Trustees $0.1 million in restricted shares or time-based LTIP Units as part of their compensation for the 2020-2021 year of service on the Board of Trustees. These awards equated to 3,184 shares or time-based LTIP Units per Trustee, for a total of 19,104 shares and 9,552 time-based LTIP Units, valued at $31.41 per share and unit, the closing price of our common shares on the NYSE on that day. These shares and time-based LTIP Units vest one year after the date of the award, on June 23, 2021.
On January 27, 2020, the Committee approved grants in the aggregate amount of 20,116 time-based LTIP Units, 40,841 market-based LTIP Units at target (101,796 market-based LTIP Units at maximum), 85,058 restricted shares and 172,697 RSUs at target (430,447 RSUs at maximum) to the Company’s officers, certain employees, an eligible consultant and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2019. The restricted shares and time-based LTIP Units were valued at $32.81 per share and per unit, the closing price of our common shares on the NYSE on the grant date. The assumptions and fair value for the RSUs and market-based LTIP Units granted during the nine months ended September 30, 2020 are included in the following table on a per share and per unit basis.

2020
Fair value of market-based awards granted	$40.17
Expected term (years)	4
Expected volatility	12.39%
Risk-free rate	1.41%

2019 Equity Award Activity

During the nine months ended September 30, 2019, 384,811 RSUs vested, and, as a result, we issued 384,811 common shares, prior to certain employees and former employees surrendering their common shares to satisfy tax withholding obligations.
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
Outstanding Equity Awards
As of September 30, 2020, the estimated future compensation expense for all unvested restricted shares and time-based LTIP Units was $7.1 million. Compensation expense for the restricted share and time-based LTIP Unit awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares and time-based LTIP units is approximately 2.3 years.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2020, the estimated future compensation expense for all unvested RSUs and market-based LTIP Units was $13.7 million. The weighted average period over which the future compensation expense will be recorded for the RSUs and market-based LTIP Units is approximately 2.2 years.
During the three months ended September 30, 2020 and 2019, we recorded $3.3 million and $3.4 million, respectively, and during the nine months ended September 30, 2020 and 2019, we recorded $9.9 million and $11.1 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our trustees and employees related to our equity compensation plans. Compensation expense recorded during the nine months ended September 30, 2020 and 2019 includes $17,000 and $0.8 million, respectively, of accelerated vesting due to staffing reductions. Forfeitures are recognized as they occur. At September 30, 2020, 2,289,273 shares/units remain available for issuance under the Equity Commonwealth 2015 Omnibus Incentive Plan, as amended.

Note 9.  Fair Value of Assets and Liabilities

As of September 30, 2020, we do not have any assets or liabilities measured at fair value.

Financial Instruments

Our financial instruments include our cash and cash equivalents, restricted cash and mortgage note payable.  At September 30, 2020 and December 31, 2019, the fair value of these additional financial instruments was not materially different from their carrying values, except as follows (in thousands):

	September 30, 2020		December 31, 2019
	Principal Balance	Fair Value	Principal Balance	Fair Value
Mortgage note payable	$—	$—	$25,433	$26,071

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable. As of September 30, 2020, no single tenant of ours is responsible for more than 5.0% of our consolidated revenues.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator for earnings per common share - basic:
Net income	$370	$23,896	$453,763	$476,870
Net income attributable to noncontrolling interest	(1)	(10)	(803)	(180)
Preferred distributions	(1,997)	(1,997)	(5,991)	(5,991)
Numerator for net (loss) income per share - basic	$(1,628)	$21,889	$446,969	$470,699

Numerator for earnings per common share - diluted:
Net income	$370	$23,896	$453,763	$476,870
Net income attributable to noncontrolling interests	(1)	(10)	(803)	(180)
Preferred distributions	(1,997)	(1,997)	—	—
Numerator for net (loss) income per share - diluted	$(1,628)	$21,889	$452,960	$476,690

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic(1)	121,673	122,140	121,824	122,075
RSUs(2)	—	1,240	1,525	1,123
LTIP Units(3)	—	184	76	177
Series D preferred shares; 6.50% cumulative convertible(4)	—	—	2,857	2,563
Weighted average number of common shares outstanding - diluted	121,673	123,564	126,282	125,938

Net (loss) income per common share attributable to Equity Commonwealth common shareholders:
Basic	$(0.01)	$0.18	$3.67	$3.86
Diluted	$(0.01)	$0.18	$3.59	$3.79

Anti-dilutive securities:
Effect of Series D preferred shares; 6.50% cumulative convertible(4)	2,857	2,563	—	—
Effect of RSUs(2)	1,525	—	—	—
Effect of LTIP Units	206	32	115	33
Effect of OP Units(5)	113	17	99	13

(1) The three months ended September 30, 2020 and 2019, include 150 and 217 weighted-average, unvested, earned RSUs, respectively, and the nine months ended September 30, 2020 and 2019, include 159 and 208 weighted-average, unvested, earned RSUs, respectively.
(2) Represents weighted-average number of common shares that would have been issued if the quarter-end was the measurement date for unvested, unearned RSUs.
(3) Represents the weighted-average dilutive shares issuable from LTIP Units if the quarter-end was the measurement date for the periods shown.
(4) The Series D preferred shares are excluded from the diluted earnings per share calculation for the three months ended September 30, 2020 and 2019, because including the Series D preferred shares would also require that the preferred distributions be added back to net income, resulting in anti-dilution.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) Beneficial interests in the Operating Trust.

Note 11.  Segment Information

Our primary business is the ownership and operation of office properties, and we currently have one reportable segment.  One hundred percent of our revenues for the three and nine months ended September 30, 2020 were from office properties.

Note 12.  Related Person Transactions

The following discussion includes a description of our related person transactions for the nine months ended September 30, 2020 and 2019.

Two North Riverside Plaza Joint Venture Limited Partnership: We have a lease with Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman, to occupy office space on the twentieth and twenty-first floors of Two North Riverside Plaza in Chicago, Illinois (20th/21st Floor Office Lease), which has an initial term of approximately five years. The 20th/21st Floor Office Lease expires December 31, 2020. We made improvements to the office space utilizing the $0.7 million tenant improvement allowance pursuant to the lease. In connection with the 20th/21st Floor Office Lease, we also had a storage lease with Two North Riverside Plaza Joint Venture Limited Partnership for storage space in the basement of Two North Riverside Plaza. We terminated the storage lease, effective August 31, 2020. During the three months ended September 30, 2020 and 2019, we recognized expense of $0.2 million and $0.2 million, respectively, and during the nine months ended September 30, 2020 and 2019, we recognized expense of $0.7 million and $0.7 million, respectively, pursuant to the 20th/21st Floor Office Lease and the related storage space.

Note 13.  Subsequent Events

On September 16, 2020, our Board of Trustees declared a special, one-time cash distribution of $3.50 per common share/unit to shareholders/unitholders of record on October 1, 2020. On October 20, 2020, we paid this distribution to such shareholders/unitholders in the aggregate amount of $426.7 million (see Note 5).

On October 8, 2020, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on November 16, 2020 to shareholders of record on October 28, 2020.

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

OVERVIEW

We are an internally managed and self-advised REIT primarily engaged in the ownership and operation of office properties in the United States. We were formed in 1986 under Maryland law. The Company operates as what is commonly referred to as an UPREIT, conducting substantially all of its activities through the Operating Trust. As of September 30, 2020, the Company beneficially owned 99.8% of the outstanding OP Units.

At September 30, 2020, our portfolio consisted of four properties (eight buildings), with a combined 1.5 million square feet. As of September 30, 2020, we had $3.4 billion of cash and cash equivalents.

We use leasing and occupancy metrics to evaluate the performance of our properties. We believe these metrics provide useful information to investors because they reflect the leasing activity and vacant space at the properties and may facilitate comparisons of our leasing and occupancy metrics with other REITs and real estate companies.

As of September 30, 2020, our overall portfolio was 87.7% leased. During the three months ended September 30, 2020, we did not enter into any new leases, and we entered into one lease renewal for 6,000 square feet which had weighted average cash and GAAP rental rates that were approximately 0.4% lower and 3.2% higher, respectively, than prior rental rates for the same space.  The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatements, the magnitude and timing of contractual rent increases over the lease term, and the length of term for the newly executed leases compared to the prior leases. Percent change in GAAP and cash rents is a comparison of current rent, including estimated tenant expense reimbursements, if any, to the rent, including actual/projected tenant expense reimbursements, if any, last received for the same space on a GAAP and cash basis, respectively. Cash rent during the reporting period is calculated before deducting any initial period free rent.

During the nine months ended September 30, 2020, we sold three properties with a combined 1.0 million square feet for an aggregate gross sale price of $756.5 million.  For more information regarding these transactions, see Note 3 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On September 16, 2020, our Board of Trustees declared a special, one-time cash distribution of $3.50 per common share/unit to shareholders/unitholders of record on October 1, 2020. On October 20, 2020, we paid this distribution to such shareholders/unitholders in the aggregate amount of $426.7 million.

We have engaged CBRE, Inc., or CBRE, to provide property management services for our properties. We pay CBRE a property-by-property management fee and may engage CBRE from time-to-time to perform project management services, such as coordinating and overseeing the completion of tenant improvements and other capital projects at the properties. We reimburse CBRE for certain expenses incurred in the performance of its duties, including certain personnel and equipment costs. For the three months ended September 30, 2020 and 2019, we incurred expenses of $0.7 million and $1.1 million, respectively, and for the nine months ended September 30, 2020 and 2019, we incurred expenses of $2.5 million and $4.1 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a percentage of the properties’ revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of September 30, 2020 and December 31, 2019, we had amounts payable pursuant to these services of $0.3 million and $0.6 million, respectively.

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

Our business may be impacted by the evolving COVID-19 outbreak. Since first surfacing, the outbreak has spread throughout the world and has significantly impacted the United States. The pandemic has led to severe business disruptions, including a dramatic decline in economic activity generally. The duration of the business disruption is unknown at this time. The vast majority of our employees and our tenants' employees are currently working at least in part remotely and may be subject to government-imposed restrictions. Due to the uncertainty created by the pandemic, the Company has experienced a significant reduction in leasing interest and activity when compared to pre-pandemic levels. For the three months ended September 30, 2020, in our comparable property portfolio, we collected 98% of contractual rents, including 3% from the application of security deposits and letters of credit. In October 2020, to date we have collected 97% of contractual rents, including 1% from the application of security deposits and letters of credit. We currently are not able to estimate the full impact of the COVID-19 outbreak on our business.

Property Operations

Leased occupancy data for 2020 and 2019 are as follows (square feet in thousands):

	All Properties		Comparable Properties(1)
	As of September 30,		As of September 30,
	2020	2019	2020	2019
Total properties	4	7	4	4
Total square feet	1,507	2,469	1,507	1,507
Percent leased(2)	87.7%	93.5%	87.7%	89.5%

(1)Based on properties owned continuously from January 1, 2019 through September 30, 2020, and excludes properties sold.
(2)Percent leased is the percent of space subject to signed leases. Percent leased is disclosed to quantify the ratio of leased square feet to rentable square feet and we believe provides useful information as to the proportion of rentable square feet subject to a lease.

The lease term for the renewal lease entered into during the three months ended September 30, 2020 was 3.0 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for the renewal lease entered into during the three months ended September 30, 2020 totaled $0.2 million, or $34.15 per square foot on average (approximately $11.38 per square foot per year of the lease term).

As of September 30, 2020, approximately 3.0% of our leased square feet and 2.8% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2020.  Renewal and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring for the remainder of 2020, that have not been backfilled, are slightly above market. Lease expirations by year, as of September 30, 2020, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring(1)	Leased Square Feet Expiring(2)	% of Leased Square Feet Expiring(2)	Cumulative % of Leased Square Feet Expiring(2)	Annualized Rental Revenue Expiring(3)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2020	4	40	3.0%	3.0%	$1,643	2.8%	2.8%
2021	22	111	8.4%	11.4%	4,854	8.2%	11.0%
2022	12	119	9.0%	20.4%	6,128	10.4%	21.4%
2023	19	222	16.8%	37.2%	10,438	17.7%	39.1%
2024	14	201	15.2%	52.4%	9,171	15.5%	54.6%
2025	11	145	11.0%	63.4%	5,347	9.0%	63.6%
2026	8	80	6.1%	69.5%	3,641	6.2%	69.8%
2027	5	97	7.3%	76.8%	3,560	6.0%	75.8%
2028	4	81	6.1%	82.9%	2,971	5.0%	80.8%
2029	5	117	8.9%	91.8%	5,645	9.5%	90.3%
Thereafter	6	108	8.2%	100.0%	5,734	9.7%	100.0%
	110	1,321	100.0%		$59,132	100.0%

Weighted average remaining lease term (in years):		4.7			4.8

(1)Tenants with leases expiring in multiple years are counted in each year they expire.
(2)Leased Square Feet as of September 30, 2020 includes space subject to leases that have commenced for revenue recognition purposes in accordance with GAAP, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants. The Leased Square Feet Expiring corresponds to the latest-expiring signed lease for a given suite. Thus, backfilled suites expire in the year stipulated by the new lease.
(3)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of September 30, 2020, plus estimated recurring expense reimbursements; excludes lease value amortization, straight line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

The principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of September 30, 2020, tenants representing 2.5% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant		Square Feet(1)	% of Total Leased Square Feet(1)	% of Annualized Rental Revenue(2)	Weighted Average Remaining Lease Term
1.	Equinor Energy Services, Inc.	80	6.1%	5.8%	3.3
2.	KPMG, LLP	71	5.4%	5.0%	8.7
3.	Crowdstrike, Inc.	36	2.7%	3.4%	4.1
4.	CBRE, Inc.	40	3.0%	3.4%	7.5
5.	International Dairy Foods Association(3)	23	1.7%	2.6%	5.8
6.	Alden Torch Financial, LLC	34	2.6%	2.5%	6.4
7.	Kazoo, Inc.	26	2.0%	2.5%	1.3
8.	The Education Trust, Inc.(4)	26	2.0%	2.5%	—
	Total	336	25.5%	27.7%	5.1

(1)Total Leased Square Feet as of September 30, 2020 includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants.
(2)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of September 30, 2020, plus estimated recurring expense reimbursements; excludes lease value amortization, straight line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.
(3)Approximately 10,000 square feet of International Dairy Foods Association's space expire in 2034. Of the remaining 13,000 square feet, 6,500 square feet expire in 2021 and 6,500 square feet have been backfilled by other tenants until 2022.
(4)The Education Trust Inc.'s lease expires on September 30, 2020. Approximately 19,000 square feet have been backfilled by another tenant until 2032. The backfilling lease commences in 2022.
Financing Activities
As of July 5, 2020, we repaid at par $25.1 million of mortgage debt at 206 East 9th Street and recognized a gain on early extinguishment of debt of $0.1 million for the three and nine months ended September 30, 2020 from the write off of an unamortized premium, net of prepayment fees and the write off of unamortized deferred financing fees.
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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2020, Compared to Three Months Ended September 30, 2019

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Three Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	2020	2019	$ Change	% Change
	(dollars in thousands)
Rental revenue	$15,540	$13,736	$1,804	13.1%	$202	$10,259	$15,742	$23,995	$(8,253)	(34.4)%
Other revenue	736	1,572	(836)	(53.2)%	7	1,168	743	2,740	(1,997)	(72.9)%
Operating expenses	(6,452)	(6,522)	70	(1.1)%	8	(3,401)	(6,444)	(9,923)	3,479	(35.1)%
Net operating income(3)	$9,824	$8,786	$1,038	11.8%	$217	$8,026	10,041	16,812	(6,771)	(40.3)%
Other expenses:
Depreciation and amortization							5,137	5,939	(802)	(13.5)%
General and administrative							7,191	8,523	(1,332)	(15.6)%
Total other expenses							12,328	14,462	(2,134)	(14.8)%
Interest and other income, net							2,606	19,401	(16,795)	(86.6)%
Interest expense							(9)	(321)	312	(97.2)%
Gain on early extinguishment of debt							131	—	131	N/A
Gain on sale of properties, net							—	1,945	(1,945)	(100.0)%
Income before income taxes							441	23,375	(22,934)	(98.1)%
Income tax (expense) benefit							(71)	521	(592)	(113.6)%
Net income							370	23,896	(23,526)	(98.5)%
Net income attributable to noncontrolling interest							(1)	(10)	9	(90.0)%
Net income attributable to Equity Commonwealth							369	23,886	(23,517)	(98.5)%
Preferred distributions							(1,997)	(1,997)	—	—%
Net (loss) income attributable to Equity Commonwealth common shareholders							$(1,628)	$21,889	$(23,517)	(107.4)%

(1)Comparable properties consist of four properties we owned continuously from July 1, 2019 to September 30, 2020.

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

Rental revenue. Rental revenue decreased $8.3 million, or 34.4%, in the 2020 period, compared to the 2019 period, primarily due to the loss of revenue from properties sold in 2020 and 2019. Rental revenue at the comparable properties increased $1.8 million, or 13.1%, in the 2020 period, compared to the 2019 period, primarily due to a $1.3 million increase in lease termination fees.

Rental revenue includes increases (decreases) for straight line rent adjustments totaling $0.4 million in the 2020 period and $(0.5) million in the 2019 period, and net increases for amortization of acquired real estate leases and assumed real estate lease obligations totaling $0 in the 2020 period and $39,000 in the 2019 period. Rental revenue also includes the recognition of lease termination fees totaling $1.3 million in the 2020 period and $11,000 in the 2019 period.

Other revenue. Other revenue, which primarily includes parking revenue, decreased $2.0 million, or 72.9%, in the 2020 period, compared to the 2019 period, primarily due to the properties sold in 2020 and 2019. Other revenue decreased $0.8 million, or 53.2%, at the comparable properties in the 2020 period, compared to the 2019 period, primarily due to decreased parking revenue during the 2020 period as a result of the COVID-19 outbreak.

Operating expenses. Operating expenses decreased $3.5 million, or 35.1%, in the 2020 period, compared to the 2019 period, primarily due to the properties sold in 2020 and 2019. Operating expenses decreased $0.1 million, or 1.1%, at the comparable properties in the 2020 period, compared to the 2019 period, primarily due to a $0.1 million decrease in utilities expense and a $0.1 million decrease in parking expense, partially offset by a $0.1 million increase in real estate tax expense.

Depreciation and amortization. Depreciation and amortization decreased $0.8 million, or 13.5%, in the 2020 period, compared to the 2019 period primarily due to properties sold in 2020 and 2019.

General and administrative. General and administrative expenses decreased $1.3 million, or 15.6%, in the 2020 period, compared to the 2019 period, primarily due to a $0.8 million decrease in bonus expense, a $0.1 million decrease in compensation expenses related to severance and a $0.1 million decrease in payroll expenses as a result of a staffing reduction.

Interest and other income, net. Interest and other income, net decreased $16.8 million, or 86.6% in the 2020 period, compared to the 2019 period, primarily due to $16.3 million less interest received from lower average interest rates.

Interest expense. Interest expense decreased $0.3 million, or 97.2%, in the 2020 period, compared to the 2019 period, primarily due to the repayment at par in July 2020 of mortgage debt at 206 East 9th Street, partially offset by a decrease in amortization of a premium.

Gain on early extinguishment of debt. The gain on early extinguishment of debt of $0.1 million in the 2020 period reflects the write off of an unamortized premium, net of prepayment fees and the write off of unamortized deferred financing fees related to the repayment at par of mortgage debt at 206 East 9th Street.

Gain on sale of properties, net. We recorded a $1.9 million gain on sale of properties, net in the 2019 period primarily related to adjustments to prior period sales.

Income tax (expense) benefit. In the 2020 period, we recorded income tax expense of $0.1 million, and, in the 2019 period we recorded income tax benefit of $0.5 million. The change in income taxes is primarily due to an increase in state and local taxes as a result of the sale of properties.

Net income attributable to noncontrolling interest. From 2017 through 2020, we granted LTIP Units to certain of our trustees and employees. Net income attributable to noncontrolling interest decreased $9,000, or 90.0% in the 2020 period, compared to the 2019 period, primarily due to a decrease in net income, partially offset by the measurement of LTIP Units in the 2020 period.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2020, Compared to Nine Months Ended September 30, 2019

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	2020	2019	$ Change	% Change
	(dollars in thousands)
Rental revenue	$43,670	$44,235	$(565)	(1.3)%	$4,463	$49,224	$48,133	$93,459	$(45,326)	(48.5)%
Other revenue	3,202	4,535	(1,333)	(29.4)%	235	3,861	3,437	8,396	(4,959)	(59.1)%
Operating expenses	(19,823)	(19,779)	(44)	0.2%	(2,059)	(16,898)	(21,882)	(36,677)	14,795	(40.3)%
Net operating income(3)	$27,049	$28,991	$(1,942)	(6.7)%	$2,639	$36,187	29,688	65,178	(35,490)	(54.5)%
Other expenses:
Depreciation and amortization							14,649	22,085	(7,436)	(33.7)%
General and administrative							26,097	30,152	(4,055)	(13.4)%
Total other expenses							40,746	52,237	(11,491)	(22.0)%
Interest and other income, net							18,944	57,871	(38,927)	(67.3)%
Interest expense							(620)	(8,597)	7,977	(92.8)%
Gain (loss) on early extinguishment of debt							131	(6,374)	6,505	(102.1)%
Gain on sale of properties, net							446,536	422,148	24,388	5.8%
Income before income taxes							453,933	477,989	(24,056)	(5.0)%
Income tax expense							(170)	(1,119)	949	(84.8)%
Net income							453,763	476,870	(23,107)	(4.8)%
Net income attributable to noncontrolling interests							(803)	(180)	(623)	346.1%
Net income attributable to Equity Commonwealth							452,960	476,690	(23,730)	(5.0)%
Preferred distributions							(5,991)	(5,991)	—	—%
Net income attributable to Equity Commonwealth common shareholders							$446,969	$470,699	$(23,730)	(5.0)%

(1)Comparable properties consist of four properties we owned continuously from January 1, 2019 to September 30, 2020.

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

Rental revenue. Rental revenue decreased $45.3 million, or 48.5%, in the 2020 period, compared to the 2019 period, primarily due to the loss of revenue from properties sold in 2020 and 2019. Rental revenue at the comparable properties decreased $0.6 million, or 1.3%, in the 2020 period, compared to the 2019 period, primarily due to a $0.9 million decrease in lease termination fees, partially offset by a $0.3 million increase in escalations.

Rental revenue includes (decreases) increases for straight line rent adjustments totaling $(0.3) million in the 2020 period and $0.3 million in the 2019 period, and net increases for amortization of assumed real estate lease obligations totaling $0 in the 2020 period and $0.1 million in the 2019 period. Rental revenue also includes the recognition of lease termination fees totaling $1.3 million in the 2020 period and $2.2 million in the 2019 period.

Other revenue. Other revenue, which primarily includes parking revenue, decreased $5.0 million, or 59.1%, in the 2020 period, compared to the 2019 period, primarily due to the properties sold in 2020 and 2019. Other revenue decreased $1.3 million, or 29.4%, at the comparable properties in the 2020 period, compared to the 2019 period, primarily due to decreased parking revenue during the 2020 period as a result of the COVID-19 outbreak.

Operating expenses. Operating expenses decreased $14.8 million, or 40.3%, in the 2020 period, compared to the 2019 period, primarily due to the properties sold in 2020 and 2019. Operating expenses increased $44,000, or 0.2%, at the comparable properties in the 2020 period, compared to the 2019 period, primarily due to a $0.2 million increase in HVAC expense and a $0.2 million increase in salaries and benefits expense, partially offset by a $0.3 million decrease in utilities expense and a $0.1 million decrease in parking expense.

Depreciation and amortization. Depreciation and amortization decreased $7.4 million, or 33.7%, in the 2020 period, compared to the 2019 period, primarily due to the properties sold in 2020 and 2019.

General and administrative. General and administrative expenses decreased $4.1 million, or 13.4%, in the 2020 period, compared to the 2019 period, primarily due to a $3.2 million decrease in compensation expenses related to severance, a $0.7 million decrease in payroll expenses as a result of a staffing reduction, a $0.7 million decrease in bonus expense and a $0.4 million decrease in share-based compensation expense, partially offset by a $1.4 million increase in state franchise taxes largely related to property sales.

Interest and other income, net. Interest and other income, net decreased $38.9 million, or 67.3%, in the 2020 period, compared to the 2019 period, primarily due to $37.3 million less interest received from lower average interest rates.

Interest expense. Interest expense decreased $8.0 million, or 92.8%, in the 2020 period, compared to the 2019 period, primarily due to the redemption in June 2019 of all $250 million of our 5.875% senior unsecured notes due 2020, the repayment at par in July 2020 of mortgage debt at 206 East 9th Street and a decrease in amortization of a discount and amortization of deferred financing fees.

Gain (loss) on early extinguishment of debt. The gain on early extinguishment of debt of $0.1 million in the 2020 period reflects the write off of an unamortized premium, net of prepayment fees and the write off of unamortized deferred financing fees related to the repayment at par of mortgage debt at 206 East 9th Street. The loss on early extinguishment of debt of $6.4 million in the 2019 period reflects the write off of unamortized deferred financing fees, the write off of an unamortized discount and prepayment fees related to the redemption of all $250 million of our 5.875% senior unsecured notes due 2020.

Gain on sale of properties, net. Gain on sale of properties, net increased $24.4 million, or 5.8%, in the 2020 period, compared to the 2019 period. Gain on sale of properties, net in the 2020 period primarily related to the following (dollars in thousands):

Asset	Gain on Sale, Net
109 Brookline Avenue	$225,190
333 108th Avenue NE	194,424
Georgetown-Green and Harris Buildings	24,916
Research Park(1)	2,000
$446,530

(1)There was consideration of $2.0 million being held in escrow related to the sale of this property in 2019. In June 2020, these proceeds were released to the Company, and we recorded an additional $2.0 million gain on the sale for the nine months ended September 30, 2020.

Gain on sale of properties, net in the 2019 period primarily related to the following (dollars in thousands):

Asset	Gain on Sale, Net
1735 Market Street	$192,985
600 108th Avenue NE	149,009
Research Park	78,158
$420,152

Income tax expense. Income tax expense decreased $0.9 million, or 84.8%, in the 2020 period, compared to the 2019 period, primarily due to a decrease in state and local taxes as a result of the sale of properties.

Net income attributable to noncontrolling interest. From 2017 through 2020, we granted LTIP Units to certain of our trustees and employees. Net income attributable to noncontrolling interest increased $0.6 million, or 346.1% in the 2020 period, compared to the 2019 period, primarily due to the measurement of LTIP Units in the 2020 period.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As of September 30, 2020, we had $3.4 billion of cash and cash equivalents.  We expect to use our cash balances, cash flow from our operations and proceeds of any future property sales to fund our operations, make distributions, repurchase our common shares, make acquisitions and/or investments in properties or businesses, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

Our future cash flows from operating activities will depend on our ability to collect rent from our current tenants under their leases. Our ability to collect rent and generate parking revenue in the near term may be adversely impacted by the market disruption caused by the COVID-19 outbreak. We cannot predict the ultimate impact of the pandemic on our results of operations.

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

Net cash flows provided by (used in) operating, investing and financing activities were $31.7 million, $647.2 million and $(61.3) million, respectively, for the nine months ended September 30, 2020, and $74.1 million, $1.0 billion and $(268.3) million, respectively, for the nine months ended September 30, 2019.  Changes in these three categories of our cash flows between 2020 and 2019 are primarily related to a decrease in property net operating income (as a result of property dispositions), a decrease in interest income (as a result of lower average interest rates in 2020), a decrease in real estate improvements, dispositions of properties, proceeds from maturities of marketable securities, repayments of debt and repurchase of our common shares.

Our Investment and Financing Liquidity and Resources

As of July 5, 2020, we repaid at par $25.1 million of mortgage debt at 206 East 9th Street and recognized a gain on early extinguishment of debt of $0.1 million for the three and nine months ended September 30, 2020 from the write off of an unamortized premium, net of prepayment fees and the write off of unamortized deferred financing fees.

On September 16, 2020, our Board of Trustees declared a special, one-time cash distribution of $3.50 per common share/unit to shareholders/unitholders of record on October 1, 2020. On October 20, 2020, we paid this distribution to such shareholders/unitholders in the aggregate amount of $426.7 million.

During the nine months ended September 30, 2020, we paid an aggregate of $6.0 million of distributions on our series D preferred shares.  On October 8, 2020, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on November 16, 2020 to shareholders of record on October 28, 2020.

During the nine months ended September 30, 2020, we repurchased 711,000 of our common shares under the March 2019 Authorization, at a weighted average price of $29.31 per share, for a total investment of $20.8 million. On March 10, 2020, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the twelve months following the date of authorization, none of which has been utilized.

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

During the nine months ended September 30, 2020, we sold three properties with a combined 1.0 million square feet for an aggregate gross sale price of $756.5 million.  For more information regarding these transactions, see Note 3 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

During the three and nine months ended September 30, 2020 and 2019, amounts capitalized at our properties, including properties sold, for tenant improvements, leasing costs and building improvements were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Tenant improvements(1)	$2,491	$707	$5,816	$5,648
Leasing costs(2)	29	3,056	1,274	4,273
Building improvements(3)	697	804	1,659	4,388

(1)Tenant improvements include capital expenditures to improve tenants’ spaces.
(2)Leasing costs include leasing commissions and related legal expenses.
(3)Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.

During the three months ended September 30, 2020, commitments made for expenditures in connection with leasing space at our properties, excluding leasing activity for assets during the quarter in which the assets were sold, were as follows (dollar and square foot measures in thousands):

	New Leases	Renewals	Total
Square feet leased during the period	—	6	6
Tenant improvements and leasing commissions	$—	$205	$205
Tenant improvements and leasing commissions per square foot	$—	$34.15	$34.15
Weighted average lease term by square foot (years)(1)	—	3.0	3.0
Tenant improvements and leasing commissions per square foot per year	$—	$11.38	$11.38

(1)For renewal lease terms, if the existing rents of an original lease term are modified, the new term starts at the rent modification date. Weighted average lease term generally excludes renewal options.

Off Balance Sheet Arrangements

As of September 30, 2020, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

NON-GAAP MEASURES

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
The following table provides a reconciliation of net income to FFO attributable to Equity Commonwealth common shareholders and unitholders and a reconciliation to Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation to FFO:
Net income	$370	$23,896	$453,763	$476,870
Real estate depreciation and amortization	4,917	5,683	13,972	21,243
Gain on sale of properties, net	—	(1,945)	(446,536)	(422,148)
FFO attributable to Equity Commonwealth	5,287	27,634	21,199	75,965
Preferred distributions	(1,997)	(1,997)	(5,991)	(5,991)
FFO attributable to Equity Commonwealth common shareholders and unitholders	$3,290	$25,637	$15,208	$69,974

Reconciliation to Normalized FFO:
FFO attributable to Equity Commonwealth common shareholders and unitholders	$3,290	$25,637	$15,208	$69,974
Lease value amortization	—	(39)	—	(117)
Straight line rent adjustments	(367)	499	346	(349)
Sold property expense included in interest and other income, net	515	—	515	—
(Gain) loss on early extinguishment of debt	(131)	—	(131)	6,374
Taxes related to property sales included in general and administrative	—	—	1,458	—
Taxes related to property sales, net included in income tax expense	99	(423)	178	142
Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders	$3,406	$25,674	$17,574	$76,024

Property Net Operating Income (NOI)

We use another non-GAAP measure, property net operating income, or NOI, to evaluate the performance of our properties. We define NOI as income from our real estate including lease termination fees received from tenants less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions and corporate level expenses.

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

A reconciliation of NOI to net income for the three and nine months ended September 30, 2020 and 2019, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Rental revenue	$15,742	$23,995	$48,133	$93,459
Other revenue	743	2,740	3,437	8,396
Operating expenses	(6,444)	(9,923)	(21,882)	(36,677)
NOI	$10,041	$16,812	$29,688	$65,178

NOI	$10,041	$16,812	$29,688	$65,178
Depreciation and amortization	(5,137)	(5,939)	(14,649)	(22,085)
General and administrative	(7,191)	(8,523)	(26,097)	(30,152)
Interest and other income, net	2,606	19,401	18,944	57,871
Interest expense	(9)	(321)	(620)	(8,597)
Gain (loss) on early extinguishment of debt	131	—	131	(6,374)
Gain on sale of properties, net	—	1,945	446,536	422,148
Income before income taxes	441	23,375	453,933	477,989
Income tax (expense) benefit	(71)	521	(170)	(1,119)
Net income	$370	$23,896	$453,763	$476,870

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  Other Information

Item 1. Legal Proceedings.

We are or may become a party to various legal proceedings. We are not currently involved in any litigation nor, to our knowledge, is any litigation threatened against us where the outcome would, in our judgment based on information currently available to us, have a material adverse effect on the Company.

Item 1A. Risk Factors.

The risk factors relating to or impacted by the COVID-19 outbreak that were previously disclosed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 contained certain financial-related information which has been updated for the three months ended September 30, 2020 in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

Other than as set forth above, there have been no material changes to the risk factors previously disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Surrender of Common Shares for Tax Withholding

During the three months ended September 30, 2020, a former employee surrendered common shares to satisfy their statutory tax withholding obligations in connection with the vesting of restricted common shares and restricted stock units.

The following table summarizes all of these repurchases during the three months ended September 30, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 2020	—	$—	N/A	N/A
August 2020	—	$—	N/A	N/A
September 2020	526	$26.63	N/A	N/A
Total	$526	$26.63

(1) The number of shares repurchased represents common shares surrendered by a former employee to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares and restricted stock units of beneficial interest. With respect to these shares, the price paid per share is based on the closing price of our common shares as of the date of the determination of the statutory minimum federal and state tax obligations.

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

3.2	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 11, 2006.)

3.3	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K filed May 31, 2011.)

3.4	Articles Supplementary, dated March 14, 2018. (Incorporated by reference to the Company’s Current Report on Form 8-K filed March 15, 2018.)

3.5	Fourth Amended and Restated Bylaws of the Company, adopted April 2, 2020. (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 3, 2020.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

4.2	Form of 6 1/2% Series D Cumulative Convertible Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (Filed herewith.)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
President and Chief Executive Officer
	Dated:	October 29, 2020

By:	/s/ Adam S. Markman
Adam S. Markman
Executive Vice President, Chief Financial Officer and Treasurer
	Dated:	October 29, 2020