Form 10-K
period 2020-12-31
Equity Commonwealth
filed 2021-02-11
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒
The aggregate market value of the voting common shares of beneficial ownership, $0.01 par value, or common shares, of the registrant held by non-affiliates was approximately $3.8 billion based on the $32.20 closing price per common share on the New York Stock Exchange on June 30, 2020. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our trustees, executive officers, and any 10% or greater stockholders. These assumptions should not be deemed to constitute an admission that all trustees, executive officers, and 10% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our trustees, officers, and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.
Number of registrant’s common shares outstanding as of February 5, 2021:  121,645,021.
DOCUMENTS INCORPORATED BY REFERENCE
Certain Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the definitive Proxy Statement for the 2021 Annual Meeting of Shareholders, or the definitive Proxy Statement, which Equity Commonwealth intends to file no later than 120 days after the end of its fiscal year ended December 31, 2020.

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

EQUITY COMMONWEALTH
2020 FORM 10-K ANNUAL REPORT

EXPLANATORY NOTE

References in this Annual Report on Form 10-K to "the Company", "EQC", "we", "us" or "our", refer to Equity Commonwealth and its consolidated subsidiaries as of December 31, 2020, unless the context indicates otherwise.

On November 19, 2020, the SEC adopted amendments to Items 301, 302 and 303 of Regulation S-K, which became effective on February 10, 2021. Although mandatory compliance is not required until our fiscal year ending December 31, 2021, early adoption is permitted, and we have elected to early adopt amended Items 301, 302 and 303 of Regulation S-K in this Annual Report on Form 10-K for our fiscal year ended December 31, 2020.

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
The Company beneficially owned 99.80% of the outstanding shares of beneficial interest, designated as units, or OP Units, in the Operating Trust, as of December 31, 2020, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.

At December 31, 2020, our portfolio consisted of four properties, with a total of 1.5 million square feet. Over the past seven years, we disposed of 164 properties and three land parcels totaling 44.3 million square feet for an aggregate gross sales price of $6.9 billion, as well as $704.8 million of common shares of Select Income REIT. The remaining four properties were 85.7% leased and had 81.7% commenced occupancy as of December 31, 2020. In 2020, the Company completed three property dispositions totaling $756.5 million. Since 2014, we have used proceeds to retire $3.3 billion of debt and preferred shares and paid $1.2 billion in distributions to our common shareholders. We have $3.0 billion of cash and cash equivalents and no debt outstanding as of December 31, 2020.

The COVID-19 outbreak caused significant business and economic disruptions in 2020, including for tenants at our properties. The Company experienced a significant reduction in leasing interest and activity as well as parking revenue when compared to pre-pandemic levels. In response to the pandemic, we adapted our business operations, including transitions to working from home and in the office in the new social distancing environment. The vast majority of our employees and our tenants' employees are currently working at least in part remotely and may be subject to government-imposed restrictions. Our emphasis continues to be on tenant, building staff and employee safety and productivity while maintaining our focus on rent collections. The impact of the pandemic on our business in 2021 and beyond is uncertain.

During the year ended December 31, 2020, we entered into leases, excluding leasing activity for assets during the quarter in which the asset was sold or classified as held for sale, for 142,000 square feet, including lease renewals for 76,000 square feet and new leases for 66,000 square feet.  Leases entered into during the year ended December 31, 2020, including both lease renewals and new leases, had weighted average cash rental rates that were approximately 1.4% lower than prior rental rates for the same space and weighted average GAAP rental rates that were approximately 11.9% higher than prior rental rates for the same space.

As of December 31, 2020, approximately 8.4% of our leased square feet and 7.4% of our annualized rental revenue are included in leases scheduled to expire through December 31, 2021.  Renewal and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring in 2021, that have not been backfilled, are below market.
Business Strategy.    While we remain focused on creating value through proactive asset management and improved operating results, we are evaluating opportunities to invest capital in high-quality assets or businesses in favorable markets that offer a compelling risk-reward profile. The set of opportunities that we may pursue include acquisitions and/or investments in a range of property types. Alternatively, we may determine to sell, liquidate or otherwise exit our business through one or more transactions if we believe doing so will maximize shareholder value.

Human Capital Resources. As of December 31, 2020, we had 28 full-time employees, reduced from 66 full-time employees as of December 31, 2015, as the size of our property portfolio decreased. Our employee compensation program consists of the following: (i) base salary, (ii) annual cash bonus, (iii) long-term, at-risk time and performance-based equity awards, and (iv) health and welfare benefits. Each year, we set corporate, department and individual goals that we use to measure performance during our annual review process. We believe that the structure of our compensation program is aligned with the interests of our shareholders, rewards performance and serves to attract and retain employees. We also believe that our entrepreneurial culture, which is focused on encouraging transparency and open communication based on our guiding principles, is an important contributor to our success. We strive to provide our employees with a variety of resources and tools to promote training and development.
Our principal executive offices are located at Two North Riverside Plaza, Suite 2100, Chicago, Illinois 60606, our telephone number is (312) 646-2800 and our website is www.eqcre.com.
Investment Policies.    In evaluating potential property investments and dispositions, we consider various factors, including but not limited to the following:
•the type of properties;
•the risk-adjusted returns projected for the properties;
•the historical and projected rents received and likely to be received from the properties;
•the historical and expected operating expenses, including real estate taxes, incurred and expected to be incurred at the properties;
•the growth, tax and regulatory environments of the market in which the properties are located;
•the quality and credit worthiness of the tenants;
•occupancy and demand for similar properties in the same or nearby markets;
•the construction quality, physical condition and design of the properties, and expected capital expenditures that may need to be made;
•the location of the properties; and
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
In the past, we have considered the possibility of acquiring other companies or entering into mergers or strategic combinations with other companies. We may undertake such considerations in the future.
Financing Policies.    We may seek additional capital through equity offerings, debt financings, retention of cash flows in excess of distributions to shareholders or a combination of these methods. To the extent that our Board of Trustees decides to obtain debt financing, we may do so on an unsecured basis or a secured basis, subject to limitations in existing financing or other contractual arrangements; we may seek to obtain lines of credit or to issue securities senior to our common and/or preferred shares, including preferred shares or debt securities which may be convertible into common shares or be accompanied by warrants to purchase common shares; or we may engage in transactions which involve a sale or other conveyance of properties to affiliated or unaffiliated entities. We may finance acquisitions and/or investments by using retained cash flow from operations and dispositions, by the issuance of additional equity securities or debt, by assuming outstanding mortgage debt on the acquired properties or by an exchange of properties. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance indebtedness or to finance acquisitions and/or investments and expansions of existing or new properties or businesses. We may from time to time re-evaluate and modify our financing policies in light of then current market conditions, relative availability and costs of debt and equity capital, the changing values of properties, growth and acquisition and/or investment opportunities and other factors, and we may increase or decrease our ratio of debt to total capitalization.
The Investment Policies and Financing Policies discussed above are established by our Board of Trustees and may be changed by our Board of Trustees at any time without shareholder approval.

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
Some of our properties have been or may be impacted by releases of hazardous substances or petroleum products. Such contamination may arise from a variety of sources, including historic uses of our properties for commercial or industrial purposes, spills of such materials at adjacent properties, or releases from tanks used on our properties to store petroleum or hazardous substances. In addition, certain of our properties have been or may be on sites upon which or are adjacent to or near other properties upon which others, including former owners or tenants, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances. Though we have reviewed these properties for potential environmental liabilities, we cannot assure that we have identified all potential environmental liabilities.
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
Regulation FD Disclosures and Internet Website. We use any of the following to comply with our disclosure obligations under Regulation FD: press releases, SEC filings, public conference calls, or our website. We routinely post important information on our website at www.eqcre.com, including information that may be deemed to be material. We encourage investors and others interested in the Company to monitor these distribution channels for material disclosures.
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

RISK FACTORS
Item 1A.    Risk Factors.
Before making an investment decision, you should carefully consider the following risk factors together with all of the other information contained in this Annual Report on Form 10-K.
Risks Related to Our Business
If we are unsuccessful in identifying and completing acquisitions and/or investments that we believe are strategically compelling, we may decide to sell, liquidate or otherwise exit our business in one or more transactions, which could materially and adversely impact us, including our stock price.

We continue to evaluate potential acquisition and investment opportunities, both in and outside the office sector. We are seeking to reinvest the significant cash balances we have accumulated, but we cannot provide any assurances that we will be successful in identifying acquisitions and/or investments that we believe are strategically compelling and completing such transactions on favorable terms or at all. Our ability to identify and consummate acquisitions and/or investments is subject to significant risks, including the following:

•we may be unable to identify attractive acquisition and/or investment opportunities;
•we may be unable to make an acquisition and/or investment because of competition from other real estate investors, such as private real estate companies, publicly traded REITs and institutional investment funds; and
•we may be unable to finance acquisitions and/or investments on favorable terms or at all.

If we are unable to successfully complete any acquisitions and/or investments, we may sell or liquidate the Company or otherwise exit our business through one or more transactions. The Board of Trustees and management regularly evaluate the best course of action for the Company and have not set a timetable for making any decision regarding a sale, liquidation or exit of the Company, and the timing and manner of any such sale, liquidation or exit may be viewed unfavorably. If a sale, liquidation or other exit occurs, or does not occur in a time frame or manner viewed favorably, our stock price could be negatively impacted.

We may make acquisitions and/or investments that are viewed unfavorably by our investors, which could materially and adversely affect our stock price.

We may make acquisitions and/or investments that are viewed unfavorably by our investors. We evaluate a range of investments in office and non-office property types, including portfolios of properties, individual properties and businesses, that vary in significance from relatively minor initial investments to transformative transactions. Our investors may view negatively any acquisition and/or investment that we make for a number of reasons, including because they believe we overvalued the acquired assets or businesses, they dislike the property type or types, quality or location of the acquired assets or businesses, they view the initial investment as small and therefore requiring substantially more time to complete the repositioning of our portfolio, or they disfavor the management or other personnel involved in any acquired businesses. If we make acquisitions and/or investments that are viewed unfavorably by our investors, it could negatively affect our stock price.

We may incur significant costs pursuing acquisition and/or investment opportunities that we may not consummate, which could adversely affect our results of operations.

We have incurred and may continue to incur costs such as diligence, legal, advisory and consulting fees in connection with pursuing acquisitions and/or investments that we ultimately may not consummate, which could adversely affect our results of operations.

We may encounter unanticipated difficulties and costs relating to integrating any properties or businesses we acquire, particularly if outside of the office sector, which may have a material adverse effect on us.

We may encounter unanticipated difficulties and expenditures relating to any properties or businesses we acquire. For example, notwithstanding pre-investment due diligence, we could become subject to unknown liabilities without any or limited recourse against the seller, including without limitation tenant claims, vendor claims, indemnification and other claims, and we may incur higher than expected property operating and capital costs. In addition, we may experience unexpected adverse market changes, including without limitation, re-leasing difficulties, occupancy and rental declines. For these and other reasons, we may not successfully integrate any properties or businesses we acquire, particularly if outside of the office sector, and may not achieve the returns we expected, which could have a material adverse effect on us.

The ongoing COVID-19 outbreak may adversely affect us, including our growth prospects, results of operations and financial condition.

The COVID-19 outbreak has spread throughout the world and has significantly impacted the United States. The outbreak has led governmental authorities to impose stay-at-home orders, quarantines, closures and travel restrictions. This has led to severe business disruptions throughout the U.S. and the world, including a dramatic decline in economic activity, layoffs, downsizing and other similar factors. If these disruptions continue, they could negatively impact our efforts to use our capital for acquisitions and/or investments.

The COVID-19 outbreak has adversely affected our results of operations in 2020, particularly our parking-related revenues, and may continue to do so. During the time period in which stay-at-home orders, quarantines, closures and travel restrictions have been imposed, our parking-related revenues have been adversely impacted, and we expect that may continue. For the three months and year ended December 31, 2020, parking-related revenues included in Other revenue represented approximately 4.3% and 6.1%, respectively, of our total revenues and decreased approximately 58.1% and 36.6% when compared to the comparable property portfolio for the three months and year ended December 31, 2019, respectively. We have incurred and expect to continue to incur expenses related to our efforts to respond to the business disruption caused by the COVID-19 outbreak, which could impact our future results of operations.

The ongoing COVID-19 outbreak also may have a longer-term impact on demand for office space, which could adversely impact the value of our office properties. To the extent that many workforces have adapted to the COVID-19 outbreak by working remotely, businesses and tenants may reassess their long-term demand for office space, which could adversely affect our ability to successfully re-lease our properties, the lease terms we are able to negotiate and the long-term value of our office properties. For the above reasons, the ongoing COVID-19 outbreak may adversely affect us, including our growth prospects, results of operations and financial condition.

The failure of one or more of our tenants to pay rent due to the market disruption caused by the COVID-19 outbreak or for any other reason could materially and adversely affect us, including our results of operations.

Our performance depends on the financial condition of our tenants and their ability to fulfill their lease obligations. The COVID-19 outbreak has adversely affected some of our tenants’ businesses, and we cannot predict the impact on our results of operations. To the extent the COVID-19 outbreak continues, it could increase the risk of sustained business disruption in the markets in which our properties are located and exacerbate the risk that our tenants will not be able to meet their lease obligations.

In addition, we would be harmed if one or more of our major tenants, or a number of our smaller tenants, were to experience financial difficulties, including bankruptcy, insolvency or a general downturn of business. As of December 31, 2020, our portfolio was comprised of four properties, and the failure of one or more of our tenants to pay all or a substantial portion of their rent obligations could materially and adversely affect us. The inability of a major tenant, or a significant number of our smaller tenants, to pay rent, or the bankruptcy or insolvency of such tenants, would adversely affect income. If any of our major tenants, or a significant number of our smaller tenants, were to stop paying rent due to the market disruption caused by the COVID-19 outbreak or otherwise experience a downturn in their business, or a weakening of their financial condition, such an event could have a material adverse effect on our business and results of operations.

To the extent we make any dispositions, they may be on unfavorable terms, which could adversely affect us.

To the extent we seek to dispose of additional assets, they may be on unfavorable terms or we may not be able to complete sales in a timely manner, if at all, which could adversely affect us. We could incur significant costs and liabilities in connection with the dispositions of any properties, including through indemnification protection we provide to purchasers, which could adversely affect us.

We may make investments in assets that we do not control, including in joint ventures with third parties, which may subject us to various risks, including limited decision-making authority, reliance on our joint venture partners’ financial condition and the risk of disputes with our joint venture partners, which could adversely affect us.

We may make investments in assets that we do not control, including joint venture partnerships, or other structures with third parties. We also may make investments in which we share responsibility for managing the affairs of a business, property or partnership. If we enter into any joint ventures or similar ownership structures, we may have limited decision-making authority. In addition, we may face the risk of disputes with our joint venture partners, including without limitation potential deadlocks in making major decisions and restrictions on our ability to exit the joint venture. Any disputes that may arise between us and joint venture partners may result in litigation or arbitration. We also face risks associated with our joint venture partners’ financial condition, including, among other things, the risk of bankruptcy and/or failure to fund their share of required capital contributions. As a result, we may be exposed to liabilities in excess of our share of the joint venture, which could jeopardize our REIT status. Joint venture partners may also have business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. We may, in specific circumstances, be liable for the actions of our joint venture partners. We also may invest in public securities, unsecured debt and third-party mortgages which we do not control. Any of the foregoing may have a material adverse effect on our business, financial condition and results of operations.

We may not decrease our general and administrative expenses proportionally with any further reduction in the size of our portfolio, which could adversely affect us, including our results of operations.

Because our current strategy is to grow through acquisitions and/or investments, we maintain a level of staffing that we believe will enable us to effectively identify acquisition and/or investment opportunities and integrate any acquisitions and/or investments that we complete. As a result of this strategy, our general and administrative expenses may be higher than if we were not seeking growth through acquisitions and/or investments. If we are unable to grow through acquisitions and/or investments, and do not decrease our general and administrative expenses, our profitability and our results of operations could be adversely affected.

We derive a substantial portion of our revenues from four properties, and losses at any one of our properties could materially and adversely affect us.

As of December 31, 2020, we owned four office properties and, as a result, any events that negatively impact one or more of our properties, such as a natural disaster, could materially and adversely affect us, including our financial condition and results of operations.

We may be unable to renew leases, re-lease properties as leases expire or lease vacant spaces on favorable terms, which could materially and adversely affect us.

As of December 31, 2020, leases representing 8.4% of our portfolio square footage and 7.4% of our annualized rental revenue will expire by the end of 2021 and leases representing 18.5% of our portfolio square footage and 19.1% of our annualized rental revenue will expire by the end of 2022. For more information on how we calculate lease expirations, please see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Property Operations.” We expect that many of our current tenants will decline to renew their leases when they expire in 2021, and other tenants may also decline for any reason to renew their leases. We also cannot assure you that any leases that are renewed will have terms as economically favorable as the expiring lease terms. If tenants do not renew their leases as they expire, we cannot provide any assurance that we will be able to find new tenants or that our properties will be re-leased at rental rates equal to or above the current rates in place. To attract new tenants, we may be required to offer substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options. We may experience significant costs in connection with re-leasing our properties, which could materially and adversely affect us. Our inability to renew leases, re-lease properties as leases expire or lease vacant space on favorable terms could materially and adversely affect us.

Significant competition for tenants may reduce rents which could materially and adversely affect us.

We encounter significant competition for tenants at all of our properties. Some competing properties may be newer, better located or otherwise more attractive to tenants. Competing landlords may offer available space at lower rents or on other more attractive terms than we offer at our properties. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge, which could materially and adversely affect us.

Tenant demand may decline due to disruptions to the office sector, which could materially and adversely affect us.

Companies have been increasing their utilization of shared office spaces, co-working spaces, telecommuting, flexible work schedules, work-from-home alternatives and videoconferencing. To the extent these trends continue, tenant demand for our office space may be reduced, which could materially and adversely affect us.

Our reliance on CBRE for third-party property management services may have a negative effect on our financial condition and results of operations.

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

Political instability and/or regulatory uncertainty could lead to higher interest rates, inflation, increased market volatility or recession, which could materially and adversely affect us.

We may encounter disruptions in one or more of the markets in which we operate due to political instability and/or regulatory uncertainty. Political instability or regulatory uncertainty may result in higher interest rates, inflation, increased market volatility or recession, which could adversely affect our tenants. As a result, it could adversely affect our occupancy rates, rental rates, rent collections, lease renewals, pursuit of new tenants and the overall value of our office properties, which could materially and adversely affect us.

The loss of one or more members of our senior leadership team, particularly our Chairman or our Chief Executive Officer, could materially and adversely affect us.

Our success, including our ability to complete any acquisitions and/or investments and manage our operations, depends to a significant degree upon the efforts of our senior leadership team, particularly our Chairman and our Chief Executive Officer. The loss of one or more members of our senior leadership team could materially and adversely affect us.

An increase in interest rates could increase our interest costs on any future debt we incur, which could adversely affect us.

Interest rates currently remain substantially below historical long-term averages and are subject to change and may increase in the future. To the extent we incur any debt in the future, including in connection with any potential acquisitions or investments, and interest rates rise, our interest costs may increase, which could adversely affect our cash flow, ability to pay principal and interest on debt, cost of refinancing debt when it becomes due and our ability to make distributions to our shareholders. Additionally, if we choose to hedge any interest rate risk, we cannot assure that any such hedge will be effective or that our hedging counterparty will meet its obligations to us. An increase in interest rates also could adversely affect the value of our properties to the extent that it decreases the amount buyers may be willing to pay for our properties. As a result, any increases in future interest rates could adversely affect us.

We can increase our leverage without any limits under our governing documents, which may be viewed unfavorably by our shareholders and could result in a decline in our stock price.

Our governing documents do not limit the amount of debt we may incur. In connection with potential acquisitions and/or investments, we may incur debt and significantly increase our leverage, which could reduce cash available for distributions and be viewed unfavorably by our shareholders, resulting in a decline in our stock price.

Future impairment charges could materially and adversely affect us, including our results of operations in the period for which the charge occurs.

We periodically evaluate the recoverability of the carrying values of each of our office properties. As part of this evaluation, we compare the current carrying value of the asset to the estimated undiscounted cash flows that are directly associated with the use and ultimate disposition of the asset. Our estimated cash flows are based on several key assumptions, including anticipated hold periods, assumptions regarding the residual value upon disposition, including the exit capitalization rate, rental rates, costs of tenant improvements, and leasing commissions. These key assumptions are subjective in nature and could differ materially from actual results. Additionally, circumstances may cause us to alter the hold period of an asset or asset group, which may result in an impairment loss and such loss could be material to the Company's financial condition or operating performance. To the extent that the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over fair value. Any future impairment could materially and adversely affect us, including our results of operations in the period in which the charge is taken.

Any failure to maintain effective internal controls could materially and adversely affect us.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. Our internal controls over financial reporting and operations may not prevent or detect financial misstatements or loss of assets due to human error, management override of controls or fraud. Effective internal controls can provide only reasonable assurance regarding financial statement accuracy, public disclosures and safeguarding of assets. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with the New York Stock Exchange, or NYSE. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the per share trading price of our securities. Any failure to maintain effective internal controls could materially and adversely affect us.

We may become subject to litigation which could materially and adversely affect us.

We may become subject to litigation, including, but not limited to, claims relating to our operations, corporate transactions, dispositions and acquisitions and/or investments and otherwise in the ordinary course of our business, that could have a material adverse effect on us. Some of these claims could result in significant defense costs and potentially significant judgments against us, which may not be covered by insurance. Protracted litigation also may divert management’s and our Trustees’ attention away from our business. We cannot provide any assurance regarding the outcome of any claims that may arise in the future. We also have agreed to indemnify our present and former trustees, officers and property managers in connection with litigation in which they are named or threatened to be named in their capacity as a party, which can be expensive. Any fines, judgments or settlements that exceed our insurance coverage and any indemnification costs that we are required to pay could materially and adversely affect us.

Any environmental contamination or other environmental liabilities could materially and adversely affect us.

Under various federal, state and local laws and regulations, as the current or former owners or operators of real estate, we may be liable for costs and damages resulting from the presence or release of hazardous substances, including waste or petroleum products, at, on, in, under or from such property, including costs for investigation, removal or remediation of such contamination and for natural resource damages arising from such contamination. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. In addition, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability for costs of remediation and/or personal or property damage, adversely affect our ability to lease, sell or rent such property, or adversely affect our ability to borrow using such property as collateral. Environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. If contamination is discovered on our properties, environmental laws also may impose reporting requirements and/or restrictions on the manner in which those properties may be used or businesses may be operated, and these reporting requirements and/or restrictions may require significant expenditures. Additionally, we may remain responsible for costs and liabilities arising from environmental issues related to representations and warranties we make in sales agreements for properties of which we have disposed. We also may be liable for the costs of removal or remediation of hazardous substances or waste at disposal or treatment facilities if we arranged for disposal or treatment of hazardous substances at such facilities, whether or not we own or operate such facility.

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

Buildings and other structures on properties that we currently own or operate or formerly owned or operated or those we acquire or operate in the future contain, may contain, or may have contained, asbestos-containing material, or ACM. Environmental, health and safety laws require that ACM be properly managed and maintained, and include requirements to undertake special precautions, such as removal or abatement, if ACM would be disturbed during maintenance, renovation, or demolition of a building, potentially resulting in substantial costs. Moreover, laws regarding ACM may impose fines and penalties on owners, employers and operators, and we may be subject to liability for releases of ACM into the air in our current or sold buildings and third parties may seek recovery from owners or operators of real property for personal injury associated with ACM.

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

Risks Related to the Real Estate Industry

Real estate ownership creates risks and liabilities that could materially and adversely affect us.

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
•the inability of tenants to pay rent;
•competition from the development of properties in the markets in which we own property and the quality of such competition, such as the attractiveness of our properties as compared to our competitors' properties based on considerations such as convenience of location, rental rates, amenities and safety record;
•civil unrest, acts of war, acts of God, including earthquakes, hurricanes, pandemics and other natural disasters (which may result in uninsured losses), and other factors beyond our control;
•legislative, tax and regulatory developments that may occur at the federal, state and local levels that have direct or indirect impact on the ownership, leasing and operation of our properties; and
•litigation incidental to our business.

If any of the foregoing events occur, our properties may generate less revenues than expected and that may not be sufficient to meet our operating expenses, including debt service and capital expenditures, which could have a material adverse effect on us.

Potential losses may not be covered by our insurance policies, which could materially and adversely affect us.

We do not carry insurance for certain losses such as loss from riots, war or acts of God. For other potential losses relating to acts of terrorism, hurricanes, earthquakes and floods, we currently carry insurance but our insurance policies contain limitations, including large deductibles, co-payments and general policy limits. We cannot provide any assurances that any losses we incur resulting from the COVID-19 pandemic will be covered by our insurance policies, and any such coverage may be subject to limitations. In the future, we may be unable to renew or duplicate our current insurance coverage at adequate levels or at reasonable prices or at all. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts, environmental liabilities, or other catastrophic events including hurricanes and floods, or, if offered, the expense of obtaining these types of insurance may not be justified. If an uninsured loss or a loss in excess of our insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property, but still remain obligated for certain financial obligations related to the property. If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. If we experience losses that are ultimately uninsured, it could materially and adversely affect us.

Actual or threatened terrorist attacks, crimes, shootings, riots, other acts of violence or other incidents beyond our control may materially and adversely affect us.

We have significant investments in large metropolitan markets that have been or may be in the future the targets of actual or threatened terrorism attacks, crimes, shootings, riots, other acts of violence or other incidents beyond our control. As a result, tenant demand for our office space could decline if some tenants in these markets choose to relocate their businesses to other markets or to lower-profile office buildings within these markets that may be perceived to be less likely targets of future incidents. In addition, our office properties could be damaged, directly or indirectly, from future terrorist attacks or other acts of violence. If a future attack or incident occurs, it could require us to close a property for some time, it could increase vacancies at our properties, it could necessitate leasing our properties on less favorable terms or both, or it could expose us to civil liability, all of which could materially and adversely affect us.

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

Risks Related to Our Securities

We may not distribute any of our significant existing cash balances to shareholders, which could be viewed unfavorably by our shareholders and materially and adversely affect our share price.

Any distributions will be made at the discretion of our Board of Trustees and will depend upon various factors that our Board deems relevant. We currently hold a significant amount of cash and cash equivalents ($3.0 billion as of December 31, 2020) which enables us to pursue acquisitions and/or investments and, as a result, we may elect not to distribute any of our existing cash to our shareholders. To the extent that our actual distributions are less than expected by investors, it could materially and adversely affect our share price.

A substantial portion of our assets is currently held in cash, which is expected to earn a limited rate of return and is subject to a risk of loss, which could materially and adversely affect us, including limiting our growth.

As of December 31, 2020, we held approximately $3.0 billion of cash and cash equivalents. We currently invest the majority of our cash in bank deposits with investment grade financial institutions that are expected to earn a limited rate of return given current interest rates and the potential for their further decline, any of which could adversely affect our results of operations. In addition, nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation, or the FDIC. Therefore, our cash and any bank deposits or other investments that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value, interest rate risk, and liquidity risk.

Changes in market conditions could adversely affect the market price of our common shares.

As with other publicly traded equity securities, our stock price depends on various market conditions that may change from time to time. Among the market conditions that may affect the value of our common shares are the following:

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

Changes in one or more of these market conditions could cause the market price of our common shares to decline.

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
Risks Related to Our Organization and Structure
Ownership limitations and certain provisions in our declaration of trust and bylaws, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals that otherwise could be viewed favorably by our shareholders.

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

Furthermore, our Board of Trustees has the authority to create and issue new classes or series of shares (including shares with voting rights and other rights and privileges that may deter a change in control) and issue additional common shares. The authorization and issuance of a new class of capital stock or additional common shares could have the effect of delaying or preventing someone from taking control of us, even if a change in control could be viewed favorably by our shareholders.

Our Board of Trustees has the authority, without shareholder approval, to opt into certain provisions of Maryland law that could inhibit changes in control which otherwise could be viewed favorably by our shareholders.

We currently have opted out of certain provisions of Maryland law that may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then-prevailing market price of such shares, including:
•“business combination moratorium/fair price” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter imposes stringent fair price and super-majority shareholder voting requirements on these combinations; and
•“control share” provisions that provide that “control shares” of our company - defined as shares which, when aggregated with other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees - acquired in a “control share acquisition” - defined as the direct or indirect acquisition of ownership or control of “control shares” from a party other than the issuer - have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two thirds of all the votes entitled to be cast on the matter, excluding all interested shares, and are subject to redemption in certain circumstances.

Our Board of Trustees has the authority, without shareholder approval, to opt into these provisions at any time, which could inhibit changes in control which otherwise could be viewed favorably by our shareholders.

Our Operating Trust’s organizational documents contain provisions that may delay, defer or prevent unsolicited acquisitions of us or changes in our control that otherwise could be viewed favorably by our shareholders.

Our Operating Trust’s organizational documents contain provisions that may delay, defer or prevent unsolicited acquisitions or changes in our control that might involve a premium price for the Company’s common shares. These provisions include, among others:

•redemption rights of qualifying parties;
•prohibition against our removal as the trustee of the Operating Trust with or without cause;
•transfer restrictions on the OP Units held directly or indirectly by us;
•our ability as trustee in some cases to amend the organizational documents of the Operating Trust without the consent of the other holders of OP Units;
•the right of the holders of OP Units to consent to mergers involving us under specified circumstances; and
•the right of the holders of OP Units to consent to our withdrawal as the sole trustee of the Operating Trust.
These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control that otherwise could be viewed favorably by our shareholders.

As an UPREIT, we are a holding company with no direct operations and will rely on distributions received from our Operating Trust to make distributions to our shareholders.

We are a holding company and conduct all of our operations through our Operating Trust, and we rely on distributions from our Operating Trust to make any distributions to our shareholders and to meet any of our obligations. The ability of our Operating Trust to make distributions to us will depend on its operating results and the ability of subsidiaries of our Operating Trust to make distributions to our Operating Trust, which could be subject to restrictions of any of its subsidiaries. In addition, the claims of our shareholders will be structurally subordinated to all existing and future liabilities and other obligations and any preferred equity of the Operating Trust and its subsidiaries, including in the case of any liquidation, bankruptcy or reorganization of our company.

We may complete acquisitions or investments through issuance of OP units in tax-deferred contribution transactions, which could result in shareholder dilution and restrict our ability to sell such assets, which could adversely affect us.

In the future, we may complete acquisitions or investments through tax-deferred contribution transactions in exchange for OP Units in the Operating Trust, which may result in shareholder dilution. In addition, such transactions may reduce the amount of tax depreciation we could deduct over the tax lives of the acquired properties and may require that we agree to protect the contributors’ abilities to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell or finance an asset at a time, or on terms, that otherwise would be favorable to us.

Our shareholders’ recourse against our Trustees and officers is limited by the terms contained in our declaration of trust and bylaws, which may be viewed unfavorably by our shareholders.

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

Our declaration of trust and bylaws require us to indemnify any present or former Trustee or officer, to the maximum extent permitted by Maryland law, who is made or threatened to be made a party to a proceeding by reason of his or her service in that capacity. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, our shareholders’ recourse against our Trustees and officers is limited, which may be viewed unfavorably by our shareholders.

Our bylaws provide that actions by our shareholders against us or against our Trustees and officers, including derivative and class actions, may be referred to binding arbitration proceedings. As a result, our shareholders would not be able to pursue litigation for these disputes in courts against us or our Trustees and officers if the disputes were referred to arbitration. In addition, the ability to collect attorneys' fees or other damages may be limited, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding. As a result, our shareholders’ recourse against our Trustees and officers is limited by the terms of our declaration of trust and bylaws, which may be viewed unfavorably by our shareholders.

Conflicts of interest could arise in the future between the interests of the Company’s shareholders and the interests of OP Unitholders, which may impede business decisions that could benefit our shareholders.

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

We may change our operational, financing and investment policies without shareholder approval, and any future changes we may implement may be viewed unfavorably.

Our Board of Trustees determines our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to our intention to qualify for taxation as a REIT, acquisitions and/or investments, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without shareholder approval. Policy changes could adversely affect the market value of our common shares and our ability to make distributions to our shareholders. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. We could significantly increase our leverage, which could increase the risk of default on our obligations. In addition, we could change our investment policies, including how we allocate our resources across our portfolio or the types of assets in which we seek to invest and how we address our exposure to interest rate risk, real estate market fluctuations and liquidity risk.

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

As a REIT, we generally do not pay U.S. federal income tax on our net income that we distribute currently to our shareholders. However, actual qualification as a REIT under the Code depends on satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. Many of the REIT requirements are highly technical and complex. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control.

If we fail to qualify as a REIT for U.S. federal income tax purposes, and are unable to avail ourselves of certain savings provisions set forth in the Code, we likely would be subject to U.S. federal income tax at regular corporate rates. As a taxable corporation, we would not be allowed to take a deduction for distributions to shareholders in computing our taxable income or pass through long-term capital gains to individual shareholders at favorable rates. We also could be subject to the U.S. federal alternative minimum tax (for taxable years beginning before December 31, 2017) and possibly increased state and local taxes. We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify unless the IRS were to grant us relief under certain statutory provisions. If we failed to qualify as a REIT, we likely would have to pay significant income taxes, which likely would reduce our net earnings available for investment or distribution to our shareholders. If we fail to qualify as a REIT, such failure may adversely affect our ability to raise capital and to service our debt. This likely would have a significant adverse effect on our earnings and the value of our securities. In addition, we would no longer be required to pay any distributions to shareholders. If we fail to qualify as a REIT for U.S. federal income tax purposes and are able to avail ourselves of one or more of the statutory savings provisions in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.

Even if we qualify and remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we qualify and remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. We are subject to U.S. federal and state income tax (and any applicable non-U.S. taxes) on the net income earned by our taxable REIT subsidiaries. Moreover, if we have net income from “prohibited transactions,” for example in connection with the dispositions of property held primarily for sale to customers in the ordinary course of business, that income will be subject to a 100% tax. Finally, some state and local jurisdictions may impose taxes, such as franchise taxes, on some of our income even though as a REIT we are not subject to U.S. federal income tax on that income because not all states and localities treat REITs the same way they are treated for federal U.S. income tax purposes. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our shareholders.

With less rental revenue, in order to comply with the 75% gross income test, we may be required to make qualifying investments in real property that satisfy this test, which may have more risk than investments in cash and cash equivalents.

One of the gross income requirements a REIT must satisfy each taxable year is that at least 75% of its gross income (excluding gross income from prohibited transactions and qualifying hedges) generally must be derived directly or indirectly from investments relating to real property or mortgages on real property. As of December 31, 2020, we had equity interests in four office properties and cash and cash equivalents of $3.0 billion. With a large cash balance and fewer income-producing real properties, we receive less rental revenue as a percentage of our total revenue. In order to comply with the 75% gross income test for each taxable year, we may be required to invest more of our assets in qualifying investments in real property, including investments in assets that we do not control, rather than cash and cash equivalents. Such investments may have more risks than investments in cash and cash equivalents.

The tax on “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Our Trustees previously adopted an office repositioning strategy to own and acquire at a discount to replacement cost high-quality, multi-tenant assets in markets and sub-markets with favorable long-term supply and demand fundamentals. We believe that the dispositions related to the repositioning of our portfolio along with other dispositions that we have made or that we might make in the future will not be subject to the 100% penalty tax; however, because application of the prohibited transactions tax could be based on an analysis of all of the facts and circumstances, there can be no assurance that the gains on some of our prior real estate sales, or any future real estate sales, will not be subject to the 100% prohibited transaction tax.

Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries, or TRS, and no more than 25% of the value of our assets can be represented by debt instruments issued by “publicly offered REITs.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income, increasing our income tax liability, and reducing amounts available for distribution to our stockholders. In addition, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments (or, in some cases, forego the sale of such investments) that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make, and, in certain cases, maintain ownership of certain attractive investments.

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

A REIT may own up to 100% of the stock of one or more TRS. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRS. The tax rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis.

TRSs that we have formed are subject to and will continue to be subject to U.S. federal, state and local income tax on their taxable income, and their after-tax net income is available for distribution to us but is not required to be distributed by such TRSs to us. We believe that the aggregate value of the stock and securities of our TRSs has been and we anticipate that the aggregate value will continue to be less than 20% of the value of our total assets (including our TRS stock and securities). Furthermore, we have monitored and will continue to monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we have scrutinized and will continue to scrutinize all of our transactions with our TRSs to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS limitation discussed above or to avoid application of the 100% excise tax discussed above.

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

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
General.    At December 31, 2020, we had real estate investments totaling approximately $401.7 million in four properties (eight buildings), that were leased to 109 tenants. We account for the operations of all our properties in one reporting segment. At December 31, 2020, we owned the following real estate (dollars in thousands):

Property	State	Number of Buildings	Undepreciated Carrying Value	Depreciated Carrying Value	Annualized Rental Revenue(1)
1225 Seventeenth Street (17th Street Plaza)	CO	1	$171,214	$124,956	$27,301
1250 H Street, NW	DC	1	75,892	39,354	9,092
206 East 9th Street (Capitol Tower)	TX	1	52,468	42,360	8,381
Bridgepoint Square	TX	5	102,136	51,721	12,724
Total		8	$401,710	$258,391	$57,498
(1)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of December 31, 2020, plus estimated recurring expense reimbursements; excludes lease value amortization, straight-line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.
At December 31, 2020, we did not have any properties encumbered by mortgage notes.

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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares are traded on the NYSE (symbol: EQC). As of February 5, 2021, there were 1,068 shareholders of record of our common shares. However, because many of our common shares are held by brokers and other institutions on behalf of shareholders, we believe that there are considerably more beneficial holders of our common shares than record holders.
Distributions
Under our governing documents and Maryland law, distributions to our shareholders are to be authorized and declared by our Board of Trustees.

On September 16, 2020 our Board of Trustees declared a special, one-time cash distribution of $3.50 per common share/unit to shareholders/unitholders of record on October 1, 2020. On October 20, 2020, we paid this distribution to such shareholders/unitholders in the aggregate amount of $426.7 million.

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

On September 26, 2018, our Board of Trustees declared a special, one-time cash distribution of $2.50 per common share/unit to shareholders/unitholders of record on October 9, 2018. On October 23, 2018, we paid this distribution to such shareholders/unitholders in the aggregate amount of $304.7 million. In February 2019, the number of earned awards for certain recipients of the Company's restricted stock units was determined. Pursuant to the terms of such awards, we paid a one-time catch-up cash distribution to these recipients in the aggregate amount of $1.2 million for distributions to common shareholders and unitholders declared by our Board of Trustees during such awards' performance measurement period.

The timing and amount of future distributions is determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, our results of operations, our financial condition, debt and equity capital available to us, our expectations of our future capital requirements and operating performance, including our FFO, our Normalized FFO, and our cash available for distribution, restrictive covenants in our financial or other contractual arrangements (including those in our senior notes indenture), tax law requirements to qualify for taxation as and to remain a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations and fund acquisitions. If our taxable income exceeds our net operating loss carryforwards, we will be required to make a distribution of at least 90% of our taxable income to maintain our qualification as a REIT. Whether we will make a distribution in 2021 and the timing of any such distribution remains uncertain. There can be no assurance that we will pay distributions in the future.

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

During the year ended December 31, 2020, we repurchased and retired 711,000 of our common shares under the March 2019 authorization at a weighted average price of $29.31 per share, for a total investment of $20.8 million. The share repurchases were completed prior to the special, one-time cash distribution of $3.50 per common share/unit to shareholders/

unitholders paid on October 20, 2020. The $150.0 million of remaining authorization available under our share repurchase program as of December 31, 2020 is scheduled to expire on March 10, 2021.

Surrender of Common Shares for Tax Withholding

During the year ended December 31, 2020, certain of our employees surrendered common shares owned by them to satisfy their statutory tax withholding obligations in connection with the vesting of restricted common shares and restricted stock units.

The following table summarizes all of these repurchases during the three months ended December 31, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 2020	76	$26.60	N/A	N/A
November 2020	—	$—	N/A	N/A
December 2020	—	$—	N/A	N/A
Total	76	$26.60

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

Unregistered Sales of Securities

There were no unregistered sales of equity securities during the year ended December 31, 2020.

Performance Graph

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act or the Exchange Act that might incorporate SEC filings, in whole or in part, the following performance graph will not be incorporated by reference into any such filings.

The following graph compares the cumulative total shareholder return of our common shares for the period from December 31, 2015 to December 31, 2020, to the Nareit All REITs Index, Standard & Poor’s 500 Index (S&P 500 Index), and to the Nareit Equity Office Index over the same period. The graph assumes an investment of $100.00 in our common shares and each index and the reinvestment of all distributions. The shareholder return shown on the graph below is not indicative of future performance.

Total Return Performance
Equity Commonwealth
Nareit All REITs Index
S&P 500 Index
Nareit Equity Office Index
Index Value
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Period Ended
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Equity Commonwealth	$100.00	$109.05	$110.03	$117.47	$142.91	$134.35
Nareit All REITs Index	$100.00	$109.28	$119.41	$114.51	$146.66	$138.06
S&P 500 Index	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
Nareit Equity Office Index	$100.00	$113.17	$119.11	$101.84	$133.83	$109.16
Source: S&P Global Market Intelligence

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OBJECTIVE

The objective of this section of this Annual Report on Form 10-K is to provide a discussion and analysis, from management’s perspective, of the material information necessary to assess our financial condition, results of operations, liquidity and cash flows for the year ended December 31, 2020. In addition, we have also included a discussion of any material events or uncertainties that we believe are reasonably likely to cause our 2020 financial results to not be indicative of future results. We also discuss potential business opportunities that we may pursue and the uncertainties associated with such pursuit. We have included an executive summary to identify what we believe are the more important items that affected our 2020 financial results, including both our business activities as well as events outside of our control. In addition to the executive summary, we encourage you to read the entire discussion in this section of our material financial and statistical data together with our consolidated financial statements and the accompanying notes that are included in Part IV, Item 15 of this Annual Report on Form 10-K. The full discussion analyzes in detail our financial condition, results of operations, liquidity and cash flows, including comparisons of our 2020 and 2019 financial results. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Annual Report on Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

OVERVIEW

We are an internally managed and self-advised REIT primarily engaged in the ownership and operation of office properties in the United States. We were formed in 1986 under Maryland law. The Company operates as what is commonly referred to as an umbrella partnership real estate investment trust, or UPREIT, conducting substantially all of its activities through the Operating Trust. As of December 31, 2020, the Company beneficially owned 99.80% of the outstanding OP Units.

At December 31, 2020, our portfolio consisted of four properties (eight buildings), with a combined 1.5 million square feet. As of December 31, 2020, we had $3.0 billion of cash and cash equivalents.

We use leasing and occupancy metrics to evaluate the performance of our properties. We believe these metrics provide useful information to investors because they reflect the leasing activity and vacant space at the properties and may facilitate comparisons of our leasing and occupancy metrics with other REITs and real estate companies.

As of December 31, 2020, our overall portfolio was 85.7% leased. During the year ended December 31, 2020, we entered into leases, excluding leasing activity for assets during the quarter in which the asset was sold or classified as held for sale, for 142,000 square feet, including lease renewals for 76,000 square feet and new leases for 66,000 square feet.  Leases entered into during the year ended December 31, 2020, including both lease renewals and new leases, had weighted average cash rental rates that were approximately 1.4% lower than prior rental rates for the same space and weighted average GAAP rental rates that were approximately 11.9% higher than prior rental rates for the same space.  The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatements, the magnitude and timing of contractual rent increases over the lease term, and the length of term for the newly executed leases compared to the prior leases. Percent change in GAAP and cash rents is a comparison of current rent, including estimated tenant expense reimbursements, if any, to the rent, including actual/projected tenant expense reimbursements, if any, last received for the same space on a GAAP and cash basis, respectively. Cash rent during the reporting period is calculated before deducting any initial period free rent.

During the year ended December 31, 2020, we sold three properties (four buildings) with a combined 1.0 million square feet for an aggregate gross sales price of $756.5 million. During the year ended December 31, 2019, we sold three properties (six buildings) with a combined 2.7 million square feet for an aggregate gross sale price of $812.1 million. For more information regarding these transactions, see Note 3 of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

On September 16, 2020 our Board of Trustees declared a special, one-time cash distribution of $3.50 per common share/unit to shareholders/unitholders of record on October 1, 2020. On October 20, 2020, we paid this distribution to such shareholders/unitholders in the aggregate amount of $426.7 million.

We have engaged CBRE, Inc., (CBRE) to provide property management services. We pay CBRE a property-by-property management fee and may engage CBRE from time-to-time to perform project management services, such as coordinating and overseeing the completion of tenant improvements and other capital projects at the properties. We reimburse CBRE for certain expenses incurred in the performance of its duties, including certain personnel and equipment costs. For the years ended December 31, 2020 and 2019, we incurred expenses of $3.2 million and $5.2 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a percentage of the properties' revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of December 31, 2020 and 2019, we had amounts payable pursuant to these services of $0.3 million and $0.6 million, respectively.

In connection with repositioning our portfolio, we may sell additional properties, depending on market conditions. With the progress we have made executing dispositions, and the strength and liquidity of our balance sheet, we have shifted our primary focus to capital allocation. We may use our capital for acquisitions and/or investments in new properties or businesses, repurchase shares or make distributions that further our long-term strategic goals.

With respect to acquisitions and/or investments, we are evaluating opportunities to invest capital in high-quality assets or businesses in favorable markets that offer a compelling risk-reward profile. The set of opportunities that we pursue may include acquisitions and/or investments in a range of property types.

We may be unable to identify suitable investment opportunities. If we do not redeploy capital, we will strive to achieve a sale, liquidation or otherwise exit our business in one or more transactions in a manner that optimizes shareholder value. We are unable to predict if or when we will make a determination to sell, liquidate or otherwise exit our business.

Our business may be impacted by the evolving COVID-19 outbreak. Since first surfacing, the outbreak has spread throughout the world and has significantly impacted the United States. The pandemic has led to severe business disruptions, including a dramatic decline in economic activity generally. The duration of the business disruption is unknown at this time. The vast majority of our employees and our tenants' employees are currently working at least in part remotely and may be subject to government-imposed restrictions. Due to the uncertainty created by the pandemic, the Company has experienced a significant reduction in leasing interest and activity when compared to pre-pandemic levels. For the three months ended December 31, 2020, in our comparable property portfolio, we collected 97% of contractual rents, including 1% from the application of security deposits and letters of credit. For January, to date, we have collected 96% of contractual rents. We currently are not able to estimate the full impact of the COVID-19 outbreak on our business.

Property Operations

Leased occupancy data for 2020 and 2019 is as follows (square feet in thousands):

	All Properties		Comparable Properties(1)
	As of December 31,		As of December 31,
	2020	2019	2020	2019
Total properties	4	7	4	4
Total square feet	1,507	2,469	1,507	1,507
Percent leased(2)	85.7%	94.7%	85.7%	91.5%

(1)Based on properties owned continuously from January 1, 2019 through December 31, 2020, and excludes properties sold.
(2)Percent leased is the percent of space subject to signed leases. Percent leased is disclosed to quantify the ratio of leased square feet to rentable square feet and we believe provides useful information as to the proportion of rentable square feet subject to a lease.

The weighted average lease term based on square feet for leases entered into during the year ended December 31, 2020 was 7.3 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for leases entered into during the year ended December 31, 2020, excluding leasing activity for assets during the quarter in which the asset was sold or classified as held for sale, totaled $9.8 million, or $68.83 per square foot on average (approximately $9.37 per square foot per year of the lease term).

As of December 31, 2020, approximately 8.4% of our leased square feet and 7.4% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2021.  Renewal and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring in 2021, that have not been backfilled, are below market. Lease expirations by year, as of December 31, 2020, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring(1)	Leased Square Feet Expiring(2)	% of Leased Square Feet Expiring(2)	Cumulative % of Leased Square Feet Expiring(2)	Annualized Rental Revenue Expiring(3)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2021	20	109	8.4%	8.4%	$4,264	7.4%	7.4%
2022	13	130	10.1%	18.5%	6,748	11.7%	19.1%
2023	18	195	15.1%	33.6%	9,296	16.2%	35.3%
2024	15	207	16.0%	49.6%	9,224	16.0%	51.3%
2025	11	145	11.2%	60.8%	6,049	10.5%	61.8%
2026	8	80	6.2%	67.0%	3,659	6.4%	68.2%
2027	7	103	8.0%	75.0%	4,377	7.6%	75.8%
2028	4	63	4.9%	79.9%	2,971	5.2%	81.0%
2029	6	139	10.8%	90.7%	5,669	9.9%	90.9%
2030	3	58	4.5%	95.2%	2,468	4.3%	95.2%
Thereafter	4	62	4.8%	100.0%	2,773	4.8%	100.0%
	109	1,291	100.0%		$57,498	100.0%

Weighted average remaining lease term (in years):		4.7			4.5

(1)Tenants with leases expiring in multiple years are counted in each year they expire.
(2)Leased Square Feet as of December 31, 2020 includes space subject to leases that have commenced for revenue recognition purposes in accordance with GAAP, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants. The Leased Square Feet Expiring corresponds to the latest-expiring signed lease for a given suite. Thus, backfilled suites expire in the year stipulated by the new lease.
(3)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of December 31, 2020, plus estimated recurring expense reimbursements; excludes lease value amortization, straight-line rent adjustments, abated (free) rent periods and parking revenue.  We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

The principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of December 31, 2020, tenants representing 2.5% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant		Square Feet(1)	% of Total Leased Square Feet(1)	% of Annualized Rental Revenue(2)	Weighted Average Remaining Lease Term
1.	Equinor Energy Services, Inc.	80	6.2%	5.9%	3.0
2.	KPMG, LLP	71	5.5%	5.1%	8.4
3.	Crowdstrike, Inc.	36	2.8%	3.6%	3.8
4.	CBRE, Inc.	40	3.1%	3.4%	7.3
5.	Salesforce.com, Inc.(3)	65	5.0%	3.4%	4.9
6.	International Dairy Foods Association(4)	23	1.8%	2.6%	5.5
7.	Alden Torch Financial, LLC	34	2.6%	2.6%	6.2
8.	Kazoo, Inc.	26	2.0%	2.6%	1.1
	Total	375	29.0%	29.2%	5.2

(1)Total Leased Square Feet as of December 31, 2020 includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants.
(2)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of December 31, 2020, plus estimated recurring expense reimbursements; excludes lease value amortization, straight-line rent adjustments, abated (free) rent periods and parking revenue.  We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.
(3)Our lease with Salesforce.com, Inc. has partially commenced. Approximately 44,000 square feet commenced as of December 31, 2020, and the remaining 21,000 square feet are expected to commence in the second half of 2021.
(4)Approximately 10,000 square feet of International Dairy Foods Association's space expire in 2034. The remaining 13,000 square feet expire (including the expiration dates for backfilling tenants) in the following years: 5,900 square feet in 2021, 3,100 square feet in 2022, and 4,100 square feet in 2027.

Financing Activities

As of July 5, 2020, we repaid at par $25.1 million of mortgage debt at 206 East 9th Street and recognized a gain on early extinguishment of debt of $0.1 million for the year ended December 31, 2020 from the write off of an unamortized premium, net of prepayment fees and the write off of unamortized deferred financing fees.

For more information regarding our financing sources and activities, please see the section captioned “Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” below.

RESULTS OF OPERATIONS

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Year Ended December 31,
	2020	2019	$ Change	% Change	2020	2019	2020	2019	$ Change	% Change
	(in thousands)
Rental revenue	$57,387	$58,109	(722)	(1.2)%	$4,747	$58,760	$62,134	$116,869	$(54,735)	(46.8)%
Other revenue	3,833	6,042	(2,209)	(36.6)%	311	4,939	4,144	10,981	(6,837)	(62.3)%
Operating expenses	(26,854)	(26,359)	(495)	1.9%	(2,004)	(20,059)	(28,858)	(46,418)	17,560	(37.8)%
Net operating income(3)	$34,366	$37,792	$(3,426)	(9.1)%	$3,054	$43,640	37,420	81,432	(44,012)	(54.0)%
Other expenses:
Depreciation and amortization							19,329	28,122	(8,793)	(31.3)%
General and administrative							33,233	38,442	(5,209)	(13.6)%
Total other expenses							52,562	66,564	(14,002)	(21.0)%
Interest and other income, net							21,228	72,392	(51,164)	(70.7)%
Interest expense							(620)	(8,908)	8,288	(93.0)%
Gain (loss) on early extinguishment of debt							131	(6,374)	6,505	(102.1)%
Gain on sale of properties, net							446,744	422,172	24,572	5.8%
Income before income taxes							452,341	494,150	(41,809)	(8.5)%
Income tax expense							(248)	(1,284)	1,036	(80.7)%
Net income							452,093	492,866	(40,773)	(8.3)%
Net income attributable to noncontrolling interest							(799)	(186)	(613)	329.6%
Net income attributable to Equity Commonwealth							451,294	492,680	(41,386)	(8.4)%
Preferred distributions							(7,988)	(7,988)	—	—%
Net income attributable to Equity Commonwealth common shareholders							$443,306	$484,692	$(41,386)	(8.5)%
(1)Comparable properties consist of four properties we owned continuously from January 1, 2019 to December 31, 2020.
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

Rental revenue. Rental revenue decreased $54.7 million, or 46.8%, in the 2020 period, compared to the 2019 period, primarily due to the properties sold in 2020 and 2019. Rental revenue at the comparable properties decreased $0.7 million, or 1.2%, in the 2020 period, compared to the 2019 period, primarily due to a $0.9 million decrease in lease termination fees and a $0.4 million increase in uncollectible receivables, partially offset by a $0.3 million increase in escalations and a $0.5 million increase in real estate tax recoveries.

Rental revenue includes (decreases) increases for straight-line rent adjustments totaling $(0.3) million in the 2020 period and $0.4 million in the 2019 period, and net increases for amortization of acquired real estate leases and assumed real estate lease obligations totaling $0 in the 2020 period and $0.1 million in the 2019 period. Rental income also includes the recognition of lease termination fees totaling $1.3 million in the 2020 period and $2.2 million in the 2019 period.

Other revenue. Other revenue, which primarily includes parking revenue, decreased $6.8 million, or 62.3% in the 2020 period, compared to the 2019 period, primarily due to the properties sold in 2020 and 2019. Other revenue decreased $2.2 million, or 36.6%, at the comparable properties in the 2020 period, compared to the 2019 period primarily due to decreased parking revenue during the 2020 period as a result of the COVID-19 outbreak.

Operating expenses. Operating expenses decreased $17.6 million, or 37.8%, in the 2020 period, compared to the 2019 period, primarily due to the properties sold in 2020 and 2019. Operating expenses at our comparable properties increased $0.5 million, or 1.9%, primarily due to a $0.5 million increase in real estate tax expense, a $0.2 million increase in maintenance and repairs expense, a $0.2 million increase in salaries and benefits expense and a $0.1 million increase in HVAC expense, partially offset by a $0.5 million decrease in utilities expense and a $0.2 million decrease in parking expense.
Depreciation and amortization. Depreciation and amortization decreased $8.8 million, or 31.3%, in the 2020 period, compared to the 2019 period, primarily due to the properties sold in 2020 and 2019.

General and administrative. General and administrative expenses decreased $5.2 million, or 13.6% in the 2020 period, compared to the 2019 period, primarily due to a $3.2 million decrease in compensation expenses related to severance, a $1.6 million decrease in bonus expense, a $0.7 million decrease in payroll expenses as a result of a staffing reduction, a $0.4 million decrease in share-based compensation expense and a $0.3 million decrease in travel, meals and entertainment expense as a result of the COVID-19 outbreak, partially offset by a $1.4 million increase in state franchise taxes largely related to property sales.

Interest and other income, net. Interest and other income, net decreased $51.2 million, or 70.7%, in the 2020 period, compared to the 2019 period, primarily due to $49.4 million less interest received from lower average interest rates.
Interest expense. Interest expense decreased $8.3 million, or 93.0%, in the 2020 period, compared to the 2019 period, primarily due to the redemption in June 2019 of all $250 million of our 5.875% senior unsecured notes due 2020, the repayment at par in July 2020 of mortgage debt at 206 East 9th Street and a decrease in amortization of a discount and a decrease in amortization of deferred financing fees, partially offset by a decrease in amortization of a premium.
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

Gain on sale of properties, net. Gain on sale of properties, net increased $24.6 million, or 5.8%, in the 2020 period, compared to the 2019 period. Gain on sale of properties, net in the 2020 period primarily related to the following (dollars in thousands):

Asset	Gain on Sale
109 Brookline Avenue	$225,190
333 108th Avenue NE	194,662
Georgetown-Green and Harris Buildings	24,916
Research Park(1)	2,000
$446,768
(1)There was consideration of $2.0 million being held in escrow related to the sale of this property in 2019. In June 2020, these proceeds were released to the Company, and we recorded an additional $2.0 million gain on the sale for year ended December 31, 2020.

Gain on sale of properties, net in the 2019 period primarily related to the following (dollars in thousands):

Asset	Gain on Sale
1735 Market Street	$192,985
600 108th Avenue NE	149,009
Research Park	78,158
$420,152

Income tax expense. Income tax expense decreased $1.0 million, or 80.7%, in the 2020 period, compared to the 2019 period, primarily due to a decrease in state and local taxes as a result of the sale of properties.

Net income attributable to noncontrolling interest. From 2017 through 2020, we granted LTIP Units to certain of our trustees and employees. As these LTIP Units vest, they automatically convert to operating partnership units, or OP Units. The net income attributable to noncontrolling interest increased $0.6 million, or 329.6% in the 2020 period, compared to the 2019 period, primarily due to the measurement of LTIP Units in the 2020 period.

LIQUIDITY AND CAPITAL RESOURCES
 Our Operating Liquidity and Resources

As of December 31, 2020, we had $3.0 billion of cash and cash equivalents.  We expect to use our cash balances, cash flow from our operations and proceeds of any future property sales to fund our operations, make distributions, repurchase our common shares, make acquisitions and/or investments in properties or businesses, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

Our future cash flows from operating activities will depend on our ability to collect rent from our current tenants under their leases. Our ability to collect rent and generate parking revenue in the near term may continue to be adversely impacted by the market disruption caused by the COVID-19 outbreak. We cannot predict the ultimate impact of the pandemic on our results of operations.

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

Net cash flows provided by (used in) operating, investing and financing activities were $33.3 million, $643.3 million and $(490.0) million, respectively, for the year ended December 31, 2020, and $98.9 million, $995.7 million and $(698.1) million, respectively, for the year ended December 31, 2019.  Changes in these three categories of our cash flows between 2020 and 2019 are primarily related to a decrease in property net operating income (as a result of property dispositions), a decrease in interest income (as a result of lower average interest rates in 2020), a decrease in real estate improvements, dispositions of properties, proceeds from maturities of marketable securities, repayments of debt and repurchase of our common shares.

Our Investment and Financing Liquidity and Resources

As of July 5, 2020, we repaid at par $25.1 million of mortgage debt at 206 East 9th Street and recognized a gain on early extinguishment of debt of $0.1 million for the year ended December 31, 2020 from the write off of an unamortized premium, net of prepayment fees and the write off of unamortized deferred financing fees.

On September 16, 2020 our Board of Trustees declared a special, one-time cash distribution of $3.50 per common share/unit to shareholders/unitholders of record on October 1, 2020. On October 20, 2020, we paid this distribution to such shareholders/unitholders in the aggregate amount of $426.7 million.

During the year ended December 31, 2020, we paid an aggregate of $8.0 million of distributions on our series D preferred shares.  On January 11, 2021, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on February 16, 2021 to shareholders of record on January 28, 2021.

During the year ended December 31, 2020, we repurchased and retired 711,000 of our common shares under the March 2019 authorization at a weighted average price of $29.31 per share, for a total investment of $20.8 million. The share repurchases were completed prior to the special, one-time cash distribution of $3.50 per common share/unit to shareholders/unitholders paid on October 20, 2020. On March 10, 2020, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the twelve months following the date of authorization, none of which has been utilized. The $150.0 million of remaining authorization available under our share repurchase program as of December 31, 2020 is scheduled to expire on March 10, 2021.

We may utilize various types of financings, including debt or equity, to fund future acquisitions and/or investments and to pay any debt and other obligations as they become due. Although we are not currently rated by the debt rating agencies, the completion and the costs of any future debt transactions will depend primarily upon market conditions and our credit ratings at such time, if any. We have no control over market conditions. Any credit ratings will depend upon evaluations by credit rating agencies of our business practices and plans and, in particular, whether we appear to have the ability to maintain our earnings, to space our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably foreseeable adverse changes. We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities. However, there can be no assurance regarding our ability to complete any debt or equity offerings or that our cost of any future public or private financings will not increase.

During the year ended December 31, 2020, we sold three properties with a combined 1.0 million square feet for an aggregate sale price of $756.5 million. For more information regarding these transactions, see Note 3 of the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.

During the years ended December 31, 2020, 2019 and 2018 amounts capitalized at our properties, including properties sold or classified as held for sale, for tenant improvements, leasing costs and building improvements were as follows (amounts in thousands):

	Years Ended December 31,
	2020	2019	2018
Tenant improvements(1)	$9,598	$7,529	$47,248
Leasing costs(2)	2,097	5,409	21,674
Building improvements(3)	2,044	6,366	9,046

(1)Tenant improvements include capital expenditures to improve tenants’ space.
(2)Leasing costs include leasing commissions and related legal expenses.
(3)Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.

During the year ended December 31, 2020, commitments made for expenditures in connection with leasing space at our properties, excluding leasing activity for assets during the quarter in which the asset was sold or classified as held for sale, were as follows (dollar and square foot measures in thousands):

	New Leases	Renewals	Total
Square feet leased during the period	66	76	142
Tenant improvements and leasing commissions	$5,916	$3,858	$9,774
Tenant improvements and leasing commissions per square foot	$89.63	$50.76	$68.83
Weighted average lease term by square foot (years)	8.5	6.3	7.3
Tenant improvements and leasing commissions per square foot per year of lease term	$10.49	$8.04	$9.37

Committed but unspent tenant related obligations are leasing commissions and tenant improvements. Based on existing leases as of December 31, 2020, committed but unspent tenant related obligations were $9.6 million.

Debt Covenants

We have no debt outstanding as of December 31, 2020, and, as a result, we have no debt covenants. We are also no longer rated by the debt rating agencies.

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

The following table provides a reconciliation of net income to FFO attributable to Equity Commonwealth common shareholders and unitholders and a calculation to Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders (in thousands):

	Years Ended December 31,
	2020	2019	2018
Reconciliation of FFO:
Net income	$452,093	$492,866	$272,908
Real estate depreciation and amortization	18,442	27,037	47,816
Loss on asset impairment	—	—	12,087
Gain on sale of properties, net	(446,744)	(422,172)	(251,417)
FFO attributable to Equity Commonwealth	23,791	97,731	81,394
Preferred distributions	(7,988)	(7,988)	(7,988)
FFO attributable to Equity Commonwealth common shareholders and unitholders	$15,803	$89,743	$73,406

Reconciliation of Normalized FFO:
FFO attributable to Equity Commonwealth common shareholders and unitholders	$15,803	$89,743	$73,406
Lease value amortization	—	(117)	54
Straight-line rent adjustments	340	(418)	(4,971)
Sold property expense included in interest and other income, net	515	—	—
(Gain) loss on early extinguishment of debt	(131)	6,374	7,122
Loss on sale of securities	—	—	4,987
Loss on sale of real estate mortgage receivable	—	—	2,117
Taxes related to property sales included in general and administrative	1,472	—	—
Taxes related to property sales, net included in income tax expense	130	142	2,726
Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders	$18,129	$95,724	$85,441

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

A reconciliation of NOI to net income for the years ended December 31, 2020, 2019 and 2018, is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Rental revenue	$62,134	$116,869	$184,368
Other revenue	4,144	10,981	12,654
Operating expenses	(28,858)	(46,418)	(79,916)
NOI	$37,420	$81,432	$117,106

NOI	$37,420	$81,432	$117,106
Depreciation and amortization	(19,329)	(28,122)	(49,041)
General and administrative	(33,233)	(38,442)	(44,439)
Loss on asset impairment	—	—	(12,087)
Interest and other income, net	21,228	72,392	46,815
Interest expense	(620)	(8,908)	(26,585)
Gain (loss) on early extinguishment of debt	131	(6,374)	(7,122)
Gain on sale of properties, net	446,744	422,172	251,417
Income before income taxes	452,341	494,150	276,064
Income tax expense	(248)	(1,284)	(3,156)
Net income	$452,093	$492,866	$272,908

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

We periodically evaluate our properties for possible impairments. Impairment indicators may include declining tenant occupancy, lack of progress releasing vacant space, tenant bankruptcies, low long-term prospects for improvement in property performance, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows to be generated from that property over our anticipated hold period. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. Projections of expected future operating cash flows require that we estimate future market rental revenue amounts subsequent to the expiration of current lease agreements, future property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's fair value and could result in the misstatement of the carrying value of our real estate assets and net income (loss).

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

We do not currently have any exposure to risks associated with market changes in interest rates.

Item 8.    Financial Statements and Supplementary Data.
The information required by Item 8 is included in Item 15 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2020 our internal control over financial reporting is effective.
Ernst & Young LLP, the independent registered public accounting firm that audited our 2020 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears on page F-2.

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

10.3	Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company's Current Report on Form 8-K filed June 18, 2015.)

10.4	Amendment No. 1 to the Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed February 18, 2016.)

10.5	Amendment No. 2 to the Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company's Registration Statement on Form S-8 filed July 16, 2019.)

10.6
Form of Restricted Stock Agreement for Employees under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed February 15, 2018.)

10.7
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

10.14	Form of Restricted Stock Agreement for Trustees under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company's Current Report on Form 8-K filed June 15, 2016.)

10.15
Form of Time-Based LTIP Unit Agreement for Trustees under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed June 21, 2017.)

10.16	Summary of Trustee Compensation. (+) (Filed herewith.)

10.17
Change in Control Agreement, dated as of April 24, 2019, by and between the Company, Equity Commonwealth Management LLC and David Helfand. (+) (†) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.)

Exhibit Number	Description
21.1	Subsidiaries of the Company. (Filed herewith.)

23.1	Consent of Ernst & Young LLP. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Dated: February 11, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities set forth below and on the dates indicated.

Signature	Title	Date
/s/ David A. Helfand	President and Chief Executive Officer (principal executive officer), Trustee	February 11, 2021
David A. Helfand

/s/ Adam S. Markman	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 11, 2021
Adam S. Markman

/s/ Jeffrey D. Brown	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 11, 2021
Jeffrey D. Brown

/s/ Sam Zell	Chairman of the Board of Trustees	February 11, 2021
Sam Zell

/s/ Ellen-Blair Chube	Trustee	February 11, 2021
Ellen-Blair Chube

/s/ Martin L. Edelman	Trustee	February 11, 2021
Martin L. Edelman

/s/ Edward A. Glickman	Trustee	February 11, 2021
Edward A. Glickman

/s/ Peter Linneman	Trustee	February 11, 2021
Peter Linneman

/s/ James L. Lozier, Jr.	Trustee	February 11, 2021
James L. Lozier, Jr.

/s/ Mary Jane Robertson	Trustee	February 11, 2021
Mary Jane Robertson

/s/ Kenneth Shea	Trustee	February 11, 2021
Kenneth Shea

/s/ Gerald A. Spector	Trustee	February 11, 2021
Gerald A. Spector

/s/ James A. Star	Trustee	February 11, 2021
James A. Star

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Equity Commonwealth

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Equity Commonwealth (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2021 expressed an unqualified opinion thereon.

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
February 11, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Equity Commonwealth

Opinion on Internal Control Over Financial Reporting
We have audited Equity Commonwealth’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Equity Commonwealth (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Equity Commonwealth as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed at Item 15(a) and our report dated February 11, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Chicago, Illinois
February 11, 2021

EQUITY COMMONWEALTH
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2020	2019
ASSETS
Real estate properties:
Land	$44,060	$85,627
Buildings and improvements	357,650	576,494
	401,710	662,121
Accumulated depreciation	(143,319)	(202,700)
	258,391	459,421
Cash and cash equivalents	2,987,225	2,795,642
Restricted cash	—	5,003
Rents receivable	14,702	19,554
Other assets, net	17,353	39,757
Total assets	$3,277,671	$3,319,377

LIABILITIES AND EQUITY
Mortgage note payable, net	$—	$25,691
Accounts payable, accrued expenses and other	20,588	37,153
Rent collected in advance	2,928	3,127
Distributions payable	10,991	7,534
Total liabilities	34,507	73,505
Commitments and contingencies
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6.50% cumulative convertible; 4,915,196 shares issued and outstanding, aggregate liquidation preference of $122,880	119,263	119,263
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 121,522,555 and 121,924,199 shares issued and outstanding, respectively	1,215	1,219
Additional paid in capital	4,294,632	4,313,831
Cumulative net income	3,814,948	3,363,654
Cumulative common distributions	(4,283,668)	(3,851,666)
Cumulative preferred distributions	(709,712)	(701,724)
Total shareholders’ equity	3,236,678	3,244,577
Noncontrolling interest	6,486	1,295
Total equity	3,243,164	3,245,872
Total liabilities and equity	$3,277,671	$3,319,377
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	December 31,
	2020	2019	2018
Revenues:
Rental revenue	$62,134	$116,869	$184,368
Other revenue	4,144	10,981	12,654
Total revenues	66,278	127,850	197,022
Expenses:
Operating expenses	28,858	46,418	79,916
Depreciation and amortization	19,329	28,122	49,041
General and administrative	33,233	38,442	44,439
Loss on asset impairment	—	—	12,087
Total expenses	81,420	112,982	185,483
Interest and other income, net	21,228	72,392	46,815
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $(119), $204 and $2,553, respectively)	(620)	(8,908)	(26,585)
Gain (loss) on early extinguishment of debt	131	(6,374)	(7,122)
Gain on sale of properties, net	446,744	422,172	251,417
Income before income taxes	452,341	494,150	276,064
Income tax expense	(248)	(1,284)	(3,156)
Net income	452,093	492,866	272,908
Net income attributable to noncontrolling interest	(799)	(186)	(95)
Net income attributable to Equity Commonwealth	451,294	492,680	272,813
Preferred distributions	(7,988)	(7,988)	(7,988)
Net income attributable to Equity Commonwealth common shareholders	$443,306	$484,692	$264,825

Weighted average common shares outstanding — basic	121,786	122,091	122,314
Weighted average common shares outstanding — diluted	126,606	126,260	123,385
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$3.64	$3.97	$2.17
Diluted	$3.56	$3.90	$2.15
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$452,093	$492,866	$272,908

Other comprehensive income, net of tax:
Unrealized gain on derivative instruments	—	—	456
Unrealized gain, net on marketable securities	—	342	1,199
Total comprehensive income	452,093	493,208	274,563
Comprehensive income attributable to noncontrolling interest	(799)	(186)	(95)
Total comprehensive income attributable to Equity Commonwealth	$451,294	$493,022	$274,468
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands, except share data)

	Equity Commonwealth Shareholders
	Number of Series D Preferred Shares	Series D Preferred Shares	Number of Common Shares	Common Shares	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Loss	Cumulative Common Distributions	Cumulative Preferred Distributions	Noncontrolling Interest	Total
Balance at December 31, 2017	4,915,196	$119,263	124,217,616	$1,242	$4,380,313	$2,596,259	$(95)	$(3,111,868)	$(685,748)	$1,129	$3,300,495
Comprehensive income:
Net income	—	—	—	—	—	272,813	—	—	—	95	272,908
Unrealized gain on derivative instrument	—	—	—	—	—	—	456	—	—	—	456
Unrealized gain on marketable securities	—	—	—	—	—	—	1,199	—	—	—	1,199
Total comprehensive income											274,563
Reclassification pursuant to change in accounting principle	—	—	—	—	—	1,902	(1,902)	—	—	—	—
Repurchase of shares	—	—	(2,970,209)	(29)	(88,226)	—	—	—	—	—	(88,255)
Surrender of shares for tax withholding	—	—	(193,521)	(2)	(5,719)	—	—	—	—	—	(5,721)
Share-based compensation	—	—	518,269	5	18,371	—	—	—	—	1,321	19,697
Contributions	—	—	—	—	—	—	—	—	—	1	1
Distributions	—	—	—	—	—	—	—	(308,680)	(7,988)	(114)	(316,782)
Adjustment for noncontrolling interest	—	—	—	—	1,235	—	—	—	—	(1,235)	—
Balance at December 31, 2018	4,915,196	119,263	121,572,155	1,216	4,305,974	2,870,974	(342)	(3,420,548)	(693,736)	1,197	3,183,998
Comprehensive income:
Net income	—	—	—	—	—	492,680	—	—	—	186	492,866
Unrealized gain on marketable securities	—	—	—	—	—	—	342	—	—	—	342
Total comprehensive income											493,208
Surrender of shares for tax withholding	—	—	(168,327)	(2)	(5,485)	—	—	—	—	—	(5,487)
Share-based compensation	—	—	520,371	5	13,095	—	—	—	—	1,326	14,426
Distributions	—	—	—	—	—	—	—	(431,118)	(7,988)	(1,167)	(440,273)
Adjustment for noncontrolling interest	—	—	—	—	247	—	—	—	—	(247)	—
Balance at December 31, 2019	4,915,196	119,263	121,924,199	1,219	4,313,831	3,363,654	—	(3,851,666)	(701,724)	1,295	3,245,872
Net income	—	—	—	—	—	451,294	—	—	—	799	452,093
Repurchase of shares	—	—	(711,000)	(7)	(20,862)	—	—	—	—	—	(20,869)
Surrender of shares for tax withholding	—	—	(184,068)	(2)	(6,026)	—	—	—	—	—	(6,028)
Share-based compensation	—	—	493,424	5	11,679	—	—	—	—	1,531	13,215
Contributions	—	—	—	—	—	—	—	—	—	1	1
Distributions	—	—	—	—	—	—	—	(432,002)	(7,988)	(1,099)	(441,089)
Redemption of noncontrolling interest	—	—	—	—	—	—	—	—	—	(31)	(31)
Adjustment for noncontrolling interest	—	—	—	—	(3,990)	—	—	—	—	3,990	—
Balance at December 31, 2020	4,915,196	$119,263	121,522,555	$1,215	$4,294,632	$3,814,948	$—	$(4,283,668)	$(709,712)	$6,486	$3,243,164
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$452,093	$492,866	$272,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,162	23,782	40,386
Net amortization of debt discounts, premiums and deferred financing fees	(119)	204	2,553
Straight-line rental income	340	(418)	(4,971)
Amortization of acquired real estate leases	—	158	2,187
Other amortization	3,167	4,009	6,127
Amortization of right-of-use asset	767	736	—
Share-based compensation	13,215	14,426	19,697
Loss on asset impairment	—	—	12,087
(Gain) loss on early extinguishment of debt	(131)	6,374	7,122
Loss on sale of marketable securities	—	—	4,987
Net gain on sale of properties	(446,744)	(422,172)	(251,417)
Loss on sale of real estate mortgage receivable	—	—	2,117
Change in assets and liabilities:
Rents receivable and other assets	(2,119)	(13,099)	(19,886)
Accounts payable, accrued expenses and other	(3,104)	(5,311)	(704)
Rent collected in advance	(199)	(2,610)	(3,657)
Net cash provided by operating activities	33,328	98,945	89,536

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(12,039)	(26,052)	(49,930)
Insurance proceeds received	—	—	1,443
Proceeds from sale of properties, net	655,291	771,787	961,079
Proceeds from sale of real estate mortgage receivable	—	—	5,599
Proceeds from sale of marketable securities	—	—	23,933
Proceeds from maturity of marketable securities	—	250,000	—
Net cash provided by investing activities	643,252	995,735	942,124

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common shares	(26,897)	(5,487)	(93,976)
Payments on borrowings	(25,441)	(255,842)	(581,460)
Contributions from holders of noncontrolling interest	1	—	1
Distributions to common shareholders	(427,795)	(428,649)	(304,612)
Distributions to preferred shareholders	(7,988)	(7,988)	(7,988)
Distributions to holders of noncontrolling interest	(1,849)	(170)	(114)
Redemption of noncontrolling interest	(31)	—	—
Net cash used in financing activities	(490,000)	(698,136)	(988,149)

Increase in cash, cash equivalents, and restricted cash	186,580	396,544	43,511
Cash, cash equivalents, and restricted cash at beginning of year	2,800,645	2,404,101	2,360,590
Cash, cash equivalents, and restricted cash at end of year	$2,987,225	$2,800,645	$2,404,101
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$843	$13,032	$27,117
Taxes paid, net	1,444	2,933	2,264

NON-CASH INVESTING ACTIVITIES:
Recognition of right-of-use asset and lease liability	$—	$1,503	$—
Accrued capital expenditures	986	1,383	13,540

NON-CASH FINANCING ACTIVITIES:
Distributions payable	$10,991	$7,534	$4,068

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2020	2019	2018
Cash and cash equivalents	$2,987,225	$2,795,642	$2,400,803
Restricted cash	—	5,003	3,298
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$2,987,225	$2,800,645	$2,404,101
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

Since that time, the Company has conducted and intends to continue to conduct substantially all of its activities through the Operating Trust. The Company beneficially owned, 99.80% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust, or OP Units, as of December 31, 2020, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.
At December 31, 2020, our portfolio consisted of four properties (eight buildings), with a combined 1.5 million square feet. As of December 31, 2020, we had $3.0 billion of cash and cash equivalents. All numbers of properties, numbers of buildings and square feet are unaudited.

Note 2.  Summary of Significant Accounting Policies
Basis of Presentation.    The consolidated financial statements include our investments in 100% owned subsidiaries and majority owned subsidiaries that are controlled by us. References to we, us, our and the Company, refer to Equity Commonwealth and its consolidated subsidiaries as of December 31, 2020, unless the context indicates otherwise. All intercompany transactions and balances have been eliminated.
Real Estate Properties.    We record real estate properties at cost. We depreciate real estate investments on a straight-line basis over estimated useful lives of up to 40 years for buildings and improvements, and up to 12 years for personal property.
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
We allocate the consideration to land, buildings and improvements based on a determination of the fair values of these assets assuming the property is vacant. We determine the fair value of a property using methods that we believe are similar to those used by independent appraisers. Purchase price allocations for above market and below market leases are based on the estimated present value (using an interest rate which reflects our assessment of the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the acquired in place leases and (2) our estimate of fair market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. Purchase price allocations to acquired in place leases and tenant relationships are determined as the excess of (1) the purchase price paid for a property after adjusting existing in place leases to estimated market rental rates over (2) the estimated fair value of the property as if vacant. We aggregate this value between acquired in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease; however, the value of tenant relationships has not been separated from acquired in place lease value for our properties because we believe such value and

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

related amortization expense is immaterial for acquisitions reflected in our historical financial statements. We consider certain factors in performing these analyses including estimates of carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs to execute similar leases in current market conditions, such as leasing commissions, legal and other related costs. If we believe the value of tenant relationships is material in the future, those amounts will be separately allocated and amortized over the estimated lives of the relationships. We recognize the excess, if any, of the consideration paid over amounts allocated to land, buildings and improvements and identified intangible assets and liabilities as goodwill and we recognize gains if amounts allocated exceed the consideration paid.
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
We review our properties for impairment quarterly, or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Impairment indicators may include our decision to dispose of an asset before the end of its estimated useful life, declining tenant occupancy, lack of progress releasing vacant space, tenant bankruptcies, low long-term prospects for improvement in property performance, weak or declining tenant profitability, and cash flow or liquidity. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. The determination of undiscounted cash flow includes consideration of many factors including income to be earned from the investment over our anticipated hold period, holding costs (exclusive of interest), estimated selling prices, and prevailing economic and market conditions. In the event that such expected undiscounted future cash flows do not exceed the carrying values, we estimate the fair value of the assets and record an impairment charge equal to the amount by which the carrying value exceeds the estimated fair value. Estimated fair values are calculated based on the following information, (i) recent third party estimates of market value, (ii) market prices for comparable properties, or (iii) the present value of future cash flows. During the years ended December 31, 2020 and 2019, we did not record any loss on asset impairment. During the year ended December 31, 2018, we recorded a loss on asset impairment totaling $12.1 million, to reduce the carrying value of properties to their estimated fair values (see Note 14).

When we classify properties as held for sale, we discontinue the recording of depreciation expense and estimate their fair value less costs to sell. If we determine that the carrying value for these properties exceed their estimated fair value less costs to sell, we record a loss on asset impairment. As of December 31, 2020 and 2019, we did not have any properties classified as held for sale.
Certain of our real estate assets contain hazardous substances, including asbestos. We believe any asbestos in our buildings is contained in accordance with current regulations. If we remove the asbestos or renovate or demolish these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed. We do not believe that there are other environmental conditions or issues at any of our properties that have had or will have a material adverse effect on us. However, no assurances can be given that conditions or issues are not present at our properties or that costs we may be required to incur in the future to remediate contamination or comply with environmental, health and safety laws will not have a material adverse effect on our business or financial condition. As of December 31, 2020 and 2019, we did not have any accrued environmental remediation costs.
Cash and Cash Equivalents.    Our cash and cash equivalents consist of cash maintained in time deposits, depository accounts and money market accounts.  We regularly monitor the credit ratings of the financial institutions holding our deposits to minimize our exposure to credit risk.  Throughout the year, we have cash balances in excess of federally insured limits deposited with various financial institutions. We do not believe we are exposed to any significant credit risk on cash and cash equivalents.
Marketable Securities. All of our marketable securities were classified as available-for-sale and consisted of United States Treasury notes and common stock. Available-for-sale securities were presented on our consolidated balance sheets at fair value. Changes in values of the United States Treasury notes were recognized in cumulative other comprehensive loss. Realized gains and losses were recognized in earnings only upon the sale of the United States Treasury notes. Changes in

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

values of common stock prior to their sale in March 2018, were recognized in interest and other income, net on the consolidated statements of operations.
Restricted Cash.    Restricted cash consisted of amounts escrowed for future real estate taxes, insurance, leasing costs, capital expenditures and debt service, as required by our mortgage debt, as well as security deposits paid to us by some of our tenants.
Other Assets, Net.    Other assets consist principally of deferred leasing costs, capitalized lease incentives and prepaid property operating expenses. Deferred leasing costs are amortized on a straight-line basis over the terms of the respective leases. Capitalized lease incentives are amortized on a straight-line basis against rental income over the terms of the respective leases.
Revenue Recognition.    Rental revenue from operating leases, which includes rent concessions (including free rent and other lease incentives) and scheduled increases in rental rates during the lease term, is recognized on a straight-line basis over the life of the lease agreements. We defer the recognition of contingent rental income, such as percentage rents, until the specific targets that trigger the contingent rental income are achieved. Rental revenue also includes property level operating expenses reimbursed by our tenants, as well as other incidental revenues, which are recorded as expenses are incurred.
Lessee Lease Classification. We classify leases as either finance or operating in accordance with FASB Topic 842, Leases. This classification determines whether the related expense is recognized based on an effective interest method for finance leases or on a straight-line basis over its life for operating leases. Additionally, lessees are required to record a right-of-use asset and lease liability for all leases with a term greater than 12 months. We have made an accounting policy election as permitted under ASC 842 to forgo recognition of a right-of-use asset and lease liability for short-term leases of less than 12 months.
Earnings Per Common Share.    Earnings per common share, or EPS, is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if our series D convertible preferred shares, our restricted share units, or RSUs, or beneficial interests in the Operating Trust, or LTIP Units, were converted into our common shares, which could result in a lower EPS amount. The effect of our series D convertible preferred shares on net income attributable to common shareholders is dilutive for the years ended December 31, 2020 and 2019 and is anti-dilutive for the year ended December 31, 2018.
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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). We adopted ASU 2016-02 and the related amendments on January 1, 2019, and the adoption did not have a material impact to our financial statements. Certain reclassifications were made to conform the prior period to our presentation of the condensed consolidated statements of operations as a result of adopting ASU 2016-02. Amounts that were previously disclosed as "Tenant reimbursements and other income" are now included in "Rental revenue" and are no longer presented as a separate line item. Parking revenues that do not represent components of leases and were previously disclosed as "Rental income" are now included in "Other revenue." Subsequent to January 1, 2019, provisions for credit losses are included in "Rental revenue." Provisions for credit losses prior to January 1, 2019 were disclosed as "Operating expenses" and were not reclassified to conform prior periods to the current presentation.

Note 3.  Real Estate Properties
Acquisitions and Expenditures
We did not make any acquisitions during the years ended December 31, 2020, 2019 or 2018.
During the years ended December 31, 2020, 2019, and 2018, we made improvements, excluding tenant-funded improvements, to our properties totaling $11.6 million, $13.9 million and $56.3 million, respectively.
We committed $9.8 million for expenditures related to 0.1 million square feet of leases executed during 2020, excluding leasing activity for assets during the quarter in which the asset was sold or classified as held for sale. Committed but unspent tenant related obligations are leasing commissions and tenant improvements. Based on existing leases as of December 31, 2020, committed but unspent tenant related obligations were $9.6 million.
Property Dispositions:

During the year ended December 31, 2020, we sold the following properties, which did not represent strategic shifts under ASC Topic 2015 (dollars in thousands):

Property	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sale Price(1)	Gain on Sale
109 Brookline Avenue	February 2020	1	1	285,556	$270,000	$225,190
333 108th Avenue NE(2)	March 2020	1	1	435,406	401,500	194,662
Georgetown-Green and Harris Buildings	May 2020	1	2	240,475	85,000	24,916
		3	4	961,437	$756,500	$444,768

(1)Gross sale price is before transfer taxes and credits, such as capital costs, contractual lease costs and rent abatements.
(2)The sale represents an individually significant disposition. The operating results of this property are included in continuing operations for all periods presented through the date of sale. Net income related to this property was $193.4 million, of which $194.7 million related to the gain on sale, $14.2 million and $12.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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
(2)Certain of our subsidiaries sold 100.0% of the equity interests in the fee simple owner of this property. The sale represents an individually significant disposition. The operating results of this property are included in continuing operations for all periods presented through the date of sale. Net income related to this property was $0.1 million, $197.5 million, of which $193.0 million related to the gain on sale, and $8.5 million for the years ended December 31, 2020, 2019 and 2018 respectively.
(3)The property includes an office building and additional development rights.
(4)There was consideration of $2.0 million being held in escrow related to the sale of this property. In June 2020, these proceeds were released to the Company, and we recorded an additional $2.0 million gain on the sale for the year ended December 31, 2020.

During the year ended December 31, 2018, we sold the following properties, which did not represent strategic shifts under ASC Topic 2015 (dollars in thousands):

Property	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sale Price(1)	Gain (Loss) on Sale
1600 Market Street	February 2018	1	1	825,968	$160,000	$54,599
600 West Chicago Avenue(2)	February 2018	1	2	1,561,477	510,000	107,790
5073, 5075, & 5085 S. Syracuse Street	March 2018	1	1	248,493	115,186	42,762
1601 Dry Creek Drive	May 2018	1	1	552,865	68,500	26,979
777 East Eisenhower Parkway	August 2018	1	1	290,530	29,500	5,308
8750 Bryn Mawr Avenue	September 2018	1	2	636,078	141,000	15,194
97 Newberry Road	December 2018	1	1	289,386	7,100	(1,174)
		7	9	4,404,797	$1,031,286	$251,458

(1)Gross sale price is before transfer taxes and credits, such as capital costs, contractual lease costs and rent abatements.
(2)The sale represents an individually significant disposition. The operating results of this property are included in continued operations for all periods presented through the date of sale. Net income for this property was $0.3 million, $0.3 million and $110.6 million, of which $107.8 million related to the gain on sale, for the years ended December 31, 2020, 2019 and 2018, respectively.

Lease Payments

Our real estate properties are generally leased on gross lease and modified gross lease bases pursuant to non-cancelable, fixed term operating leases expiring between 2021 and 2035. These gross leases and modified gross leases require us to pay all or some property operating expenses and to provide all or some property management services. A portion of these property operating expenses are reimbursed by the tenants.

The FASB has issued additional guidance for companies to account for any COVID-19 related rent concessions in the form of FASB staff and board members’ remarks at the April 8, 2020 public meeting and the FASB staff question-and-answer document issued on April 10, 2020. We have elected the practical expedient to account for COVID-19 related rent concessions as if they were part of the enforceable rights and obligations of the parties under the existing lease contract. This policy has

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

been elected for our lessor portfolio for any rent deferrals, and we have elected to treat the related leases as if they are unchanged. For year ended December 31, 2020, we deferred collection of approximately $0.3 million of rental income on revenue that was recognized for the year ended December 31, 2020.

The future minimum lease payments, excluding tenant reimbursement revenue, scheduled to be received by us during the current terms of our leases as of December 31, 2020 are as follows (in thousands):

2021	$35,796
2022	34,511
2023	32,300
2024	25,799
2025	22,144
Thereafter	68,183
$218,733

Rental revenue consists of the following (in thousands):

	December 31,
	2020	2019	2018
Lease payments	$40,514	$81,698	$129,539
Variable lease payments	21,620	35,171	54,829
Rental revenue	$62,134	$116,869	$184,368

Note 4. Lease Intangibles

Amortization of the lease intangibles for the years ended December 31, 2020, 2019, and 2018, is as follows (in thousands):

		December 31,
	Income Statement Location	2020	2019	2018
Amortization of acquired in-place leases	Depreciation and amortization	$—	$275	$2,133
Amortization of above and below market leases	Increase (decrease) to rental income	—	117	(54)

Note 5.  Marketable Securities

During the year ended December 31, 2018, our marketable securities consisted of United States Treasury notes and common stock. The United States Treasury notes were classified as available-for-sale and matured in 2019. As of December 31, 2020 and 2019, we did not have any marketable securities.

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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2020 and 2019, we did not have any real estate mortgages receivable.

Deferred Leasing Costs and Capitalized Lease Incentives

The following table summarizes our deferred leasing costs and capitalized lease incentives as of December 31, 2020, and 2019 (in thousands):

	December 31,
	2020	2019
Deferred leasing costs	$21,692	$36,546
Accumulated amortization	(10,251)	(9,928)
Deferred leasing costs, net	$11,441	$26,618

Capitalized lease incentives	$2,938	$3,103
Accumulated amortization	(1,371)	(1,073)
Capitalized lease incentives, net	$1,567	$2,030

Future amortization of deferred leasing costs, included in amortization expense, and capitalized lease incentives, included in rental revenues, to be recognized by us during the current terms of our leases as of December 31, 2020 are approximately (in thousands):

	Deferred Leasing Costs	Capitalized Lease Incentives
2021	$2,425	$327
2022	2,059	311
2023	1,754	267
2024	1,304	151
2025	1,053	108
Thereafter	2,846	403
	$11,441	$1,567

Note 7.  Indebtedness
At December 31, 2020 and 2019, our outstanding indebtedness included the following (in thousands):

	December 31,
	2020	2019
Secured fixed rate debt
206 East 9th Street	$—	$25,433
	$—	$25,433
Unamortized net premiums and deferred financing fees	—	258
	$—	$25,691

Unsecured Revolving Credit Facility and Term Loan:
On May 4, 2018, we redeemed at par the total $400.0 million outstanding under our 5-year and 7-year term loans and recognized a loss on early extinguishment of debt of $1.5 million for the year ended December 31, 2018 from the write off of unamortized deferred financing fees. Prior to the redemption of the term loans, borrowings under the 5-year term loan and 7-year term loan, subject to certain exceptions, had interest rates of LIBOR rate plus a margin of 90 to 180 basis points for the 5-year term loan and 140 to 235 basis points for the 7-year term loan, in each case depending on our credit rating.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 26, 2018, we terminated the credit agreement and recognized a loss on early extinguishment of debt of $0.2 million for the year ended December 31, 2018 from the write off of unamortized deferred financing fees.

Debt Covenants:

We have no debt outstanding as of December 31, 2020, and, as a result, we have no debt covenants. We are also no longer rated by the debt rating agencies.

Senior Unsecured Notes:

On June 28, 2019, we redeemed all $250.0 million of our 5.875% senior unsecured notes due 2020 and recognized a loss on early extinguishment of debt of $6.4 million for the year ended December 31, 2019 from prepayment fees, the write off of unamortized deferred financing fees and the write off of an unamortized discount.

On March 7, 2018, we redeemed at par all $175.0 million of our 5.75% senior unsecured notes due 2042 and recognized a loss on early extinguishment of debt of $4.9 million for the year ended December 31, 2018 from the write off of unamortized deferred financing fees.

Mortgage Notes Payable:

As of July 5, 2020, we repaid at par $25.1 million of mortgage debt at 206 East 9th Street and recognized a gain on early extinguishment of debt of $0.1 million for the year ended December 31, 2020 from the write off of an unamortized premium, net of prepayment fees and the write off of unamortized deferred financing fees.

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

During the year ended December 31, 2020, we repurchased and retired 711,000 of our common shares under the March 2019 authorization at a weighted average price of $29.31 per share, for a total investment of $20.8 million. During the year ended December 31, 2019, we did not repurchase any common shares under our common share repurchase program. During the year ended December 31, 2018, we repurchased and retired 2,970,209 of our common shares at a weighted average price of $29.67 per share for a total investment of $88.1 million, of which $69.0 million was under the March 2017 authorization and $19.1 million was under the March 2018 authorization. The share repurchases discussed in this paragraph were completed prior to the special, one-time cash distributions in each of those years, which were in the amount of $3.50, $3.50 and $2.50 per common share/unit paid on October 20, 2020, October 23, 2019 and October 23, 2018, respectively. The $150.0 million of

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

remaining authorization available under our share repurchase program as of December 31, 2020 is scheduled to expire on March 10, 2021.

During the years ended December 31, 2020, 2019 and 2018, certain of our employees and former employees surrendered 184,068, 168,327 and 193,521 common shares owned by them, respectively, to satisfy their statutory tax withholding obligations in connection with the vesting of such common shares pursuant to our equity compensation plans.

Common Share and Unit Distributions:

On September 16, 2020 our Board of Trustees declared a special, one-time cash distribution of $3.50 per common share/unit to shareholders/unitholders of record on October 1, 2020. On October 20, 2020, we paid this distribution to such shareholders/unitholders in the aggregate amount of $426.7 million.

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

On September 26, 2018, our Board of Trustees declared a special, one-time cash distribution of $2.50 per common share/unit to shareholders/unitholders of record on October 9, 2018. On October 23, 2018, we paid this distribution to such shareholders/unitholders in the aggregate amount of $304.7 million. In February 2019, the number of earned awards for certain recipients of the Company's restricted stock units was determined. Pursuant to the terms of such awards, we paid a one-time catch-up cash distribution to these recipients in the aggregate amount of $1.2 million for distributions to common shareholders and unitholders declared by our Board of Trustees during such awards' performance measurement period.

The following characterizes distributions paid per common share for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
Ordinary income	0.15%	50.30%	100.00%
Return of capital	—%	—%	—%
Capital gain(1)	82.60%	46.90%	—%
Unrecaptured Section 1250 gain	17.25%	2.80%	—%
	100.00%	100.00%	100.00%

(1)The 2020 capital gain distribution amounts are comprised entirely of long-term capital gain determined under Section 1231 of the Code, which amounts are excluded from Section 1061 of the Code. Accordingly, for purposes of Section 1061 of the Code and the Treasury Regulations thereunder, the Company makes the following disclosures that the "One Year Amounts Disclosure" and the "Three Year Amounts Disclosure" are $0.

Series D Preferred Shares:
Each of our 4,915,196 series D cumulative convertible preferred shares accrue dividends of $1.625, or 6.50% per annum of the liquidation amount, payable in equal quarterly payments. Our series D preferred shares are convertible, at the holder's option, into our common shares at a conversion rate of 0.6585 common shares per series D preferred share, which is equivalent to a conversion price of $37.97 per common share, or 3,236,657 additional common shares at December 31, 2020. The conversion rate changed from 0.5813 to 0.6585 common shares per series D preferred share effective October 2, 2020 as a result of the common share distribution declared by our Board of Trustees in 2020. The conversion rate changed from 0.5215 to 0.5813 common shares per series D preferred share effective October 8, 2019 as a result of the common share distribution declared by our Board of Trustees in 2019. The conversion rate changed from 0.480775 to 0.5215 common shares per series D

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

preferred share effective October 10, 2018 as a result of the common share distribution declared by our Board of Trustees in 2018.
If our common shares trade at or above the then applicable conversion price, we may, at our option, convert some or all of the series D preferred shares into common shares at the then applicable conversion rate. If a fundamental change occurs, which generally will be deemed to occur upon a change in control or a termination of trading of our common shares (or other equity securities into which our series D preferred shares are then convertible), holders of our series D preferred shares will have a special right to convert their series D preferred shares into a number of our common shares per $25.00 liquidation preference, plus accrued and unpaid distributions, divided by 98% of the average closing market price of our common shares for a specified period before such event is effective, unless we exercise our right to repurchase these series D preferred shares for cash, at a purchase price equal to 100% of their liquidation preference, plus accrued and unpaid distributions. The issuance of a large number of common shares as a result of the exercise of this conversion right after a fundamental change may have a dilutive effect on net income attributable to Equity Commonwealth common shareholders per share for future periods. As of December 31, 2020, we had 4,915,196 outstanding series D preferred shares that were convertible into 3,236,657 of our common shares.

Preferred Share Distributions:

Under our governing documents and Maryland law, distributions to our shareholders are to be authorized and declared by our Board of Trustees. In 2020, our Board of Trustees declared distributions on our series D preferred shares to date as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
January 10, 2020	January 30, 2020	February 18, 2020	$0.40625
April 9, 2020	April 29, 2020	May 15, 2020	$0.40625
July 8, 2020	July 29, 2020	August 17, 2020	$0.40625
October 8, 2020	October 28, 2020	November 16, 2020	$0.40625

The following characterizes distributions paid per preferred share for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
Ordinary income	0.15%	50.3%	100.00%
Return of capital	—%	—%	—%
Capital gain(1)	82.60%	46.90%	—%
Unrecaptured Section 1250 gain	17.25%	2.80%	—%
	100.0%	100.0%	100.00%

(1)The 2020 capital gain distribution amounts are comprised entirely of long-term capital gain determined under Section 1231 of the Code, which amounts are excluded from Section 1061 of the Code. Accordingly, for purposes of Section 1061 of the Code and the Treasury Regulations thereunder, the Company makes the following disclosures that the "One Year Amounts Disclosure" and the "Three Year Amounts Disclosure" are $0.

Note 9.  Noncontrolling Interest

Noncontrolling interest represents the portion of the OP units not beneficially owned by the Company. The ownership of an OP Unit and a common share of beneficial interest have essentially the same economic characteristics. Distributions with respect to OP Units will generally mirror distributions with respect to the Company’s common shares. Unitholders (other than the Company) generally have the right, commencing six months from the date of issuance of such OP Units, to cause the Operating Trust to redeem their OP Units in exchange for cash or, at the option of the Company, common shares of the Company on a one-for-one basis. As sole trustee, the Company has the sole discretion to elect whether the redemption right will be satisfied by the Company in cash or the Company’s common shares. As a result, the Noncontrolling interest is

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

classified as permanent equity. As of December 31, 2020, the portion of the Operating Trust not beneficially owned by the Company is in the form of OP Units and LTIP Units (see Note 12 for a description of LTIP Units). LTIP Units may be subject to additional vesting requirements.

The following table presents the changes in Equity Commonwealth’s issued and outstanding common shares and units for the year ended December 31, 2020:

	Common Shares	OP Units and LTIP Units	Total
Outstanding at January 1, 2020	121,924,199	48,660	121,972,859
Repurchase of shares	(895,068)	—	(895,068)
OP Unit redemption	—	(1,000)	(1,000)
Share-based compensation grants and vesting, net of forfeitures	493,424	195,856	689,280
Outstanding at December 31, 2020	121,522,555	243,516	121,766,071
Noncontrolling ownership interest in the Operating Trust			0.20%

The carrying value of the Noncontrolling interest is allocated based on the number of OP Units and LTIP Units in proportion to the number of OP Units and LTIP Units plus the number of common shares. We adjust the Noncontrolling interest balance at the end of each period to reflect the noncontrolling partners’ interest in the net assets of the Operating Trust. Net income is allocated to the Noncontrolling interest in the Operating Trust based on the weighted average ownership percentage during the period. Equity Commonwealth’s weighted average ownership interest in the Operating Trust was 99.82%, 99.96% and 99.96%, respectively, for the years ended December 31, 2020, 2019 and 2018.

Note 10.  Cumulative Other Comprehensive Loss

The following tables present the amounts recognized in cumulative other comprehensive loss for the year ended December 31, 2019 (in thousands):

Unrealized Loss on Marketable Securities
Balance as of January 1, 2019	$(342)

Other comprehensive income	342

Balance as of December 31, 2019	$—

We did not reclassify any amounts out of cumulative other comprehensive loss for the year ended December 31, 2019.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.  Income Taxes

Our provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
State and local	$(248)	$(284)	$(3,156)

Deferred:
State and local	—	(1,000)	—

Income tax expense	$(248)	$(1,284)	$(3,156)

The tax expense recorded is primarily the result of the taxable gains from sales of properties. During the years ended December 31, 2020 and 2019, we recorded $0.1 million and $1.6 million, respectively, related to uncertain tax positions, as part of our income tax provision.
A reconciliation of our effective tax rate and the U.S. Federal statutory income tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Taxes at statutory U.S. federal income tax rate	21.00%	21.00%	21.00%
Dividends paid deduction and net operating loss utilization	(21.00)%	(21.00)%	(21.00)%
Federal taxes on built-in gain	—%	—%	—%
State and local income taxes	0.05%	0.26%	1.14%
Effective tax rate	0.05%	0.26%	1.14%

At December 31, 2020 and 2019, we had federal net operating loss, or NOL, carryforwards of approximately $18 million and $25 million, respectively. These amounts can be used to offset future taxable income, if any. The REIT will be entitled to utilize NOL carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. NOLs arising in taxable years ending before January 1, 2018 can generally be carried forward 20 years, with no carryforward limitation on NOLs generated after that date. Our NOL carryforwards expire in 2037.

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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2020 Equity Award Activity

During the year ended December 31, 2020, 388,615 RSUs vested, and, as a result, we issued 388,615 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations (see Note 8). Additionally, 84,754 market-based LTIP Units vested and converted into OP Units (see Note 9).

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
On June 20, 2019, in accordance with the Company’s compensation plan for independent Trustees, the Committee awarded each of the nine independent Trustees $0.1 million in restricted shares or time-based LTIP Units as part of their compensation for the 2019-2020 year of service on the Board of Trustees. These awards equated to 2,940 shares or time-based LTIP Units per Trustee, for a total of 23,520 shares and 2,940 time-based LTIP Units, valued at $34.01 per share and unit, the closing price of our common shares on the NYSE on that day. These shares and time-based LTIP Units vested on June 20, 2020.
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
On June 20, 2018, in accordance with the Company’s compensation plan for independent Trustees, the Committee awarded each of the nine independent Trustees $0.1 million in restricted shares or time-based LTIP Units as part of their compensation for the 2018-2019 year of service on the Board of Trustees. These awards equated to 3,200 shares or time-based LTIP Units per Trustee, for a total of 25,600 shares and 3,200 time-based LTIP Units, valued at $31.25 per share and unit, the closing price of our common shares on the NYSE on that day. These shares and time-based LTIP Units vested on June 20, 2019.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Outstanding Equity Awards

The table below presents a summary of restricted share, RSU and LTIP Unit activity for the years ended December 31, 2020, 2019 and 2018:

	Number of Restricted Shares and Time-Based LTIP Units	Weighted Average Grant Date Fair Value	Number of RSUs and Market-Based LTIP Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	678,952	$27.41	2,131,947	$15.69
Granted	154,209	30.05	634,628	14.90
Vested	(407,273)	27.06	(367,260)	15.79
Not earned(1)	—	—	(352,671)	15.47
Outstanding at December 31, 2018	425,888	$28.70	2,046,644	$15.47
Granted	138,819	32.20	568,609	15.91
Vested	(164,074)	28.60	(384,811)	15.53
Not earned(1)	—	—	(225,654)	15.57
Forfeited	(319)	31.08	(1,613)	15.56
Outstanding at December 31, 2019	400,314	$29.95	2,003,175	$15.57
Granted	136,356	32.47	532,243	16.12
Vested	(149,103)	29.65	(473,369)	15.79
Not earned(1)	—	—	(97,131)	15.97
Forfeited(2)	(1,879)	31.41	—	—
Outstanding at December 31, 2020	385,688	$31.52	1,964,918	$15.65
(1) The table presents the maximum number of shares issued or issuable from outstanding equity awards. RSUs and market-based LTIP Units not earned are the shares market-based award recipients do not receive based on the performance measurement completed at the end of the performance period.
(2) Restricted shares forfeited as a result of a resignation of an independent Trustee in November 2020.
The 385,688 unvested restricted shares and time-based LTIP Units as of December 31, 2020 are scheduled to vest as follows: 139,629 shares/units in 2021, 112,986 shares/units in 2022, 80,505 shares/units in 2023 and 52,568 shares/units in 2024. As of December 31, 2020, the estimated future compensation expense for all unvested restricted shares and time-based LTIP Units was $5.9 million. Compensation expense for the restricted share and time-based LTIP Units is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares and time-based LTIP Units is approximately 2.2 years.
As of December 31, 2020, the estimated future compensation expense for all unvested RSUs and market-based LTIP Units was $11.5 million. The weighted average period over which the future compensation expense will be recorded for the RSUs and market-based LTIP Units is approximately 2.1 years.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The assumptions and fair values for the RSUs and market-based LTIP Units granted for the years ended December 31, 2020, 2019 and 2018 are included in the following table on a per share and unit basis.

	2020	2019	2018
Fair value of RSUs and market-based LTIP Units granted at the target amount	$40.17	$39.65	$37.13
Fair value of RSUs and market-based LTIP Units granted at the maximum amount	$16.12	$15.91	$14.90
Expected term (years)	4	4	4
Expected volatility	12.39%	13.98%	15.74%
Expected dividend yield	—%	—%	1.68%
Risk-free rate	1.41%	2.52%	2.26%

During the years ended December 31, 2020, 2019 and 2018, we recorded $13.2 million, $14.4 million and $19.7 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our Trustees, officers and employees related to our equity compensation plans. Compensation expense recorded during the years ended December 31, 2020, 2019 and 2018 includes $17,000, $0.8 million and $0.4 million, respectively, of accelerated vesting due to staffing reductions. Forfeitures are recognized as they occur. At December 31, 2020, 2,291,152 shares/units remain available for issuance under the 2015 Incentive Plan.

Note 13.  Defined Contribution Plan

We have a defined contribution plan that covers employees meeting eligibility requirements. We match 100% of the first 3% of compensation that an employee elects to defer plus 50% of compensation that an employee elects to defer exceeding 3% but not exceeding 5%, subject to a maximum of $8,000. The Company’s matching contribution vests immediately. The Company's contributions were $0.2 million, $0.2 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 14.  Fair Value of Assets and Liabilities

As of December 31, 2020 and 2019, we do not have any assets or liabilities measured at fair value.

Properties Held and Used

As part of our office repositioning strategy adopted by our Board of Trustees, and pursuant to our accounting policy, in 2018, we evaluated the recoverability of the carrying values of each of the real estate assets that comprised our portfolio and determined that due to the shortening of the expected periods of ownership as a result of the office repositioning strategy and current estimates of market value less estimated costs to sell, it was necessary to reduce the net book value of a portion of the real estate assets in our portfolio to their estimated fair values. We anticipated the potential disposition of certain properties prior to the end of their remaining useful lives. As a result, in the first quarter of 2018, we recorded an impairment charge related to 777 East Eisenhower Parkway and 97 Newberry Road of $12.1 million in accordance with our impairment analysis procedures. We determined this impairment based on independent third party broker information, which are level 3 inputs according to the fair value hierarchy established in ASC 820. We reduced the aggregate carrying value of these properties from $41.8 million to their estimated fair value less estimated costs to sell of $29.7 million. These properties were sold in 2018 (see Note 3 for additional information). We evaluated each of our properties and determined there were no additional valuation adjustments necessary at December 31, 2020 or 2019.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments

In addition to the assets described in the above table, our financial instruments include our cash and cash equivalents, restricted cash and mortgage note payable.  At December 31, 2020 and 2019, the fair value of these additional financial instruments were not materially different from their carrying values, except as follows (in thousands):

	December 31, 2020		December 31, 2019
	Principal Balance	Fair Value	Principal Balance	Fair Value
Mortgage note payable	$—	$—	$25,433	$26,071

The fair value of our mortgage note payable was based on estimates using discounted cash flow analyses and currently prevailing interest rates adjusted by credit risk spreads (level 3 inputs).

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable. As of December 31, 2020, no single tenant of ours is responsible for more than 10% of our consolidated revenues.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator for earnings per common share - basic:
Net income	$452,093	$492,866	$272,908
Net income attributable to noncontrolling interest	(799)	(186)	(95)
Preferred distributions	(7,988)	(7,988)	(7,988)
Numerator for net income per share - basic	$443,306	$484,692	$264,825

Numerator for earnings per common share - diluted:
Net income	$452,093	$492,866	$272,908
Net income attributable to noncontrolling interest	(799)	(186)	(95)
Preferred distributions	—	—	(7,988)
Numerator for net income per share - diluted	$451,294	$492,680	$264,825

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic(1)	121,786	122,091	122,314
RSUs(2)	1,508	1,138	956
LTIP Units(3)	75	174	115
Series D preferred shares; 6.50% cumulative convertible(4)	3,237	2,857	—
Weighted average number of common shares outstanding - diluted	126,606	126,260	123,385

Net income per common share attributable to Equity Commonwealth common shareholders:
Basic	$3.64	$3.97	$2.17
Diluted	$3.56	$3.90	$2.15

Anti-dilutive securities:
Effect of Series D preferred shares; 6.50% cumulative convertible(4)	—	—	2,563
Effect of LTIP Units	119	33	43
Effect of OP Units(5)	102	14	1

(1) The years ended December 31, 2020, 2019 and 2018, include 157, 210, and 308 weighted-average, unvested, earned RSUs, respectively.
(2) Represents weighted-average number of common shares that would have been issued if the year-end was the measurement date for unvested, unearned RSUs.
(3) Represents the weighted-average dilutive shares issuable from LTIP Units if the year-end was the measurement date for the periods shown.
(4) The Series D preferred shares are excluded from the diluted earnings per share calculation for the year ended December 31, 2018 because including the Series D preferred shares would also require that the preferred distributions be added back to net income, resulting in anti-dilution.
(5) Beneficial interests in the Operating Trust.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16.  Segment Information

Our primary business is the ownership and operation of office properties, and we currently have one reportable segment.  More than 99% of our revenues for the year ended December 31, 2020 are from office properties.

Note 17.  Related Person Transactions

The following discussion includes a description of our related person transactions for the years ended December 31, 2020, 2019 and 2018.

Two North Riverside Plaza Joint Venture Limited Partnership: We entered into a lease on July 20, 2015 with Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman, to occupy office space on the twentieth and twenty-first floors of Two North Riverside Plaza in Chicago, Illinois (20th/21st Floor Office Lease). The initial term of the lease was approximately five years, expiring on December 31, 2020. We made improvements to the office space utilizing the $0.7 million tenant improvement allowance pursuant to the lease. In connection with the 20th/21st Floor Office Lease, we also had a storage lease with Two North Riverside Plaza Joint Venture Limited Partnership for storage space in the basement of Two North Riverside Plaza. We terminated the storage lease, effective August 31, 2020.

In December 2020, we entered into an amendment to the 20th/21st Floor Office Lease extending the lease term for one year, through December 31, 2021. There are no renewal options. The lease payment for the extended term is approximately $0.3 million.

During the years ended December 31, 2020, 2019 and 2018, we recognized expense of $0.9 million, $0.9 million and $0.8 million, respectively, pursuant to the 20th/21st Floor Office Lease and the related storage lease. The future minimum lease payments scheduled to be paid by us during the term of this lease as of December 31, 2020 are $0.3 million in 2021. As of December 31, 2020 and 2019, we did not have any amounts due to Two North Riverside Plaza Joint Venture Limited Partnership pursuant to the 20th/21st Floor Office Lease.

Note 18.  Subsequent Events

On January 11, 2021, we announced that our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on February 16, 2021 to shareholders of record on January 28, 2021.

EQUITY COMMONWEALTH
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(dollars in thousands)

			Initial Cost to Company				Cost Amount Carried at Close of Period
Property	City	State	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition, Net	Impairment/Write Downs	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
1225 Seventeenth Street	Denver	CO	$22,400	$110,090	$41,742	$(3,018)	$22,400	$148,814	$171,214	$46,258	6/24/2009	1982
1250 H Street, NW	Washington	DC	5,975	53,778	18,917	(2,778)	5,975	69,917	75,892	36,538	6/23/1998	1992
206 East 9th Street	Austin	TX	7,900	38,533	6,872	(837)	7,900	44,568	52,468	10,108	5/31/2012	1984
Bridgepoint Square	Austin	TX	7,785	70,526	27,296	(3,471)	7,785	94,351	102,136	50,415	12/5/1997	1986;1996; 1997
			$44,060	$272,927	$94,827	$(10,104)	$44,060	$357,650	$401,710	$143,319

S-1

EQUITY COMMONWEALTH
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(dollars in thousands)

Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at January 1, 2018	$1,747,611	$450,718
Additions	58,618	39,161
Loss on asset impairment	(12,032)	—
Disposals	(654,555)	(113,911)
Balance at December 31, 2018	1,139,642	375,968
Additions	13,895	22,697
Disposals	(491,416)	(195,965)
Balance at December 31, 2019	662,121	202,700
Additions	11,642	15,275
Disposals	(272,053)	(74,656)
Balance at December 31, 2020	$401,710	$143,319

(1)Excludes value of real estate intangibles. Aggregate cost for federal income tax purposes is approximately $393,044.
(2)Depreciation is calculated using the straight-line method over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property.

S-2