Form 10-Q
period 2021-03-31
Equity Commonwealth
filed 2021-05-05
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of April 30, 2021:  121,921,850.

EQUITY COMMONWEALTH

FORM 10-Q

March 31, 2021

EXPLANATORY NOTE

References in this Quarterly Report on Form 10-Q to the “Company,” “EQC,” “we,” “us” or “our,” refer to Equity Commonwealth and its consolidated subsidiaries as of March 31, 2021, unless the context indicates otherwise.

i

PART I.      Financial Information

Item 1.         Financial Statements.
EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	March 31, 2021	December 31, 2020
		(audited)
ASSETS
Real estate properties:
Land	$44,060	$44,060
Buildings and improvements	361,107	357,650
	405,167	401,710
Accumulated depreciation	(147,034)	(143,319)
	258,133	258,391
Cash and cash equivalents	2,971,052	2,987,225
Rents receivable	14,629	14,702
Other assets, net	16,862	17,353
Total assets	$3,260,676	$3,277,671

LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$21,007	$20,588
Rent collected in advance	2,979	2,928
Distributions payable	5,072	10,991
Total liabilities	29,058	34,507

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6.50% cumulative convertible; 4,915,196 shares issued and outstanding, aggregate liquidation preference of $122,880	119,263	119,263
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 121,916,875 and 121,522,555 shares issued and outstanding, respectively	1,219	1,215
Additional paid in capital	4,295,226	4,294,632
Cumulative net income	3,804,930	3,814,948
Cumulative common distributions	(4,283,753)	(4,283,668)
Cumulative preferred distributions	(711,709)	(709,712)
Total shareholders’ equity	3,225,176	3,236,678
Noncontrolling interest	6,442	6,486
Total equity	3,231,618	3,243,164
Total liabilities and equity	$3,260,676	$3,277,671
See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Rental revenue	$14,169	$17,143
Other revenue	682	1,677
Total revenues	14,851	18,820
Expenses:
Operating expenses	6,621	8,761
Depreciation and amortization	4,351	5,114
General and administrative	15,729	10,604
Total expenses	26,701	24,479
Interest and other income, net	1,843	11,895
Interest expense (including net amortization of debt premiums and deferred financing fees of $— and $(56), respectively)	—	(309)
Gain on sale of properties, net	—	419,620
(Loss) income before income taxes	(10,007)	425,547
Income tax expense	(31)	(40)
Net (loss) income	(10,038)	425,507
Net loss (income) attributable to noncontrolling interest	20	(748)
Net (loss) income attributable to Equity Commonwealth	(10,018)	424,759
Preferred distributions	(1,997)	(1,997)
Net (loss) income attributable to Equity Commonwealth common shareholders	$(12,015)	$422,762

Weighted average common shares outstanding — basic	122,002	122,148
Weighted average common shares outstanding — diluted	122,002	126,605
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$(0.10)	$3.46
Diluted	$(0.10)	$3.35

See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net (loss) income	$(10,038)	$425,507

Total comprehensive (loss) income	$(10,038)	$425,507
Comprehensive loss (income) attributable to noncontrolling interest	20	(748)
Total comprehensive (loss) income attributable to Equity Commonwealth	$(10,018)	$424,759

See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands, except share data)
(unaudited)

	Equity Commonwealth Shareholders
	Number of Series D Preferred Shares	Series D Preferred Shares	Number of Common Shares	Common Shares	Additional Paid in Capital	Cumulative Net Income	Cumulative Common Distributions	Cumulative Preferred Distributions	Noncontrolling Interest	Total
Balance at January 1, 2021	4,915,196	$119,263	121,522,555	$1,215	$4,294,632	$3,814,948	$(4,283,668)	$(709,712)	$6,486	$3,243,164
Net loss	—	—	—	—	—	(10,018)	—	—	(20)	(10,038)
Surrender of shares for tax withholding	—	—	(210,334)	(2)	(6,091)	—	—	—	—	(6,093)
Share-based compensation	—	—	604,654	6	6,405	—	—	—	276	6,687
Distributions	—	—	—	—	—	—	(85)	(1,997)	(20)	(2,102)
Adjustment for noncontrolling interest	—	—	—	—	280	—	—	—	(280)	—
Balance at March 31, 2021	4,915,196	$119,263	121,916,875	$1,219	$4,295,226	$3,804,930	$(4,283,753)	$(711,709)	$6,442	$3,231,618

	Equity Commonwealth Shareholders
	Number of Series D Preferred Shares	Series D Preferred Shares	Number of Common Shares	Common Shares	Additional Paid in Capital	Cumulative Net Income	Cumulative Common Distributions	Cumulative Preferred Distributions	Noncontrolling Interest	Total
Balance at January 1, 2020	4,915,196	$119,263	121,924,199	$1,219	$4,313,831	$3,363,654	$(3,851,666)	$(701,724)	$1,295	$3,245,872
Net income	—	—	—	—	—	424,759	—	—	748	425,507
Repurchase of shares	—	—	(711,000)	(7)	(20,862)	—	—	—	—	(20,869)
Surrender of shares for tax withholding	—	—	(183,466)	(2)	(6,010)	—	—	—	—	(6,012)
Share-based compensation	—	—	472,787	5	2,953	—	—	—	345	3,303
Distributions	—	—	—	—	—	—	(1,190)	(1,997)	—	(3,187)
Adjustment for noncontrolling interest	—	—	—	—	(4,646)	—	—	—	4,646	—
Balance at March 31, 2020	4,915,196	$119,263	121,502,520	$1,215	$4,285,266	$3,788,413	$(3,852,856)	$(703,721)	$7,034	$3,644,614

See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(10,038)	$425,507
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	3,769	4,382
Net amortization of debt premiums and deferred financing fees	—	(56)
Straight-line rental income	(307)	198
Other amortization	582	732
Amortization of right-of-use asset	—	189
Share-based compensation	6,687	3,303
Net gain on sale of properties	—	(419,620)
Change in assets and liabilities:
Rents receivable and other assets	269	(733)
Accounts payable, accrued expenses and other	535	(1,128)
Rent collected in advance	51	(996)
Net cash provided by operating activities	1,548	11,778

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(3,607)	(1,540)
Proceeds from sale of properties, net	—	572,599
Net cash (used in) provided by investing activities	(3,607)	571,059

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common shares	(6,093)	(26,881)
Payments on borrowings	—	(148)
Distributions to common shareholders	(6,024)	(1,936)
Distributions to preferred shareholders	(1,997)	(1,997)
Distributions to holders of noncontrolling interest	—	(997)
Net cash used in financing activities	(14,114)	(31,959)

(Decrease) increase in cash, cash equivalents, and restricted cash	(16,173)	550,878
Cash, cash equivalents, and restricted cash at beginning of period	2,987,225	2,800,645
Cash, cash equivalents, and restricted cash at end of period	$2,971,052	$3,351,523
See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$366
Taxes refunded, net	(12)	(2,045)

NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$840	$1,071

NON-CASH FINANCING ACTIVITIES:
Distributions payable	$5,072	$5,791

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,
	2021	2020
Cash and cash equivalents	$2,971,052	$3,348,349
Restricted cash	—	3,174
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$2,971,052	$3,351,523

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

Since that time, the Company has conducted and intends to continue to conduct substantially all of its activities through the Operating Trust. The Company beneficially owned 99.8% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust, or OP Units, as of March 31, 2021, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.

At March 31, 2021, our portfolio consisted of four properties (eight buildings), with a combined 1.5 million square feet. As of March 31, 2021, we had $3.0 billion of cash and cash equivalents.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of EQC have been prepared without audit.  Certain information and footnote disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are appropriate.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K, or our Annual Report, for the year ended December 31, 2020.  Capitalized terms used, but not defined in this Quarterly Report, have the same meanings as in our Annual Report.

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

Note 3.  Real Estate Properties

During the three months ended March 31, 2021 and 2020, we made improvements, excluding tenant-funded improvements, to our properties totaling $3.5 million and $1.2 million, respectively.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property Dispositions:

We did not sell any properties during the three months ended March 31, 2021. During the three months ended March 31, 2020, we sold the following properties, which did not represent strategic shifts under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205 (dollars in thousands):

Property	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sale Price(1)	Gain on Sale
109 Brookline Avenue	February 2020	1	1	285,556	$270,000	$225,190
333 108th Avenue NE(2)	March 2020	1	1	435,406	401,500	194,424
		2	2	720,962	$671,500	$419,614

(1)Gross sale price is before transfer taxes and credits, such as capital costs, contractual lease costs and rent abatements.
(2)The sale represents an individually significant disposition. The operating results of this property are included in continuing operations for all periods presented through the date of sale. Net (loss) income related to this property was $(9,000) and $193.1 million, of which $194.4 million related to the gain on sale, for the three months ended March 31, 2021 and 2020, respectively.

Lease Payments

The FASB has issued additional guidance for companies to account for any COVID-19 related rent concessions in the form of FASB staff and board members’ remarks at the April 8, 2020 public meeting and the FASB staff question-and-answer document issued on April 10, 2020. We have elected the practical expedient to account for COVID-19 related rent concessions as if they were part of the enforceable rights and obligations of the parties under the existing lease contract. This policy has been elected for our lessor portfolio for any rent deferrals, and we have elected to treat the related leases as if they are unchanged. For the three months ended March 31, 2021, we deferred collection of approximately $20,000 of rental income on revenue that was recognized in that period.

Rental revenue consists of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Lease payments	$9,257	$11,770
Variable lease payments	4,912	5,373
Rental revenue	$14,169	$17,143

Note 4.  Shareholders’ Equity

Common Share Issuances:

See Note 7 for information regarding equity issuances related to share-based compensation.

Common Share Repurchases:

On March 10, 2020, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares over the twelve months following the date of authorization. On March 10, 2021, this share repurchase authorization, none of which was utilized, expired. On March 1, 2021, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares through June 30, 2022. We did not repurchase any common shares under our common share repurchase program during the three months ended March 31, 2021.

During the three months ended March 31, 2021 and 2020, certain of our employees and former employees surrendered 210,334 and 183,466 common shares owned by them, respectively, to satisfy their statutory tax withholding obligations in connection with the vesting of such common shares pursuant to our equity compensation plans.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Common Share and Unit Distribution:

In February 2021, the number of earned awards for recipients of the Company’s restricted stock units granted in January 2018 was determined. Pursuant to the terms of such awards, we paid a one-time catch-up cash distribution to these recipients in the aggregate amount of $6.0 million for distributions to common shareholders declared by our Board of Trustees during such awards' performance measurement period.

Preferred Share Distributions:

In 2021, our Board of Trustees declared distributions on our series D preferred shares to date as follows:

Declaration Date	Record Date	Payment Date	Series D Dividend Per Share
January 11, 2021	January 28, 2021	February 16, 2021	$0.40625
April 9, 2021	April 29, 2021	May 17, 2021	$0.40625

Note 5.  Noncontrolling Interest

Noncontrolling interest represents the portion of the OP Units not beneficially owned by the Company. The ownership of an OP Unit and a common share of beneficial interest have essentially the same economic characteristics. Distributions with respect to OP Units will generally mirror distributions with respect to the Company’s common shares. Unitholders (other than the Company) generally have the right, commencing six months from the date of issuance of such OP Units, to cause the Operating Trust to redeem their OP Units in exchange for cash or, at the option of the Company, common shares of the Company on a one-for-one basis. As sole trustee, the Company has the sole discretion to elect whether the redemption right will be satisfied by the Company in cash or the Company’s common shares. As a result, the Noncontrolling interest is classified as permanent equity. As of March 31, 2021, the portion of the Operating Trust not beneficially owned by the Company is in the form of OP Units and LTIP Units (see Note 7 for a description of LTIP Units). LTIP Units may be subject to additional vesting requirements.

The following table presents the changes in Equity Commonwealth’s issued and outstanding common shares and units for the three months ended March 31, 2021:

	Common Shares	OP Units and LTIP Units	Total
Outstanding at January 1, 2021	121,522,555	243,516	121,766,071
Repurchase of shares	(210,334)	—	(210,334)
Share-based compensation grants and vesting, net of forfeitures	604,654	—	604,654
Outstanding at March 31, 2021	121,916,875	243,516	122,160,391
Noncontrolling ownership interest in the Operating Trust			0.20%

The carrying value of the Noncontrolling interest is allocated based on the number of OP Units and LTIP Units in proportion to the number of OP Units and LTIP Units plus the number of common shares. We adjust the Noncontrolling interest balance at the end of each period to reflect the noncontrolling partners’ interest in the net assets of the Operating Trust. Net income is allocated to the Noncontrolling interest in the Operating Trust based on the weighted average ownership percentage during the period. Equity Commonwealth’s weighted average ownership interest in the Operating Trust was 99.80% and 99.87% for the three months ended March 31, 2021 and 2020, respectively.

Note 6.  Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and are generally not subject to federal and state income taxes provided we distribute a sufficient amount of our taxable income to our shareholders and meet other requirements for qualifying as a REIT.  However, we are subject to certain state and local taxes without regard to our REIT status.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our provision for income taxes consists of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Current:
State and local	$(31)	$(40)
Income tax expense	$(31)	$(40)

Note 7. Share-Based Compensation
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
2021 Equity Award Activity

During the three months ended March 31, 2021, 482,188 RSUs vested, and, as a result, we issued 482,188 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations (see Note 4).
On January 25, 2021, the Committee approved grants in the aggregate amount of 122,466 restricted shares and 248,646 RSUs at target (619,750 RSUs at maximum) to the Company’s officers, certain employees, and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2020. The restricted shares were valued at $28.25 per share, the closing price of our common shares on the NYSE on the grant date. The assumptions and fair value for the RSUs and

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

market-based LTIP Units granted during the three months ended March 31, 2021 are included in the following table on a per share basis.

2021
Fair value of market-based awards granted	$37.87
Expected term (years)	4
Expected volatility	16.99%
Risk-free rate	0.17%

2020 Equity Award Activity

During the three months ended March 31, 2020, 387,729 RSUs vested, and, as a result, we issued 387,729 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations.
On January 27, 2020, the Committee approved grants in the aggregate amount of 20,116 time-based LTIP Units, 40,841 market-based LTIP Units at target (101,796 market-based LTIP Units at maximum), 85,058 restricted shares and 172,697 RSUs at target (430,447 RSUs at maximum) to the Company’s officers, certain employees, an eligible consultant and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2019. The restricted shares and time-based LTIP Units were valued at $32.81 per share and per unit, the closing price of our common shares on the NYSE on the grant date. The RSUs and market-based LTIP Units were valued at $40.17 per share and per unit, their fair value on the grant date.
Outstanding Equity Awards
As of March 31, 2021, the estimated future compensation expense for all unvested restricted shares and time-based LTIP Units was $7.2 million. Compensation expense for the restricted share and time-based LTIP Unit awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares and time-based LTIP units is approximately 2.8 years.
As of March 31, 2021, the estimated future compensation expense for all unvested RSUs and market-based LTIP Units was $16.3 million. The weighted average period over which the future compensation expense will be recorded for the RSUs and market-based LTIP Units is approximately 2.6 years.
During the three months ended March 31, 2021 and 2020, we recorded $6.7 million and $3.3 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our trustees, eligible consultants and employees related to our equity compensation plans. Compensation expense recorded during the three months ended March 31, 2021 and 2020 includes $3.4 million and $25,000, respectively, of accelerated vesting due to staffing reductions. Forfeitures are recognized as they occur. At March 31, 2021, 1,548,936 shares/units remain available for issuance under the Equity Commonwealth 2015 Omnibus Incentive Plan, as amended.

Note 8.  Fair Value of Assets and Liabilities

As of March 31, 2021, we do not have any assets or liabilities measured at fair value.

Financial Instruments

Our financial instruments include our cash and cash equivalents.  At March 31, 2021 and December 31, 2020, the fair value of these financial instruments was not different from their carrying values.

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable. As of March 31, 2021, no single tenant of ours is responsible for more than 10% of our consolidated revenues.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator for earnings per common share - basic:
Net (loss) income	$(10,038)	$425,507
Net loss (income) attributable to noncontrolling interest	20	(748)
Preferred distributions	(1,997)	(1,997)
Numerator for net (loss) income per share - basic	$(12,015)	$422,762

Numerator for earnings per common share - diluted:
Net (loss) income	$(10,038)	$425,507
Net income attributable to noncontrolling interests	20	(748)
Preferred distributions	(1,997)	—
Numerator for net (loss) income per share - diluted	$(12,015)	$424,759

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic(1)	122,002	122,148
RSUs(2)	—	1,524
LTIP Units(3)	—	76
Series D preferred shares; 6.50% cumulative convertible(4)	—	2,857
Weighted average number of common shares outstanding - diluted	122,002	126,605

Net (loss) income per common share attributable to Equity Commonwealth common shareholders:
Basic	$(0.10)	$3.46
Diluted	$(0.10)	$3.35

Anti-dilutive securities:
Effect of Series D preferred shares; 6.50% cumulative convertible(4)	3,237	—
Effect of RSUs(2)	848	—
Effect of LTIP Units	149	89
Effect of OP Units(5)	170	73

(1) The three months ended March 31, 2021 and 2020, include 236 and 177 weighted-average, unvested, earned RSUs, respectively.
(2) Represents weighted-average number of common shares that would have been issued if the quarter-end was the measurement date for unvested, unearned RSUs.
(3) Represents the weighted-average dilutive shares issuable from LTIP Units if the quarter-end was the measurement date for the periods shown.
(4) The Series D preferred shares are excluded from the diluted earnings per share calculation for the three months ended March 31, 2021, because including the Series D preferred shares would also require that the preferred distributions be added back to net income, resulting in anti-dilution.
(5) Beneficial interests in the Operating Trust.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10.  Segment Information

Our primary business is the ownership and operation of office properties, and we currently have one reportable segment.  One hundred percent of our revenues for the three months ended March 31, 2021 were from office properties.

Note 11.  Related Person Transactions

The following discussion includes a description of our related person transactions for the three months ended March 31, 2021 and 2020.

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

During the three months ended March 31, 2021 and 2020, we recognized expense of $0.1 million and $0.2 million, respectively, pursuant to the 20th/21st Floor Office Lease and the related storage space. As of March 31, 2021 and December 31, 2020, we did not have any amounts due to Two North Riverside Plaza Joint Venture Limited Partnership pursuant to the 20th/21st Floor Office Lease.

Note 12.  Subsequent Events

On April 9, 2021, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on May 17, 2021 to shareholders of record on April 29, 2021.

On May 4, 2021, the Company, Monmouth Real Estate Investment Corporation (NYSE: MNR), or Monmouth, and a subsidiary of the Company entered into a definitive agreement and plan of merger, or the Merger Agreement, pursuant to which Monmouth will merge with and into a subsidiary of the Company. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, upon closing of the merger, each share of Monmouth common stock issued and outstanding will be converted into the right to receive 0.67 of a newly issued share of our common shares of beneficial interest, with cash paid in lieu of any fractional shares. The Merger Agreement provides for Monmouth to declare and pay one additional regular quarterly common stock dividend of $0.18 per share without Equity Commonwealth paying a corresponding common dividend to its shareholders. In addition, upon closing, holders of Monmouth Series C preferred stock will receive $25.00 per share plus accumulated and unpaid dividends pursuant to the governing documents of the Monmouth Series C preferred stock. We currently expect the transaction to close in the second half of 2021, subject to the approval of our common shareholders and the Monmouth common shareholders and other customary closing conditions.

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

OVERVIEW

We are an internally managed and self-advised REIT primarily engaged in the ownership and operation of office properties in the United States. We were formed in 1986 under Maryland law. The Company operates as what is commonly referred to as an UPREIT, conducting substantially all of its activities through the Operating Trust. As of March 31, 2021, the Company beneficially owned 99.8% of the outstanding OP Units.

At March 31, 2021, our portfolio consisted of four properties (eight buildings), with a combined 1.5 million square feet. As of March 31, 2021, we had $3.0 billion of cash and cash equivalents.

We use leasing and occupancy metrics to evaluate the performance of our properties. We believe these metrics provide useful information to investors because they reflect the leasing activity and vacant space at the properties and may facilitate comparisons of our leasing and occupancy metrics with other REITs and real estate companies.

As of March 31, 2021, our overall portfolio was 85.6% leased. During the three months ended March 31, 2021, we entered into leases for 27,000 square feet, including lease renewals for 16,000 square feet and new leases for 11,000 square feet. Renewal leases entered into during the three months ended March 31, 2021 had weighted average cash and GAAP rental rates that were approximately 22.2% lower and 14.1% lower, respectively, compared to prior rental rates for the same space, and new leases entered into during the three months ended March 31, 2021 had weighted average cash and GAAP rental rates that were approximately 0.7% higher and 2.6% higher, respectively, compared to prior rental rates for the same space.  The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatements, the magnitude and timing of contractual rent increases over the lease term, and the length of term for the newly executed leases compared to the prior leases. Percent change in GAAP and cash rents is a comparison of current rent, including estimated tenant expense reimbursements, if any, to the rent, including actual/projected tenant expense reimbursements, if any, last received for the same space on a GAAP and cash basis, respectively. Cash rent during the reporting period is calculated before deducting any initial period free rent.

We have engaged CBRE, Inc., or CBRE, to provide property management services. We pay CBRE a property-by-property management fee and may engage CBRE from time-to-time to perform project management services, such as coordinating and overseeing the completion of tenant improvements and other capital projects at the properties. We reimburse CBRE for certain expenses incurred in the performance of its duties, including certain personnel and equipment costs. For the three months ended March 31, 2021 and 2020, we incurred expenses of $0.8 million and $1.0 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a percentage of the properties’ revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of March 31, 2021 and December 31, 2020, we had amounts payable pursuant to these services of $0.3 million and $0.3 million, respectively.

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

Our business has been and may continue to be impacted by the evolving COVID-19 outbreak. Since first surfacing, the outbreak has spread throughout the world and has significantly impacted the United States. The pandemic has led to severe business disruptions, including a dramatic decline in economic activity generally. The duration of the business disruption continues to be unknown at this time. The vast majority of our employees and our tenants' employees are currently working at least in part remotely and may be subject to government-imposed restrictions. Due to the uncertainty created by the pandemic, the Company has experienced a significant reduction in leasing interest and activity when compared to pre-pandemic levels. For the three months ended March 31, 2021, in our comparable property portfolio, we collected 97% of contractual rents. For April, to date, we have collected 96% of contractual rents. We currently are not able to estimate the full impact of the COVID-19 outbreak on our business.

Property Operations

Leased occupancy data for 2021 and 2020 are as follows (square feet in thousands):

	All Properties		Comparable Properties(1)
	As of March 31,		As of March 31,
	2021	2020	2021	2020
Total properties	4	4	4	4
Total square feet	1,507	1,507	1,507	1,507
Percent leased(2)	85.6%	90.8%	85.6%	90.8%

(1)Based on properties owned continuously from January 1, 2020 through March 31, 2021, and excludes properties sold or classified as held for sale as of the end of the period.
(2)Percent leased is the percent of space subject to signed leases. Percent leased is disclosed to quantify the ratio of leased square feet to rentable square feet and we believe provides useful information as to the proportion of rentable square feet subject to a lease.

The weighted average lease term based on square feet for leases entered into during the three months ended March 31, 2021 was 4.9 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for the leases entered into during the three months ended March 31, 2021 totaled $0.9 million, or $32.00 per square foot on average (approximately $6.54 per square foot per year of the lease term).

As of March 31, 2021, approximately 6.5% of our leased square feet and 6.9% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2021.  Renewal and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring for the remainder of 2021, that have not been backfilled, are below market. Lease expirations by year, as of March 31, 2021, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring(1)	Leased Square Feet Expiring(2)	% of Leased Square Feet Expiring(2)	Cumulative % of Leased Square Feet Expiring(2)	Annualized Rental Revenue Expiring(3)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2021	12	84	6.5%	6.5%	$3,973	6.9%	6.9%
2022	13	124	9.6%	16.1%	6,388	11.0%	17.9%
2023	18	195	15.1%	31.2%	8,977	15.5%	33.4%
2024	16	213	16.5%	47.7%	9,429	16.3%	49.7%
2025	11	145	11.2%	58.9%	5,640	9.8%	59.5%
2026	8	80	6.2%	65.1%	3,693	6.4%	65.9%
2027	11	122	9.5%	74.6%	5,048	8.7%	74.6%
2028	4	63	4.9%	79.5%	3,074	5.3%	79.9%
2029	7	144	11.2%	90.7%	6,423	11.1%	91.0%
2030	3	58	4.5%	95.2%	2,496	4.3%	95.3%
Thereafter	4	62	4.8%	100.0%	2,698	4.7%	100.0%
	107	1,290	100.0%		$57,839	100.0%

Weighted average remaining lease term (in years):		4.6			4.5

(1)Tenants with leases expiring in multiple years are counted in each year they expire.
(2)Leased Square Feet as of March 31, 2021 includes space subject to leases that have commenced for revenue recognition purposes in accordance with GAAP, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants. The Leased Square Feet Expiring corresponds to the latest-expiring signed lease for a given suite. Thus, backfilled suites expire in the year stipulated by the new lease.
(3)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of March 31, 2021, plus estimated recurring expense reimbursements; excludes lease value amortization, straight-line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

The principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of March 31, 2021, tenants representing 2.5% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant		Square Feet(1)	% of Total Leased Square Feet(1)	% of Annualized Rental Revenue(2)	Weighted Average Remaining Lease Term
1.	Equinor Energy Services, Inc.	80	6.2%	5.8%	2.8
2.	KPMG, LLP	71	5.5%	5.1%	8.2
3.	Crowdstrike, Inc.	36	2.8%	3.7%	3.6
4.	CBRE, Inc.	40	3.1%	3.4%	7.0
5.	Salesforce.com, Inc.(3)	65	5.0%	3.4%	4.7
6.	Kazoo, Inc.	26	2.0%	2.7%	0.8
7.	Alden Torch Financial, LLC	34	2.6%	2.6%	5.9
8.	The Boon Group, Inc.	36	2.8%	2.5%	4.9
	Total	388	30.0%	29.2%	4.9

(1)Total Leased Square Feet as of March 31, 2021 includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants.
(2)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of March 31, 2021, plus estimated recurring expense reimbursements; excludes lease value amortization, straight-line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.
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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Three Months Ended March 31,
	2021	2020	$ Change	% Change	2021	2020	2021	2020	$ Change	% Change
	(dollars in thousands)
Rental revenue	$14,026	$14,086	$(60)	(0.4)%	$143	$3,057	$14,169	$17,143	$(2,974)	(17.3)%
Other revenue	682	1,533	(851)	(55.5)%	—	144	682	1,677	(995)	(59.3)%
Operating expenses	(6,602)	(6,868)	266	(3.9)%	(19)	(1,893)	(6,621)	(8,761)	2,140	(24.4)%
Net operating income(3)	$8,106	$8,751	$(645)	(7.4)%	$124	$1,308	8,230	10,059	(1,829)	(18.2)%
Other expenses:
Depreciation and amortization							4,351	5,114	(763)	(14.9)%
General and administrative							15,729	10,604	5,125	48.3%
Total other expenses							20,080	15,718	4,362	27.8%
Interest and other income, net							1,843	11,895	(10,052)	(84.5)%
Interest expense							—	(309)	309	(100.0)%
Gain on sale of properties, net							—	419,620	(419,620)	(100.0)%
(Loss) income before income taxes							(10,007)	425,547	(435,554)	(102.4)%
Income tax expense							(31)	(40)	9	(22.5)%
Net (loss) income							(10,038)	425,507	(435,545)	(102.4)%
Net loss (income) attributable to noncontrolling interests							20	(748)	768	(102.7)%
Net (loss) income attributable to Equity Commonwealth							(10,018)	424,759	(434,777)	(102.4)%
Preferred distributions							(1,997)	(1,997)	—	—%
Net (loss) income attributable to Equity Commonwealth common shareholders							$(12,015)	$422,762	$(434,777)	(102.8)%

(1)Comparable properties consist of four properties we owned continuously from January 1, 2020 to March 31, 2021.

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

Rental revenue. Rental revenue decreased $3.0 million, or 17.3%, in the 2021 period, compared to the 2020 period, primarily due to the loss of revenue from properties sold in 2020. Rental revenue at the comparable properties decreased $0.1 million, or 0.4%, in the 2021 period, compared to the 2020 period, primarily due to a $0.3 million increase in uncollectible receivables, partially offset by a $0.1 million increase in real estate tax recoveries and a $0.1 million increase in escalations.

Rental revenue includes increases (decreases) for straight-line rent adjustments totaling $0.3 million in the 2021 period and $(0.2) million in the 2020 period.

Other revenue. Other revenue, which primarily includes parking revenue, decreased $1.0 million, or 59.3%, in the 2021 period, compared to the 2020 period, primarily due to the decrease at the comparable properties. Other revenue decreased $0.9 million, or 55.5%, at the comparable properties in the 2021 period, compared to the 2020 period, primarily due to decreased parking revenue during the 2021 period as a result of the COVID-19 outbreak.

Operating expenses. Operating expenses decreased $2.1 million, or 24.4%, in the 2021 period, compared to the 2020 period, primarily due to the properties sold in 2020. Operating expenses decreased $0.3 million, or 3.9%, at the comparable properties in the 2021 period, compared to the 2020 period, primarily due to a $0.1 million decrease in utilities expense and a $0.1 million decrease in parking expense.

Depreciation and amortization. Depreciation and amortization decreased $0.8 million, or 14.9%, in the 2021 period, compared to the 2020 period, primarily due to the properties sold in 2020.

General and administrative. General and administrative expenses increased $5.1 million, or 48.3%, in the 2021 period, compared to the 2020 period, primarily due to a $7.0 million increase in compensation expenses related to severance for our former Executive Vice President, Chief Financial Officer and Treasurer, partially offset by a $1.7 million decrease in state franchise taxes largely related to the 2020 property sales.

Interest and other income, net. Interest and other income, net decreased $10.1 million, or 84.5%, in the 2021 period, compared to the 2020 period, primarily due to $10.1 million less interest received from lower average interest rates.

Interest expense. Interest expense decreased $0.3 million, or 100.0%, in the 2021 period, compared to the 2020 period, due to the repayment at par in July 2020 of mortgage debt at 206 East 9th Street.

Gain on sale of properties, net. We did not have any Gain on sale of properties, net in the 2021 period. Gain on sale of properties, net in the 2020 period primarily related to the following (dollars in thousands):

Asset	Gain on Sale, Net
109 Brookline Avenue	$225,190
333 108th Avenue NE	194,424
$419,614

Income tax expense. Income tax expense decreased $9,000, or 22.5%, in the 2021 period, compared to the 2020 period, primarily due to a decrease in state and local taxes as a result of the sale of properties in 2020.

Net loss (income) attributable to noncontrolling interest. In 2017 through 2020, we granted LTIP Units to certain of our trustees and employees. Net loss (income) attributable to noncontrolling interest of $20,000 in the 2021 period and $(0.7) million in the 2020 period relates to the allocation to the LTIP/OP Unit holders.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As of March 31, 2021, we had $3.0 billion of cash and cash equivalents.  We expect to use our cash balances, cash flow from our operations and proceeds of any future property sales to fund our operations, make distributions, repurchase our common shares, make acquisitions and/or investments in properties or businesses, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

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

Net cash flows provided by (used in) operating, investing and financing activities were $1.5 million, $(3.6) million and $(14.1) million, respectively, for the three months ended March 31, 2021, and $11.8 million, $571.1 million and $(32.0) million, respectively, for the three months ended March 31, 2020.  Changes in these three categories of our cash flows between 2021 and 2020 are primarily related to a decrease in property net operating income (as a result of property dispositions), a decrease in interest income (as a result of lower average interest rates in 2021), an increase in real estate improvements, dispositions of properties, repurchase of our common shares and distributions to common shareholders.

Our Investment and Financing Liquidity and Resources

During the three months ended March 31, 2021, we paid an aggregate of $2.0 million of distributions on our series D preferred shares.  On April 9, 2021, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on May 17, 2021 to shareholders of record on April 29, 2021.

On March 1, 2021, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares through June 30, 2022. We did not repurchase any common shares under our common share repurchase program during the three months ended March 31, 2021.

We may utilize various types of financings, including debt or equity, to fund future acquisitions and/or investments and to pay any debt we may incur and other obligations as they become due. Although we are not currently rated by the debt rating agencies, the completion and the costs of any future debt transactions will depend primarily upon market conditions and our credit ratings at such time, if any. We have no control over market conditions. Any credit ratings will depend upon evaluations by credit rating agencies of our business practices and plans and, in particular, whether we appear to have the ability to maintain our earnings, to space any debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably foreseeable adverse changes. We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities. However, there can be no assurance regarding our ability to complete any debt or equity offerings or that our cost of any future public or private financings will not increase.

During the three months ended March 31, 2021 and 2020, amounts capitalized at our properties, including properties sold, for tenant improvements, leasing costs and building improvements were as follows (amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Tenant improvements(1)	$3,219	$877
Leasing costs(2)	268	946
Building improvements(3)	238	351

(1)Tenant improvements include capital expenditures to improve tenants’ spaces.
(2)Leasing costs include leasing commissions and related legal expenses.
(3)Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.

During the three months ended March 31, 2021, commitments made for expenditures in connection with leasing space at our properties were as follows (dollar and square foot measures in thousands):

	New Leases	Renewals	Total
Square feet leased during the period	11	16	27
Tenant improvements and leasing commissions	$109	$759	$868
Tenant improvements and leasing commissions per square foot	$9.89	$47.43	$32.00
Weighted average lease term by square foot (years)(1)	2.3	6.7	4.9
Tenant improvements and leasing commissions per square foot per year	$4.35	$7.06	$6.54

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

The following table provides a reconciliation of net income to FFO attributable to Equity Commonwealth common shareholders and unitholders and a reconciliation to Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders (in thousands):

	Three Months Ended March 31,
	2021	2020
Reconciliation to FFO:
Net (loss) income	$(10,038)	$425,507
Real estate depreciation and amortization	4,301	4,881
Gain on sale of properties, net	—	(419,620)
FFO attributable to Equity Commonwealth	(5,737)	10,768
Preferred distributions	(1,997)	(1,997)
FFO attributable to Equity Commonwealth common shareholders and unitholders	$(7,734)	$8,771

Reconciliation to Normalized FFO:
FFO attributable to Equity Commonwealth common shareholders and unitholders	$(7,734)	$8,771
Straight-line rent adjustments	(307)	198
Executive severance expense	7,107	—
Taxes related to property sales included in general and administrative	—	1,448
Taxes related to property sales, net included in income tax expense	—	35
Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders	$(934)	$10,452

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

A reconciliation of NOI to net income for the three months ended March 31, 2021 and 2020, is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Rental revenue	$14,169	$17,143
Other revenue	682	1,677
Operating expenses	(6,621)	(8,761)
NOI	$8,230	$10,059

NOI	$8,230	$10,059
Depreciation and amortization	(4,351)	(5,114)
General and administrative	(15,729)	(10,604)
Interest and other income, net	1,843	11,895
Interest expense	—	(309)
Gain on sale of properties, net	—	419,620
(Loss) income before income taxes	(10,007)	425,547
Income tax expense	(31)	(40)
Net (loss) income	$(10,038)	$425,507

Related Person Transactions

For information about our related person transactions, see Note 11 to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company’s market risk has not changed materially from the amounts and information reported in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15 and Rule 15d-15. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  Other Information

Item 1. Legal Proceedings.

We are or may become a party to various legal proceedings. We are not currently involved in any litigation nor, to our knowledge, is any litigation threatened against us where the outcome would, in our judgment based on information currently available to us, have a material adverse effect on the Company.

Item 1A. Risk Factors.

Other than the additional risk factors below related to our recently announced merger with Monmouth, there have been no material changes to the risk factors previously disclosed in our Annual Report.

Risks Related to the Merger with Monmouth

The proposed merger with Monmouth presents certain risks to our business, operations and financial condition.

On May 4, 2021, we entered into the Merger Agreement with Monmouth, which provides for the merger of Monmouth with and into one of our subsidiaries. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, upon closing, each share of Monmouth common stock issued and outstanding will be converted into the right to receive 0.67 of a newly issued share of our common shares of beneficial interest, with cash paid in lieu of any fractional shares. The Merger Agreement provides for Monmouth to declare and pay one additional regular quarterly common stock dividend of $0.18 per share without Equity Commonwealth paying a corresponding common dividend to its shareholders. In addition, upon closing, holders of Monmouth Series C preferred stock will receive $25.00 per share plus accumulated and unpaid accrued dividends pursuant to the governing documents of the Monmouth Series C preferred stock. We currently expect the merger to close in the second half of 2021, subject to the approval of our common shareholders and the Monmouth common shareholders and other customary closing conditions, although we cannot assure you that the transaction will close on such timetable or at all.

Because the consideration received by the Monmouth shareholders is fixed and will not be adjusted in the event of any change in our stock price or the stock price of Monmouth, our shareholders have no assurances of the market value of the consideration we will pay to Monmouth shareholders in the merger. Neither we nor Monmouth has the right to terminate the Merger Agreement based on an increase or decrease in the market price of our common shares.

Prior to closing, the merger may present certain risks to our business and operations, which could materially affect our business, financial results and stock price, including, among other things, that:

• failure to complete the merger, including due to the failure of our shareholders or the Monmouth shareholders to approve the merger or the failure of us or Monmouth to satisfy another closing condition, could negatively impact our stock price and our future business and financial results;
• we expect to incur substantial expenses related to the merger, regardless of whether the merger is ultimately completed; and
• the pendency of the merger could adversely affect our business and operations, including by diverting significant focus of management and other resources or preventing us from undertaking other strategic transactions.

In addition, certain risks may continue to exist at and following the closing of the merger, including, among other things, that:

• we may be unable to successfully integrate our and Monmouth’s businesses;
• we may be unable to realize the anticipated benefits of the merger;
• our future results will suffer if we do not effectively manage our repositioned portfolio; and
• the market price of our common shares may decline as a result of the merger.

The merger may not be completed on the terms or timeline currently contemplated, or at all.

The completion of the merger is subject to certain customary closing conditions, including, without limitation: (i) approval by our common shareholders of the issuance of our common shares and approval by the Monmouth common shareholders of the merger; (ii) approval from the New York Stock Exchange for the listing of our common shares to be issued in the merger; (iii) the absence of an injunction or law prohibiting the merger; (iv) the absence of any pending, threatened or outstanding government investigation with respect to the merger; (v) the accuracy of each party's representations and warranties, subject in most cases to material adverse effect qualifications, and receipt by each party of a certificate to such effect from an officer of the other party; (vi) the absence of any material adverse effect with respect to either us or Monmouth; (vii) material compliance with each party’s covenants and agreements; (viii) receipt by us and by Monmouth of an opinion to the effect that the merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code and of an opinion as to the qualification of Monmouth and us, respectively, as a REIT under the Code; and (ix) effectiveness of the registration statement that will be filed by us with the SEC and will contain the joint proxy statement/prospectus sent to our common shareholders and the Monmouth common shareholders. We cannot provide assurances that the merger will be consummated on the terms or timeline currently contemplated, or at all.

Monmouth and/or the Company may be or become the target of shareholder class action and/or derivative lawsuits that could result in substantial costs and may delay or prevent the merger from being completed.
Shareholder class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. There can be no assurances as to the outcome of such lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the merger on the agreed-upon terms, such an injunction may delay or prevent the merger from being completed, which may adversely affect the Company’s and Monmouth’s respective business, results of operations and financial position.

Following the merger, we may be unable to timely and successfully integrate our current operations with those of Monmouth or realize the anticipated benefits of the merger.

The merger involves the combination of two companies that currently operate as independent public companies. We will be required to devote significant management attention and resources to integrating the portfolio and operations of Monmouth into our own. Potential difficulties that we may encounter in the integration process include, among others, the following:

• the inability to successfully manage and grow the Monmouth portfolio in a manner that permits us to achieve the benefits anticipated from the merger, in the time frame currently anticipated, or at all;
• the inability to successfully realize the anticipated value from some of Monmouth’s assets;
• potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the merger;
• performance shortfalls as a result of the diversion of management's attention caused by completing the merger and integrating the companies’ operations; and
• the possibility that the integration process results in the distraction of our management, the disruption of our business or inconsistencies in our operations, controls, procedures and policies, any of which could adversely affect the ability of us to maintain relationships with tenants, employees and service providers or to achieve the anticipated benefits of the merger, or could otherwise adversely affect our business, results of operations and financial condition.

The merger represents a strategic transformation for our business and we may encounter unanticipated difficulties and costs managing and growing the Monmouth portfolio which may have a material adverse effect on us.

The Monmouth portfolio is comprised primarily of industrial assets and the merger represents a strategic transformation for our business away from the office sector that will require a different set of management expertise and experience. Although we expect to have access to the appropriate resources, relationships and expertise to manage and grow the Monmouth portfolio, there can be no assurance that we will be successful in our utilization, development or procurement of such resources, relationships and expertise. As a result, we may not be able to successfully manage and grow the Monmouth portfolio, and may not achieve the returns we expect, which could have a material adverse effect on us.

We may incur adverse tax consequences if Monmouth has failed or fails to qualify to be taxed under the Code as a REIT.

It is a condition to the obligation of the Company to complete the merger that we receive a written opinion of Monmouth’s legal counsel to the effect that, for Monmouth’s taxable year ended September 30, 2008 and through its taxable year ended September 30, 2020, Monmouth has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Code and its actual method of operation through the date of such opinion has enabled, and its proposed method of operation will continue to enable, Monmouth to meet the requirements for qualification and taxation as a REIT through the effective time of the merger. The opinion will be subject to customary exceptions, assumptions and qualifications and will be based on customary representations made by Monmouth, and if any such representations are or become inaccurate or incomplete, such opinion may be invalid and the conclusions reached therein could be jeopardized. In addition, the opinion will not be binding on the Internal Revenue Service, or the IRS, or any court, and there can be no assurance that the IRS will not take a contrary position or that such position would not be sustained. If Monmouth has failed or fails to qualify to be taxed under the Code as a REIT and the merger is completed, the Company generally would succeed to and may incur significant tax liabilities and the Company could possibly fail to qualify as a REIT. In addition, if Monmouth has failed or fails to qualify to be taxed under the Code as a REIT and the merger is completed, for the five-year period following the merger closing, upon a taxable disposition of any of Monmouth’s assets, the Company generally would be subject to corporate level tax with respect to any gain in such asset at the time of the merger, and any of Monmouth’s earnings and profits accumulated in a non-REIT year must be distributed by the Company before the end of the taxable year in which the merger closes. For more information regarding our REIT status, see “Risk Factors—Risks Related to Our Taxation as a REIT” in Part I, Item 1A of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Surrender of Common Shares for Tax Withholding

During the three months ended March 31, 2021, certain of our employees surrendered common shares to satisfy their statutory tax withholding obligations in connection with the vesting of restricted common shares and restricted stock units.

The following table summarizes all of these repurchases during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 2021	—	$—	N/A	N/A
February 2021	210,334	$28.97	N/A	N/A
March 2021	—	$—	N/A	N/A
Total	$210,334	$28.97

(1) The number of shares repurchased represents common shares surrendered by certain of our employees to satisfy their statutory federal and state tax obligations associated with the vesting of restricted common shares and restricted stock units of beneficial interest. With respect to these shares, the price paid per share is based on the closing price of our common shares as of the date of the determination of the statutory minimum federal and state tax obligations.

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

3.2	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 11, 2006.)

3.3	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K filed May 31, 2011.)

3.4	Articles Supplementary, dated March 14, 2018. (Incorporated by reference to the Company’s Current Report on Form 8-K filed March 15, 2018.)

3.5	Fourth Amended and Restated Bylaws of the Company, adopted April 2, 2020. (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 3, 2020.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

4.2	Form of 6 1/2% Series D Cumulative Convertible Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

10.1	Separation Agreement and Release, dated as of March 1, 2021, by and between the Company, Equity Commonwealth Management LLC and Adam Markman. (+) (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (Filed herewith.)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(+)    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
President and Chief Executive Officer
	Dated:	May 5, 2021

By:	/s/ William H. Griffiths
William H. Griffiths
Senior Vice President, Chief Financial Officer and Treasurer
	Dated:	May 5, 2021