Form 10-Q
period 2021-06-30
Equity Commonwealth
filed 2021-07-29
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of July 26, 2021:  121,940,355.

EQUITY COMMONWEALTH

FORM 10-Q

June 30, 2021

EXPLANATORY NOTE

References in this Quarterly Report on Form 10-Q to the “Company,” “EQC,” “we,” “us” or “our,” refer to Equity Commonwealth and its consolidated subsidiaries as of June 30, 2021, unless the context indicates otherwise.

i

PART I.      Financial Information

Item 1.         Financial Statements.
EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	June 30, 2021	December 31, 2020
		(audited)
ASSETS
Real estate properties:
Land	$44,060	$44,060
Buildings and improvements	361,592	357,650
	405,652	401,710
Accumulated depreciation	(150,754)	(143,319)
	254,898	258,391
Cash and cash equivalents	2,965,788	2,987,225
Rents receivable	15,310	14,702
Other assets, net	20,272	17,353
Total assets	$3,256,268	$3,277,671

LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$19,209	$20,588
Rent collected in advance	2,373	2,928
Distributions payable	2,850	10,991
Total liabilities	24,432	34,507

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6.50% cumulative convertible; 4,915,196 shares issued and outstanding, aggregate liquidation preference of $122,880	119,263	119,263
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 121,940,355 and 121,522,555 shares issued and outstanding, respectively	1,219	1,215
Additional paid in capital	4,297,197	4,294,632
Cumulative net income	3,802,994	3,814,948
Cumulative common distributions	(4,281,670)	(4,283,668)
Cumulative preferred distributions	(713,706)	(709,712)
Total shareholders’ equity	3,225,297	3,236,678
Noncontrolling interest	6,539	6,486
Total equity	3,231,836	3,243,164
Total liabilities and equity	$3,256,268	$3,277,671
See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rental revenue	$14,114	$15,248	$28,283	$32,391
Other revenue	761	1,017	1,443	2,694
Total revenues	14,875	16,265	29,726	35,085
Expenses:
Operating expenses	6,588	6,677	13,209	15,438
Depreciation and amortization	4,432	4,398	8,783	9,512
General and administrative	7,390	8,302	23,119	18,906
Total expenses	18,410	19,377	45,111	43,856
Interest and other income, net	1,626	4,443	3,469	16,338
Interest expense (including net amortization of debt premiums and deferred financing fees of $—, $(60), $— and $(116), respectively)	—	(302)	—	(611)
Gain on sale of properties, net	—	26,916	—	446,536
(Loss) income before income taxes	(1,909)	27,945	(11,916)	453,492
Income tax expense	(31)	(59)	(62)	(99)
Net (loss) income	(1,940)	27,886	(11,978)	453,393
Net loss (income) attributable to noncontrolling interest	4	(54)	24	(802)
Net (loss) income attributable to Equity Commonwealth	(1,936)	27,832	(11,954)	452,591
Preferred distributions	(1,997)	(1,997)	(3,994)	(3,994)
Net (loss) income attributable to Equity Commonwealth common shareholders	$(3,933)	$25,835	$(15,948)	$448,597

Weighted average common shares outstanding — basic	122,189	121,655	122,096	121,901
Weighted average common shares outstanding — diluted	122,189	123,255	122,096	126,358
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$(0.03)	$0.21	$(0.13)	$3.68
Diluted	$(0.03)	$0.21	$(0.13)	$3.58

See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(amounts in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(1,940)	$27,886	$(11,978)	$453,393

Total comprehensive (loss) income	$(1,940)	$27,886	$(11,978)	$453,393
Comprehensive loss (income) attributable to noncontrolling interest	4	(54)	24	(802)
Total comprehensive (loss) income attributable to Equity Commonwealth	$(1,936)	$27,832	$(11,954)	$452,591

See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands, except share data)
(unaudited)

	Equity Commonwealth Shareholders
	Number of Series D Preferred Shares	Series D Preferred Shares	Number of Common Shares	Common Shares	Additional Paid in Capital	Cumulative Net Income	Cumulative Common Distributions	Cumulative Preferred Distributions	Noncontrolling Interest	Total
Balance at April 1, 2021	4,915,196	$119,263	121,916,875	$1,219	$4,295,226	$3,804,930	$(4,283,753)	$(711,709)	$6,442	$3,231,618
Net loss	—	—	—	—	—	(1,936)	—	—	(4)	(1,940)
Surrender of shares for tax withholding	—	—	(33,695)	—	(948)	—	—	—	—	(948)
Share-based compensation	—	—	57,175	—	2,683	—	—	—	231	2,914
Distributions	—	—	—	—	—	—	2,083	(1,997)	106	192
Adjustment for noncontrolling interest	—	—	—	—	236	—	—	—	(236)	—
Balance at June 30, 2021	4,915,196	$119,263	121,940,355	$1,219	$4,297,197	$3,802,994	$(4,281,670)	$(713,706)	$6,539	$3,231,836

Balance at January 1, 2021	4,915,196	$119,263	121,522,555	$1,215	$4,294,632	$3,814,948	$(4,283,668)	$(709,712)	$6,486	$3,243,164
Net loss	—	—	—	—	—	(11,954)	—	—	(24)	(11,978)
Surrender of shares for tax withholding	—	—	(244,029)	(2)	(7,039)	—	—	—	—	(7,041)
Share-based compensation	—	—	661,829	6	9,088	—	—	—	507	9,601
Distributions	—	—	—	—	—	—	1,998	(3,994)	86	(1,910)
Adjustment for noncontrolling interest	—	—	—	—	516	—	—	—	(516)	—
Balance at June 30, 2021	4,915,196	$119,263	121,940,355	$1,219	$4,297,197	$3,802,994	$(4,281,670)	$(713,706)	$6,539	$3,231,836

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

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11,978)	$453,393
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	7,531	8,105
Net amortization of debt premiums and deferred financing fees	—	(116)
Straight-line rental income	(868)	713
Other amortization	1,252	1,407
Amortization of right-of-use asset	—	379
Share-based compensation	9,601	6,571
Net gain on sale of properties	—	(446,536)
Change in assets and liabilities:
Rents receivable and other assets	327	515
Accounts payable, accrued expenses and other	(2,199)	(576)
Rent collected in advance	(555)	(606)
Net cash provided by operating activities	3,111	23,249

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(4,074)	(2,937)
Payment of transaction costs	(3,382)	—
Proceeds from sale of properties, net	—	655,053
Net cash (used in) provided by investing activities	(7,456)	652,116

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common shares	(7,041)	(26,881)
Payments on borrowings	—	(294)
Contributions from holders of noncontrolling interest	—	1
Distributions to common shareholders	(6,024)	(1,936)
Distributions to preferred shareholders	(3,994)	(3,994)
Distributions to holders of noncontrolling interest	(33)	(997)
Redemption of noncontrolling interest	—	(31)
Net cash used in financing activities	(17,092)	(34,132)

(Decrease) increase in cash, cash equivalents, and restricted cash	(21,437)	641,233
Cash, cash equivalents, and restricted cash at beginning of period	2,987,225	2,800,645
Cash, cash equivalents, and restricted cash at end of period	$2,965,788	$3,441,878
See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$732
Taxes paid (refunded), net	263	(1,555)

NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$854	$2,733

NON-CASH FINANCING ACTIVITIES:
Distributions payable	$2,850	$5,791

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,
	2021	2020
Cash and cash equivalents	$2,965,788	$3,437,775
Restricted cash	—	4,103
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$2,965,788	$3,441,878

See accompanying notes.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business

Equity Commonwealth, or the Company, is a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland. Our business is primarily the ownership and operation of office properties in the United States.

The Company operates in an umbrella partnership real estate investment trust, or UPREIT, and conducts substantially all of its activities through EQC Operating Trust, a Maryland real estate investment trust, or the Operating Trust. The Company beneficially owned 99.8% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust, or OP Units, as of June 30, 2021, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.

At June 30, 2021, our portfolio consisted of four properties (eight buildings), with a combined 1.5 million square feet. As of June 30, 2021, we had $3.0 billion of cash and cash equivalents.

Merger Agreement

On May 4, 2021, the Company, Monmouth Real Estate Investment Corporation (NYSE: MNR), or Monmouth, and a subsidiary of the Company entered into a definitive agreement and plan of merger, or the Merger Agreement, pursuant to which Monmouth will merge with and into a subsidiary of the Company. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, upon closing of the merger, each share of Monmouth common stock issued and outstanding will be converted into the right to receive 0.67 of a newly issued share of our common shares of beneficial interest, with cash paid in lieu of any fractional shares. The Merger Agreement provides for Monmouth to declare and pay one additional regular quarterly common stock dividend of $0.18 per share without Equity Commonwealth paying a corresponding common dividend to its shareholders, which Monmouth declared on July 1, 2021, payable on September 15, 2021. In addition, upon closing, holders of Monmouth Series C preferred stock will receive $25.00 per share plus accumulated and unpaid dividends pursuant to the governing documents of the Monmouth Series C preferred stock. We currently expect the transaction to close in the second half of 2021, subject to the approval of our common shareholders and the Monmouth common shareholders and other customary closing conditions. As of June 30, 2021, we recorded transaction costs of $4.2 million, included in Other assets, net, in connection with the merger.

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

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3.  Real Estate Properties

During the six months ended June 30, 2021 and 2020, we made improvements, excluding tenant-funded improvements, to our properties totaling $3.9 million and $4.3 million, respectively.

Property Dispositions:

We did not sell any properties during the six months ended June 30, 2021. During the six months ended June 30, 2020, we sold the following properties, which did not represent strategic shifts under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205 (dollars in thousands):

Property	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sale Price(1)	Gain on Sale
109 Brookline Avenue	February 2020	1	1	285,556	$270,000	$225,190
333 108th Avenue NE(2)	March 2020	1	1	435,406	401,500	194,424
Georgetown-Green and Harris Buildings	May 2020	1	2	240,475	$85,000	$24,916
		3	4	961,437	$756,500	$444,530

(1)Gross sale price is before transfer taxes and credits, such as capital costs, contractual lease costs and rent abatements.
(2)The sale represents an individually significant disposition. The operating results of this property are included in continuing operations for all periods presented through the date of sale. Net (loss) income related to this property was $(9,000) and $28,000 for the three months ended June 30, 2021 and 2020, respectively, and $(14,000) and $193.2 million, of which $194.4 million related to the gain on sale, for the six months ended June 30, 2021 and 2020, respectively.

Lease Payments

The FASB has issued additional guidance for companies to account for any COVID-19 related rent concessions in the form of FASB staff and board members’ remarks at the April 8, 2020 public meeting and the FASB staff question-and-answer document issued on April 10, 2020. We have elected the practical expedient to account for COVID-19 related rent concessions as if they were part of the enforceable rights and obligations of the parties under the existing lease contract. This policy has been elected for our lessor portfolio for any rent deferrals, and we have elected to treat the related leases as if they are unchanged. For the three and six months ended June 30, 2021, we deferred collection of approximately $— and $20,000, respectively, of rental income on revenue that was recognized in that period.

Rental revenue consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease payments	$9,192	$9,983	$18,449	$21,753
Variable lease payments	4,922	5,265	9,834	10,638
Rental revenue	$14,114	$15,248	$28,283	$32,391

Note 4.  Shareholders’ Equity

Common Share Issuances:

See Note 7 for information regarding equity issuances related to share-based compensation.

Common Share Repurchases:

On March 1, 2021, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares through June 30, 2022. We did not repurchase any common shares under our common share repurchase program during the six months ended June 30, 2021.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the six months ended June 30, 2021 and 2020, certain of our employees and former employees surrendered 244,029 and 183,466 common shares owned by them, respectively, to satisfy their statutory tax withholding obligations in connection with the vesting of such common shares pursuant to our equity compensation plans.

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

Preferred Share Distributions:

In 2021, our Board of Trustees declared distributions on our series D preferred shares to date as follows:

Declaration Date	Record Date	Payment Date	Series D Dividend Per Share
January 11, 2021	January 28, 2021	February 16, 2021	$0.40625
April 9, 2021	April 29, 2021	May 17, 2021	$0.40625
July 6, 2021	July 30, 2021	August 16, 2021	$0.40625

Note 5.  Noncontrolling Interest

Noncontrolling interest represents the portion of the OP Units not beneficially owned by the Company. The ownership of an OP Unit and a common share of beneficial interest have essentially the same economic characteristics. Distributions with respect to OP Units will generally mirror distributions with respect to the Company’s common shares. Unitholders (other than the Company) generally have the right, commencing six months from the date of issuance of such OP Units, to cause the Operating Trust to redeem their OP Units in exchange for cash or, at the option of the Company, common shares of the Company on a one-for-one basis. As sole trustee, the Company has the sole discretion to elect whether the redemption right will be satisfied by the Company in cash or the Company’s common shares. As a result, the Noncontrolling interest is classified as permanent equity. As of June 30, 2021, the portion of the Operating Trust not beneficially owned by the Company is in the form of OP Units and LTIP Units (see Note 7 for a description of LTIP Units). LTIP Units may be subject to additional vesting requirements.

The following table presents the changes in Equity Commonwealth’s issued and outstanding common shares and units for the six months ended June 30, 2021:

	Common Shares	OP Units and LTIP Units	Total
Outstanding at January 1, 2021	121,522,555	243,516	121,766,071
Repurchase of shares	(244,029)	—	(244,029)
Share-based compensation grants and vesting, net of forfeitures	661,829	3,701	665,530
Outstanding at June 30, 2021	121,940,355	247,217	122,187,572
Noncontrolling ownership interest in the Operating Trust			0.20%

The carrying value of the Noncontrolling interest is allocated based on the number of OP Units and LTIP Units in proportion to the number of OP Units and LTIP Units plus the number of common shares. We adjust the Noncontrolling interest balance at the end of each period to reflect the noncontrolling partners’ interest in the net assets of the Operating Trust. Net income is allocated to the Noncontrolling interest in the Operating Trust based on the weighted average ownership percentage during the period. Equity Commonwealth’s weighted average ownership interest in the Operating Trust was 99.80% and 99.80% for the three and six months ended June 30, 2021, respectively.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Our provision for income taxes consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Current:
State and local	$(31)	$(59)	$(62)	$(99)
Income tax expense	$(31)	$(59)	$(62)	$(99)

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
2021 Equity Award Activity

During the six months ended June 30, 2021, 520,858 RSUs vested, and, as a result, we issued 520,858 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations (see Note 4).
On June 23, 2021, in accordance with the Company’s compensation program for independent Trustees, the Committee awarded each of the six independent Trustees $0.1 million in restricted shares or time-based LTIP Units as part of their compensation for the 2021-2022 year of service on the Board of Trustees. These awards equated to 3,701 shares or time-based LTIP Units per Trustee, for a total of 18,505 shares and 3,701 time-based LTIP Units, valued at $27.02 per share and unit, the

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

closing price of our common shares on the New York Stock Exchange, or the NYSE, on that day. These shares and time-based LTIP Units vest one year after the date of the award, on June 23, 2022.
On January 25, 2021, the Committee approved grants in the aggregate amount of 122,466 restricted shares and 248,646 RSUs at target (619,750 RSUs at maximum) to the Company’s officers, certain employees, and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2020. The restricted shares were valued at $28.25 per share, the closing price of our common shares on the NYSE on the grant date. The assumptions and fair value for the RSUs and market-based LTIP Units granted during the six months ended June 30, 2021 are included in the following table on a per share basis.

2021
Fair value of market-based awards granted	$37.87
Expected term (years)	4
Expected volatility	16.99%
Risk-free rate	0.17%
2020 Equity Award Activity

During the six months ended June 30, 2020, 387,729 RSUs vested, and, as a result, we issued 387,729 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations.
On June 23, 2020, in accordance with the Company’s compensation program for independent Trustees, the Committee awarded each of the then nine independent Trustees $0.1 million in restricted shares or time-based LTIP Units as part of their compensation for the 2020-2021 year of service on the Board of Trustees. These awards equated to 3,184 shares or time-based LTIP Units per Trustee, for a total of 19,104 shares and 9,552 time-based LTIP Units, valued at $31.41 per share and unit, the closing price of our common shares on the New York Stock Exchange, or the NYSE, on that day. These shares and time-based LTIP Units vested on June 23, 2021.
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
Outstanding Equity Awards
As of June 30, 2021, the estimated future compensation expense for all unvested restricted shares and time-based LTIP Units was $6.9 million. Compensation expense for the restricted share and time-based LTIP Unit awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares and time-based LTIP units is approximately 2.5 years.
As of June 30, 2021, the estimated future compensation expense for all unvested RSUs and market-based LTIP Units was $14.4 million. The weighted average period over which the future compensation expense will be recorded for the RSUs and market-based LTIP Units is approximately 2.4 years.
During the three months ended June 30, 2021 and 2020, we recorded $2.9 million and $3.3 million, respectively, and during the six months ended June 30, 2021 and 2020, we recorded $9.6 million and $6.6 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our trustees, eligible consultants and employees related to our equity compensation plans. Compensation expense recorded during the six months ended June 30, 2021 and 2020 includes $3.4 million and $18,000, respectively, of accelerated vesting due to staffing reductions. We did not record any accelerated vesting due to staffing reductions during the three months ended June 30, 2021 and 2020. Forfeitures are recognized as they occur. At June 30, 2021, 1,526,730 shares/units remain available for issuance under the Equity Commonwealth 2015 Omnibus Incentive Plan, as amended.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8.  Fair Value of Assets and Liabilities

As of June 30, 2021, we do not have any assets or liabilities measured at fair value.

Financial Instruments

Our financial instruments include our cash and cash equivalents.  At June 30, 2021 and December 31, 2020, the fair value of these financial instruments was not different from their carrying values.

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable. As of June 30, 2021, no single tenant of ours is responsible for more than 10% of our consolidated revenues.

Note 9.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator for earnings per common share - basic:
Net (loss) income	$(1,940)	$27,886	$(11,978)	$453,393
Net loss (income) attributable to noncontrolling interest	4	(54)	24	(802)
Preferred distributions	(1,997)	(1,997)	(3,994)	(3,994)
Numerator for net (loss) income per share - basic	$(3,933)	$25,835	$(15,948)	$448,597

Numerator for earnings per common share - diluted:
Net (loss) income	$(1,940)	$27,886	$(11,978)	$453,393
Net loss (income) attributable to noncontrolling interests	4	(54)	24	(802)
Preferred distributions	(1,997)	(1,997)	(3,994)	—
Numerator for net (loss) income per share - diluted	$(3,933)	$25,835	$(15,948)	$452,591

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic(1)	122,189	121,655	122,096	121,901
RSUs(2)	—	1,524	—	1,524
LTIP Units(3)	—	76	—	76
Series D preferred shares; 6.50% cumulative convertible	—	—	—	2,857
Weighted average number of common shares outstanding - diluted	122,189	123,255	122,096	126,358

Net (loss) income per common share attributable to Equity Commonwealth common shareholders:
Basic	$(0.03)	$0.21	$(0.13)	$3.68
Diluted	$(0.03)	$0.21	$(0.13)	$3.58

Anti-dilutive securities(4):
Effect of Series D preferred shares; 6.50% cumulative convertible	3,237	2,857	3,237	—
Effect of RSUs(2)	466	—	657	—
Effect of LTIP Units	65	124	107	107
Effect of OP Units(5)	215	110	193	92

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) The three months ended June 30, 2021 and 2020, include 266 and 150 weighted-average, unvested, earned RSUs, respectively, and the six months ended June 30, 2021 and 2020, include 251 and 164 weighted-average, unvested, earned RSUs, respectively.
(2) Represents weighted-average number of common shares that would have been issued if the quarter-end was the measurement date for unvested, unearned RSUs.
(3) Represents the weighted-average dilutive shares issuable from LTIP Units if the quarter-end was the measurement date for the periods shown.
(4) The Series D preferred shares are excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2021 and for the three months ended June 30, 2020, because including the Series D preferred shares would also require that the preferred distributions be added back to net income, resulting in anti-dilution. The RSUs and market-based LTIP Units are excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2021, because including them results in anti-dilution.
(5) Beneficial interests in the Operating Trust.

Note 10.  Segment Information

Our primary business is the ownership and operation of office properties, and we currently have one reportable segment.  One hundred percent of our revenues for the six months ended June 30, 2021 were from office properties.

Note 11.  Related Person Transactions

The following discussion includes a description of our related person transactions for the six months ended June 30, 2021 and 2020.

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

During the three months ended June 30, 2021 and 2020, we recognized expense of $0.1 million and $0.2 million, respectively, and during the six months ended June 30, 2021 and 2020, we recognized expense of $0.2 million and $0.5 million, respectively, pursuant to the 20th/21st Floor Office Lease and the related storage space. As of June 30, 2021 and December 31, 2020, we did not have any amounts due to Two North Riverside Plaza Joint Venture Limited Partnership pursuant to the 20th/21st Floor Office Lease.

Note 12.  Subsequent Events

Merger Agreement

In connection with the proposed merger and following the filing of the Company’s registration statement on Form S-4, the Company was named in a lawsuit challenging the merger-related disclosures in the Form S-4 (Whitfield v. Monmouth Real Estate Investment Corporation, et. al., Case No. 1:21-cv-05875 (D. Ct. S.D.N.Y., July 8, 2021) (the “Whitfield Complaint”).

The Whitfield Complaint alleges that the Company, EQC Maple Industrial LLC (f/k/a RS18 LLC), a subsidiary of the Company, Monmouth Real Estate Investment Corporation (“Monmouth”) and the Monmouth board of directors violated federal securities laws by omitting certain allegedly material information from the Form S-4. The Whitfield Complaint seeks,

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

among other things, (i) injunctive relief enjoining the consummation of the merger, (ii) rescission or rescissory damages, if the merger is consummated, and (iii) an award of the plaintiff’s costs, including attorneys’ and experts’ fees. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes this lawsuit is without merit and intends to defend against this action vigorously. The Company may be named in additional lawsuits concerning the merger in the future.

Preferred Share Distribution

On July 6, 2021, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on August 16, 2021 to shareholders of record on July 30, 2021.

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

OVERVIEW

We are an internally managed and self-advised REIT primarily engaged in the ownership and operation of office properties in the United States. We were formed in 1986 under Maryland law. The Company operates as an UPREIT, conducting substantially all of its activities through the Operating Trust. As of June 30, 2021, the Company beneficially owned 99.8% of the outstanding OP Units.

At June 30, 2021, our portfolio consisted of four properties (eight buildings), with a combined 1.5 million square feet. As of June 30, 2021, we had $3.0 billion of cash and cash equivalents.

We use leasing and occupancy metrics to evaluate the performance of our properties. We believe these metrics provide useful information to investors because they reflect the leasing activity and vacant space at the properties and may facilitate comparisons of our leasing and occupancy metrics with other REITs and real estate companies.

As of June 30, 2021, our overall portfolio was 83.1% leased. During the three months ended June 30, 2021, we entered into leases for 29,000 square feet, including lease renewals for 21,000 square feet and new leases for 8,000 square feet. Renewal leases entered into during the three months ended June 30, 2021 had weighted average cash and GAAP rental rates that were approximately 13.2% higher and 20.3% higher, respectively, compared to prior rental rates for the same space. New leases entered into during the three months ended June 30, 2021 were excluded from the weighted average cash and GAAP rental rate calculations because the suites were vacant longer than two years. The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatements, the magnitude and timing of contractual rent increases over the lease term, and the length of term for the newly executed leases compared to the prior leases. Percent change in GAAP and cash rents is a comparison of current rent, including estimated tenant expense reimbursements, if any, to the rent, including actual/projected tenant expense reimbursements, if any, last received for the same space on a GAAP and cash basis, respectively. Cash rent during the reporting period is calculated before deducting any initial period free rent.

We have engaged CBRE, Inc., or CBRE, to provide property management services. We pay CBRE a property-by-property management fee and may engage CBRE from time-to-time to perform project management services, such as coordinating and overseeing the completion of tenant improvements and other capital projects at the properties. We reimburse

CBRE for certain expenses incurred in the performance of its duties, including certain personnel and equipment costs. For the three months ended June 30, 2021 and 2020, we incurred expenses of $0.7 million and $0.7 million, respectively, and for the six months ended June 30, 2021 and 2020, we incurred expenses of $1.5 million and $1.7 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a percentage of the properties’ revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of June 30, 2021 and December 31, 2020, we had amounts payable pursuant to these services of $0.3 million and $0.3 million, respectively.

With the progress we made executing dispositions along with the strength and liquidity of our balance sheet, we shifted our primary focus to capital allocation, including the pursuit of acquisitions and/or investments in high-quality assets or businesses in a range of property types in favorable markets that offer a compelling risk-reward profile.

After evaluating a variety of opportunities to invest our capital, on May 4, 2021, we entered into a definitive agreement and plan of merger, or the Merger Agreement, with Monmouth Real Estate Investment Corporation, or Monmouth, pursuant to which we agreed to acquire Monmouth in an all-stock transaction. The closing of this transaction, which is subject to shareholder approval and other customary closing conditions, would represent a strategic transition for us into the industrial sector, and we plan to pursue opportunities to dispose of our remaining office properties over time following such closing.

As of June 30, 2021, we recorded transaction costs of $4.2 million, included in Other assets, net, in connection with the merger. If the transaction closes, we estimate recording a total of approximately $77 million of transaction costs on our consolidated balance sheet. If the transaction does not close, any transaction costs will be reclassified to expenses on our consolidated statement of operations.

Our business has been and may continue to be impacted by the evolving COVID-19 outbreak. Since first surfacing, the outbreak has spread throughout the world and has significantly impacted the United States. The pandemic has led to severe business disruptions, including a dramatic decline in economic activity generally. The duration of the business disruption continues to be unknown at this time. The vast majority of our employees and our tenants' employees are currently working at least in part remotely and may be subject to government-imposed restrictions. Due to the uncertainty created by the pandemic, the Company has experienced a significant reduction in leasing interest and activity when compared to pre-pandemic levels. For the three months ended June 30, 2021, in our comparable property portfolio, we collected 97% of contractual rents. For July, to date, we have collected 96% of contractual rents. We currently are not able to estimate the full impact of the COVID-19 outbreak on our business.

Property Operations

Leased occupancy data for 2021 and 2020 are as follows (square feet in thousands):

	All Properties		Comparable Properties(1)
	As of June 30,		As of June 30,
	2021	2020	2021	2020
Total properties	4	4	4	4
Total square feet	1,507	1,507	1,507	1,507
Percent leased(2)	83.1%	90.1%	83.1%	90.1%

(1)Based on properties owned continuously from January 1, 2020 through June 30, 2021, and excludes properties sold.
(2)Percent leased is the percent of space subject to signed leases. Percent leased is disclosed to quantify the ratio of leased square feet to rentable square feet and we believe provides useful information as to the proportion of rentable square feet subject to a lease.

The weighted average lease term based on square feet for leases entered into during the three months ended June 30, 2021 was 6.5 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for the leases entered into during the three months ended June 30, 2021 totaled $1.8 million, or $60.47 per square foot on average (approximately $9.33 per square foot per year of the lease term).

As of June 30, 2021, approximately 4.1% of our leased square feet and 4.3% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2021.  Renewal and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring for the remainder of 2021, that have not been backfilled, are slightly above market. Lease expirations by year, as of June 30, 2021, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring(1)	Leased Square Feet Expiring(2)	% of Leased Square Feet Expiring(2)	Cumulative % of Leased Square Feet Expiring(2)	Annualized Rental Revenue Expiring(3)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2021	6	51	4.1%	4.1%	$2,416	4.3%	4.3%
2022	12	98	7.8%	11.9%	4,856	8.6%	12.9%
2023	18	195	15.5%	27.4%	8,983	15.9%	28.8%
2024	16	213	17.0%	44.4%	9,711	17.2%	46.0%
2025	11	145	11.6%	56.0%	5,741	10.2%	56.2%
2026	9	86	6.9%	62.9%	4,221	7.5%	63.7%
2027	11	122	9.7%	72.6%	5,267	9.3%	73.0%
2028	4	63	5.0%	77.6%	3,194	5.7%	78.7%
2029	7	144	11.5%	89.1%	6,755	11.9%	90.6%
2030	4	66	5.3%	94.4%	2,513	4.4%	95.0%
Thereafter	5	70	5.6%	100.0%	2,823	5.0%	100.0%
	103	1,253	100.0%		$56,480	100.0%

Weighted average remaining lease term (in years):		4.6			4.6

(1)Tenants with leases expiring in multiple years are counted in each year they expire.
(2)Leased Square Feet as of June 30, 2021 includes space subject to leases that have commenced for revenue recognition purposes in accordance with GAAP, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants. The Leased Square Feet Expiring corresponds to the latest-expiring signed lease for a given suite. Thus, backfilled suites expire in the year stipulated by the new lease.
(3)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of June 30, 2021, plus estimated recurring expense reimbursements; excludes lease value amortization, straight-line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

The principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of June 30, 2021, tenants representing 2.5% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant		Square Feet(1)	% of Total Leased Square Feet(1)	% of Annualized Rental Revenue(2)	Weighted Average Remaining Lease Term
1.	Equinor Energy Services, Inc.	80	6.4%	6.0%	2.5
2.	KPMG, LLP	71	5.7%	5.3%	7.9
3.	Crowdstrike, Inc.	36	2.9%	3.8%	3.3
4.	CBRE, Inc.	40	3.2%	3.6%	6.8
5.	Salesforce.com, Inc.(3)	65	5.2%	3.5%	4.4
6.	Kazoo, Inc.(4)	26	2.1%	2.8%	2.0
7.	Alden Torch Financial, LLC	34	2.7%	2.7%	5.7
8.	The Boon Group, Inc.	36	2.9%	2.6%	4.7
9.	Capitol Services, Inc.	26	2.1%	2.5%	1.1
	Total	414	33.2%	32.8%	4.5

(1)Total Leased Square Feet as of June 30, 2021 includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants.
(2)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of June 30, 2021, plus estimated recurring expense reimbursements; excludes lease value amortization, straight-line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.
(3)Our lease with Salesforce.com, Inc. has partially commenced. Approximately 44,000 square feet commenced as of December 31, 2020, and the remaining 21,000 square feet are expected to commence in the fourth quarter of 2021.
(4)During the second quarter of 2021, Kazoo, Inc. signed a five-year extension for approximately 13,000 square feet. The extension is expected to commence in the fourth quarter of 2021.
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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2021, Compared to Three Months Ended June 30, 2020

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Three Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	2021	2020	$ Change	% Change
	(dollars in thousands)
Rental revenue	$14,114	$14,044	$70	0.5%	$—	$1,204	$14,114	$15,248	$(1,134)	(7.4)%
Other revenue	761	933	(172)	(18.4)%	—	84	761	1,017	(256)	(25.2)%
Operating expenses	(6,566)	(6,503)	(63)	1.0%	(22)	(174)	(6,588)	(6,677)	89	(1.3)%
Net operating income(3)	$8,309	$8,474	$(165)	(1.9)%	$(22)	$1,114	8,287	9,588	(1,301)	(13.6)%
Other expenses:
Depreciation and amortization							4,432	4,398	34	0.8%
General and administrative							7,390	8,302	(912)	(11.0)%
Total other expenses							11,822	12,700	(878)	(6.9)%
Interest and other income, net							1,626	4,443	(2,817)	(63.4)%
Interest expense							—	(302)	302	(100.0)%
Gain on sale of properties, net							—	26,916	(26,916)	(100.0)%
(Loss) income before income taxes							(1,909)	27,945	(29,854)	(106.8)%
Income tax expense							(31)	(59)	28	(47.5)%
Net (loss) income							(1,940)	27,886	(29,826)	(107.0)%
Net loss (income) attributable to noncontrolling interest							4	(54)	58	(107.4)%
Net (loss) income attributable to Equity Commonwealth							(1,936)	27,832	(29,768)	(107.0)%
Preferred distributions							(1,997)	(1,997)	—	—%
Net (loss) income attributable to Equity Commonwealth common shareholders							$(3,933)	$25,835	$(29,768)	(115.2)%

(1)Comparable properties consist of four properties we owned continuously from April 1, 2020 to June 30, 2021.

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

Rental revenue. Rental revenue decreased $1.1 million, or 7.4%, in the 2021 period, compared to the 2020 period, primarily due to the loss of revenue from properties sold in 2020. Rental revenue at the comparable properties increased $0.1 million, or 0.5%, in the 2021 period, compared to the 2020 period, primarily due to a $0.2 million increase in escalations, a $0.2 million increase in base rent and a $0.1 million increase in real estate tax recoveries, partially offset by a $0.4 million increase in uncollectible receivables.

Other revenue. Other revenue, which primarily includes parking revenue, decreased $0.3 million, or 25.2%, in the 2021 period, compared to the 2020 period, primarily due to the decrease at the comparable properties. Other revenue decreased $0.2 million, or 18.4%, at the comparable properties in the 2021 period, compared to the 2020 period, primarily due to decreased parking revenue during the 2021 period as a result of the COVID-19 outbreak.

Operating expenses. Operating expenses decreased $0.1 million, or 1.3%, in the 2021 period, compared to the 2020 period, primarily due to the properties sold in 2020. Operating expenses increased $0.1 million, or 1.0%, at the comparable properties in the 2021 period, compared to the 2020 period, primarily due to a $0.1 million increase in real estate tax expense.

General and administrative. General and administrative expenses decreased $0.9 million, or 11.0%, in the 2021 period, compared to the 2020 period, primarily due to a $0.4 million decrease in share-based compensation expenses, a $0.2 million decrease in corporate rent expense and a $0.2 million decrease in legal expenses.

Interest and other income, net. Interest and other income, net decreased $2.8 million, or 63.4% in the 2021 period, compared to the 2020 period, primarily due to less interest received from lower average interest rates and lower average balances.

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
$26,916

(1) There was consideration of $2.0 million being held in escrow related to the sale of this property in 2019. In June 2020, these proceeds were released to the Company, and we recorded an additional $2.0 million gain on the sale for the three months ended June 30, 2020.

Income tax expense. Income tax expense decreased $28,000, or 47.5%, in the 2021 period, compared to the 2020 period, primarily due to a decrease in state and local taxes as a result of the sale of properties in 2020.

Net loss (income) attributable to noncontrolling interest. In 2017 through 2020, we granted LTIP Units to certain of our trustees and employees. Net loss (income) attributable to noncontrolling interest of $4,000 in the 2021 period and $(54,000) in the 2020 period relates to the allocation to the LTIP/OP Unit holders.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	2021	2020	$ Change	% Change
	(dollars in thousands)
Rental revenue	$28,140	$28,130	$10	—%	$143	$4,261	$28,283	$32,391	$(4,108)	(12.7)%
Other revenue	1,443	2,466	(1,023)	(41.5)%	—	228	1,443	2,694	(1,251)	(46.4)%
Operating expenses	(13,168)	(13,371)	203	(1.5)%	(41)	(2,067)	(13,209)	(15,438)	2,229	(14.4)%
Net operating income(3)	$16,415	$17,225	$(810)	(4.7)%	$102	$2,422	16,517	19,647	(3,130)	(15.9)%
Other expenses:
Depreciation and amortization							8,783	9,512	(729)	(7.7)%
General and administrative							23,119	18,906	4,213	22.3%
Total other expenses							31,902	28,418	3,484	12.3%
Interest and other income, net							3,469	16,338	(12,869)	(78.8)%
Interest expense							—	(611)	611	(100.0)%
Gain on sale of properties, net							—	446,536	(446,536)	(100.0)%
(Loss) income before income taxes							(11,916)	453,492	(465,408)	(102.6)%
Income tax expense							(62)	(99)	37	(37.4)%
Net (loss) income							(11,978)	453,393	(465,371)	(102.6)%
Net loss (income) attributable to noncontrolling interests							24	(802)	826	(103.0)%
Net (loss) income attributable to Equity Commonwealth							(11,954)	452,591	(464,545)	(102.6)%
Preferred distributions							(3,994)	(3,994)	—	—%
Net (loss) income attributable to Equity Commonwealth common shareholders							$(15,948)	$448,597	$(464,545)	(103.6)%

(1)Comparable properties consist of four properties we owned continuously from January 1, 2020 to June 30, 2021.

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

Rental revenue. Rental revenue decreased $4.1 million, or 12.7%, in the 2021 period, compared to the 2020 period, primarily due to the loss of revenue from properties sold in 2020. Rental revenue at the comparable properties slightly increased in the 2021 period, compared to the 2020 period, primarily due to a $0.4 million increase in base rent, a $0.2 million increase in real estate tax recoveries and a $0.2 million increase in escalations, partially offset by a $0.7 million increase in uncollectible receivables.

Other revenue. Other revenue, which primarily includes parking revenue, decreased $1.3 million, or 46.4%, in the 2021 period, compared to the 2020 period, primarily due to the decrease at the comparable properties. Other revenue decreased $1.0 million, or 41.5%, at the comparable properties in the 2021 period, compared to the 2020 period, primarily due to decreased parking revenue during the 2021 period as a result of the COVID-19 outbreak.

Operating expenses. Operating expenses decreased $2.2 million, or 14.4%, in the 2021 period, compared to the 2020 period, primarily due to the properties sold in 2020. Operating expenses decreased $0.2 million, or 1.5%, at the comparable properties in the 2021 period, compared to the 2020 period, primarily due to a $0.1 million decrease in utilities expense and a $0.1 million decrease in parking expense.

Depreciation and amortization. Depreciation and amortization decreased $0.7 million, or 7.7%, in the 2021 period, compared to the 2020 period, primarily due to the properties sold in 2020 and a decrease in depreciation and amortization of the corporate assets.

General and administrative. General and administrative expenses increased $4.2 million, or 22.3%, in the 2021 period, compared to the 2020 period, primarily due to a $7.1 million increase in compensation expenses primarily related to severance for our former Executive Vice President, Chief Financial Officer and Treasurer, partially offset by a $1.7 million decrease in state franchise taxes largely related to the 2020 property sales a $0.4 million decrease in bonus expense, a $0.4 million decrease in share-based compensation expense and a $0.3 million decrease in corporate rent expense.

Interest and other income, net. Interest and other income, net decreased $12.9 million, or 78.8%, in the 2021 period, compared to the 2020 period, primarily due to less interest received from lower average interest rates and lower average balances.

Interest expense. Interest expense decreased $0.6 million, or 100.0%, in the 2021 period, compared to the 2020 period, due to the repayment at par in July 2020 of mortgage debt at 206 East 9th Street.

Gain on sale of properties, net. We did not have any Gain on sale of properties, net in the 2021 period. Gain on sale of properties, net in the 2020 period primarily related to the following (dollars in thousands):

Asset	Gain on Sale, Net
109 Brookline Avenue	$225,190
333 108th Avenue NE	194,424
Georgetown-Green and Harris Buildings	24,916
Research Park(1)	2,000
$446,530

(1) There was consideration of $2.0 million being held in escrow related to the sale of this property in 2019. In June 2020, these proceeds were released to the Company, and we recorded an additional $2.0 million gain on the sale for the six months ended June 30, 2020.

Income tax expense. Income tax expense decreased $37,000, or 37.4%, in the 2021 period, compared to the 2020 period, primarily due to a decrease in state and local taxes as a result of the sale of properties in 2020.

Net loss (income) attributable to noncontrolling interest. In 2017 through 2020, we granted LTIP Units to certain of our trustees and employees. Net loss (income) attributable to noncontrolling interest of $24,000 in the 2021 period and $(0.8) million in the 2020 period relates to the allocation to the LTIP/OP Unit holders.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As of June 30, 2021, we had $3.0 billion of cash and cash equivalents.  We expect to use our cash balances, cash flow from our operations and proceeds of any future property sales to fund our operations, make distributions, repurchase our common shares, make acquisitions and/or investments in properties or businesses, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

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

Net cash flows provided by (used in) operating, investing and financing activities were $3.1 million, $(7.5) million and $(17.1) million, respectively, for the six months ended June 30, 2021, and $23.2 million, $652.1 million and $(34.1) million, respectively, for the six months ended June 30, 2020.  Changes in these three categories of our cash flows between 2021 and 2020 are primarily related to a decrease in property net operating income (as a result of property dispositions), a decrease in interest income (as a result of lower average interest rates on lower average balances in 2021), an increase in real estate improvements, payment of transaction costs, dispositions of properties, repurchase of our common shares and distributions to common shareholders.

Our Investment and Financing Liquidity and Resources

During the six months ended June 30, 2021, we paid an aggregate of $4.0 million of distributions on our series D preferred shares.  On July 6, 2021, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on August 16, 2021 to shareholders of record on July 30, 2021.

On March 1, 2021, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares through June 30, 2022. We did not repurchase any common shares under our common share repurchase program during the three months ended June 30, 2021.

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

During the three and six months ended June 30, 2021 and 2020, amounts capitalized at our properties, including properties sold, for tenant improvements, leasing costs and building improvements were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Tenant improvements(1)	$394	$2,448	$3,613	$3,325
Leasing costs(2)	501	299	769	1,245
Building improvements(3)	91	611	329	962

(1)Tenant improvements include capital expenditures to improve tenants’ spaces.
(2)Leasing costs include leasing commissions and related legal expenses.
(3)Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.

During the three months ended June 30, 2021, commitments made for expenditures in connection with leasing space at our properties were as follows (dollar and square foot measures in thousands):

	New Leases	Renewals	Total
Square feet leased during the period	8	21	29
Tenant improvements and leasing commissions	$855	$913	$1,768
Tenant improvements and leasing commissions per square foot	$106.93	$43.48	$60.47
Weighted average lease term by square foot (years)(1)	8.5	5.7	6.5
Tenant improvements and leasing commissions per square foot per year	$12.57	$7.57	$9.33

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation to FFO:
Net (loss) income	$(1,940)	$27,886	$(11,978)	$453,393
Real estate depreciation and amortization	4,385	4,174	8,686	9,055
Gain on sale of properties, net	—	(26,916)	—	(446,536)
FFO attributable to Equity Commonwealth	2,445	5,144	(3,292)	15,912
Preferred distributions	(1,997)	(1,997)	(3,994)	(3,994)
FFO attributable to Equity Commonwealth common shareholders and unitholders	$448	$3,147	$(7,286)	$11,918

Reconciliation to Normalized FFO:
FFO attributable to Equity Commonwealth common shareholders and unitholders	$448	$3,147	$(7,286)	$11,918
Straight-line rent adjustments	(561)	515	(868)	713
Executive severance expense	—	—	7,107	—
Taxes related to property sales included in general and administrative	—	10	—	1,458
Taxes related to property sales, net included in income tax expense	—	44	—	79
Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders	$(113)	$3,716	$(1,047)	$14,168

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

A reconciliation of NOI to net income for the three and six months ended June 30, 2021 and 2020, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Rental revenue	$14,114	$15,248	$28,283	$32,391
Other revenue	761	1,017	1,443	2,694
Operating expenses	(6,588)	(6,677)	(13,209)	(15,438)
NOI	$8,287	$9,588	$16,517	$19,647

NOI	$8,287	$9,588	$16,517	$19,647
Depreciation and amortization	(4,432)	(4,398)	(8,783)	(9,512)
General and administrative	(7,390)	(8,302)	(23,119)	(18,906)
Interest and other income, net	1,626	4,443	3,469	16,338
Interest expense	—	(302)	—	(611)
Gain on sale of properties, net	—	26,916	—	446,536
(Loss) income before income taxes	(1,909)	27,945	(11,916)	453,492
Income tax expense	(31)	(59)	(62)	(99)
Net (loss) income	$(1,940)	$27,886	$(11,978)	$453,393

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  Other Information

Item 1. Legal Proceedings.

We are or may become a party to various legal proceedings. We are not currently involved in any litigation nor, to our knowledge, is any litigation threatened against us where the outcome would, in our judgment based on information currently available to us, have a material adverse effect on the Company.

In connection with the Merger Agreement as of July 27, 2021, one lawsuit has been filed against the Company seeking damages and/or rescission, among other things. An adverse decision being entered for any lawsuit may adversely affect our financial results. See Note 12 to the Condensed Consolidated Financial Statements in Item 1. Financial Statements for further information on the Merger Agreement.

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

In addition to the common dividend Monmouth paid on June 15, 2021, the merger agreement permits Monmouth to declare and pay one additional regular quarterly common dividend of $0.18 per share, which the Monmouth board of directors declared on July 1, 2021, without triggering our right to declare and pay a corresponding common dividend to our shareholders. In addition, upon closing, shares of Monmouth Series C preferred stock will be converted automatically into the right to receive $25.00 per share plus accumulated and unpaid accrued dividends. The merger is currently expected to close in the second half of 2021, subject to the approval of our common shareholders and the Monmouth common shareholders and the satisfaction or waiver of other customary closing conditions. However, there is no guarantee that the conditions to the merger will be satisfied or waived, or that the merger will close in the time frame currently anticipated, or at all.

Prior to closing, the merger may present certain risks to our business, operations, and financial condition, including, among other things, that:

• failure to complete the merger, including due to the failure to obtain the approval of our shareholders or the Monmouth shareholders required to complete the merger or the failure of us or Monmouth to satisfy another closing condition, could negatively impact our stock price and future business and financial results;
• we expect to incur substantial expenses related to the merger, regardless of whether the merger is ultimately completed; and
• the pendency of the merger could adversely affect our business, operations, and financial condition, including by diverting significant focus of management and other resources or preventing us from undertaking other strategic transactions.

In addition, certain risks may continue to exist following the closing of the merger, including, among other things, that:

• we may be unable to successfully integrate Monmouth’s business;
• we may be unable to realize the anticipated benefits of the merger;
• our future results will suffer if we do not effectively manage our portfolio following the merger; and
• the market price of our common shares may decline as a result of the merger.

The exchange ratio will not be adjusted to address changes in the share prices of either the Company or Monmouth following the public announcement of the merger.

Upon the consummation of the merger, each outstanding share of Monmouth common stock will be converted automatically into the right to receive 0.67 of a newly issued share of our common shares of beneficial interest, with cash paid in lieu of any fractional shares. Pursuant to the terms of the Merger Agreement, the exchange ratio of 0.67 will not be adjusted for changes in the market price of either our common shares or Monmouth common shares. Changes in the market price of our common shares prior to the closing of the merger will affect the market value of the merger consideration that the holders of Monmouth common shares, stock options, and stock awards will receive upon completion of the merger. Stock price changes may result from a variety of factors (many of which are beyond our control), including the following factors:

• market reaction to the announcement of the merger;
• changes in the respective businesses, operations, assets, liabilities and prospects of the Company and Monmouth;
• changes in market assessments of the business, operations, financial position and prospects of the Company and/or Monmouth;
• market assessments of the likelihood that the merger will be completed;
• interest rates, general market and economic conditions and other factors generally affecting the market prices of our common shares or Monmouth common shares;
• federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and Monmouth operate; and
• other factors beyond our control, including those described or referred to elsewhere in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

The market price of our common shares at the closing of the merger may vary from the price on the date the Merger Agreement was executed and on the date of the special meeting of the Company. As a result, the market value of the merger consideration represented by the exchange ratio will also vary. Therefore, our shareholders cannot be sure of the market value of the consideration that will be paid to the holders of Monmouth common shares, stock options and stock awards upon completion of the merger.

The merger may not be completed on the terms or timeline currently contemplated, or at all.

Following the initial filing of the Company’s registration statement on Form S-4, Monmouth notified EQC that Monmouth received unsolicited acquisition proposals from Starwood Real Estate Investment Trust, Inc., which had participated in the recent strategic alternatives review process undertaken by the Monmouth board of directors. Although Monmouth's board of directors rejected each of the proposals received from Starwood, we cannot provide any assurances that Starwood or other third parties will not make additional unsolicited acquisition proposals that could prevent the completion of our pending merger with Monmouth.

In addition, each of Starwood and Blackwells has opposed our pending merger with Monmouth and Starwood has filed a proxy statement soliciting proxies from Monmouth’s shareholders in opposition to our pending merger. Such opposition increases the risk that our pending merger with Monmouth will not be approved by Monmouth’s shareholders.

In addition to the risk described above, under the terms of the Merger Agreement, the completion of the merger is subject to certain customary closing conditions, including, without limitation: (i) approval by our common shareholders of the issuance of our common shares in connection with the merger and approval by the Monmouth common shareholders of the merger and the other transactions contemplated by the Merger Agreement; (ii) approval from the New York Stock Exchange for the listing of our common shares to be issued in the merger; (iii) the absence of an injunction or law prohibiting the merger; (iv) the absence of any pending, threatened or outstanding government investigation with respect to the merger; (v) the accuracy of each party’s representations and warranties, subject in most cases to material adverse effect qualifications, and receipt by each party of a certificate to such effect from an officer of the other party; (vi) the absence of any material adverse effect with respect to either us or Monmouth; (vii) material compliance by each party with its covenants and agreements; (viii) receipt by us and by Monmouth of an opinion to the effect that the merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code and of an opinion as to the qualification of Monmouth and us, respectively, as a REIT under the Code; and (ix) effectiveness of the registration statement on Form S-4 filed by us with the SEC containing the joint proxy statement/prospectus being sent to our common shareholders and the Monmouth common shareholders. We cannot provide assurances that the merger will be consummated on the terms or timeline currently contemplated, or at all.

Failure to complete the merger could negatively impact our stock price and future business, operating and financial results.

If the merger is not completed, our ongoing business will be different and could be adversely affected and the Company will be subject to a variety of risks associated with the failure to complete the merger, including the following:

• the Company being required to reimburse Monmouth for its expenses up to $10.0 million if the Merger Agreement is terminated because our shareholders fail to approve the issuance of our common shares in connection with the merger
• the Company having to pay certain costs relating to the proposed merger, such as legal, accounting, financial advisor, filing, printing and mailing fees;
• diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the merger; and
• loss of the opportunity to strategically transition our business into the industrial sector.

If the merger is not completed, these risks could materially affect our business, operating and financial results, and stock price.

The pendency of the merger could materially and adversely affect our business and operations.

In response to the pending merger, some of our tenants, prospective tenants, or vendors may make decisions which could adversely affect our revenues, earnings, cash flows, and expenses, regardless of whether the merger is completed. In addition, due to operating restrictions in the Merger Agreement, we may be unable, during the pendency of the merger, to pursue other strategic transactions.

Monmouth and/or the Company have become (and could become) the target of shareholder litigation that could result in substantial costs and may delay or prevent the merger from being completed.
Shareholder litigation is often brought against companies that have entered into merger agreements. As of July 27, 2021, four lawsuits have been filed by purported Monmouth shareholders in the United States District Court for the Southern District of New York in connection with the proposed merger. In addition to naming Monmouth and the members of the Monmouth board of directors as defendants, one of the lawsuits names the Company as a defendant. The lawsuits challenge the merger-related disclosures in the Company’s registration statement on Form S-4. Although the Company and Monmouth believe these lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. There can be no assurances as to the outcome of these lawsuits or any future lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims, and, if the merger closes, the Company will generally succeed to and be responsible for any costs and/or liabilities associated with such lawsuits or claims against or other such liabilities incurred by Monmouth. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the merger on the agreed-upon terms, such an injunction may delay or prevent the merger from being completed, which may adversely affect our business, results of operations and financial position.

Our shareholders will be diluted by the merger.

The merger will dilute the ownership position of our common shareholders. Upon completion of the merger and after giving effect to the issuance of our common shares in connection therewith, we estimate that our continuing shareholders will own approximately 65% of our issued and outstanding common shares, and former Monmouth common shareholders will own approximately 35% of our issued and outstanding common shares. Consequently, our shareholders, as a general matter, will have less influence over our management and policies after the effective time of the merger than they currently exercise.

We have incurred substantial expenses related to the merger which could materially and adversely affect our financial results.

We have incurred substantial expenses in connection with pursuing the merger and expect to continue to incur substantial expenses in connection with integrating the business, operations, networks, systems, technologies, policies, and procedures of Monmouth with those of the Company. There are several systems that must be integrated, including accounting, finance, and property management. While we have assumed that we will incur significant transaction and integration expenses, there are a number of factors beyond our control that could affect the total amount or timing of our integration expenses. Many of the transaction and integration expenses that will be incurred, by their nature, are difficult to estimate accurately. As a result, the actual transaction and integration expenses incurred in connection with the merger could exceed the expenses estimated to be incurred in connection with the integration of the business.

Following the merger, we may be unable to timely and successfully integrate our current operations with those of Monmouth or realize the anticipated benefits of the merger.

The merger involves the combination of two companies that currently operate as independent public companies. We will be required to devote significant management attention and resources to integrating the companies’ portfolio and operations. Potential difficulties that we may encounter in the integration process include, among others, the following:

• the inability to successfully manage and grow the industrial portfolio in a manner that permits us to achieve the benefits anticipated from the merger, in the time frame currently anticipated, or at all;
• the inability to successfully realize the anticipated value from some of Monmouth’s assets or our assets;
• potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the merger;
• performance shortfalls as a result of the diversion of management's attention caused by completing the merger and integrating the companies’ operations; and
• the possibility that the integration process results in the distraction of our management, the disruption of our business or inconsistencies in our operations, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with tenants, employees and service providers or to achieve the anticipated benefits of the merger, or could otherwise adversely affect our business, results of operations and financial condition.

Our future results will suffer if we do not effectively manage our expanded operations following the merger.

Following the merger, we expect to continue to expand our portfolio through additional acquisitions. Our future success will depend, in part, upon our ability to expand our portfolio and manage our expanded operations, which may pose substantial challenges for us. There is no assurance that our expansion or acquisition opportunities will be successful, that we will manage our expanded portfolio successfully or that we will achieve the benefits anticipated from the merger.

Counterparties to certain significant agreements with Monmouth have, and may exercise, contractual rights under such agreements in connection with the merger.

Monmouth is party to certain agreements, including loan agreements, leases and certain other contracts, that may give the counterparty certain rights in connection with the merger, including in some cases certain consent rights or preferential options with respect to certain properties or the right to call an event of default under certain loan agreements if no such consent is provided. Under some of these agreements, the merger may trigger such rights, and any such counterparty may request modifications of their respective agreement as a condition to granting a waiver or consent We cannot provide any assurances that such counterparties will not exercise, or attempt to exercise, their rights under these agreements, or that the exercise, or attempted exercise, of rights under, or modification of, these agreements will not adversely affect our business or operations following the merger.

The merger represents a strategic transition for our business and we may encounter unanticipated difficulties and costs managing, growing, and integrating the Monmouth industrial portfolio which may have a material adverse effect on us.

The Monmouth portfolio is comprised primarily of industrial assets and the merger represents a strategic transition for our business into the industrial sector that will require a different set of management expertise and experience. We expect to have access to the appropriate resources, relationships and expertise to manage and grow the Monmouth portfolio, but there can be no assurance that we will be successful in our utilization, development, or procurement of such resources, relationships, and expertise. As a result, we may not be able to successfully manage and grow the Monmouth portfolio, and may not achieve the returns we expect, which could have a material adverse effect on us.

Following the merger, we may have difficulty selling our remaining office properties on favorable terms, or at all.

Following completion of the merger, we plan to sell our office properties, but we may not be able to do so on favorable terms, or at all. This may limit our ability to successfully manage and grow our industrial portfolio following the merger which could adversely affect our business or operations.

Following the merger, we may experience competition in acquiring industrial properties, which could adversely affect our business or operations.

We may face competition from various entities for investment opportunities in industrial properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Competition from these entities may reduce the number of suitable investment opportunities available to us or increase the bargaining power of property owners seeking to sell. This competition may cause us to acquire properties at higher prices than we would otherwise, and in such case our returns would be lower than they otherwise would be.

We may incur adverse tax consequences if Monmouth has failed or fails to qualify to be taxed under the Code as a REIT.

It is a condition to the obligation of the Company to complete the merger that it receive a written opinion of Monmouth’s tax counsel to the effect that, for Monmouth’s taxable year ended September 30, 2008 and through its taxable year ended September 30, 2020, Monmouth has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Code and its actual method of operation through the date of such opinion has enabled, and its proposed method of operation will continue to enable, Monmouth to meet the requirements for qualification and taxation as a REIT through the effective time of the merger. The opinion will be subject to customary exceptions, assumptions, and qualifications and will be based on customary representations made by Monmouth, and if any such representations are or become inaccurate or incomplete, such opinion may be invalid and the conclusions reached therein could be jeopardized. In addition, the opinion will not be binding on the Internal Revenue Service, or the IRS, or any court, and there can be no assurance that the IRS will not take a contrary position or that such position would not be sustained. If Monmouth has failed or fails to qualify to be taxed under the Code as a REIT and the merger is completed, we generally would succeed to and may incur significant tax liabilities and we could possibly fail to qualify as a REIT. In addition, if Monmouth has failed or fails to qualify to be taxed under the Code as a REIT and the merger is completed, for the five-year period following the merger closing, upon a taxable disposition of any of Monmouth’s assets, we generally would be subject to corporate level tax with respect to any gain in such asset at the time of the merger, and any of Monmouth’s earnings and profits accumulated in a non-REIT year must be distributed by us before the end of the taxable year in which the merger closes. For more information, see “Risk Factors—Risks Related to Our Taxation as a REIT” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Following the merger, the market price of our common shares may decline due to new risks confronting us.

After the closing of the merger, our results of operations and the market price of our common shares may be affected by other factors in addition to those currently affecting our stand-alone businesses. These factors include:

• a greater number of our common shares outstanding as compared to the number of common shares currently outstanding;
• risks associated with selling our four remaining office properties;
• risks associated with managing and growing the industrial portfolio; and
• risks associated with our management team managing a different asset class.

The market price of our common shares may decline as a result of the merger if we do not achieve the anticipated benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts, or the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts. In addition, following completion of the merger, our shareholders will own interests in a company managing a portfolio in a new sector with a different mix of properties, risks, and liabilities. Accordingly, our historical market prices and financial results may not be indicative for the Company after the merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Surrender of Common Shares for Tax Withholding

During the three months ended June 30, 2021, certain of our employees surrendered common shares to satisfy their statutory tax withholding obligations in connection with the vesting of restricted common shares and restricted stock units.

The following table summarizes all of these repurchases during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 2021	33,695	$28.15	N/A	N/A
May 2021	—	$—	N/A	N/A
June 2021	—	$—	N/A	N/A
Total	$33,695	$28.15

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

10.1
Agreement and Plan of Merger, dated May 4, 2021, by and among Equity Commonwealth, Monmouth Real Estate Investment Corporation and RS18 LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed May 5, 2021.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (Filed herewith.)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(+)    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
President and Chief Executive Officer
	Dated:	July 29, 2021

By:	/s/ William H. Griffiths
William H. Griffiths
Senior Vice President, Chief Financial Officer and Treasurer
	Dated:	July 29, 2021