Form 10-Q
period 2021-09-30
Equity Commonwealth
filed 2021-10-28
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of October 26, 2021:  120,905,251.

EQUITY COMMONWEALTH

FORM 10-Q

September 30, 2021

EXPLANATORY NOTE

References in this Quarterly Report on Form 10-Q to the “Company,” “EQC,” “we,” “us” or “our,” refer to Equity Commonwealth and its consolidated subsidiaries as of September 30, 2021, unless the context indicates otherwise.

i

PART I.      Financial Information

Item 1.         Financial Statements.
EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	September 30, 2021	December 31, 2020
		(audited)
ASSETS
Real estate properties:
Land	$44,060	$44,060
Buildings and improvements	362,391	357,650
	406,451	401,710
Accumulated depreciation	(154,230)	(143,319)
	252,221	258,391
Cash and cash equivalents	2,961,564	2,987,225
Rents receivable	15,473	14,702
Other assets, net	15,345	17,353
Total assets	$3,244,603	$3,277,671

LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$27,391	$20,588
Rent collected in advance	2,424	2,928
Distributions payable	2,954	10,991
Total liabilities	32,769	34,507

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6.50% cumulative convertible; 4,915,196 shares issued and outstanding, aggregate liquidation preference of $122,880	119,263	119,263
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 121,511,102 and 121,522,555 shares issued and outstanding, respectively	1,215	1,215
Additional paid in capital	4,282,106	4,294,632
Cumulative net income	3,800,186	3,814,948
Cumulative common distributions	(4,281,754)	(4,283,668)
Cumulative preferred distributions	(715,703)	(709,712)
Total shareholders’ equity	3,205,313	3,236,678
Noncontrolling interest	6,521	6,486
Total equity	3,211,834	3,243,164
Total liabilities and equity	$3,244,603	$3,277,671
See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rental revenue	$13,141	$15,742	$41,424	$48,133
Other revenue	740	743	2,183	3,437
Total revenues	13,881	16,485	43,607	51,570
Expenses:
Operating expenses	6,102	6,444	19,311	21,882
Depreciation and amortization	4,588	5,137	13,371	14,649
General and administrative	7,572	7,191	30,691	26,097
Total expenses	18,262	18,772	63,373	62,628
Interest and other income, net	1,599	2,606	5,068	18,944
Interest expense (including net amortization of debt premiums and deferred financing fees of $—, $(3), $— and $(119), respectively)	—	(9)	—	(620)
Gain on early extinguishment of debt	—	131	—	131
Gain on sale of properties, net	—	—	—	446,536
(Loss) income before income taxes	(2,782)	441	(14,698)	453,933
Income tax expense	(32)	(71)	(94)	(170)
Net (loss) income	(2,814)	370	(14,792)	453,763
Net loss (income) attributable to noncontrolling interest	6	(1)	30	(803)
Net (loss) income attributable to Equity Commonwealth	(2,808)	369	(14,762)	452,960
Preferred distributions	(1,997)	(1,997)	(5,991)	(5,991)
Net (loss) income attributable to Equity Commonwealth common shareholders	$(4,805)	$(1,628)	$(20,753)	$446,969

Weighted average common shares outstanding — basic	122,190	121,673	122,128	121,824
Weighted average common shares outstanding — diluted	122,190	121,673	122,128	126,282
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$(0.04)	$(0.01)	$(0.17)	$3.67
Diluted	$(0.04)	$(0.01)	$(0.17)	$3.59

Distributions declared per common share	$—	$3.50	$—	$3.50

See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands, except share data)
(unaudited)

	Equity Commonwealth Shareholders
	Number of Series D Preferred Shares	Series D Preferred Shares	Number of Common Shares	Common Shares	Additional Paid in Capital	Cumulative Net Income	Cumulative Common Distributions	Cumulative Preferred Distributions	Noncontrolling Interest	Total
Balance at July 1, 2021	4,915,196	$119,263	121,940,355	$1,219	$4,297,197	$3,802,994	$(4,281,670)	$(713,706)	$6,539	$3,231,836
Net loss	—	—	—	—	—	(2,808)	—	—	(6)	(2,814)
Repurchase of shares	—	—	(430,871)	(4)	(18,041)	—	—	—	—	(18,045)
Surrender of shares for tax withholding	—	—	(1,186)	—	(31)	—	—	—	—	(31)
Share-based compensation	—	—	2,804	—	2,801	—	—	—	187	2,988
Distributions	—	—	—	—	—	—	(84)	(1,997)	(19)	(2,100)
Adjustment for noncontrolling interest	—	—	—	—	180	—	—	—	(180)	—
Balance at September 30, 2021	4,915,196	$119,263	121,511,102	$1,215	$4,282,106	$3,800,186	$(4,281,754)	$(715,703)	$6,521	$3,211,834

Balance at January 1, 2021	4,915,196	$119,263	121,522,555	$1,215	$4,294,632	$3,814,948	$(4,283,668)	$(709,712)	$6,486	$3,243,164
Net loss	—	—	—	—	—	(14,762)	—	—	(30)	(14,792)
Repurchase of shares	—	—	(430,871)	(4)	(18,041)	—	—	—	—	(18,045)
Surrender of shares for tax withholding	—	—	(245,215)	(2)	(7,070)	—	—	—	—	(7,072)
Share-based compensation	—	—	664,633	6	11,889	—	—	—	694	12,589
Distributions	—	—	—	—	—	—	1,914	(5,991)	67	(4,010)
Adjustment for noncontrolling interest	—	—	—	—	696	—	—	—	(696)	—
Balance at September 30, 2021	4,915,196	$119,263	121,511,102	$1,215	$4,282,106	$3,800,186	$(4,281,754)	$(715,703)	$6,521	$3,211,834

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

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(14,792)	$453,763
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	11,471	12,292
Net amortization of debt premiums and deferred financing fees	—	(119)
Straight-line rental income	(1,277)	346
Other amortization	1,900	2,357
Amortization of right-of-use asset	—	572
Share-based compensation	12,589	9,891
Gain on early extinguishment of debt	—	(131)
Net gain on sale of properties	—	(446,536)
Change in assets and liabilities:
Rents receivable and other assets	407	(1,015)
Accounts payable, accrued expenses and other	735	1,556
Rent collected in advance	(504)	(1,266)
Net cash provided by operating activities	10,529	31,710

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(5,979)	(7,878)
Proceeds from sale of properties, net	—	655,053
Net cash (used in) provided by investing activities	(5,979)	647,175

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common shares	(18,163)	(26,895)
Payments on borrowings	—	(25,441)
Contributions from holders of noncontrolling interest	—	1
Distributions to common shareholders	(6,024)	(1,936)
Distributions to preferred shareholders	(5,991)	(5,991)
Distributions to holders of noncontrolling interest	(33)	(997)
Redemption of noncontrolling interest	—	(31)
Net cash used in financing activities	(30,211)	(61,290)

(Decrease) increase in cash, cash equivalents, and restricted cash	(25,661)	617,595
Cash, cash equivalents, and restricted cash at beginning of period	2,987,225	2,800,645
Cash and cash equivalents at end of period	$2,961,564	$3,418,240
See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$843
Taxes paid (refunded), net	244	(1,555)

NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$169	$980

NON-CASH FINANCING ACTIVITIES:
Distributions payable	$2,954	$438,105
See accompanying notes.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business

Equity Commonwealth, or the Company, is a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland. Our business is primarily the ownership and operation of office properties in the United States.

The Company operates in an umbrella partnership real estate investment trust, or UPREIT, and conducts substantially all of its activities through EQC Operating Trust, a Maryland real estate investment trust, or the Operating Trust. The Company beneficially owned 99.8% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust, or OP Units, as of September 30, 2021, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.

At September 30, 2021, our portfolio consisted of four properties (eight buildings), with a combined 1.5 million square feet. As of September 30, 2021, we had $3.0 billion of cash and cash equivalents.

On May 4, 2021, we entered into a merger agreement to acquire Monmouth Real Estate Investment Corporation (NYSE: MNR), or Monmouth, a publicly-traded industrial REIT. On August 31, 2021, following Monmouth’s failure to obtain shareholder approval of the merger, in accordance with the terms of the merger agreement, we terminated the merger agreement and were reimbursed $10.0 million by Monmouth for our out-of-pocket expenses. Total transaction costs net of the reimbursement resulted in $0.1 million of general and administrative expense recorded in the three and nine months ended September 30, 2021. For more information regarding the termination of the merger agreement, please read the Current Report on Form 8-K filed with the United States Securities and Exchange Commission on August 31, 2021.

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

Dollar amounts presented may be approximate. Share amounts are presented in whole numbers, except where noted.

Note 3.  Real Estate Properties

During the nine months ended September 30, 2021 and 2020, we made improvements, excluding tenant-funded improvements, to our properties totaling $5.2 million and $7.5 million, respectively.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property Dispositions:

We did not sell any properties during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, we sold the following properties, which did not represent strategic shifts under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205 (dollars in thousands):

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
(2)The sale represents an individually significant disposition. The operating results of this property are included in continuing operations for all periods presented through the date of sale. Net income (loss) related to this property was $0 and $21,000 for the three months ended September 30, 2021 and 2020, respectively, and $(14,000) and $193.2 million, of which $194.4 million related to the gain on sale, for the nine months ended September 30, 2021 and 2020, respectively.

Lease Payments

The FASB has issued additional guidance for companies to account for any COVID-19 related rent concessions in the form of FASB staff and board members’ remarks at the April 8, 2020 public meeting and the FASB staff question-and-answer document issued on April 10, 2020. We have elected the practical expedient to account for COVID-19 related rent concessions as if they were part of the enforceable rights and obligations of the parties under the existing lease contract. This policy has been elected for our lessor portfolio for any rent deferrals, and we have elected to treat the related leases as if they are unchanged. For the three and nine months ended September 30, 2021, we deferred collection of $0 and $20,000, respectively, of rental income on revenue that was recognized in that period.

Rental revenue consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease payments	$8,989	$9,692	$27,438	$31,445
Variable lease payments	4,152	6,050	13,986	16,688
Rental revenue	$13,141	$15,742	$41,424	$48,133

Note 4.  Shareholders’ Equity

Common Share Issuances:

See Note 7 for information regarding equity issuances related to share-based compensation.

Common Share Repurchases:

On March 1, 2021, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares through June 30, 2022, or the March 2021 Authorization. During the nine months ended September 30, 2021, we repurchased 430,871 of our common shares under the March 2021 Authorization, at a weighted average price of $25.70 per share, for a total investment of $11.1 million. As of September 30, 2021, we have $138.9 million of remaining authorization available under our share repurchase program.

During the nine months ended September 30, 2021 and 2020, certain of our employees and former employees surrendered 245,215 and 183,992 common shares owned by them, respectively, to satisfy their statutory tax withholding obligations in connection with the vesting of such common shares pursuant to our equity compensation plans.

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

Preferred Share Distributions:

In 2021, our Board of Trustees declared distributions on our series D preferred shares to date as follows:

Declaration Date	Record Date	Payment Date	Series D Dividend Per Share
January 11, 2021	January 28, 2021	February 16, 2021	$0.40625
April 9, 2021	April 29, 2021	May 17, 2021	$0.40625
July 6, 2021	July 30, 2021	August 16, 2021	$0.40625
October 7, 2021	October 29, 2021	November 15, 2021	$0.40625

Note 5.  Noncontrolling Interest

Noncontrolling interest represents the portion of the OP Units not beneficially owned by the Company. The ownership of an OP Unit and a common share of beneficial interest have essentially the same economic characteristics. Distributions with respect to OP Units will generally mirror distributions with respect to the Company’s common shares. Unitholders (other than the Company) generally have the right, commencing six months from the date of issuance of such OP Units, to cause the Operating Trust to redeem their OP Units in exchange for cash or, at the option of the Company, common shares of the Company on a one-for-one basis. As sole trustee, the Company has the sole discretion to elect whether the redemption right will be satisfied by the Company in cash or the Company’s common shares. As a result, the Noncontrolling interest is classified as permanent equity. As of September 30, 2021, the portion of the Operating Trust not beneficially owned by the Company is in the form of OP Units and LTIP Units (see Note 7 for a description of LTIP Units). LTIP Units may be subject to additional vesting requirements.

The following table presents the changes in Equity Commonwealth’s issued and outstanding common shares and units for the nine months ended September 30, 2021:

	Common Shares	OP Units and LTIP Units	Total
Outstanding at January 1, 2021	121,522,555	243,516	121,766,071
Repurchase and surrender of shares	(676,086)	—	(676,086)
Share-based compensation grants and vesting, net of forfeitures	664,633	3,701	668,334
Outstanding at September 30, 2021	121,511,102	247,217	121,758,319
Noncontrolling ownership interest in the Operating Trust			0.20%

The carrying value of the Noncontrolling interest is allocated based on the number of OP Units and LTIP Units in proportion to the number of OP Units and LTIP Units plus the number of common shares. We adjust the Noncontrolling interest balance at the end of each period to reflect the noncontrolling partners’ interest in the net assets of the Operating Trust. Net income is allocated to the Noncontrolling interest in the Operating Trust based on the weighted average ownership percentage during the period. Equity Commonwealth’s weighted average ownership interest in the Operating Trust was 99.80% and 99.80% for the three and nine months ended September 30, 2021, respectively.

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

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our provision for income taxes consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Current:
State and local	$(32)	$(71)	$(94)	$(170)
Income tax expense	$(32)	$(71)	$(94)	$(170)

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
2021 Equity Award Activity

During the nine months ended September 30, 2021, 523,662 RSUs vested, and, as a result, we issued 523,662 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations (see Note 4).
On June 23, 2021, in accordance with the Company’s compensation program for independent Trustees, the Committee awarded each of the six independent Trustees $0.1 million in restricted shares or time-based LTIP Units as part of their compensation for the 2021-2022 year of service on the Board of Trustees. These awards equated to 3,701 shares or time-based LTIP Units per Trustee, for a total of 18,505 shares and 3,701 time-based LTIP Units, valued at $27.02 per share and unit, the closing price of our common shares on the New York Stock Exchange, or the NYSE, on that day. These shares and time-based LTIP Units vest one year after the date of the award, on June 23, 2022.
On January 25, 2021, the Committee approved grants in the aggregate amount of 122,466 restricted shares and 248,646 RSUs at target (619,750 RSUs at maximum) to the Company’s officers, certain employees, and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2020. The restricted shares were valued at $28.25 per share, the closing price of our common shares on the NYSE on the grant date. The assumptions and fair value for the RSUs and

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

market-based LTIP Units granted during the nine months ended September 30, 2021 are included in the following table on a per share basis.

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
On June 23, 2020, in accordance with the Company’s compensation program for independent Trustees, the Committee awarded each of the then-existing nine independent Trustees $0.1 million in restricted shares or time-based LTIP Units as part of their compensation for the 2020-2021 year of service on the Board of Trustees. These awards equated to 3,184 shares or time-based LTIP Units per Trustee, for a total of 19,104 shares and 9,552 time-based LTIP Units, valued at $31.41 per share and unit, the closing price of our common shares on the NYSE on that day. These shares and time-based LTIP Units vested on June 23, 2021.
On September 16, 2020, following the resignation of one of our then-existing nine independent trustees, our Board of Trustees appointed a new independent Trustee. In accordance with the Company's compensation plan for independent Trustees, the Committee awarded this Trustee $0.1 million in restricted shares as part of her prorated compensation for the 2020-2021 year of service on the Board of Trustees. This award equated to 2,526 shares valued at $30.39 per share, the closing price of our common shares on the NYSE on that day. These shares vested on June 23, 2021.
Outstanding Equity Awards
As of September 30, 2021, the estimated future compensation expense for all unvested restricted shares and time-based LTIP Units was $5.9 million. Compensation expense for the restricted share and time-based LTIP Unit awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares and time-based LTIP units is approximately 2.4 years.
As of September 30, 2021, the estimated future compensation expense for all unvested RSUs and market-based LTIP Units was $12.4 million. The weighted average period over which the future compensation expense will be recorded for the RSUs and market-based LTIP Units is approximately 2.2 years.
During the three months ended September 30, 2021 and 2020, we recorded $3.0 million and $3.3 million, respectively, and during the nine months ended September 30, 2021 and 2020, we recorded $12.6 million and $9.9 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our trustees, eligible consultants and employees related to our equity compensation plans. Compensation expense recorded during the nine months ended September 30, 2021 and 2020 includes $3.5 million and $17,000, respectively, of accelerated vesting due to staffing reductions. Forfeitures are recognized as they occur. At September 30, 2021, 1,526,730 shares/units remain available for issuance under the Equity Commonwealth 2015 Omnibus Incentive Plan, as amended.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8.  Fair Value of Assets and Liabilities

As of September 30, 2021, we do not have any assets or liabilities measured at fair value.

Financial Instruments

Our financial instruments include our cash and cash equivalents.  At September 30, 2021 and December 31, 2020, the fair value of these financial instruments was not different from their carrying values.

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable. As of September 30, 2021, no single tenant of ours is responsible for more than 10% of our consolidated revenues.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator for earnings per common share - basic:
Net (loss) income	$(2,814)	$370	$(14,792)	$453,763
Net loss (income) attributable to noncontrolling interest	6	(1)	30	(803)
Preferred distributions	(1,997)	(1,997)	(5,991)	(5,991)
Numerator for net (loss) income per share - basic	$(4,805)	$(1,628)	$(20,753)	$446,969

Numerator for earnings per common share - diluted:
Net (loss) income	$(2,814)	$370	$(14,792)	$453,763
Net loss (income) attributable to noncontrolling interests	6	(1)	30	(803)
Preferred distributions	(1,997)	(1,997)	(5,991)	—
Numerator for net (loss) income per share - diluted	$(4,805)	$(1,628)	$(20,753)	$452,960

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic(1)	122,190	121,673	122,128	121,824
RSUs(2)	—	—	—	1,525
LTIP Units(3)	—	—	—	76
Series D preferred shares; 6.50% cumulative convertible	—	—	—	2,857
Weighted average number of common shares outstanding - diluted	122,190	121,673	122,128	126,282

Net (loss) income per common share attributable to Equity Commonwealth common shareholders:
Basic	$(0.04)	$(0.01)	$(0.17)	$3.67
Diluted	$(0.04)	$(0.01)	$(0.17)	$3.59

Anti-dilutive securities(4):
Effect of Series D preferred shares; 6.50% cumulative convertible	3,237	2,857	3,237	—
Effect of RSUs(2)	490	1,525	601	—
Effect of LTIP Units	66	206	93	115
Effect of OP Units(5)	223	113	203	99

(1) The three months ended September 30, 2021 and 2020, include 262 and 150 weighted-average, unvested, earned RSUs, respectively, and the nine months ended September 30, 2021 and 2020, include 255 and 159 weighted-average, unvested, earned RSUs, respectively.
(2) Represents the weighted-average number of common shares that would have been issued if the quarter-end was the measurement date for unvested, unearned RSUs.
(3) Represents the weighted-average dilutive shares issuable from LTIP Units if the quarter-end was the measurement date for the periods shown.
(4) The Series D preferred shares are excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2021 and for the three months ended September 30, 2020, because including the Series D preferred shares would also require that the preferred distributions be added back to net income, resulting in anti-dilution. The

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RSUs and market-based LTIP Units are excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2021 and for the three months ended September 30, 2020, because including them results in anti-dilution.
(5) Beneficial interests in the Operating Trust.

Note 10.  Segment Information

Our primary business is the ownership and operation of office properties, and we currently have one reportable segment.  One hundred percent of our revenues for the nine months ended September 30, 2021 were from office properties.

Note 11.  Related Person Transactions

The following discussion includes a description of our related person transactions for the nine months ended September 30, 2021 and 2020.

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

In December 2020, we entered into an amendment to the 20th/21st Floor Office Lease extending the lease term for one year, through December 31, 2021. There are no renewal options. The lease payment for the extended term is $0.3 million.

During the three months ended September 30, 2021 and 2020, we recognized expense of $0.1 million and $0.2 million, respectively, and during the nine months ended September 30, 2021 and 2020, we recognized expense of $0.2 million and $0.7 million, respectively, pursuant to the 20th/21st Floor Office Lease and the related storage space. As of September 30, 2021 and December 31, 2020, we did not have any amounts due to Two North Riverside Plaza Joint Venture Limited Partnership pursuant to the 20th/21st Floor Office Lease.

Note 12.  Subsequent Events

Preferred Share Distribution

On October 7, 2021, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on November 15, 2021 to shareholders of record on October 29, 2021.

Common Share Repurchases

From October 1, 2021 through October 26, 2021, we repurchased 605,506 of our common shares under the March 2021 Authorization, at a weighted average price of $25.93 per share, for a total investment of $15.7 million. In total, we have repurchased 1,036,377 of our common shares at a weighted average price of $25.83 per share through October 26, 2021 under the March 2021 Authorization and have $123.2 million of remaining authorization available under our share repurchase program.

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

OVERVIEW

We are an internally managed and self-advised REIT primarily engaged in the ownership and operation of office properties in the United States. We were formed in 1986 under Maryland law. The Company operates as an UPREIT, conducting substantially all of its activities through the Operating Trust. As of September 30, 2021, the Company beneficially owned 99.8% of the outstanding OP Units.

At September 30, 2021, our portfolio consisted of four properties (eight buildings), with a combined 1.5 million square feet. As of September 30, 2021, we had $3.0 billion of cash and cash equivalents.

We use leasing and occupancy metrics to evaluate the performance of our properties. We believe these metrics provide useful information to investors because they reflect the leasing activity and vacant space at the properties and may facilitate comparisons of our leasing and occupancy metrics with other REITs and real estate companies.

As of September 30, 2021, our overall portfolio was 82.5% leased. During the three months ended September 30, 2021, we entered into leases for 9,000 square feet, including a lease renewal for 3,000 square feet and new leases for 6,000 square feet. The renewal lease entered into during the three months ended September 30, 2021 had cash and GAAP rental rates that were approximately 1.7% higher and 4.9% lower, respectively, compared to prior rental rates for the same space, and new leases entered into during the three months ended September 30, 2021 had weighted average cash and GAAP rental rates that were approximately 0.4% lower and 4.0% higher, respectively, compared to prior rental rates for the same space. The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatements, the magnitude and timing of contractual rent increases over the lease term, and the length of term for the newly executed leases compared to the prior leases. Percent change in GAAP and cash rents is a comparison of current rent, including estimated tenant expense reimbursements, if any, to the rent, including actual/projected tenant expense reimbursements, if any, last received for the same space on a GAAP and cash basis, respectively. Cash rent during the reporting period is calculated before deducting any initial period free rent.

We have engaged CBRE, Inc., or CBRE, to provide property management services. We pay CBRE a property-by-property management fee and may engage CBRE from time-to-time to perform project management services, such as coordinating and overseeing the completion of tenant improvements and other capital projects at the properties. We reimburse CBRE for certain expenses incurred in the performance of its duties, including certain personnel and equipment costs. For the three months ended September 30, 2021 and 2020, we incurred expenses of $0.7 million and $0.7 million, respectively, and for the nine months ended September 30, 2021 and 2020, we incurred expenses of $2.2 million and $2.5 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a percentage of the properties’ revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of September 30, 2021 and December 31, 2020, we had amounts payable pursuant to these services of $0.3 million and $0.3 million, respectively.

After executing on our disposition strategy and evaluating a variety of opportunities to invest our capital, on May 4, 2021, we entered into a merger agreement to acquire Monmouth Real Estate Investment Corporation, or Monmouth, a publicly-traded industrial REIT. On August 31, 2021, following Monmouth’s failure to obtain shareholder approval of the merger, in accordance with the terms of the merger agreement, we terminated the merger agreement.

Following the termination of the merger agreement with Monmouth, we have shifted our focus to capital allocation and are continuing to evaluate investment opportunities. We are seeking to use the strength and liquidity of our balance sheet for investments in high-quality assets or businesses in a range of property types that offer a compelling risk-reward profile. We may also determine to sell, liquidate or otherwise exit our business if we believe doing so will maximize shareholder value.

Our business has been and may continue to be impacted by the evolving COVID-19 outbreak. Since first surfacing, the outbreak has spread throughout the world and has significantly impacted the United States. The pandemic has led to severe business disruptions, including a dramatic decline in economic activity generally. The duration of the business disruption continues to be unknown at this time. Many of our employees and the vast majority of our tenants' employees are currently working at least in part remotely and may be subject to government-imposed restrictions. Due to the uncertainty created by the pandemic, the Company has experienced a significant reduction in leasing interest and activity when compared to pre-pandemic levels. For the three months ended September 30, 2021, in our comparable property portfolio, we collected 97% of contractual rents. For October, to date, we have collected 96% of contractual rents. We currently are not able to estimate the full impact of the COVID-19 outbreak on our business.

Property Operations

Leased occupancy data for 2021 and 2020 are as follows (square feet in thousands):

	All Properties		Comparable Properties(1)
	As of September 30,		As of September 30,
	2021	2020	2021	2020
Total properties	4	4	4	4
Total square feet	1,507	1,507	1,507	1,507
Percent leased(2)	82.5%	87.7%	82.5%	87.7%

(1)Based on properties owned continuously from January 1, 2020 through September 30, 2021, and excludes properties sold.
(2)Percent leased is the percent of space subject to signed leases. Percent leased is disclosed to quantify the ratio of leased square feet to rentable square feet and we believe provides useful information as to the proportion of rentable square feet subject to a lease.

The weighted average lease term based on square feet for leases entered into during the three months ended September 30, 2021 was 3.3 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for the leases entered into during the three months ended September 30, 2021 totaled $0.1 million, or $13.50 per square foot on average (approximately $4.14 per square foot per year of the lease term).

As of September 30, 2021, approximately 3.1% of our leased square feet and 3.9% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2021.  Renewal and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring for the remainder of 2021, that have not been backfilled, are slightly above market. Lease expirations by year, as of September 30, 2021, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring(1)	Leased Square Feet Expiring(2)	% of Leased Square Feet Expiring(2)	Cumulative % of Leased Square Feet Expiring(2)	Annualized Rental Revenue Expiring(3)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2021	3	38	3.1%	3.1%	$2,169	3.9%	3.9%
2022	13	108	8.7%	11.8%	5,658	10.1%	14.0%
2023	18	199	16.0%	27.8%	8,983	16.1%	30.1%
2024	17	216	17.3%	45.1%	9,918	17.8%	47.9%
2025	11	145	11.7%	56.8%	5,558	10.0%	57.9%
2026	8	76	6.1%	62.9%	2,942	5.3%	63.2%
2027	12	124	10.0%	72.9%	5,088	9.1%	72.3%
2028	4	63	5.0%	77.9%	3,202	5.7%	78.0%
2029	6	139	11.2%	89.1%	6,699	11.9%	89.9%
2030	4	66	5.3%	94.4%	2,771	5.0%	94.9%
Thereafter	5	70	5.6%	100.0%	2,835	5.1%	100.0%
	101	1,244	100.0%		$55,823	100.0%

Weighted average remaining lease term (in years):		4.4			4.3

(1)Tenants with leases expiring in multiple years are counted in each year they expire.
(2)Leased Square Feet as of September 30, 2021 includes space subject to leases that have commenced for revenue recognition purposes in accordance with GAAP, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants. The Leased Square Feet Expiring corresponds to the latest-expiring signed lease for a given suite. Thus, backfilled suites expire in the year stipulated by the new lease.
(3)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of September 30, 2021, plus estimated recurring expense reimbursements; excludes lease value amortization, straight-line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

The principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of September 30, 2021, tenants representing 2.5% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant		Square Feet(1)	% of Total Leased Square Feet(1)	% of Annualized Rental Revenue(2)	Weighted Average Remaining Lease Term
1.	Equinor Energy Services, Inc.	80	6.4%	6.0%	2.3
2.	KPMG, LLP	71	5.7%	5.4%	7.7
3.	Crowdstrike, Inc.	36	2.9%	3.9%	3.1
4.	CBRE, Inc.	40	3.2%	3.6%	6.5
5.	Salesforce.com, Inc.(3)	65	5.2%	3.6%	4.2
6.	Kazoo, Inc.(4)	26	2.1%	2.8%	1.7
7.	Alden Torch Financial, LLC	34	2.7%	2.7%	5.4
8.	Capitol Services, Inc.	26	2.1%	2.6%	0.8
9.	Young & Rubicam LLC	24	1.9%	2.5%	0.3
	Total	402	32.2%	33.1%	4.0

(1)Total Leased Square Feet as of September 30, 2021 includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants.
(2)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of September 30, 2021, plus estimated recurring expense reimbursements; excludes lease value amortization, straight-line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.
(3)Our lease with Salesforce.com, Inc. had partially commenced as of September 30, 2021. Approximately 44,000 square feet commenced as of December 31, 2020, and the remaining 21,000 square feet commenced in October of 2021.
(4)During the second quarter of 2021, Kazoo, Inc. signed a five-year extension for approximately 13,000 square feet. The extension commenced in October of 2021.
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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Three Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	2021	2020	$ Change	% Change
	(dollars in thousands)
Rental revenue	$13,142	$15,540	$(2,398)	(15.4)%	$(1)	$202	$13,141	$15,742	$(2,601)	(16.5)%
Other revenue	739	736	3	0.4%	1	7	740	743	(3)	(0.4)%
Operating expenses	(6,090)	(6,452)	362	(5.6)%	(12)	8	(6,102)	(6,444)	342	(5.3)%
Net operating income(3)	$7,791	$9,824	$(2,033)	(20.7)%	$(12)	$217	7,779	10,041	(2,262)	(22.5)%
Other expenses:
Depreciation and amortization							4,588	5,137	(549)	(10.7)%
General and administrative							7,572	7,191	381	5.3%
Total other expenses							12,160	12,328	(168)	(1.4)%
Interest and other income, net							1,599	2,606	(1,007)	(38.6)%
Interest expense							—	(9)	9	(100.0)%
Gain on early extinguishment of debt							—	131	(131)	(100.0)%
(Loss) income before income taxes							(2,782)	441	(3,223)	(730.8)%
Income tax expense							(32)	(71)	39	(54.9)%
Net (loss) income							(2,814)	370	(3,184)	(860.5)%
Net loss (income) attributable to noncontrolling interest							6	(1)	7	(700.0)%
Net (loss) income attributable to Equity Commonwealth							(2,808)	369	(3,177)	(861.0)%
Preferred distributions							(1,997)	(1,997)	—	—%
Net (loss) income attributable to Equity Commonwealth common shareholders							$(4,805)	$(1,628)	$(3,177)	195.1%

(1)Comparable properties consist of four properties we owned continuously from July 1, 2020 to September 30, 2021.

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

Rental revenue. Rental revenue decreased $2.6 million, or 16.5%, in the 2021 period, compared to the 2020 period, primarily due to the decrease in rental revenue at the comparable properties. Rental revenue at the comparable properties decreased $2.4 million, or 15.4%, in the 2021 period, compared to the 2020 period, primarily due to a $1.3 million decrease in lease termination fees, a $0.5 million decrease in real estate tax recoveries and a $0.4 million increase in uncollectible receivables.

Operating expenses. Operating expenses decreased $0.3 million, or 5.3%, in the 2021 period, compared to the 2020 period, primarily due to the decrease at the comparable properties. Operating expenses decreased $0.4 million, or 5.6%, at the comparable properties in the 2021 period, compared to the 2020 period, primarily due to a $0.6 million decrease in real estate tax expense.

Depreciation and amortization. Depreciation and amortization decreased $0.5 million, or 10.7%, in the 2021 period, compared to the 2020 period, primarily due to a decrease in depreciation and amortization related to an early lease termination in 2020 and a decrease in depreciation and amortization of the corporate assets.

General and administrative. General and administrative expenses increased $0.4 million, or 5.3%, in the 2021 period, compared to the 2020 period, primarily due to a $0.6 million increase in bonus expense and a $0.4 million increase in compensation expenses primarily related to severance, partially offset by a $0.4 million decrease in share-based compensation expenses and a $0.2 million decrease in corporate rent expense.

Interest and other income, net. Interest and other income, net decreased $1.0 million, or 38.6% in the 2021 period, compared to the 2020 period, primarily due to less interest received from lower average interest rates and lower average balances, partially offset by sold property expense in the 2020 period.

Gain on early extinguishment of debt. The gain on early extinguishment of debt of $0.1 million in the 2020 period reflects the write off of an unamortized premium, net of prepayment fees and the write off of unamortized deferred financing fees related to the repayment at par of mortgage debt at 206 East 9th Street.

Income tax expense. Income tax expense decreased $39,000 in the 2021 period, compared to the 2020 period, primarily due to a decrease in state and local taxes as a result of the sale of properties in 2020.

Net loss (income) attributable to noncontrolling interest. In 2017 through 2020, we granted LTIP Units to certain of our trustees and employees. Net loss (income) attributable to noncontrolling interest of $6,000 in the 2021 period and $(1,000) in the 2020 period relates to the allocation to the LTIP/OP Unit holders.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2021, Compared to Nine Months Ended September 30, 2020

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	2021	2020	$ Change	% Change
	(dollars in thousands)
Rental revenue	$41,282	$43,670	$(2,388)	(5.5)%	$142	$4,463	$41,424	$48,133	$(6,709)	(13.9)%
Other revenue	2,182	3,202	(1,020)	(31.9)%	1	235	2,183	3,437	(1,254)	(36.5)%
Operating expenses	(19,258)	(19,823)	565	(2.9)%	(53)	(2,059)	(19,311)	(21,882)	2,571	(11.7)%
Net operating income(3)	$24,206	$27,049	$(2,843)	(10.5)%	$90	$2,639	24,296	29,688	(5,392)	(18.2)%
Other expenses:
Depreciation and amortization							13,371	14,649	(1,278)	(8.7)%
General and administrative							30,691	26,097	4,594	17.6%
Total other expenses							44,062	40,746	3,316	8.1%
Interest and other income, net							5,068	18,944	(13,876)	(73.2)%
Interest expense							—	(620)	620	(100.0)%
Gain on early extinguishment of debt							—	131	(131)	(100.0)%
Gain on sale of properties, net							—	446,536	(446,536)	(100.0)%
(Loss) income before income taxes							(14,698)	453,933	(468,631)	(103.2)%
Income tax expense							(94)	(170)	76	(44.7)%
Net (loss) income							(14,792)	453,763	(468,555)	(103.3)%
Net loss (income) attributable to noncontrolling interests							30	(803)	833	(103.7)%
Net (loss) income attributable to Equity Commonwealth							(14,762)	452,960	(467,722)	(103.3)%
Preferred distributions							(5,991)	(5,991)	—	—%
Net (loss) income attributable to Equity Commonwealth common shareholders							$(20,753)	$446,969	$(467,722)	(104.6)%

(1)Comparable properties consist of four properties we owned continuously from January 1, 2020 to September 30, 2021.

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

Rental revenue. Rental revenue decreased $6.7 million, or 13.9%, in the 2021 period, compared to the 2020 period, primarily due to the loss of revenue from properties sold in 2020 and a decrease in rental revenue at the comparable properties. Rental revenue at the comparable properties decreased $2.4 million, or 5.5%, in the 2021 period, compared to the 2020 period, primarily due to a $1.3 million decrease in lease termination fees, a $1.1 million increase in uncollectible receivables and a $0.3 million decrease in real estate tax recoveries, partially offset by a $0.4 million increase in escalations.

Other revenue. Other revenue, which primarily includes parking revenue, decreased $1.3 million, or 36.5%, in the 2021 period, compared to the 2020 period, primarily due to the decrease at the comparable properties. Other revenue decreased $1.0 million, or 31.9%, at the comparable properties in the 2021 period, compared to the 2020 period, primarily due to decreased parking revenue as a result of the COVID-19 outbreak.

Operating expenses. Operating expenses decreased $2.6 million, or 11.7%, in the 2021 period, compared to the 2020 period, primarily due to the properties sold in 2020. Operating expenses decreased $0.6 million, or 2.9%, at the comparable properties in the 2021 period, compared to the 2020 period, primarily due to a $0.5 million decrease in real estate tax expense.

Depreciation and amortization. Depreciation and amortization decreased $1.3 million, or 8.7%, in the 2021 period, compared to the 2020 period, primarily due to the properties sold in 2020, a decrease in depreciation and amortization related to an early lease termination in 2020 and a decrease in depreciation and amortization of the corporate assets.

General and administrative. General and administrative expenses increased $4.6 million, or 17.6%, in the 2021 period, compared to the 2020 period, primarily due to a $7.5 million increase in compensation expenses primarily related to severance for our former Executive Vice President, Chief Financial Officer and Treasurer, partially offset by a $1.7 million decrease in state franchise taxes largely related to the 2020 property sales, a $0.7 million decrease in share-based compensation expense and a $0.5 million decrease in corporate rent expense.

Interest and other income, net. Interest and other income, net decreased $13.9 million, or 73.2%, in the 2021 period, compared to the 2020 period, primarily due to less interest received from lower average interest rates and lower average balances, partially offset by sold property expense in the 2020 period.

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

Income tax expense. Income tax expense decreased $76,000 in the 2021 period, compared to the 2020 period, primarily due to a decrease in state and local taxes as a result of the sale of properties in 2020.

Net loss (income) attributable to noncontrolling interest. In 2017 through 2020, we granted LTIP Units to certain of our trustees and employees. Net loss (income) attributable to noncontrolling interest of $30,000 in the 2021 period and $(0.8) million in the 2020 period relates to the allocation to the LTIP/OP Unit holders.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As of September 30, 2021, we had $3.0 billion of cash and cash equivalents.  We expect to use our cash balances, cash flow from our operations and proceeds of any future property sales to fund our operations, make distributions, repurchase our common shares, make acquisitions and/or investments in properties or businesses, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

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

Net cash flows provided by (used in) operating, investing and financing activities were $10.5 million, $(6.0) million and $(30.2) million, respectively, for the nine months ended September 30, 2021, and $31.7 million, $647.2 million and $(61.3) million, respectively, for the nine months ended September 30, 2020.  Changes in these three categories of our cash flows between 2021 and 2020 are primarily related to a decrease in property net operating income (as a result of property dispositions), a decrease in interest income (as a result of lower average interest rates on lower average balances in 2021), a decrease in real estate improvements, dispositions of properties, repayments of debt, repurchase of our common shares and distributions to common shareholders.

Our Investment and Financing Liquidity and Resources

During the nine months ended September 30, 2021, we paid an aggregate of $6.0 million of distributions on our series D preferred shares.  On October 7, 2021, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on November 15, 2021 to shareholders of record on October 29, 2021.

On March 1, 2021, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares through June 30, 2022, or the March 2021 Authorization. During the nine months ended September 30, 2021, we repurchased 430,871 of our common shares under the March 2021 Authorization, at a weighted average price of $25.70 per share, for a total investment of $11.1 million. As of September 30, 2021, we have $138.9 million of remaining authorization available under our share repurchase program.

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

During the three and nine months ended September 30, 2021 and 2020, amounts capitalized at our properties, including properties sold, for tenant improvements, leasing costs and building improvements were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Tenant improvements(1)	$1,001	$2,491	$4,614	$5,816
Leasing costs(2)	34	29	803	1,274
Building improvements(3)	219	697	548	1,659

(1)Tenant improvements include capital expenditures to improve tenants’ spaces.
(2)Leasing costs include leasing commissions and related legal expenses.
(3)Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.

During the three months ended September 30, 2021, commitments made for expenditures in connection with leasing space at our properties were as follows (dollar and square foot measures in thousands):

	New Leases	Renewals	Total
Square feet leased during the period	6	3	9
Tenant improvements and leasing commissions	$113	$8	$121
Tenant improvements and leasing commissions per square foot	$18.82	$2.67	$13.50
Weighted average lease term by square foot (years)(1)	3.3	3.3	3.3
Tenant improvements and leasing commissions per square foot per year	$5.77	$0.82	$4.14

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

The following table provides a reconciliation of net income to FFO attributable to Equity Commonwealth common shareholders and unitholders and a reconciliation to Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation to FFO:
Net (loss) income	$(2,814)	$370	$(14,792)	$453,763
Real estate depreciation and amortization	4,546	4,917	13,232	13,972
Gain on sale of properties, net	—	—	—	(446,536)
FFO attributable to Equity Commonwealth	1,732	5,287	(1,560)	21,199
Preferred distributions	(1,997)	(1,997)	(5,991)	(5,991)
FFO attributable to Equity Commonwealth common shareholders and unitholders	$(265)	$3,290	$(7,551)	$15,208

Reconciliation to Normalized FFO:
FFO attributable to Equity Commonwealth common shareholders and unitholders	$(265)	$3,290	$(7,551)	$15,208
Straight-line rent adjustments	(409)	(367)	(1,277)	346
Sold property expense included in interest and other income, net	—	515	—	515
Gain on early extinguishment of debt	—	(131)	—	(131)
Executive severance expense	—	—	7,107	—
Taxes related to property sales included in general and administrative	—	—	—	1,458
Taxes related to property sales, net included in income tax expense	—	99	—	178
Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders	$(674)	$3,406	$(1,721)	$17,574

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

A reconciliation of NOI to net income for the three and nine months ended September 30, 2021 and 2020, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Rental revenue	$13,141	$15,742	$41,424	$48,133
Other revenue	740	743	2,183	3,437
Operating expenses	(6,102)	(6,444)	(19,311)	(21,882)
NOI	$7,779	$10,041	$24,296	$29,688

NOI	$7,779	$10,041	$24,296	$29,688
Depreciation and amortization	(4,588)	(5,137)	(13,371)	(14,649)
General and administrative	(7,572)	(7,191)	(30,691)	(26,097)
Interest and other income, net	1,599	2,606	5,068	18,944
Interest expense	—	(9)	—	(620)
Gain on early extinguishment of debt	—	131	—	131
Gain on sale of properties, net	—	—	—	446,536
(Loss) income before income taxes	(2,782)	441	(14,698)	453,933
Income tax expense	(32)	(71)	(94)	(170)
Net (loss) income	$(2,814)	$370	$(14,792)	$453,763

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Share Repurchase Program

The following table provides information with respect to the common share repurchases made by the Company during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 2021	—	$—	—	$150,000,000
August 2021	—	$—	—	$150,000,000
September 2021	430,871	$25.70	430,871	$138,926,302
Total	430,871	$25.70	430,871	$138,926,302

(1) On August 24, 2015, our Board of Trustees approved a common share repurchase program. On March 1, 2021, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares through June 30, 2022.

Surrender of Common Shares for Tax Withholding

During the three months ended September 30, 2021, certain of our employees surrendered common shares to satisfy their statutory tax withholding obligations in connection with the vesting of restricted common shares and restricted stock units.

The following table summarizes all of these repurchases during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 2021	—	$—	N/A	N/A
August 2021	17	$25.97	N/A	N/A
September 2021	1,169	$26.00	N/A	N/A
Total	$1,186	$26.00

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

10.1
Amended and Restated Agreement and Plan of Merger, dated August 15, 2021, by and among Equity Commonwealth, Monmouth Real Estate Investment Corporation and EQC Maple Industrial LLC (f/k/a RS18 LLC). (Incorporated by reference to the Company’s Current Report on Form 8-K filed August 16, 2021.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (Filed herewith.)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(+)    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
President and Chief Executive Officer
	Dated:	October 28, 2021

By:	/s/ William H. Griffiths
William H. Griffiths
Senior Vice President, Chief Financial Officer and Treasurer
	Dated:	October 28, 2021