Form 10-K
period 2021-12-31
Equity Commonwealth
filed 2022-02-10
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒
The aggregate market value of the voting common shares of beneficial ownership, $0.01 par value, or common shares, of the registrant held by non-affiliates was $3.1 billion based on the $26.20 closing price per common share on the New York Stock Exchange on June 30, 2021. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our trustees, executive officers, and any 10% or greater shareholders. These assumptions should not be deemed to constitute an admission that all trustees, executive officers, and 10% or greater shareholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our trustees, officers, and principal shareholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.
Number of registrant’s common shares outstanding as of February 8, 2022:  113,095,525.
DOCUMENTS INCORPORATED BY REFERENCE
Certain Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Shareholders, or the definitive Proxy Statement, which Equity Commonwealth intends to file no later than 120 days after the end of its fiscal year ended December 31, 2021.

FORWARD LOOKING STATEMENTS
Some of the statements contained in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the federal securities laws including, but not limited to, statements pertaining to our anticipated business strategies, goals, policies and objectives, capital resources and financing, portfolio performance, lease expiration schedules, results of operations or anticipated market conditions, including our statements regarding the overall impact of COVID-19, and changing laws, statutes, regulations, and the interpretations thereof, on the foregoing. Any forward-looking statements contained in this Annual Report on Form 10-K are intended to be made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. You can identify forward-looking statements by the use of forward-looking terminology, including but not limited to, “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

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

EQUITY COMMONWEALTH
2021 FORM 10-K ANNUAL REPORT

EXPLANATORY NOTE

References in this Annual Report on Form 10-K to "the Company", "EQC", "we", "us" or "our", refer to Equity Commonwealth and its consolidated subsidiaries as of December 31, 2021, unless the context indicates otherwise.

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
The Company beneficially owned 99.79% of the outstanding shares of beneficial interest, designated as units, or OP Units, in the Operating Trust, as of December 31, 2021, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.

As of December 31, 2021, our portfolio consisted of four properties, with a total of 1.5 million square feet. Over the past eight years, we disposed of 164 properties and three land parcels totaling 44.3 million square feet for an aggregate gross sales price of $6.9 billion, as well as $704.8 million of common shares of Select Income REIT. The remaining four properties were 82.3% leased and had 79.2% commenced occupancy as of December 31, 2021. Since 2014, we have used proceeds to retire $3.3 billion of debt and preferred shares, repurchased $439.9 million of our common shares and paid $1.2 billion in distributions to our common shareholders. We have $2.8 billion of cash and cash equivalents and no debt outstanding as of December 31, 2021.

The COVID-19 outbreak caused significant business and economic disruptions in 2021 and 2020, including for tenants at our properties. The Company experienced a significant reduction in leasing interest and activity as well as parking revenue when compared to pre-pandemic levels. In response to the pandemic, we adapted our business operations, including transitions to working from home and in the office in the new COVID-19 environment. Many of our employees and the vast majority of our tenants' employees are currently working at least in part remotely and may be subject to government-imposed restrictions. Our emphasis continues to be on tenant, building staff and employee safety and productivity while maintaining our focus on rent collections. The impact of the pandemic on our business in 2022 and beyond is uncertain.

During the year ended December 31, 2021, we entered into leases for 116,000 square feet, including lease renewals for 56,000 square feet and new leases for 60,000 square feet.  Leases entered into during the year ended December 31, 2021, including both lease renewals and new leases, had weighted average cash rental rates that were approximately 0.3% lower than prior rental rates for the same space and weighted average GAAP rental rates that were approximately 4.3% higher than prior rental rates for the same space.

As of December 31, 2021, approximately 7.4% of our leased square feet and 8.8% of our annualized rental revenue are included in leases scheduled to expire through December 31, 2022.  Renewal and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring in 2022, that have not been backfilled, are approximately market.
Business Strategy.     We are continuing to evaluate investment opportunities while remaining focused on creating value through proactive asset management and improved operating results. We are seeking to use the strength and liquidity of our balance sheet for investments in high-quality assets or businesses in a range of property types that offer a compelling risk-reward profile. We may also determine to sell, liquidate or otherwise exit our business if we believe doing so will maximize shareholder value.
Human Capital Resources. As of December 31, 2021, we had 25 full-time employees, reduced from 66 full-time employees as of December 31, 2015, as the size of our property portfolio decreased. Our employee compensation program consists of the following: (i) base salary, (ii) annual cash bonus, (iii) long-term, at-risk time and performance-based equity awards, and (iv) health and welfare benefits. Each year, we set corporate, department and individual goals that we use to measure performance during our annual review process. We believe that the structure of our compensation program is aligned with the interests of our shareholders, rewards performance and serves to attract and retain employees. We also believe that our entrepreneurial culture, which is focused on encouraging transparency and open communication based on our guiding principles, is an important contributor to our success. We strive to provide our employees with a variety of resources and tools to promote training and development.
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
•the construction quality, physical condition, environmental risk-factors and design of the properties, and expected capital expenditures that may need to be made;
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
In the past, we have sought to acquire and considered the possibility of acquiring other companies, including via merger or other strategic combinations. We may undertake such activities in the future.
Financing Policies.    We may seek additional capital through equity offerings, debt financings, retention of cash flows in excess of distributions to shareholders or a combination of these methods. To the extent that our Board of Trustees decides to obtain debt financing, we may do so on an unsecured basis or a secured basis, subject to limitations in any then-existing financing or other contractual arrangements; we may seek to obtain lines of credit or to issue securities senior to our common and/or preferred shares, including preferred shares or debt securities which may be convertible into common shares or be accompanied by warrants to purchase common shares; or we may engage in transactions which involve a sale or other conveyance of properties to affiliated or unaffiliated entities. We may finance investments by using retained cash flow from operations and dispositions, by the issuance of additional equity securities or debt, by assuming outstanding mortgage debt on the acquired properties or by an exchange of properties. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance indebtedness or to finance investments and expansions of existing or new properties or businesses. We may from time to time re-evaluate and modify our financing policies in light of then current market conditions, relative availability and costs of debt and equity capital, the changing values of properties, growth and investment opportunities and other factors, and we may increase or decrease our ratio of debt to total capitalization.
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
Some of our properties have been or may in the future be impacted by releases of hazardous substances or petroleum products. Such contamination may arise from a variety of sources, including historic uses of our properties for commercial or industrial purposes, spills of such materials at adjacent properties, or releases from tanks used on our properties to store petroleum or hazardous substances. In addition, certain of our properties have been or may be on sites upon which or are adjacent to or near other properties upon which others, including former owners or tenants, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances. Though we have reviewed our properties for potential environmental liabilities associated with such sources, we cannot assure that we have identified all potential environmental liabilities.
Certain of our buildings contain asbestos. We believe any asbestos in our buildings is contained in accordance with current regulations. If we remove the asbestos or renovate or demolish these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, which could result in increased costs.
For more information regarding environmental matters and their possible adverse impact on us, see “Risk Factors—Risks Related to Our Business—We could incur significant costs and liabilities with respect to environmental matters” in Part I, Item 1A of this Annual Report on Form 10-K.
The federal government and some of the states and localities in which our properties are located have enacted and may in the future enact climate change laws and regulations, including laws and regulations with respect to carbon footprints and greenhouse gas emissions associated with buildings and “green” building codes. We believe these laws may cause energy costs at our properties to increase, but we do not expect the direct impact of these increases to be material to our results of operations because the increased costs either would be the responsibility of our tenants directly or in large part may be passed through by us to our tenants as additional lease payments. Laws enacted to mitigate climate change may cause us to make material investments in our properties which could materially and adversely affect our financial condition. We evaluate ways to improve the energy efficiency at all of our properties. For more information regarding climate change matters and their possible adverse impact on us, see “Risk Factors—Risks Related to Our Business—We may be adversely affected by laws, regulations or other issues related to climate change” in Part I, Item 1A of this Annual Report on Form 10-K.
Sustainability and Social Responsibility. We are dedicated to cultivating sustainability and social responsibility in our business. We seek to operate our properties efficiently from both an economic and environmental perspective. Of the four properties in our portfolio as of December 31, 2021, two of our properties have been certified with the U.S. Environmental Protection Agency’s Energy Star label, and one of these properties has also achieved LEED certification from the U.S. Green Buildings Council. We look to implement socially responsible measures throughout our business and recognize that doing so is good for our community and integral to measuring our overall success.
Equity Commonwealth’s sustainability focus includes:

•maintaining high corporate governance standards that are aligned with the interests of our stakeholders;
•emphasizing diversity of all types as an important part of our culture;
•efficiently managing energy costs;
•providing high levels of customer satisfaction;
•actively engaging in our communities;

•establishing an employee-driven sustainability working group that collaborates on ways to be more socially and environmentally conscious; and
•implementing a diversity, equity and inclusion initiative.
We completed our second Global Real Estate Sustainability Benchmark (“GRESB”) real estate assessment, a globally recognized third-party analysis of the environmental, social and governance indicators of more than 1,500 real estate portfolios worldwide. The Company received an overall score of 74, a 25% improvement from its first submission in 2020, along with three green stars.

In 2021, Equity Commonwealth’s President and CEO David Helfand signed the CEO Action for Diversity & Inclusion pledge, pledging our commitment to: (i) provide a workplace that addresses diversity and inclusion issues, (ii) implement unconscious bias education, (iii) share best practices with other pledge participants, and (iv) create strategic inclusion and diversity initiatives

For further information on our efforts with respect to sustainability and social responsibility, please visit our sustainability page in the investor relations section of our website at www.eqcre.com.
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
Copies of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of our Audit, Compensation and Nominating and Corporate Governance committees are posted on our website and may be obtained free of charge by writing to Secretary, Equity Commonwealth, Two North Riverside Plaza, Suite 2100, Chicago, Illinois 60606. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. Any shareholder or other interested party who desires to communicate with our Board of Trustees, or our non-management Trustees, individually or as a group, may do so by contacting our investor relations department through our website. Our website address is included in this Annual Report on Form 10-K as a textual reference only and the information on the website is not incorporated by reference into this Annual Report on Form 10-K.

RISK FACTORS
Item 1A.    Risk Factors.
Before making an investment decision, you should carefully consider the following risk factors together with all of the other information contained in this Annual Report on Form 10-K.
Risks Related to Our Business
If we are unsuccessful in identifying and completing investments that we believe are strategically compelling, we may decide to sell, liquidate or otherwise exit our business in one or more transactions, which could materially and adversely impact us, including our stock price.

We continue to evaluate potential investment opportunities in a range of property types. We are seeking to reinvest the significant cash balances we have accumulated, but we cannot provide any assurances that we will be successful in identifying investments that we believe are strategically compelling and completing such transactions on favorable terms or at all. Our ability to identify and consummate investments is subject to significant risks, including the following:

•we may be unable to identify attractive investment opportunities;
•we may be unable to make an acquisition and/or investment because of competition from other real estate investors, such as private real estate companies, publicly traded REITs, non-traded REITs and institutional investment funds; and
•we may be unable to finance investments on favorable terms or at all.

If we are unable to successfully complete any investments, we may sell or liquidate the Company or otherwise exit our business through one or more transactions. The Board of Trustees and management regularly evaluate the best course of action for the Company and have not set a timetable for making any decision regarding a sale, liquidation or exit of the Company, and the timing and manner of any such sale, liquidation or exit may be viewed unfavorably. If a sale, liquidation or other exit occurs, or does not occur in a time frame or manner viewed favorably, our stock price could be negatively impacted.

We may make investments that are viewed unfavorably by our shareholders, which could materially and adversely affect our stock price.

We may make investments that are viewed unfavorably by our shareholders. We evaluate a range of investments in a variety of property types, including portfolios of properties, individual properties and businesses, which vary in significance from relatively minor initial investments to transformative transactions. Our investors may view negatively any acquisition and/or investment that we make for a number of reasons, including because they believe we overvalued the acquired assets or businesses, they dislike the property type or types, quality or location of the acquired assets or businesses, they view the initial investment as small and therefore requiring substantially more time to complete the repositioning of our portfolio, or they disfavor the management or other personnel involved in any acquired businesses. If we make investments that are viewed unfavorably by our shareholders, it could negatively affect our stock price.

We may incur significant costs pursuing investment opportunities that we may not consummate, which could adversely affect our results of operations.

We have incurred and may continue to incur costs such as diligence, legal, advisory and consulting fees in connection with pursuing investments that we ultimately may not consummate, which could adversely affect our results of operations.

We may encounter unanticipated difficulties and costs relating to integrating any properties or businesses we acquire, particularly if outside of the office sector, which could materially and adversely affect us.

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

The COVID-19 outbreak has spread throughout the world and has significantly impacted the United States. The outbreak has led governmental authorities to impose stay-at-home orders, quarantines, closures and other restrictions. This has led to severe business disruptions throughout the U.S. and the world, including a decline in economic activity, layoffs, downsizing and other similar factors. If these disruptions continue, they could negatively impact our efforts to use our capital for investments.

The COVID-19 outbreak continued to adversely affect our results of operations in 2021, particularly our parking-related revenues, and may continue to do so. During the time period in which stay-at-home orders, quarantines, closures and other restrictions have been imposed, our parking-related revenues have been adversely impacted, and we expect that may continue. For the three months and year ended December 31, 2021, parking-related revenues included in Other revenue represented approximately 6.0% and 5.3%, respectively, of our total revenues and decreased approximately 42.7% and 49.6% when compared to the comparable property portfolio for the three months and year ended December 31, 2019, respectively. For the year ended December 31, 2021, parking-related revenues decreased approximately 20.4% when compared to the comparable property portfolio for the year ended December 31, 2020. We have incurred and expect to continue to incur expenses related to our efforts to respond to the business disruption caused by the COVID-19 outbreak, which could impact our future results of operations.

The ongoing COVID-19 outbreak also may have a longer-term impact on demand for office space, which could adversely impact the value of our office properties. With many workforces having adapted to the COVID-19 outbreak by working remotely, businesses and tenants may reassess their long-term demand for office space, which could adversely affect our ability to successfully re-lease our properties, the lease terms we are able to negotiate and the long-term value of our office properties. For the above reasons, the ongoing COVID-19 outbreak may adversely affect us, including our growth prospects, results of operations and financial condition.

The failure of one or more of our tenants to pay rent due to the market disruption caused by the COVID-19 outbreak or for any other reason could materially and adversely affect us, including our results of operations.

Our performance depends on the financial condition of our tenants and their ability to fulfill their lease obligations. The COVID-19 outbreak has adversely affected some of our tenants’ businesses, and we cannot predict the impact on our results of operations. The extent to which the COVID-19 outbreak continues could impact the risk of sustained business disruption in the markets in which our properties are located and exacerbate the risk that our tenants will not be able to meet their lease obligations.

In addition, we would be harmed if one or more of our major tenants, or a number of our smaller tenants, were to experience financial difficulties, including bankruptcy, insolvency or a general downturn of business. As of December 31, 2021, our portfolio was comprised of four properties, and the failure of one or more of our tenants to pay all or a substantial portion of their rent obligations could materially and adversely affect us. The inability of a major tenant, or a significant number of our smaller tenants, to pay rent, or the bankruptcy or insolvency of such tenants, would adversely affect income. If any of our major tenants, or a significant number of our smaller tenants, were to stop paying rent due to the market disruption caused by the COVID-19 outbreak or otherwise experience a downturn in their business, or a weakening of their financial condition, such an event could have a material adverse effect on our business and results of operations.

We may make investments in assets that we do not control, including in joint ventures with third parties, which may subject us to various risks, including limited decision-making authority, reliance on our joint venture partners’ financial condition and the risk of disputes with our joint venture partners, which could adversely affect us.

We may make investments in assets that we do not control, including joint venture partnerships, or other structures with third parties. We also may make investments in which we share responsibility for managing the affairs of a business, property or partnership. If we enter into any joint ventures or similar ownership structures, we may have limited decision-making authority. In addition, we may face the risk of disputes with our joint venture partners, including without limitation potential deadlocks in making major decisions and restrictions on our ability to exit the joint venture. Any disputes that may arise between us and any joint venture partners may result in litigation or arbitration. We may also face risks associated with any joint venture partners’ financial condition, including, among other things, the risk of bankruptcy and/or failure to fund their share of required capital contributions. As a result, we may be exposed to liabilities in excess of our share of any joint venture. Any joint venture partners may also have business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. We may, in specific circumstances, be liable for the actions of any joint venture partners. We also may invest in public securities, unsecured debt and third-party mortgages which we do not control. Any of the foregoing may have a material adverse effect on our business, financial condition and results of operations.

We may not decrease our general and administrative expenses proportionally with any further reduction in the size of our portfolio, which could adversely affect us, including our results of operations.

Because our current strategy is to grow through investments, we maintain a level of staffing that we believe will enable us to effectively identify investment opportunities and integrate any investments that we complete. As a result of this strategy, our general and administrative expenses may be higher than if we were not seeking growth through investments. If we are unable to grow through investments, and do not decrease our general and administrative expenses, our profitability and our results of operations could be adversely affected.

We derive a substantial portion of our revenues from four properties, and losses at any one of our properties could materially and adversely affect us.

As of December 31, 2021, we owned four office properties and, as a result, any events that negatively impact one or more of our properties, such as a natural disaster, could materially and adversely affect us, including our financial condition and results of operations.

We may be unable to renew leases, re-lease properties as leases expire or lease vacant spaces on favorable terms, which could materially and adversely affect us.

As of December 31, 2021, leases representing 7.4% of our portfolio square footage and 8.8% of our annualized rental revenue will expire by the end of 2022 and leases representing 23.4% of our portfolio square footage and 25.2% of our annualized rental revenue will expire by the end of 2023. For more information on how we calculate lease expirations, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Property Operations.” We expect that many of our current tenants will decline to renew their leases when they expire in 2022, and other tenants may also decline for any reason to renew their leases. We also cannot assure you that any leases that are renewed will have terms as economically favorable as the expiring lease terms. If tenants do not renew their leases as they expire, we cannot provide any assurance that we will be able to find new tenants or that our properties will be re-leased at rental rates equal to or above the current rates in place. To attract new tenants, we may be required to offer substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options. We may experience significant costs in connection with re-leasing our properties, which could materially and adversely affect us. Our inability to renew leases, re-lease properties as leases expire or lease vacant space on favorable terms could materially and adversely affect us.

Significant competition for tenants may increase our costs or reduce rents which could materially and adversely affect us.

We encounter significant competition for tenants at all of our properties. Some competing properties may be newer, better located or otherwise more attractive to tenants. Competing landlords may offer available space at lower rents or on other more attractive terms than we offer at our properties. This competition may affect our ability to attract and retain tenants and may increase our costs or reduce the rents we are able to charge, which could materially and adversely affect us.

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

Our reliance on CBRE, Inc., or CBRE, for third-party property management services may have a negative effect on our financial condition and results of operations.

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

Our success, including our ability to complete investments and manage our operations, depends to a significant degree upon the efforts of our senior leadership team, particularly our Chairman and our Chief Executive Officer. The loss of one or more members of our senior leadership team could materially and adversely affect us.

An increase in interest rates could increase our interest costs on any future debt we incur, which could adversely affect us.

Interest rates currently remain substantially below historical long-term averages and are subject to change and may increase in the future. To the extent we incur any debt in the future, including in connection with any potential investments, and interest rates rise, our interest costs may increase, which could adversely affect our cash flow, ability to pay principal and interest on debt, cost of refinancing debt when it becomes due and our ability to make distributions to our shareholders. Additionally, if we choose to hedge any interest rate risk, we cannot assure that any such hedge will be effective or that our hedging counterparty will meet its obligations to us. An increase in interest rates also could adversely affect the value of our properties to the extent that it decreases the amount buyers may be willing to pay for our properties. As a result, any increases in future interest rates could adversely affect us.

We can increase our leverage without any limits under our governing documents, which may be viewed unfavorably by our shareholders and could result in a decline in our stock price.

Our governing documents do not limit the amount of debt we may incur. In connection with potential investments, we may incur debt and significantly increase our leverage, which could reduce cash available for distributions and be viewed unfavorably by our shareholders, resulting in a decline in our stock price.

Future impairment charges could materially and adversely affect us, including our results of operations in the period for which the charge occurs.

We periodically evaluate the recoverability of the carrying values of each of our office properties. As part of this evaluation, we compare the current carrying value of the asset to the estimated undiscounted cash flows that are directly associated with the use and ultimate disposition of the asset. Our estimated cash flows are based on several key assumptions, including anticipated hold periods, assumptions regarding the residual value upon disposition, including the exit capitalization rate, rental rates, costs of tenant improvements, and leasing commissions. These key assumptions are subjective in nature and could differ materially from actual results. Additionally, circumstances may cause us to alter the hold period of an asset or asset group, which may result in an impairment loss and such loss could be material to the Company’s financial condition or operating performance. To the extent that the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over fair value. Any future impairment could materially and adversely affect us, including our results of operations in the period in which the charge is taken.

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

We may become subject to litigation, including, but not limited to, claims relating to our operations, corporate transactions, dispositions and investments and otherwise in the ordinary course of our business, that could have a material adverse effect on us. Some of these claims could result in significant defense costs and potentially significant judgments against us, which may not be covered by insurance. Protracted litigation also may divert management’s and our Trustees’

attention away from our business. We cannot provide any assurance regarding the outcome of any claims that may arise in the future. We also have agreed to indemnify our present and former trustees, officers and property managers in connection with litigation in which they are named or threatened to be named as a party in their capacity as trustees, officers and property managers which can be expensive. Any fines, judgments or settlements that exceed our insurance coverage and any indemnification costs that we are required to pay could materially and adversely affect us.

Any environmental contamination or other environmental liabilities could materially and adversely affect us.

Under various federal, state and local laws and regulations, as the current or former owner or operator of real estate, we may be liable for costs and damages resulting from the presence or release of hazardous substances, including waste or petroleum products, at, on, in, under or from such property, including costs for investigation, removal or remediation of such contamination and for natural resource damages arising from such contamination. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. In addition, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability for costs of remediation and/or personal injury or property damage, adversely affect our ability to lease or sell such property, or adversely affect our ability to borrow using such property as collateral. Environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. If contamination is discovered on our properties, environmental laws also may impose reporting requirements and/or restrictions on the manner in which those properties may be used or businesses may be operated, and these reporting requirements and/or restrictions may require significant expenditures. Additionally, we may remain responsible for costs and liabilities arising from environmental issues related to representations and warranties we make in sales agreements for sold properties. We also may be liable for the costs of removal or remediation of hazardous substances or waste at disposal or treatment facilities if we arranged for disposal or treatment of hazardous substances at such facilities, whether or not we own or operate such facilities. In addition, future environmental investigation and remediation costs, including capital expenditures for environmental projects, may increase because of new laws and regulations, changing interpretations and stricter enforcement of current laws and regulations by regulatory authorities, expanding groundwater and other testing requirements, and new information on emerging contaminants such as per- and polyfluoroalkyl substances (“PFAS”), as well as uncertainty regarding remediation methods for such emerging contaminants.

Some of our current or sold properties have been or may in the future be impacted by releases of hazardous substances or petroleum products. Such contamination may arise from a variety of sources, including historic uses of our properties for commercial or industrial purposes, spills of such materials at adjacent properties, or releases from tanks used on our properties to store petroleum or hazardous substances. In addition, certain of our current or sold properties are or were on sites upon which, or are or were adjacent to or near, other properties upon which others, including former owners or tenants, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.

We, our tenants, and our properties are subject to various federal, state and local regulatory requirements related to environmental, health and safety matters, such as environmental laws, state and local fire and safety requirements, building codes and land use regulations. Failure to comply with these requirements could subject us or our tenants to governmental fines or private litigant damage awards. In addition, compliance with these requirements, including new requirements or stricter interpretation of existing requirements, may require us or our tenants to incur significant expenditures. We do not know whether existing requirements will change or whether future requirements, including any requirements that may emerge from pending or future climate change laws or regulations, will develop. Environmental noncompliance liability also could impact tenants’ ability to make rental payments to us, and our reputation could be negatively affected if we or our tenants violate environmental, health or safety laws or regulations.

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

The federal government and some of the states and localities in which our properties are located have enacted and may enact in the future certain climate change laws and regulations, including laws and regulations with respect to the regulation of carbon footprints and greenhouse gas emissions associated with buildings and “green” building codes. Although these laws and regulations have not had any known material adverse effects on our business to date, they could result in substantial costs, including compliance costs, increased energy costs, retrofit costs and construction costs, monitoring and reporting costs, and capital expenditures for environmental control facilities and other new equipment, as well as increasing (or making unavailable) property insurance on terms we find acceptable. Furthermore, our reputation could be negatively affected if we violate climate change laws or regulations. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our business, results of operations and financial condition. Lastly, the potential physical impacts of climate change on our properties are highly uncertain, and would be particular to the geographic circumstances in areas in which our properties are located. These may include changes in rainfall and storm patterns and intensities, resulting in flooding, wind damages, droughts, wildfire risk and water shortages, rising sea levels, heatwaves and other changing temperatures. To the extent these events result in significant damage to or closure of any of our buildings, our operations and financial performance could be adversely affected through lost tenants and an inability to lease or re-lease the space. In addition, these events could result in significant expenses to restore or remediate a property, increases in fuel (or other energy) prices or a fuel shortage, and increases in the costs of insurance if they result in significant loss of property or other insurable damage. These impacts may adversely affect our business, financial condition and results of operations.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information of tenants and lease data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant information, such as individually identifiable information relating to financial accounts. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced to third party service providers. In addition, information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber attacks. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers, including ransom attacks, and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.

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
•property and casualty losses;
•the ongoing need for property maintenance and repair, and the need to make expenditures due to changes in governmental regulations, including, but not limited to, the Americans with Disabilities Act;
•the inability of tenants to pay rent;

•competition from the development of properties in the markets in which we own property and the quality of such competition, such as the attractiveness of our properties as compared to our competitors' properties based on considerations such as convenience of location, rental rates, amenities and safety record;
•civil unrest, acts of war, acts of God, including, but not limited to, earthquakes, hurricanes, pandemics and other natural disasters (which may result in uninsured losses), and other factors beyond our control;
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

We do not carry insurance for certain losses such as loss from riots, war or acts of God. For other potential losses relating to acts of terrorism, environmental liabilities, hurricanes, earthquakes and floods, we currently carry insurance but our insurance policies may contain limitations, including large deductibles, co-payments and general policy limits. We cannot provide any assurances that any losses we incur resulting from the COVID-19 pandemic will be covered by our insurance policies, and any such coverage may be subject to limitations. In the future, we may be unable to renew or duplicate our current insurance coverage at adequate levels or at reasonable prices or at all. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts, environmental liabilities, or other catastrophic events including hurricanes and floods, or, if offered, the expense of obtaining these types of insurance may not be justified. If an uninsured loss or a loss in excess of our insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property, but still remain obligated for certain financial obligations related to the property. If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. If we experience losses that are ultimately uninsured, it could materially and adversely affect us.

Actual or threatened terrorist attacks, crimes, shootings, riots, other acts of violence or other incidents beyond our control may materially and adversely affect us.

We have significant investments in large metropolitan markets that have been or may be in the future the targets of actual or threatened terrorism attacks, crimes, shootings, riots, other acts of violence or other incidents beyond our control. As a result, tenant demand for our office space could decline if some tenants in these markets choose to relocate their businesses to other markets or to lower-profile office buildings within these markets that may be perceived to be less likely targets of future incidents. In addition, our office properties could be damaged, directly or indirectly, from future terrorist attacks or other acts of violence. If a future attack or incident occurs, it could require us to close a property for some time, it could increase vacancies at our properties, it could necessitate leasing our properties on less favorable terms, and it could expose us to civil liability, all of which could materially and adversely affect us.

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

Any distributions will be made at the discretion of our Board of Trustees and will depend upon various factors that our Board deems relevant. We currently hold a significant amount of cash and cash equivalents ($2.8 billion as of December 31, 2021) which enables us to pursue investments and, as a result, we may elect not to distribute any of our existing cash to our shareholders. To the extent that our actual distributions are less than expected by investors, it could materially and adversely affect our share price.

A substantial portion of our assets is currently held in cash, which is expected to earn a limited rate of return and is subject to a risk of loss, which could materially and adversely affect us, including limiting our growth.

As of December 31, 2021, we held $2.8 billion of cash and cash equivalents. We currently invest the majority of our cash in bank deposits with investment grade financial institutions that are expected to earn a limited rate of return given current interest rates and the potential for their further decline, any of which could adversely affect our results of operations. In addition, nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation, or the FDIC. Therefore, our cash and any bank deposits or other investments that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value, interest rate risk, and liquidity risk.

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
Our declaration of trust authorizes our Board of Trustees to, among other things, issue additional shares of capital stock without shareholder approval. We cannot predict whether future issuances or sales of our common shares or the availability of shares for resale in the open market will decrease the per share trading price of our common shares. The issuance of substantial numbers of our common shares in the public market, including, but not limited to, in connection with any future transaction involving the Company or upon conversion of our Series D preferred shares, or the perception that such issuances might occur, could adversely affect the per share trading price of our common shares. In addition, we may issue our common shares or other long-term equity awards under the Equity Commonwealth 2015 Omnibus Incentive Plan, as amended. Any such future issuances may be dilutive to existing shareholders.

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

We may complete investments through issuance of OP units in tax-deferred contribution transactions, which could result in shareholder dilution and restrict our ability to sell such assets, which could adversely affect us.

In the future, we may complete investments through tax-deferred contribution transactions in exchange for OP Units in the Operating Trust, which may result in shareholder dilution. In addition, such transactions may reduce the amount of tax depreciation we could deduct over the tax lives of the acquired properties and may require that we agree to protect the contributors’ abilities to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell or finance an asset at a time, or on terms, that otherwise would be favorable to us.

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

Conflicts of interest may exist or could arise in the future as a result of the relationships between the Company and its affiliates, on the one hand, and the Operating Trust or holders of OP Units, on the other. Our trustees and officers have duties to the Company under applicable Maryland law in connection with their management of the Company. At the same time, we, as trustee, have duties to the Operating Trust under Maryland law in connection with the management of the Operating Trust. The Company’s duties as trustee to the Operating Trust may come into conflict with the duties of our trustees and officers to the Company.

Additionally, the organizational documents of the Operating Trust expressly limit our liability by providing that the Company will not be liable for monetary or other damages or otherwise for losses sustained, liabilities incurred or benefits not derived in connection with such decisions unless the Company acted with willful misfeasance, bad faith, gross negligence or reckless disregard of duty, and the act or omission was material to the matter giving rise to the loss, liability or benefit not derived. Moreover, the organizational documents of the Operating Trust provide that the Operating Trust may indemnify, and pay or reimburse reasonable expenses to, the Company and the Company’s and the Operating Trust’s present or former unitholders, trustees, officers or agents and any other persons acting on behalf of the Company that the Company may designate from and against all claims and liabilities by reason of his, her or its service in such capacity. The Operating Trust has the power, with the approval of the Company, to provide such indemnification and advancement of expenses. The provisions of Maryland law that allow the duties of a trustee to be modified by such organizational documents have not been resolved in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the organizational documents of the Operating Trust that purport to waive or restrict our duties that would be in effect were it not for such organizational documents.

We may change our operational, financing and investment policies without shareholder approval, and any future changes we may implement may be viewed unfavorably.

Our Board of Trustees determines our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to our intention to qualify for taxation as a REIT, investments, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without shareholder approval. Policy changes could adversely affect the market value of our common shares and our ability to make distributions to our shareholders. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. We could significantly increase our leverage, which could increase the risk of default on our obligations. In addition, we could change our investment policies, including how we allocate our resources across our portfolio or the types of assets in which we seek to invest and how we address our exposure to interest rate risk, real estate market fluctuations and liquidity risk.

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

As a REIT, we generally do not pay U.S. federal income tax on our net income that we distribute currently to our shareholders. However, actual qualification as a REIT under the Code depends on satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. Many of the REIT requirements are highly technical and complex. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT for U.S. federal income tax purposes depends on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control.

If we fail to qualify as a REIT for U.S. federal income tax purposes, and are unable to avail ourselves of certain savings provisions set forth in the Code, we likely would be subject to U.S. federal income tax at regular corporate rates. As a taxable corporation, we would not be allowed to take a deduction for distributions to shareholders in computing our taxable income or pass through long-term capital gains to individual shareholders at favorable rates. We also could be subject to increased state and local taxes. We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify unless the IRS were to grant us relief under certain statutory provisions. If we failed to qualify as a REIT, we likely would have to pay significant income taxes, which likely would reduce our net earnings available for investment or distribution to our shareholders. If we fail to qualify as a REIT, such failure may adversely affect our ability to raise capital and to service our debt. This likely would have a significant adverse effect on our earnings and the value of our securities. In addition, we would no longer be required to pay any distributions to shareholders. If we fail to qualify as a REIT for U.S. federal income tax purposes and are able to avail ourselves of one or more of the statutory savings provisions in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.

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

One of the gross income requirements a REIT must satisfy each taxable year is that at least 75% of its gross income (excluding gross income from prohibited transactions and qualifying hedges) generally must be derived directly or indirectly from investments relating to real property or mortgages on real property. As of December 31, 2021, we had equity interests in four office properties and cash and cash equivalents of $2.8 billion. With a large cash balance and fewer income-producing real properties, we receive less rental revenue as a percentage of our total revenue. In order to comply with the 75% gross income test for each taxable year, we may be required to invest some or all of our cash and cash equivalents in qualifying investments in real estate assets, including investments in assets that we do not control, rather than cash and cash equivalents. Such investments may have more risks than investments in cash and cash equivalents.

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

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries, or TRS, and no more than 25% of the value of our assets can be represented by debt instruments issued by “publicly offered REITs.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income, increasing our income tax liability, and reducing amounts available for distribution to our shareholders. In addition, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments (or, in some cases, forego the sale of such investments) that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make, and, in certain cases, maintain ownership of certain attractive investments.

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

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. generally accepted accounting principles, or GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash or between the deduction of expenses and actual payment of those expenses may occur. If we do not have other funds available in these situations, we could be required to (i) borrow funds on unfavorable terms, (ii) sell investments at disadvantageous prices, (iii) distribute amounts that would otherwise be invested in future investments, or (iv) make a taxable distribution of our common shares as part of a distribution in which shareholders may elect to receive our common shares or (subject to a limit measured as a percentage of the total distribution) cash to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement. These alternatives could increase our costs or reduce our shareholders' equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our shares.

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

The United States Congress is currently considering significant changes to the U.S. federal income tax laws and the present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time. Additionally, the REIT rules are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, which may result in revisions to regulations and administrative interpretations in addition to statutory changes. We cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Changes to the federal tax laws and interpretations thereof may adversely affect the taxation of us and/or our shareholders.

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
General.    As of December 31, 2021, we had real estate investments totaling $406.1 million in four properties (eight buildings), that were leased to 99 tenants. We account for the operations of all our properties in one reporting segment. As of December 31, 2021, we owned the following real estate (dollars in thousands):

Property	State	Number of Buildings	Undepreciated Carrying Value	Depreciated Carrying Value	Annualized Rental Revenue(1)
1225 Seventeenth Street (17th Street Plaza)	CO	1	$175,833	$123,084	$28,305
1250 H Street, NW	DC	1	75,549	36,787	7,963
206 East 9th Street (Capitol Tower)	TX	1	51,899	40,826	7,243
Bridgepoint Square	TX	5	102,821	48,966	12,578
Total		8	$406,102	$249,663	$56,089
(1)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of December 31, 2021, plus estimated recurring expense reimbursements; excludes lease value amortization, straight-line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.
As of December 31, 2021, we did not have any properties encumbered by mortgage notes.

Item 3. Legal Proceedings.

We are or may become a party to various legal proceedings. We are not currently involved in any litigation nor, to our knowledge, is any litigation threatened against us where the outcome would, in our judgment based on information currently available to us, have a material adverse effect on the Company.

Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Our common shares are traded on the NYSE (symbol: EQC). As of February 4, 2022, there were 1,023 shareholders of record of our common shares. However, because many of our common shares are held by brokers and other institutions on behalf of shareholders, we believe that there are considerably more beneficial holders of our common shares than record holders.
Distributions
Under our governing documents and Maryland law, distributions to our shareholders are to be authorized and declared by our Board of Trustees.

On September 16, 2020, our Board of Trustees declared a special, one-time cash distribution of $3.50 per common share/unit to shareholders/unitholders of record on October 1, 2020. On October 20, 2020, we paid this distribution to such shareholders/unitholders in the aggregate amount of $426.7 million. In February 2021, the number of earned awards for certain recipients of the Company’s restricted stock units and market-based LTIP Units was determined. Pursuant to the terms of such awards, we paid a one-time catch-up cash distribution to these recipients in the aggregate amount of $6.0 million for distributions to common shareholders and unitholders declared by our Board of Trustees during such awards' performance measurement period.

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

The timing and amount of future distributions is determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, our results of operations, our financial condition, debt and equity capital available to us, our expectations of our future capital requirements and operating performance, including our FFO, our Normalized FFO, and our cash available for distribution, restrictive covenants in our financial or other contractual arrangements (including those in our senior notes indenture), tax law requirements to qualify for taxation as and to remain a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations and fund acquisitions. If our taxable income exceeds our net operating loss carryforwards, we will be required to make a distribution of at least 90% of our taxable income to maintain our qualification as a REIT. Whether we will make a distribution in 2022 and the timing of any such distribution remains uncertain. There can be no assurance that we will pay distributions in the future.

Issuer Repurchases

Common Share Repurchase Program

On March 10, 2020, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. In March 2021, this share repurchase authorization, none of which was utilized, expired. On March 1, 2021, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares through June 30, 2022, and on December 14, 2021, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares through December 31, 2022.

During the year ended December 31, 2021, we repurchased and retired 6,735,810 of our common shares under the 2021 authorizations at a weighted average price of $25.85 per share, for a total investment of $174.1 million. As of December 31, 2021, we have $125.9 million of remaining authorization available under our share repurchase program.

The following table provides information with respect to the common share repurchases described above during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 2021	605,506	$25.93	605,506	$123,227,095
November 2021	2,970,322	$25.92	2,970,322	$46,243,258
December 2021	2,729,111	$25.79	2,729,111	$125,862,079
Total	6,304,939	$25.86	6,304,939	$125,862,079

Surrender of Common Shares for Tax Withholding

During the year ended December 31, 2021, certain of our employees surrendered common shares owned by them to satisfy their statutory tax withholding obligations in connection with the vesting of restricted common shares and restricted stock units.

The following table summarizes all of these repurchases during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 2021	345	$26.08	N/A	N/A
November 2021	—	$—	N/A	N/A
December 2021	—	$—	N/A	N/A
Total	345	$26.08

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

Unregistered Sales of Securities

There were no unregistered sales of equity securities during the year ended December 31, 2021.

Performance Graph

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act or the Exchange Act that might incorporate SEC filings, in whole or in part, the following performance graph will not be incorporated by reference into any such filings.

The following graph compares the cumulative total shareholder return of our common shares for the period from December 31, 2016 to December 31, 2021, to the Nareit All REITs Index, Standard & Poor’s 500 Index (S&P 500 Index), and to the Nareit Equity Office Index over the same period. The graph assumes an investment of $100.00 in our common shares and each index and the reinvestment of all distributions. The shareholder return shown on the graph below is not indicative of future performance.

	Period Ended
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Equity Commonwealth	$100.00	$100.89	$107.59	$131.07	$123.37	$117.13
Nareit All REITs Index	$100.00	$109.27	$104.79	$134.20	$126.33	$176.71
S&P 500 Index	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
Nareit Equity Office Index	$100.00	$105.25	$89.99	$118.26	$96.46	$117.68
Source: S&P Global Market Intelligence

Item 6. Reserved

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OBJECTIVE

The objective of this section of this Annual Report on Form 10-K is to provide a discussion and analysis, from management’s perspective, of the material information necessary to assess our financial condition, results of operations, liquidity and cash flows for the year ended December 31, 2021. In addition, we have also included a discussion of any material events or uncertainties that we believe are reasonably likely to cause our 2021 financial results to not be indicative of future results. We also discuss potential business opportunities that we may pursue and the uncertainties associated with such pursuit. We have included an executive summary to identify what we believe are the more important items that affected our 2021 financial results, including both our business activities as well as events outside of our control. In addition to the executive summary, we encourage you to read the entire discussion in this section of our material financial and statistical data together with our consolidated financial statements and the accompanying notes that are included in Part IV, Item 15 of this Annual Report on Form 10-K. The full discussion analyzes in detail our financial condition, results of operations, liquidity and cash flows, including comparisons of our 2021 and 2020 financial results. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

OVERVIEW

We are an internally managed and self-advised REIT primarily engaged in the ownership and operation of office properties in the United States. We were formed in 1986 under Maryland law. The Company operates as an UPREIT, conducting substantially all of its activities through the Operating Trust. As of December 31, 2021, the Company beneficially owned 99.79% of the outstanding OP Units.

As of December 31, 2021, our portfolio consisted of four properties (eight buildings), with a combined 1.5 million square feet. As of December 31, 2021, we had $2.8 billion of cash and cash equivalents.

We use leasing and occupancy metrics to evaluate the performance of our properties. We believe these metrics provide useful information to investors because they reflect the leasing activity and vacant space at the properties and may facilitate comparisons of our leasing and occupancy metrics with other REITs and real estate companies.

As of December 31, 2021, our overall portfolio was 82.3% leased. During the year ended December 31, 2021, we entered into leases for 116,000 square feet, including lease renewals for 56,000 square feet and new leases for 60,000 square feet.  Leases entered into during the year ended December 31, 2021, including both lease renewals and new leases, had weighted average cash rental rates that were approximately 0.3% lower than prior rental rates for the same space and weighted average GAAP rental rates that were approximately 4.3% higher than prior rental rates for the same space.  The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatements, the magnitude and timing of contractual rent increases over the lease term, and the length of term for the newly executed leases compared to the prior leases. Percent change in GAAP and cash rents is a comparison of current rent, including estimated tenant expense reimbursements, if any, to the rent, including actual/projected tenant expense reimbursements, if any, last received for the same space on a GAAP and cash basis, respectively. Cash rent during the reporting period is calculated before deducting any initial period free rent.

We have engaged CBRE to provide property management services. We pay CBRE a property-by-property management fee and may engage CBRE from time-to-time to perform project management services, such as coordinating and overseeing the completion of tenant improvements and other capital projects at the properties. We reimburse CBRE for certain expenses incurred in the performance of its duties, including certain personnel and equipment costs. For the years ended December 31, 2021 and 2020, we incurred expenses of $3.0 million and $3.2 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a percentage of the properties’ revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of December 31, 2021 and 2020, we had amounts payable pursuant to these services of $0.3 million and $0.3 million, respectively.

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

Following the termination of the merger agreement with Monmouth, we shifted our focus to capital allocation and are continuing to evaluate investment opportunities. We are seeking to use the strength and liquidity of our balance sheet for investments in high-quality assets or businesses in a range of property types that offer a compelling risk-reward profile. We may also determine to sell, liquidate or otherwise exit our business if we believe doing so will maximize shareholder value.

Our business has been and may continue to be impacted by the evolving COVID-19 outbreak. Since first surfacing, the outbreak has spread throughout the world and has significantly impacted the United States. The pandemic has led to severe business disruptions, including a decline in economic activity generally. The duration of the business disruption continues to be unknown at this time. Many of our employees and the vast majority of our tenants' employees are currently working at least in part remotely and may be subject to government-imposed restrictions. Due to the uncertainty created by the pandemic, the Company has experienced a significant reduction in leasing interest and activity when compared to pre-pandemic levels. For the three months ended December 31, 2021, in our comparable property portfolio, we collected approximately 100% of contractual rents. We have collected 99% of January contractual rents to date. We currently are not able to estimate the full impact of the COVID-19 outbreak on our business.

Property Operations

Leased occupancy data for 2021 and 2020 are as follows (square feet in thousands):

	All Properties		Comparable Properties(1)
	As of December 31,		As of December 31,
	2021	2020	2021	2020
Total properties	4	4	4	4
Total square feet	1,507	1,507	1,507	1,507
Percent leased(2)	82.3%	85.7%	82.3%	85.7%

(1)Based on properties owned continuously from January 1, 2020 through December 31, 2021, and excludes properties sold.
(2)Percent leased is the percent of space subject to signed leases. Percent leased is disclosed to quantify the ratio of leased square feet to rentable square feet and we believe provides useful information as to the proportion of rentable square feet subject to a lease.

The weighted average lease term based on square feet for leases entered into during the year ended December 31, 2021 was 5.1 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for leases entered into during the year ended December 31, 2021 totaled $4.6 million, or $39.86 per square foot on average (approximately $7.80 per square foot per year of the lease term).

As of December 31, 2021, approximately 7.4% of our leased square feet and 8.8% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2022.  Renewal and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring in 2022, that have not been backfilled, are approximately market. Lease expirations by year, as of December 31, 2021, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring(1)	Leased Square Feet Expiring(2)	% of Leased Square Feet Expiring(2)	Cumulative % of Leased Square Feet Expiring(2)	Annualized Rental Revenue Expiring(3)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2022	11	92	7.4%	7.4%	$4,914	8.8%	8.8%
2023	18	199	16.0%	23.4%	9,205	16.4%	25.2%
2024	17	223	18.0%	41.4%	10,222	18.3%	43.5%
2025	12	155	12.5%	53.9%	7,037	12.5%	56.0%
2026	8	76	6.1%	60.0%	3,671	6.5%	62.5%
2027	13	151	12.2%	72.2%	5,135	9.2%	71.7%
2028	4	63	5.1%	77.3%	3,202	5.7%	77.4%
2029	7	145	11.7%	89.0%	6,895	12.3%	89.7%
2030	4	66	5.3%	94.3%	2,771	4.9%	94.6%
2031	1	12	1.0%	95.3%	588	1.0%	95.6%
Thereafter	4	58	4.7%	100.0%	2,449	4.4%	100.0%
	99	1,240	100.0%		$56,089	100.0%

Weighted average remaining lease term (in years):		4.3			4.3

(1)Tenants with leases expiring in multiple years are counted in each year they expire.
(2)Leased Square Feet as of December 31, 2021 includes space subject to leases that have commenced for revenue recognition purposes in accordance with GAAP, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants. The Leased Square Feet Expiring corresponds to the latest-expiring signed lease for a given suite. Thus, backfilled suites expire in the year stipulated by the new lease.
(3)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of December 31, 2021, plus estimated recurring expense reimbursements; excludes lease value amortization, straight-line rent adjustments, abated (free) rent periods and parking revenue.  We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

The principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of December 31, 2021, tenants representing 2.5% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant		Square Feet(1)	% of Total Leased Square Feet(1)	% of Annualized Rental Revenue(2)	Weighted Average Remaining Lease Term
1.	Equinor Energy Services, Inc.	80	6.5%	6.0%	2.0
2.	KPMG, LLP	71	5.7%	5.4%	7.4
3.	Salesforce.com, Inc.	65	5.2%	5.4%	3.9
4.	Crowdstrike, Inc.	36	2.9%	3.9%	2.8
5.	CBRE, Inc.	40	3.2%	3.6%	6.3
6.	Alden Torch Financial, LLC	34	2.7%	2.7%	5.2
7.	Capitol Services, Inc.	26	2.1%	2.5%	0.6
	Total	352	28.3%	29.5%	4.2

(1)Total Leased Square Feet as of December 31, 2021 includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants.
(2)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of December 31, 2021, plus estimated recurring expense reimbursements; excludes lease value amortization, straight-line rent adjustments, abated (free) rent periods and parking revenue.  We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

RESULTS OF OPERATIONS

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Year Ended December 31,
	2021	2020	$ Change	% Change	2021	2020	2021	2020	$ Change	% Change
	(in thousands)
Rental revenue	$54,787	$57,387	(2,600)	(4.5)%	$140	$4,747	$54,927	$62,134	$(7,207)	(11.6)%
Other revenue	3,047	3,833	(786)	(20.5)%	28	311	3,075	4,144	(1,069)	(25.8)%
Operating expenses	(25,927)	(26,854)	927	(3.5)%	34	(2,004)	(25,893)	(28,858)	2,965	(10.3)%
Net operating income(3)	$31,907	$34,366	$(2,459)	(7.2)%	$202	$3,054	32,109	37,420	(5,311)	(14.2)%
Other expenses:
Depreciation and amortization							17,774	19,329	(1,555)	(8.0)%
General and administrative							37,444	33,233	4,211	12.7%
Total other expenses							55,218	52,562	2,656	5.1%
Interest and other income, net							6,800	21,228	(14,428)	(68.0)%
Interest expense							—	(620)	620	(100.0)%
Gain on early extinguishment of debt							—	131	(131)	(100.0)%
Gain on sale of properties, net							—	446,744	(446,744)	(100.0)%
(Loss) income before income taxes							(16,309)	452,341	(468,650)	(103.6)%
Income tax expense							(120)	(248)	128	(51.6)%
Net (loss) income							(16,429)	452,093	(468,522)	(103.6)%
Net loss (income) attributable to noncontrolling interest							33	(799)	832	(104.1)%
Net (loss) income attributable to Equity Commonwealth							(16,396)	451,294	(467,690)	(103.6)%
Preferred distributions							(7,988)	(7,988)	—	—%
Net (loss) income attributable to Equity Commonwealth common shareholders							$(24,384)	$443,306	$(467,690)	(105.5)%
(1)Comparable properties consist of four properties we owned continuously from January 1, 2020 to December 31, 2021.
(2)Other properties consist of properties sold.
(3)We define net operating income, or NOI, as income from our real estate including lease termination fees received from tenants less our property operating expenses.  NOI excludes amortization of capitalized tenant improvement costs and leasing commissions and corporate level expenses.  For a discussion of why we consider NOI to be an appropriate supplemental measure to net income as well as a reconciliation of NOI to net income, the most directly comparable financial measure under GAAP reported on our consolidated financial statements, please see “Liquidity and Capital Resources - Property Net Operating Income (NOI).”

Rental revenue. Rental revenue decreased $7.2 million, or 11.6%, in the 2021 period, compared to the 2020 period, primarily due to the properties sold in 2020. Rental revenue at the comparable properties decreased $2.6 million, or 4.5%, in the 2021 period, compared to the 2020 period, primarily due to a $1.1 million decrease in lease termination fees, a $1.1 million increase in uncollectible receivables and a $0.6 million decrease in real estate tax recoveries, partially offset by a $0.3 million increase in escalations.

Other revenue. Other revenue, which primarily includes parking revenue, decreased $1.1 million, or 25.8% in the 2021 period, compared to the 2020 period and decreased $0.8 million, or 20.5%, at the comparable properties in the 2021 period, compared to the 2020 period. The decrease in other revenue is primarily due to decreased parking revenue as a result of the COVID-19 outbreak.

Operating expenses. Operating expenses decreased $3.0 million, or 10.3%, in the 2021 period, compared to the 2020 period, primarily due to the properties sold in 2020. Operating expenses at our comparable properties decreased $0.9 million, or 3.5%, primarily due to a $0.9 million decrease in real estate tax expense.

Depreciation and amortization. Depreciation and amortization decreased $1.6 million, or 8.0%, in the 2021 period, compared to the 2020 period, primarily due to the properties sold in 2020, a decrease in depreciation and amortization related to an early lease termination in 2020 and a decrease in depreciation and amortization of the corporate assets.

General and administrative. General and administrative expenses increased $4.2 million, or 12.7% in the 2021 period, compared to the 2020 period, primarily due to a $7.5 million increase in compensation expenses primarily related to severance for our former Executive Vice President, Chief Financial Officer and Treasurer and a $0.9 million increase in bonus expense, partially offset by a $1.7 million decrease in state franchise taxes largely related to the 2020 property sales, a $1.1 million decrease in share-based compensation expense, a $0.6 million decrease in corporate rent expense and a $0.4 million decrease in payroll expenses.

Interest and other income, net. Interest and other income, net decreased $14.4 million, or 68.0%, in the 2021 period, compared to the 2020 period, primarily due to $15.1 million less interest received from lower average interest rates and lower average balances, partially offset by a decrease in sold property expense.
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

Income tax expense. Income tax expense decreased $0.1 million, or 51.6%, in the 2021 period, compared to the 2020 period, primarily due to a decrease in state and local taxes as a result of the sale of properties.

Net loss (income) attributable to noncontrolling interest. In 2017 through 2020, we granted LTIP Units to certain of our trustees and employees. The net loss (income) attributable to noncontrolling interest of $33,000 in the 2021 period and $(0.8) million in the 2020 period, relates to the allocation of loss (income) to the LTIP/OP Unit holders.

LIQUIDITY AND CAPITAL RESOURCES
 Our Operating Liquidity and Resources

As of December 31, 2021, we had $2.8 billion of cash and cash equivalents.  We expect to use our cash balances, cash flow from our operations and proceeds of any future property sales to fund our operations, make distributions, repurchase our common shares, make investments in properties or businesses, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

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

Net cash flows provided by (used in) operating, investing and financing activities were $16.1 million, $(6.8) million and $(195.5) million, respectively, for the year ended December 31, 2021, and $33.3 million, $643.3 million and $(490.0) million, respectively, for the year ended December 31, 2020.  Changes in these three categories of our cash flows between 2021 and 2020 are primarily related to a decrease in property net operating income (as a result of property dispositions), a decrease in interest income (as a result of lower average interest rates on lower average balances in 2021), a decrease in real estate improvements, dispositions of properties, repayments of debt, repurchase of our common shares and distributions to common shareholders.

Our Investment and Financing Liquidity and Resources

During the year ended December 31, 2021, we paid an aggregate of $8.0 million of distributions on our series D preferred shares.  On January 11, 2022, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on February 15, 2022 to shareholders of record on January 28, 2022.

On March 1, 2021, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares through June 30, 2022 and on December 14, 2021, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares through December 31, 2022. During the year ended December 31, 2021, we repurchased and retired 6,735,810 of our common shares under the 2021 authorizations at a weighted average price of $25.85 per share, for a total investment of $174.1 million. As of December 31, 2021, we have $125.9 million of remaining authorization available under our share repurchase program.

We may utilize various types of financings, including debt or equity, to fund future investments and to pay any debt we may incur and other obligations as they become due. Although we are not currently rated by the debt rating agencies, the completion and the costs of any future debt transactions will depend primarily upon market conditions and our credit ratings at such time, if any. We have no control over market conditions. Any credit ratings will depend upon evaluations by credit rating agencies of our business practices and plans and, in particular, whether we appear to have the ability to maintain our earnings, to space any debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably foreseeable adverse changes. We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities. However, there can be no assurance regarding our ability to complete any debt or equity offerings or that our cost of any future public or private financings will not increase.

During the years ended December 31, 2021, 2020 and 2019 amounts capitalized at our properties, including properties sold, for tenant improvements, leasing costs and building improvements were as follows (amounts in thousands):

	Years Ended December 31,
	2021	2020	2019
Tenant improvements(1)	$5,442	$9,598	$7,529
Leasing costs(2)	1,498	2,097	5,409
Building improvements(3)	884	2,044	6,366

(1)Tenant improvements include capital expenditures to improve tenants’ spaces.
(2)Leasing costs include leasing commissions and related legal expenses.
(3)Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.

During the year ended December 31, 2021, commitments made for expenditures in connection with leasing space at our properties were as follows (dollar and square foot measures in thousands):

	New Leases	Renewals	Total
Square feet leased during the period	60	56	116
Tenant improvements and leasing commissions	$2,590	$2,034	$4,624
Tenant improvements and leasing commissions per square foot	$43.16	$36.33	$39.86
Weighted average lease term by square foot (years)(1)	4.6	5.6	5.1
Tenant improvements and leasing commissions per square foot per year of lease term	$9.34	$6.45	$7.80

(1)For renewal lease terms, if the existing rents of an original lease term are modified, the new term starts at the rent modification date. Weighted average lease term generally excludes renewal options.

Committed but unspent tenant related obligations are leasing commissions and tenant improvements. Based on existing leases as of December 31, 2021, committed but unspent tenant related obligations were $6.7 million.

Debt Covenants

We have no debt outstanding as of December 31, 2021, and, as a result, we have no debt covenants. We are also no longer rated by the debt rating agencies.

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

The following table provides a reconciliation of net (loss) income to FFO attributable to Equity Commonwealth common shareholders and unitholders and a reconciliation to Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders (in thousands):

	Years Ended December 31,
	2021	2020	2019
Reconciliation to FFO:
Net (loss) income	$(16,429)	$452,093	$492,866
Real estate depreciation and amortization	17,593	18,442	27,037
Gain on sale of properties, net	—	(446,744)	(422,172)
FFO attributable to Equity Commonwealth	1,164	23,791	97,731
Preferred distributions	(7,988)	(7,988)	(7,988)
FFO attributable to Equity Commonwealth common shareholders and unitholders	$(6,824)	$15,803	$89,743

Reconciliation to Normalized FFO:
FFO attributable to Equity Commonwealth common shareholders and unitholders	$(6,824)	$15,803	$89,743
Lease value amortization	—	—	(117)
Straight-line rent adjustments	(1,407)	340	(418)
Sold property expense included in interest and other income, net	(225)	515	—
(Gain) loss on early extinguishment of debt	—	(131)	6,374
Executive severance expense	7,107	—	—
Taxes related to property sales included in general and administrative	—	1,472	—
Taxes related to property sales, net included in income tax expense	—	130	142
Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders	$(1,349)	$18,129	$95,724

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

A reconciliation of NOI to net (loss) income for the years ended December 31, 2021, 2020 and 2019, is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Rental revenue	$54,927	$62,134	$116,869
Other revenue	3,075	4,144	10,981
Operating expenses	(25,893)	(28,858)	(46,418)
NOI	$32,109	$37,420	$81,432

NOI	$32,109	$37,420	$81,432
Depreciation and amortization	(17,774)	(19,329)	(28,122)
General and administrative	(37,444)	(33,233)	(38,442)
Interest and other income, net	6,800	21,228	72,392
Interest expense	—	(620)	(8,908)
Gain (loss) on early extinguishment of debt	—	131	(6,374)
Gain on sale of properties, net	—	446,744	422,172
(Loss) income before income taxes	(16,309)	452,341	494,150
Income tax expense	(120)	(248)	(1,284)
Net (loss) income	$(16,429)	$452,093	$492,866

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

RELATED PERSON TRANSACTIONS

For information about our related person transactions, see Note 15 of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2021 our internal control over financial reporting is effective.
Ernst & Young LLP, the independent registered public accounting firm that audited our 2021 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears on page F-2.

Item 9B.    Other Information.
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
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

Exhibit Number	Description
21.1	Subsidiaries of the Company. (Filed herewith.)

23.1	Consent of Ernst & Young LLP. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Dated: February 10, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities set forth below and on the dates indicated.

Signature	Title	Date
/s/ David A. Helfand	President and Chief Executive Officer (principal executive officer), Trustee	February 10, 2022
David A. Helfand

/s/ William H. Griffiths	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 10, 2022
William H. Griffiths

/s/ Jeffrey D. Brown	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 10, 2022
Jeffrey D. Brown

/s/ Sam Zell	Chairman of the Board of Trustees	February 10, 2022
Sam Zell

/s/ Ellen-Blair Chube	Trustee	February 10, 2022
Ellen-Blair Chube

/s/ Martin L. Edelman	Trustee	February 10, 2022
Martin L. Edelman

/s/ Peter Linneman	Trustee	February 10, 2022
Peter Linneman

/s/ Mary Jane Robertson	Trustee	February 10, 2022
Mary Jane Robertson

/s/ Gerald A. Spector	Trustee	February 10, 2022
Gerald A. Spector

/s/ James A. Star	Trustee	February 10, 2022
James A. Star

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Equity Commonwealth

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Equity Commonwealth (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2022 expressed an unqualified opinion thereon.

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
February 10, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Equity Commonwealth

Opinion on Internal Control Over Financial Reporting
We have audited Equity Commonwealth’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Equity Commonwealth (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Equity Commonwealth as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed at Item 15(a) and our report dated February 10, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Chicago, Illinois
February 10, 2022

EQUITY COMMONWEALTH
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2021	2020
ASSETS
Real estate properties:
Land	$44,060	$44,060
Buildings and improvements	362,042	357,650
	406,102	401,710
Accumulated depreciation	(156,439)	(143,319)
	249,663	258,391
Cash and cash equivalents	2,800,998	2,987,225
Rents receivable	15,549	14,702
Other assets, net	15,173	17,353
Total assets	$3,081,383	$3,277,671

LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$19,762	$20,588
Rent collected in advance	3,986	2,928
Distributions payable	2,365	10,991
Total liabilities	26,113	34,507
Commitments and contingencies
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6.50% cumulative convertible; 4,915,196 shares issued and outstanding, aggregate liquidation preference of $122,880	119,263	119,263
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 115,205,818 and 121,522,555 shares issued and outstanding, respectively	1,152	1,215
Additional paid in capital	4,128,656	4,294,632
Cumulative net income	3,798,552	3,814,948
Cumulative common distributions	(4,281,195)	(4,283,668)
Cumulative preferred distributions	(717,700)	(709,712)
Total shareholders’ equity	3,048,728	3,236,678
Noncontrolling interest	6,542	6,486
Total equity	3,055,270	3,243,164
Total liabilities and equity	$3,081,383	$3,277,671
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	December 31,
	2021	2020	2019
Revenues:
Rental revenue	$54,927	$62,134	$116,869
Other revenue	3,075	4,144	10,981
Total revenues	58,002	66,278	127,850
Expenses:
Operating expenses	25,893	28,858	46,418
Depreciation and amortization	17,774	19,329	28,122
General and administrative	37,444	33,233	38,442
Total expenses	81,111	81,420	112,982
Interest and other income, net	6,800	21,228	72,392
Interest expense (including net amortization of debt discounts, premiums and deferred financing fees of $—, $(119) and $204, respectively)	—	(620)	(8,908)
Gain (loss) on early extinguishment of debt	—	131	(6,374)
Gain on sale of properties, net	—	446,744	422,172
(Loss) income before income taxes	(16,309)	452,341	494,150
Income tax expense	(120)	(248)	(1,284)
Net (loss) income	(16,429)	452,093	492,866
Net loss (income) attributable to noncontrolling interest	33	(799)	(186)
Net (loss) income attributable to Equity Commonwealth	(16,396)	451,294	492,680
Preferred distributions	(7,988)	(7,988)	(7,988)
Net (loss) income attributable to Equity Commonwealth common shareholders	$(24,384)	$443,306	$484,692

Weighted average common shares outstanding — basic	121,411	121,786	122,091
Weighted average common shares outstanding — diluted	121,411	126,606	126,260
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$(0.20)	$3.64	$3.97
Diluted	$(0.20)	$3.56	$3.90
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Net (loss) income	$(16,429)	$452,093	$492,866

Other comprehensive income, net of tax:
Unrealized gain, net on marketable securities	—	—	342
Total comprehensive (loss) income	(16,429)	452,093	493,208
Comprehensive loss (income) attributable to noncontrolling interest	33	(799)	(186)
Total comprehensive (loss) income attributable to Equity Commonwealth	$(16,396)	$451,294	$493,022
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands, except share data)

	Equity Commonwealth Shareholders
	Number of Series D Preferred Shares	Series D Preferred Shares	Number of Common Shares	Common Shares	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Loss	Cumulative Common Distributions	Cumulative Preferred Distributions	Noncontrolling Interest	Total
Balance at December 31, 2018	4,915,196	$119,263	121,572,155	$1,216	$4,305,974	$2,870,974	$(342)	$(3,420,548)	$(693,736)	$1,197	$3,183,998
Comprehensive income:
Net income	—	—	—	—	—	492,680	—	—	—	186	492,866
Unrealized gain on marketable securities	—	—	—	—	—	—	342	—	—	—	342
Total comprehensive income											493,208
Surrender of shares for tax withholding	—	—	(168,327)	(2)	(5,485)	—	—	—	—	—	(5,487)
Share-based compensation	—	—	520,371	5	13,095	—	—	—	—	1,326	14,426
Distributions	—	—	—	—	—	—	—	(431,118)	(7,988)	(1,167)	(440,273)
Adjustment for noncontrolling interest	—	—	—	—	247	—	—	—	—	(247)	—
Balance at December 31, 2019	4,915,196	119,263	121,924,199	1,219	4,313,831	3,363,654	—	(3,851,666)	(701,724)	1,295	3,245,872
Net income	—	—	—	—	—	451,294	—	—	—	799	452,093
Repurchase of shares	—	—	(711,000)	(7)	(20,862)	—	—	—	—	—	(20,869)
Surrender of shares for tax withholding	—	—	(184,068)	(2)	(6,026)	—	—	—	—	—	(6,028)
Share-based compensation	—	—	493,424	5	11,679	—	—	—	—	1,531	13,215
Contributions	—	—	—	—	—	—	—	—	—	1	1
Distributions	—	—	—	—	—	—	—	(432,002)	(7,988)	(1,099)	(441,089)
Redemption of noncontrolling interest	—	—	—	—	—	—	—	—	—	(31)	(31)
Adjustment for noncontrolling interest	—	—	—	—	(3,990)	—	—	—	—	3,990	—
Balance at December 31, 2020	4,915,196	119,263	121,522,555	1,215	4,294,632	3,814,948	—	(4,283,668)	(709,712)	6,486	3,243,164
Net loss	—	—	—	—	—	(16,396)	—	—	—	(33)	(16,429)
Repurchase of shares	—	—	(6,735,810)	(67)	(174,340)	—	—	—	—	—	(174,407)
Surrender of shares for tax withholding	—	—	(245,560)	(2)	(7,079)	—	—	—	—	—	(7,081)
Share-based compensation	—	—	664,633	6	14,555	—	—	—	—	881	15,442
Distributions	—	—	—	—	—	—	—	2,473	(7,988)	96	(5,419)
Adjustment for noncontrolling interest	—	—	—	—	888	—	—	—	—	(888)	—
Balance at December 31, 2021	4,915,196	$119,263	115,205,818	$1,152	$4,128,656	$3,798,552	$—	$(4,281,195)	$(717,700)	$6,542	$3,055,270
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(16,429)	$452,093	$492,866
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	15,235	16,162	23,782
Net amortization of debt discounts, premiums and deferred financing fees	—	(119)	204
Straight-line rental income	(1,407)	340	(418)
Amortization of acquired real estate leases	—	—	158
Other amortization	2,539	3,167	4,009
Amortization of right-of-use asset	—	767	736
Share-based compensation	15,442	13,215	14,426
(Gain) loss on early extinguishment of debt	—	(131)	6,374
Net gain on sale of properties	—	(446,744)	(422,172)
Change in assets and liabilities:
Rents receivable and other assets	81	(2,119)	(13,099)
Accounts payable, accrued expenses and other	(410)	(3,104)	(5,311)
Rent collected in advance	1,058	(199)	(2,610)
Net cash provided by operating activities	16,109	33,328	98,945

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(6,803)	(12,039)	(26,052)
Proceeds from sale of properties, net	—	655,291	771,787
Proceeds from maturity of marketable securities	—	—	250,000
Net cash (used in) provided by investing activities	(6,803)	643,252	995,735

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common shares	(181,488)	(26,897)	(5,487)
Payments on borrowings	—	(25,441)	(255,842)
Contributions from holders of noncontrolling interest	—	1	—
Distributions to common shareholders	(6,024)	(427,795)	(428,649)
Distributions to preferred shareholders	(7,988)	(7,988)	(7,988)
Distributions to holders of noncontrolling interest	(33)	(1,849)	(170)
Redemption of noncontrolling interest	—	(31)	—
Net cash used in financing activities	(195,533)	(490,000)	(698,136)

(Decrease) increase in cash, cash equivalents, and restricted cash	(186,227)	186,580	396,544
Cash, cash equivalents, and restricted cash at beginning of year	2,987,225	2,800,645	2,404,101
Cash, cash equivalents, and restricted cash at end of year	$2,800,998	$2,987,225	$2,800,645
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$843	$13,032
Taxes paid (refunded), net	246	(1,444)	2,933

NON-CASH INVESTING ACTIVITIES:
Recognition of right-of-use asset and lease liability	$—	$—	$1,503
Accrued capital expenditures	509	986	1,383

NON-CASH FINANCING ACTIVITIES:
Distributions payable	$2,365	$10,991	$7,534

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2021	2020	2019
Cash and cash equivalents	$2,800,998	$2,987,225	$2,795,642
Restricted cash	—	—	5,003
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$2,800,998	$2,987,225	$2,800,645
See accompanying notes.

EQUITY COMMONWEALTH

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization
Equity Commonwealth, or the Company, is a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland. Our business is primarily the ownership and operation of office properties in the United States.
The Company operates in an umbrella partnership real estate investment trust, or UPREIT, and conducts substantially all of its activities through EQC Operating Trust, a Maryland real estate investment trust, or the Operating Trust. The Company beneficially owned, 99.79% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust, or OP Units, as of December 31, 2021, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.
As of December 31, 2021, our portfolio consisted of four properties (eight buildings), with a combined 1.5 million square feet. As of December 31, 2021, we had $2.8 billion of cash and cash equivalents. All numbers of properties, numbers of buildings and square feet are unaudited.
On May 4, 2021, we entered into a merger agreement to acquire Monmouth Real Estate Investment Corporation (NYSE: MNR), or Monmouth, a publicly-traded industrial REIT. On August 31, 2021, following Monmouth’s failure to obtain shareholder approval of the merger, in accordance with the terms of the merger agreement, we terminated the merger agreement and were reimbursed $10.0 million by Monmouth for our out-of-pocket expenses. Total transaction costs net of the reimbursement resulted in $0.1 million of general and administrative expense recorded in the year ended December 31, 2021. For more information regarding the termination of the merger agreement, please read the Current Report on Form 8-K filed with the United States Securities and Exchange Commission on August 31, 2021.

Note 2.  Summary of Significant Accounting Policies
Basis of Presentation.    The consolidated financial statements include our investments in 100% owned subsidiaries and majority owned subsidiaries that are controlled by us. References to we, us, our and the Company, refer to Equity Commonwealth and its consolidated subsidiaries as of December 31, 2021, unless the context indicates otherwise. All intercompany transactions and balances have been eliminated.
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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We review our properties for impairment quarterly, or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Impairment indicators may include our decision to dispose of an asset before the end of its estimated useful life, declining tenant occupancy, lack of progress releasing vacant space, tenant bankruptcies, low long-term prospects for improvement in property performance, weak or declining tenant profitability, and cash flow or liquidity. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. The determination of undiscounted cash flow includes consideration of many factors including income to be earned from the investment over our anticipated hold period, holding costs (exclusive of interest), estimated selling prices, and prevailing economic and market conditions. In the event that such expected undiscounted future cash flows do not exceed the carrying values, we estimate the fair value of the assets and record an impairment charge equal to the amount by which the carrying value exceeds the estimated fair value. Estimated fair values are calculated based on the following information, (i) recent third party estimates of market value, (ii) market prices for comparable properties, or (iii) the present value of future cash flows. During the years ended December 31, 2021, 2020 and 2019 we did not record any loss on asset impairment.

When we classify properties as held for sale, we discontinue the recording of depreciation expense and estimate their fair value less costs to sell. If we determine that the carrying value for these properties exceed their estimated fair value less costs to sell, we record a loss on asset impairment. As of December 31, 2021 and 2020, we did not have any properties classified as held for sale.
Certain of our real estate assets contain hazardous substances, including asbestos. We believe any asbestos in our buildings is contained in accordance with current regulations. If we remove the asbestos or renovate or demolish these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed. We do not believe that there are other environmental conditions or issues at any of our properties that have had or will have a material adverse effect on us. However, no assurances can be given that conditions or issues are not present at our properties or that costs we may be required to incur in the future to remediate contamination or comply with environmental, health and safety laws will not have a material adverse effect on our business or financial condition. As of December 31, 2021 and 2020, we did not have any accrued environmental remediation costs.
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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Earnings Per Common Share.    Earnings per common share, or EPS, is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if our series D convertible preferred shares, our restricted share units, or RSUs, or beneficial interests in the Operating Trust, or LTIP Units, were converted into our common shares, which could result in a lower EPS amount. The effect of our series D convertible preferred shares on net income attributable to common shareholders is anti-dilutive for the year ended December 31, 2021 and dilutive for the years ended December 31, 2020 and 2019.
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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.  Real Estate Properties
Acquisitions and Expenditures
We did not make any acquisitions during the years ended December 31, 2021, 2020 or 2019.
During the years ended December 31, 2021, 2020, and 2019, we made improvements, excluding tenant-funded improvements, to our properties totaling $6.3 million, $11.6 million and $13.9 million, respectively.
We committed $4.6 million for expenditures related to 0.1 million square feet of leases executed during 2021. Committed but unspent tenant related obligations are leasing commissions and tenant improvements. Based on existing leases as of December 31, 2021, committed but unspent tenant related obligations were $6.7 million.
Property Dispositions:

We did not sell any properties during the year ended December 31, 2021.

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
(2)The sale represents an individually significant disposition. The operating results of this property are included in continuing operations for all periods presented through the date of sale. Net (loss) income related to this property was $(14,000), $193.4 million, of which $194.7 million related to the gain on sale, and $14.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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
(2)Certain of our subsidiaries sold 100.0% of the equity interests in the fee simple owner of this property. The sale represents an individually significant disposition. The operating results of this property are included in continuing operations for all periods presented through the date of sale. Net (loss) income related to this property was $(41,000), $0.1 million and $197.5 million, of which $193.0 million related to the gain on sale, for the years ended December 31, 2021, 2020 and 2019 respectively.
(3)The property includes an office building and additional development rights.
(4)There was consideration of $2.0 million being held in escrow related to the sale of this property. In June 2020, these proceeds were released to the Company, and we recorded an additional $2.0 million gain on the sale for the year ended December 31, 2020.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lease Payments

Our real estate properties are generally leased on gross lease and modified gross lease bases pursuant to non-cancelable, fixed term operating leases expiring between 2022 and 2035. These gross leases and modified gross leases require us to pay all or some property operating expenses and to provide all or some property management services. A portion of these property operating expenses are reimbursed by the tenants.

The FASB has issued additional guidance for companies to account for any COVID-19 related rent concessions in the form of FASB staff and board members’ remarks at the April 8, 2020 public meeting and the FASB staff question-and-answer document issued on April 10, 2020. We have elected the practical expedient to account for COVID-19 related rent concessions as if they were part of the enforceable rights and obligations of the parties under the existing lease contract. This policy has been elected for our lessor portfolio for any rent deferrals, and we have elected to treat the related leases as if they are unchanged. For years ended December 31, 2021 and 2020, we deferred collection of $20,000 and $0.3 million, respectively, of rental income on revenue that was recognized in that period.

The future minimum lease payments, excluding tenant reimbursement revenue, scheduled to be received by us during the current terms of our leases as of December 31, 2021 are as follows (in thousands):

2022	$36,598
2023	35,282
2024	28,645
2025	24,575
2026	20,714
Thereafter	53,575
$199,389
Rental revenue consists of the following (in thousands):

	December 31,
	2021	2020	2019
Lease payments	$36,461	$40,514	$81,698
Variable lease payments	18,466	21,620	35,171
Rental revenue	$54,927	$62,134	$116,869

Note 4. Lease Intangibles

Amortization of the lease intangibles for the years ended December 31, 2021, 2020, and 2019, is as follows (in thousands):

		December 31,
	Income Statement Location	2021	2020	2019
Amortization of acquired in-place leases	Depreciation and amortization	$—	$—	$275
Amortization of above and below market leases	Increase to rental income	—	—	117

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Other Assets

Deferred Leasing Costs and Capitalized Lease Incentives

The following table summarizes our deferred leasing costs and capitalized lease incentives as of December 31, 2021, and 2020 (in thousands):

	December 31,
	2021	2020
Deferred leasing costs	$20,781	$21,692
Accumulated amortization	(10,387)	(10,251)
Deferred leasing costs, net	$10,394	$11,441

Capitalized lease incentives	$2,752	$2,938
Accumulated amortization	(1,446)	(1,371)
Capitalized lease incentives, net	$1,306	$1,567

Future amortization of deferred leasing costs, included in amortization expense, and capitalized lease incentives, included in rental revenues, to be recognized by us during the current terms of our leases as of December 31, 2021 are approximately (in thousands):

	Deferred Leasing Costs	Capitalized Lease Incentives
2022	$2,714	$467
2023	1,973	286
2024	1,535	155
2025	1,237	100
2026	966	97
Thereafter	1,969	201
	$10,394	$1,306

Note 6.  Indebtedness
We have no debt outstanding as of December 31, 2021, and, as a result, we have no debt covenants. We are also no longer rated by the debt rating agencies.
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

Note 7.  Shareholders’ Equity

Common Share Issuances:

See Note 10 for information regarding equity issuances related to share-based compensation.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Share Repurchases:

On August 24, 2015, our Board of Trustees approved a common share repurchase program. On March 13, 2019, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. In March 2020, this share repurchase authorization, of which $129.2 million was not utilized, expired. On March 10, 2020, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. In March 2021, this share repurchase authorization, none of which was utilized, expired. On March 1, 2021, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares through June 30, 2022, and on December 14, 2021, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares through December 31, 2022.

During the year ended December 31, 2021, we repurchased and retired 6,735,810 of our common shares under the 2021 authorizations at a weighted average price of $25.85 per share, for a total investment of $174.1 million. During the year ended December 31, 2020, we repurchased and retired 711,000 of our common shares under the March 2019 authorization at a weighted average price of $29.31 per share, for a total investment of $20.8 million. During the year ended December 31, 2019, we did not repurchase any common shares under our common share repurchase program. The share repurchases in 2020 and 2019 discussed in this paragraph were completed prior to the special, one-time cash distributions in each of those years, which were in the amount of $3.50 and $3.50 per common share/unit paid on October 20, 2020 and October 23, 2019, respectively. As of December 31, 2021, we have $125.9 million of remaining authorization available under our share repurchase program.

During the years ended December 31, 2021, 2020 and 2019, certain of our employees and former employees surrendered 245,560, 184,068 and 168,327 common shares owned by them, respectively, to satisfy their statutory tax withholding obligations in connection with the vesting of such common shares pursuant to our equity compensation plans.

Common Share and Unit Distributions:

On September 16, 2020 our Board of Trustees declared a special, one-time cash distribution of $3.50 per common share/unit to shareholders/unitholders of record on October 1, 2020. On October 20, 2020, we paid this distribution to such shareholders/unitholders in the aggregate amount of $426.7 million. In February 2021, the number of earned awards for recipients of the Company’s restricted stock units granted in 2018 was determined. Pursuant to the terms of such awards, we paid a one-time catch-up cash distribution to these recipients in the aggregate amount of $6.0 million for distributions to common shareholders and unitholders declared by our Board of Trustees during such awards' performance measurement period.

On September 24, 2019, our Board of Trustees declared a special, one-time cash distribution of $3.50 per common share/unit to shareholders/unitholders of record on October 7, 2019. On October 23, 2019, we paid this distribution to such shareholders/unitholders in the aggregate amount of $427.7 million. In February 2020, the number of earned awards for recipients of the Company’s restricted stock units and market-based LTIP Units granted in 2017 was determined. Pursuant to the terms of such awards, we paid a one-time catch-up cash distribution to these recipients in the aggregate amount of $2.9 million for distributions to common shareholders and unitholders declared by our Board of Trustees during such awards' performance measurement period.

The following characterizes distributions paid per common share for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Ordinary income	—%	0.15%	50.30%
Return of capital	—%	—%	—%
Capital gain(1)	—%	82.60%	46.90%
Unrecaptured Section 1250 gain	—%	17.25%	2.80%
	—%	100.00%	100.00%

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Series D Preferred Shares:
Each of our 4,915,196 series D cumulative convertible preferred shares accrue dividends of $1.625, or 6.50% per annum of the liquidation amount, payable in equal quarterly payments. Our series D preferred shares are convertible, at the holder's option, into our common shares at a conversion rate of 0.6585 common shares per series D preferred share, which is equivalent to a conversion price of $37.97 per common share, or 3,236,657 additional common shares at December 31, 2021. The conversion rate changed from 0.5813 to 0.6585 common shares per series D preferred share effective October 2, 2020 as a result of the common share distribution declared by our Board of Trustees in 2020. The conversion rate changed from 0.5215 to 0.5813 common shares per series D preferred share effective October 8, 2019 as a result of the common share distribution declared by our Board of Trustees in 2019.
If our common shares trade at or above the then applicable conversion price, we may, at our option, convert some or all of the series D preferred shares into common shares at the then applicable conversion rate. If a fundamental change occurs, which generally will be deemed to occur upon a change in control or a termination of trading of our common shares (or other equity securities into which our series D preferred shares are then convertible), holders of our series D preferred shares will have a special right to convert their series D preferred shares into a number of our common shares per $25.00 liquidation preference, plus accrued and unpaid distributions, divided by 98% of the average closing market price of our common shares for a specified period before such event is effective, unless we exercise our right to repurchase these series D preferred shares for cash, at a purchase price equal to 100% of their liquidation preference, plus accrued and unpaid distributions. The issuance of a large number of common shares as a result of the exercise of this conversion right after a fundamental change may have a dilutive effect on net income attributable to Equity Commonwealth common shareholders per share for future periods. As of December 31, 2021, we had 4,915,196 outstanding series D preferred shares that were convertible into 3,236,657 of our common shares.

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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following characterizes distributions paid per preferred share for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Ordinary income	—%	0.15%	50.30%
Return of capital	100.00%	—%	—%
Capital gain(1)	—%	82.60%	46.90%
Unrecaptured Section 1250 gain	—%	17.25%	2.80%
	100.0%	100.0%	100.00%

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

Note 8.  Noncontrolling Interest

Noncontrolling interest represents the portion of the OP units not beneficially owned by the Company. The ownership of an OP Unit and a common share of beneficial interest have essentially the same economic characteristics. Distributions with respect to OP Units will generally mirror distributions with respect to the Company’s common shares. Unitholders (other than the Company) generally have the right, commencing six months from the date of issuance of such OP Units, to cause the Operating Trust to redeem their OP Units in exchange for cash or, at the option of the Company, common shares of the Company on a one-for-one basis. As sole trustee, the Company has the sole discretion to elect whether the redemption right will be satisfied by the Company in cash or the Company’s common shares. As a result, the Noncontrolling interest is classified as permanent equity. As of December 31, 2021, the portion of the Operating Trust not beneficially owned by the Company is in the form of OP Units and LTIP Units (see Note 10 for a description of LTIP Units). LTIP Units may be subject to additional vesting requirements.

The following table presents the changes in Equity Commonwealth’s issued and outstanding common shares and units for the year ended December 31, 2021:

	Common Shares	OP Units and LTIP Units	Total
Outstanding at January 1, 2021	121,522,555	243,516	121,766,071
Repurchase and surrender of shares	(6,981,370)	—	(6,981,370)
Share-based compensation grants and vesting, net of forfeitures	664,633	3,701	668,334
Outstanding at December 31, 2021	115,205,818	247,217	115,453,035
Noncontrolling ownership interest in the Operating Trust			0.21%

The carrying value of the Noncontrolling interest is allocated based on the number of OP Units and LTIP Units in proportion to the number of OP Units and LTIP Units plus the number of common shares. We adjust the Noncontrolling interest balance at the end of each period to reflect the noncontrolling partners’ interest in the net assets of the Operating Trust. Net income is allocated to the Noncontrolling interest in the Operating Trust based on the weighted average ownership percentage during the period. Equity Commonwealth’s weighted average ownership interest in the Operating Trust was 99.80%, 99.82% and 99.96%, respectively, for the years ended December 31, 2021, 2020 and 2019.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9.  Income Taxes

Our provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
State and local	$(120)	$(248)	$(284)

Deferred:
State and local	—	—	(1,000)

Income tax expense	$(120)	$(248)	$(1,284)

The tax expense recorded is primarily the result of the taxable gains from sales of properties. During the years ended December 31, 2021, 2020 and 2019, we recorded benefit (expense) of $0.1 million, $(0.1) million and $(1.6) million, respectively, related to uncertain tax positions, as part of our income tax provision.
A reconciliation of our effective tax rate and the U.S. Federal statutory income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Taxes at statutory U.S. federal income tax rate	21.00%	21.00%	21.00%
Dividends paid deduction and net operating loss utilization	(21.00)%	(21.00)%	(21.00)%
Federal taxes on built-in gain	—%	—%	—%
State and local income taxes	(0.74)%	0.05%	0.26%
Effective tax rate	(0.74)%	0.05%	0.26%

At December 31, 2021 and 2020, we had federal net operating loss, or NOL, carryforwards of $29 million and $18 million, respectively. These amounts can be used to offset future taxable income, if any. The REIT will be entitled to utilize NOL carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. NOLs arising in taxable years ending before January 1, 2018 can generally be carried forward 20 years, with no carryforward limitation on NOLs generated after that date. NOL carryforwards of $18 million expire in 2037 and NOL carryforwards of $11 million never expire.

Note 10. Share-Based Compensation
Equity Commonwealth 2015 Omnibus Incentive Plan (2015 Incentive Plan)

On June 16, 2015, at our 2015 annual meeting of shareholders, our shareholders approved the 2015 Incentive Plan. The 2015 Incentive Plan replaced the Equity Commonwealth 2012 Equity Compensation Plan (as amended, the 2012 Plan). The Board of Trustees approved the 2015 Incentive Plan, subject to shareholder approval, on March 18, 2015 (the Effective Date). On January 26, 2016, the Board of Trustees approved an amendment to the 2015 Incentive Plan to allow the Compensation Committee (Committee) to authorize in an award agreement a transfer of all or a part of certain equity awards not for value to a “family member” (as defined in the 2015 Incentive Plan). At our annual meeting of shareholders on June 20, 2019, our shareholders approved an amendment to the 2015 Incentive Plan to increase the number of common shares of beneficial interest authorized thereunder by 2,500,000 (hereafter, as amended, the 2015 Incentive Plan). The following description of certain terms of the 2015 Incentive Plan is qualified in all respects by the terms of the 2015 Incentive Plan.

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
· Other equity-based awards; and
· Cash bonus awards.

Recipients of the Company’s restricted shares have the same voting rights as any other common shareholder. During the period of restriction, holders of unvested restricted shares are eligible to receive dividend payments on their shares at the same rate and on the same date as any other common shareholder.  The restricted shares are service based awards and vest over a service period determined by the Committee.

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

2021 Equity Award Activity

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

On June 23, 2021, in accordance with the Company’s compensation plan for independent Trustees, the Committee awarded each of the six independent Trustees $0.1 million in restricted shares or time-based LTIP Units as part of their compensation for the 2021-2022 year of service on the Board of Trustees. These awards equated to 3,701 shares or time-based LTIP Units per Trustee, for a total of 18,505 shares and 3,701 time-based LTIP Units, valued at $27.02 per share and unit, the closing price of our common shares on the New York Stock Exchange, or NYSE, on that day. These shares and time-based LTIP Units vest one year after the date of the award, on June 23, 2022.

During the year ended December 31, 2021, 523,662 RSUs vested, and, as a result, we issued 523,662 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations (see Note 7). Additionally, 81,434 market-based LTIP Units vested and converted into OP Units (see Note 8).

2020 Equity Award Activity

On January 27, 2020, the Committee approved grants in the aggregate amount of 20,116 time-based LTIP Units, 40,841 market-based LTIP Units at target (101,796 market-based LTIP Units at maximum), 85,058 restricted shares and 172,697 RSUs at target (430,447 RSUs at maximum) to the Company’s officers, certain employees and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2019. The restricted shares and time-based LTIP Units were valued at $32.81 per share and per unit, the closing price of our common shares on the NYSE on that day.
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
During the year ended December 31, 2020, 388,615 RSUs vested, and, as a result, we issued 388,615 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations (see Note 7). Additionally, 84,754 market-based LTIP Units vested and converted into OP Units (see Note 8).
2019 Equity Award Activity

On January 29, 2019, the Committee approved a grant of 112,359 restricted shares and 228,128 RSUs at target (568,609 RSUs at maximum) to the Company’s officers, certain employees and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2018. The restricted shares granted on January 29, 2019 were valued at $31.77 per share, the closing price of our common shares on the NYSE on that day.
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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

closing price of our common shares on the NYSE on that day. These shares and time-based LTIP Units vested on June 20, 2020.
During the year ended December 31, 2019, 384,811 RSUs vested, and, as a result, we issued 384,811 common shares, prior to certain employees surrendering their common shares to satisfy statutory tax withholding obligations (see Note 7).

Outstanding Equity Awards

The table below presents a summary of restricted share, RSU and LTIP Unit activity for the years ended December 31, 2021, 2020 and 2019:

	Number of Restricted Shares and Time-Based LTIP Units	Weighted Average Grant Date Fair Value	Number of RSUs and Market-Based LTIP Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	425,888	$28.70	2,046,644	$15.47
Granted	138,819	32.20	568,609	15.91
Vested	(164,074)	28.60	(384,811)	15.53
Not earned(1)	—	—	(225,654)	15.57
Forfeited	(319)	31.08	(1,613)	15.56
Outstanding at December 31, 2019	400,314	$29.95	2,003,175	$15.57
Granted	136,356	32.47	532,243	16.12
Vested	(149,103)	29.65	(473,369)	15.79
Not earned(1)	—	—	(97,131)	15.97
Forfeited(2)	(1,879)	31.41	—	—
Outstanding at December 31, 2020	385,688	$31.52	1,964,918	$15.65
Granted	144,672	28.06	619,750	15.19
Vested	(188,990)	30.99	(605,096)	15.31
Not earned(1)	—	—	—	—
Forfeited	—	—	—	—
Outstanding at December 31, 2021	341,370	$30.35	1,979,572	$15.61
(1) The table presents the maximum number of shares issued or issuable from outstanding equity awards. RSUs and market-based LTIP Units not earned are the shares market-based award recipients do not receive based on the performance measurement completed at the end of the performance period.
(2) Restricted shares forfeited as a result of a resignation of an independent Trustee in November 2020.
The 341,370 unvested restricted shares and time-based LTIP Units as of December 31, 2021 are scheduled to vest as follows: 134,965 shares/units in 2022, 91,181 shares/units in 2023, 62,206 shares/units in 2024 and 53,018 shares/units in 2025. As of December 31, 2021, the estimated future compensation expense for all unvested restricted shares and time-based LTIP Units was $5.0 million. Compensation expense for the restricted share and time-based LTIP Units is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares and time-based LTIP Units is approximately 2.3 years.
As of December 31, 2021, the estimated future compensation expense for all unvested RSUs and market-based LTIP Units was $10.4 million. The weighted average period over which the future compensation expense will be recorded for the RSUs and market-based LTIP Units is approximately 2.1 years.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The assumptions and fair values for the RSUs and market-based LTIP Units granted for the years ended December 31, 2021, 2020 and 2019 are included in the following table on a per share and unit basis.

	2021	2020	2019
Fair value of RSUs and market-based LTIP Units granted at the target amount	$37.87	$40.17	$39.65
Fair value of RSUs and market-based LTIP Units granted at the maximum amount	$15.19	$16.12	$15.91
Expected term (years)	4	4	4
Expected volatility	16.99%	12.39%	13.98%
Expected dividend yield	—%	—%	—%
Risk-free rate	0.17%	1.41%	2.52%
During the years ended December 31, 2021, 2020 and 2019, we recorded $15.4 million, $13.2 million and $14.4 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our Trustees, officers, eligible consultants and employees related to our equity compensation plans. Compensation expense recorded during the years ended December 31, 2021, 2020 and 2019 includes $3.5 million, $17,000 and $0.8 million, respectively, of accelerated vesting due to staffing reductions. Forfeitures are recognized as they occur. At December 31, 2021, 1,526,730 shares/units remain available for issuance under the 2015 Incentive Plan.

Note 11.  Defined Contribution Plan

We have a defined contribution plan that covers employees meeting eligibility requirements. We match 100% of the first 3% of compensation that an employee elects to defer plus 50% of compensation that an employee elects to defer exceeding 3% but not exceeding 5%, subject to a maximum of $8,000. The Company’s matching contribution vests immediately. The Company's contributions were $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 12.  Fair Value of Assets and Liabilities

As of December 31, 2021 and 2020, we do not have any assets or liabilities measured at fair value.

Financial Instruments

Our financial instruments include our cash and cash equivalents. At December 31, 2021 and 2020, the fair value of these financial instruments was not different from their carrying values.

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable. As of December 31, 2021, no single tenant of ours is responsible for more than 10% of our consolidated revenues.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator for earnings per common share - basic:
Net (loss) income	$(16,429)	$452,093	$492,866
Net loss (income) attributable to noncontrolling interest	33	(799)	(186)
Preferred distributions	(7,988)	(7,988)	(7,988)
Numerator for net (loss) income per share - basic	$(24,384)	$443,306	$484,692

Numerator for earnings per common share - diluted:
Net (loss) income	$(16,429)	$452,093	$492,866
Net loss (income) attributable to noncontrolling interest	33	(799)	(186)
Preferred distributions	(7,988)	—	—
Numerator for net (loss) income per share - diluted	$(24,384)	$451,294	$492,680

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic(1)	121,411	121,786	122,091
RSUs(2)	—	1,508	1,138
LTIP Units(3)	—	75	174
Series D preferred shares; 6.50% cumulative convertible	—	3,237	2,857
Weighted average number of common shares outstanding - diluted	121,411	126,606	126,260

Net (loss) income per common share attributable to Equity Commonwealth common shareholders:
Basic	$(0.20)	$3.64	$3.97
Diluted	$(0.20)	$3.56	$3.90

Anti-dilutive securities(4):
Effect of Series D preferred shares; 6.50% cumulative convertible	3,237	—	—
Effect of RSUs(2)	549	—	—
Effect of LTIP Units	84	119	33
Effect of OP Units(5)	208	102	14

(1) The years ended December 31, 2021, 2020 and 2019, include 256, 157, and 210 weighted-average, unvested, earned RSUs, respectively.
(2) Represents the weighted-average number of common shares that would have been issued if the year-end was the measurement date for unvested, unearned RSUs.
(3) Represents the weighted-average dilutive shares issuable from LTIP Units if the year-end was the measurement date for the periods shown.
(4) The Series D preferred shares are excluded from the diluted earnings per share calculation for the year ended December 31, 2021 because including the Series D preferred shares would also require that the preferred distributions be added back to net income, resulting in anti-dilution. The RSUs and market-based LTIP Units are excluded from the diluted earnings per share calculation for the year ended December 31, 2021, because including them results in anti-dilution.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Beneficial interests in the Operating Trust.

Note 14.  Segment Information

Our primary business is the ownership and operation of office properties, and we currently have one reportable segment. One hundred percent of our revenues for the year ended December 31, 2021 were from office properties.

Note 15.  Related Person Transactions

The following discussion includes a description of our related person transactions for the years ended December 31, 2021, 2020 and 2019.

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

In December 2020, we entered into an amendment to the 20th/21st Floor Office Lease extending the lease term for one year, through December 31, 2021, with no renewal options. The lease payment for the extended term was $0.3 million. In December 2021, we entered into a second amendment to the 20th/21st Floor Office Lease extending the lease term for one year, through December 31, 2022, with no renewal options. The lease payment for the second extended term is $0.4 million.

During the years ended December 31, 2021, 2020 and 2019, we recognized expense of $0.3 million, $0.9 million and $0.9 million, respectively, pursuant to the 20th/21st Floor Office Lease and the related storage lease. The future minimum lease payments scheduled to be paid by us during the term of this lease as of December 31, 2021 are $0.4 million in 2022. As of December 31, 2021 and 2020, we did not have any amounts due to Two North Riverside Plaza Joint Venture Limited Partnership pursuant to the 20th/21st Floor Office Lease.

Note 16.  Subsequent Events

Preferred Share Distribution

On January 11, 2022, we announced that our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on February 15, 2022 to shareholders of record on January 28, 2022.

Common Share Repurchases

From January 1, 2022 through February 8, 2022, we repurchased 2,202,866 of our common shares under the December 2021 authorization, at a weighted average price of $25.78 per share, for a total investment of $56.8 million. In total, we have repurchased 8,938,676 of our common shares at a weighted average price of $25.84 per share through February 8, 2022 under the March 1, 2021 authorization and December 14, 2021 authorization and have $69.1 million of remaining authorization available under our share repurchase program.

EQUITY COMMONWEALTH
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
(dollars in thousands)

			Initial Cost to Company				Cost Amount Carried at Close of Period
Property	City	State	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition, Net	Impairment/Write Downs	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
1225 Seventeenth Street	Denver	CO	$22,400	$110,090	$46,692	$(3,349)	$22,400	$153,433	$175,833	$52,749	6/24/2009	1982
1250 H Street, NW	Washington	DC	5,975	53,778	19,333	(3,537)	5,975	69,574	75,549	38,762	6/23/1998	1992
206 East 9th Street	Austin	TX	7,900	38,533	6,967	(1,501)	7,900	43,999	51,899	11,073	5/31/2012	1984
Bridgepoint Square	Austin	TX	7,785	70,526	28,160	(3,650)	7,785	95,036	102,821	53,855	12/5/1997	1986;1996; 1997
			$44,060	$272,927	$101,152	$(12,037)	$44,060	$362,042	$406,102	$156,439

S-1

EQUITY COMMONWEALTH
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
(dollars in thousands)

Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at January 1, 2019	$1,139,642	$375,968
Additions	13,895	22,697
Disposals	(491,416)	(195,965)
Balance at December 31, 2019	662,121	202,700
Additions	11,642	15,275
Disposals	(272,053)	(74,656)
Balance at December 31, 2020	401,710	143,319
Additions	6,326	15,054
Disposals	(1,934)	(1,934)
Balance at December 31, 2021	$406,102	$156,439

(1)Excludes value of real estate intangibles. Aggregate cost for federal income tax purposes is $393,423.
(2)Depreciation is calculated using the straight-line method over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property.

S-2