Form 10-Q
period 2022-03-31
Equity Commonwealth
filed 2022-05-05
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of April 29, 2022:  112,670,136.

EQUITY COMMONWEALTH

FORM 10-Q

March 31, 2022

EXPLANATORY NOTE

References in this Quarterly Report on Form 10-Q to the “Company,” “EQC,” “we,” “us” or “our,” refer to Equity Commonwealth and its consolidated subsidiaries as of March 31, 2022, unless the context indicates otherwise.

i

PART I.      Financial Information

Item 1.         Financial Statements.
EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	March 31, 2022	December 31, 2021
		(audited)
ASSETS
Real estate properties:
Land	$44,060	$44,060
Buildings and improvements	362,464	362,042
	406,524	406,102
Accumulated depreciation	(159,755)	(156,439)
	246,769	249,663
Cash and cash equivalents	2,721,929	2,800,998
Rents receivable	15,644	15,549
Other assets, net	15,676	15,173
Total assets	$3,000,018	$3,081,383

LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$15,505	$19,762
Rent collected in advance	3,732	3,986
Distributions payable	514	2,365
Total liabilities	19,751	26,113

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6.50% cumulative convertible; 4,915,196 shares issued and outstanding, aggregate liquidation preference of $122,880	119,263	119,263
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 112,670,401 and 115,205,818 shares issued and outstanding, respectively	1,127	1,152
Additional paid in capital	4,053,256	4,128,656
Cumulative net income	3,799,854	3,798,552
Cumulative common distributions	(4,280,826)	(4,281,195)
Cumulative preferred distributions	(719,697)	(717,700)
Total shareholders’ equity	2,972,977	3,048,728
Noncontrolling interest	7,290	6,542
Total equity	2,980,267	3,055,270
Total liabilities and equity	$3,000,018	$3,081,383
See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Rental revenue	$15,840	$14,169
Other revenue	846	682
Total revenues	16,686	14,851
Expenses:
Operating expenses	4,533	6,621
Depreciation and amortization	4,412	4,351
General and administrative	8,002	15,729
Total expenses	16,947	26,701
Interest and other income, net	1,574	1,843
Income (loss) before income taxes	1,313	(10,007)
Income tax expense	(8)	(31)
Net income (loss)	1,305	(10,038)
Net (income) loss attributable to noncontrolling interest	(3)	20
Net income (loss) attributable to Equity Commonwealth	1,302	(10,018)
Preferred distributions	(1,997)	(1,997)
Net loss attributable to Equity Commonwealth common shareholders	$(695)	$(12,015)

Weighted average common shares outstanding — basic	113,740	122,002
Weighted average common shares outstanding — diluted	113,740	122,002
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$(0.01)	$(0.10)
Diluted	$(0.01)	$(0.10)

See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands, except share data)
(unaudited)

	Equity Commonwealth Shareholders
	Number of Series D Preferred Shares	Series D Preferred Shares	Number of Common Shares	Common Shares	Additional Paid in Capital	Cumulative Net Income	Cumulative Common Distributions	Cumulative Preferred Distributions	Noncontrolling Interest	Total
Balance at January 1, 2022	4,915,196	$119,263	115,205,818	$1,152	$4,128,656	$3,798,552	$(4,281,195)	$(717,700)	$6,542	$3,055,270
Net income	—	—	—	—	—	1,302	—	—	3	1,305
Repurchase of shares	—	—	(2,851,030)	(29)	(73,715)	—	—	—	—	(73,744)
Surrender of shares for tax withholding	—	—	(159,566)	(1)	(4,132)	—	—	—	—	(4,133)
Share-based compensation	—	—	475,179	5	2,847	—	—	—	324	3,176
Contributions	—	—	—	—	—	—	—	—	1	1
Distributions	—	—	—	—	—	—	369	(1,997)	20	(1,608)
Adjustment for noncontrolling interest	—	—	—	—	(400)	—	—	—	400	—
Balance at March 31, 2022	4,915,196	$119,263	112,670,401	$1,127	$4,053,256	$3,799,854	$(4,280,826)	$(719,697)	$7,290	$2,980,267

	Equity Commonwealth Shareholders
	Number of Series D Preferred Shares	Series D Preferred Shares	Number of Common Shares	Common Shares	Additional Paid in Capital	Cumulative Net Income	Cumulative Common Distributions	Cumulative Preferred Distributions	Noncontrolling Interest	Total
Balance at January 1, 2021	4,915,196	$119,263	121,522,555	$1,215	$4,294,632	$3,814,948	$(4,283,668)	$(709,712)	$6,486	$3,243,164
Net loss	—	—	—	—	—	(10,018)	—	—	(20)	(10,038)
Surrender of shares for tax withholding	—	—	(210,334)	(2)	(6,091)	—	—	—	—	(6,093)
Share-based compensation	—	—	604,654	6	6,405	—	—	—	276	6,687
Distributions	—	—	—	—	—	—	(85)	(1,997)	(20)	(2,102)
Adjustment for noncontrolling interest	—	—	—	—	280	—	—	—	(280)	—
Balance at March 31, 2021	4,915,196	$119,263	121,916,875	$1,219	$4,295,226	$3,804,930	$(4,283,753)	$(711,709)	$6,442	$3,231,618

See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,305	$(10,038)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,776	3,769
Straight-line rental income	10	(307)
Other amortization	636	582
Share-based compensation	3,176	6,687
Change in assets and liabilities:
Rents receivable and other assets	(1,265)	269
Accounts payable, accrued expenses and other	(4,468)	535
Rent collected in advance	(254)	51
Net cash provided by operating activities	2,916	1,548

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(650)	(3,607)
Net cash used in investing activities	(650)	(3,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common shares	(77,877)	(6,093)
Contributions from holders of noncontrolling interest	1	—
Distributions to common shareholders	(1,462)	(6,024)
Distributions to preferred shareholders	(1,997)	(1,997)
Net cash used in financing activities	(81,335)	(14,114)

Decrease in cash, cash equivalents, and restricted cash	(79,069)	(16,173)
Cash, cash equivalents, and restricted cash at beginning of period	2,800,998	2,987,225
Cash and cash equivalents at end of period	$2,721,929	$2,971,052
See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes refunded, net	(12)	(12)

NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$703	$840

NON-CASH FINANCING ACTIVITIES:
Distributions payable	$514	$5,072
See accompanying notes.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business

Equity Commonwealth, or the Company, is a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland. Our business is primarily the ownership and operation of office properties in the United States.

The Company operates in an umbrella partnership real estate investment trust, or UPREIT, and conducts substantially all of its activities through EQC Operating Trust, a Maryland real estate investment trust, or the Operating Trust. The Company beneficially owned 99.76% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust, or OP Units, as of March 31, 2022, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.

At March 31, 2022, our portfolio consisted of four properties (eight buildings), with a combined 1.5 million square feet. As of March 31, 2022, we had $2.7 billion of cash and cash equivalents.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of EQC have been prepared without audit.  Certain information and footnote disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are appropriate.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K, or our Annual Report, for the year ended December 31, 2021.  Capitalized terms used, but not defined in this Quarterly Report, have the same meanings as in our Annual Report.

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

Note 3.  Real Estate Properties

During the three months ended March 31, 2022 and 2021, we made improvements, excluding tenant-funded improvements, to our properties totaling $0.8 million and $3.5 million, respectively.

Property Dispositions:

We did not sell any properties during the three months ended March 31, 2022 or three months ended March 31, 2021.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Lease Payments

Rental revenue consists of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Lease payments	$10,103	$9,257
Variable lease payments	5,737	4,912
Rental revenue	$15,840	$14,169

Note 4.  Shareholders’ Equity

Common Share Issuances:

See Note 7 for information regarding equity issuances related to share-based compensation.

Common Share Repurchases:

On March 1, 2021, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares through June 30, 2022. On December 14, 2021, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares through December 31, 2022. On March 15, 2022, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares through June 30, 2023. During the three months ended March 31, 2022, we repurchased 2,851,030 of our common shares under the 2021 authorizations, at a weighted average price of $25.83 per share, for a total investment of $73.6 million. As of March 31, 2022, we have $202.2 million of remaining authorization available under our share repurchase program.

During the three months ended March 31, 2022 and 2021, certain of our employees and former employees surrendered 159,566 and 210,334 common shares owned by them, respectively, to satisfy their statutory tax withholding obligations in connection with the vesting of such common shares pursuant to our equity compensation plans.

Common Share and Unit Distribution:

In February 2022, the number of earned awards for recipients of the Company’s restricted stock units granted in January 2019 was determined. Pursuant to the terms of such awards, we paid a one-time catch-up cash distribution to these recipients in the aggregate amount of $1.5 million for distributions to common shareholders declared by our Board of Trustees during such awards’ performance measurement period.

Preferred Share Distributions:

In 2022, our Board of Trustees declared distributions on our series D preferred shares to date as follows:

Declaration Date	Record Date	Payment Date	Series D Dividend Per Share
January 11, 2022	January 28, 2022	February 15, 2022	$0.40625
April 11, 2022	April 29, 2022	May 16, 2022	$0.40625

Note 5.  Noncontrolling Interest

Noncontrolling interest represents the portion of the OP Units not beneficially owned by the Company. The ownership of an OP Unit and a common share of beneficial interest have essentially the same economic characteristics. Distributions with respect to OP Units will generally mirror distributions with respect to the Company’s common shares. Unitholders (other than the Company) generally have the right, commencing six months from the date of issuance of such OP Units, to cause the Operating Trust to redeem their OP Units in exchange for cash or, at the option of the Company, common shares of the Company on a one-for-one basis. As sole trustee, the Company has the sole discretion to elect whether the redemption right will be satisfied by the Company in cash or the Company’s common shares. As a result, the Noncontrolling interest is classified as permanent equity. As of March 31, 2022, the portion of the Operating Trust not beneficially owned by the

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company is in the form of OP Units and LTIP Units (see Note 7 for a description of LTIP Units). LTIP Units may be subject to additional vesting requirements.

The following table presents the changes in Equity Commonwealth’s issued and outstanding common shares and units for the three months ended March 31, 2022:

	Common Shares	OP Units and LTIP Units	Total
Outstanding at January 1, 2022	115,205,818	247,217	115,453,035
Repurchase and surrender of shares	(3,010,596)	—	(3,010,596)
Share-based compensation grants and vesting, net of forfeitures	475,179	29,071	504,250
Outstanding at March 31, 2022	112,670,401	276,288	112,946,689
Noncontrolling ownership interest in the Operating Trust			0.24%

The carrying value of the Noncontrolling interest is allocated based on the number of OP Units and LTIP Units in proportion to the number of OP Units and LTIP Units plus the number of common shares. We adjust the Noncontrolling interest balance at the end of each period to reflect the noncontrolling partners’ interest in the net assets of the Operating Trust. Net income is allocated to the Noncontrolling interest in the Operating Trust based on the weighted average ownership percentage during the period. Equity Commonwealth’s weighted average ownership interest in the Operating Trust was 99.76% for the three months ended March 31, 2022, respectively.

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

Our provision for income taxes consists of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Current:
State and local	$(8)	$(31)
Income tax expense	$(8)	$(31)

Note 7. Share-Based Compensation
Recipients of the Company’s restricted shares have the same voting rights as any other common shareholder. During the period of restriction, holders of unvested restricted shares are eligible to receive dividend payments on their shares at the same rate and on the same date as any other common shareholder.  The restricted shares are service based awards and vest over a service period determined by the Compensation Committee of our Board of Trustees, or the Compensation Committee.

Recipients of the Company’s restricted stock units, or RSUs, are entitled to receive dividends with respect to the common shares underlying the RSUs if and when the RSUs are earned, at which time the recipient will be entitled to receive an amount in cash equal to the aggregate amount of cash dividends that would have been paid in respect to the common shares underlying the recipient’s earned RSUs had such common shares been issued to the recipient on the first day of the performance period. To the extent that an award does not vest, the dividends related to unvested RSUs will be forfeited. The RSUs are market-based awards with a service condition and recipients may earn RSUs based on the Company’s total shareholder return, or TSR, relative to the TSRs of the companies that comprise the Nareit Office Index over a three-year performance period. Following the end of the three-year performance period, the number of earned awards will be determined. The earned awards vest in two tranches with 50% of the earned award vesting following the end of the performance period on the date the Compensation Committee determines the level of achievement of the performance metric and the remaining 50% of the earned award vesting

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

approximately one year thereafter, subject to the grant recipient’s continued employment. Compensation expense for the RSUs is determined using a Monte Carlo simulation model and is recognized ratably from the grant date to the vesting date of each tranche.

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
2022 Equity Award Activity

During the three months ended March 31, 2022, 382,606 RSUs vested, and, as a result, we issued 382,606 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations (see Note 4).
On January 26, 2022, the Compensation Committee approved grants in the aggregate amount of 29,071 time-based LTIP Units, 59,024 market-based LTIP Units at target (147,117 market-based LTIP Units at maximum) 92,573 restricted shares and 187,951 RSUs at target (468,468 RSUs at maximum) to the Company’s officers, certain employees, and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2021. The restricted shares and time-based LTIP Units were valued at $25.50 per share/unit, the closing price of our common shares on the NYSE on the grant date. The assumptions and fair value for the RSUs and market-based LTIP Units granted during the three months ended March 31, 2022 are included in the following table on a per share/unit basis.

2022
Fair value of market-based awards granted	$35.11
Expected term (years)	4
Expected volatility	17.04%
Risk-free rate	1.39%
2021 Equity Award Activity

During the three months ended March 31, 2021, 482,188 RSUs vested, and, as a result, we issued 482,188 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations.
On January 25, 2021, the Compensation Committee approved grants in the aggregate amount of 122,466 restricted shares and 248,646 RSUs at target (619,750 RSUs at maximum) to the Company’s officers, certain employees, and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2020. The restricted shares were valued at $28.25 per share, the closing price of our common shares on the NYSE on the grant date. The RSUs were valued at $37.87 per share, their fair value on the grant date.
Outstanding Equity Awards
As of March 31, 2022, the estimated future compensation expense for all unvested restricted shares and time-based LTIP Units was $7.1 million. Compensation expense for the restricted share and time-based LTIP Unit awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares and time-based LTIP Units is approximately 2.8 years.
As of March 31, 2022, the estimated future compensation expense for all unvested RSUs and market-based LTIP Units was $16.9 million. The weighted average period over which the future compensation expense will be recorded for the RSUs and market-based LTIP Units is approximately 2.6 years.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the three months ended March 31, 2022 and 2021, we recorded $3.2 million and $6.7 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our trustees, eligible consultants and employees related to our equity compensation plans. Compensation expense recorded during the three months ended March 31, 2022 and 2021 includes $0.3 million and $3.4 million, respectively, of accelerated vesting due to staffing reductions. Forfeitures are recognized as they occur. At March 31, 2022, 1,148,195 shares/units remain available for issuance under the Equity Commonwealth 2015 Omnibus Incentive Plan, as amended.

Note 8.  Fair Value of Assets and Liabilities

As of March 31, 2022, we do not have any assets or liabilities measured at fair value.

Financial Instruments

Our financial instruments include our cash and cash equivalents.  At March 31, 2022 and December 31, 2021, the fair value of these financial instruments was not different from their carrying values.

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable. As of March 31, 2022, no single tenant of ours is responsible for more than 10% of our consolidated revenues.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator for earnings per common share - basic:
Net income (loss)	$1,305	$(10,038)
Net (income) loss attributable to noncontrolling interest	(3)	20
Preferred distributions	(1,997)	(1,997)
Numerator for net loss per share - basic	$(695)	$(12,015)

Numerator for earnings per common share - diluted:
Net income (loss)	$1,305	$(10,038)
Net (income) loss attributable to noncontrolling interest	(3)	20
Preferred distributions	(1,997)	(1,997)
Numerator for net loss per share - diluted	$(695)	$(12,015)

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic(1)	113,740	122,002
Weighted average number of common shares outstanding - diluted	113,740	122,002

Net loss per common share attributable to Equity Commonwealth common shareholders:
Basic	$(0.01)	$(0.10)
Diluted	$(0.01)	$(0.10)

Anti-dilutive securities(2):
Effect of Series D preferred shares; 6.50% cumulative convertible	3,237	3,237
Effect of RSUs(3)	357	848
Effect of LTIP Units(4)	148	149
Effect of OP Units(5)	223	170

(1) The three months ended March 31, 2022 and 2021, include 162 and 236 weighted-average, unvested, earned RSUs, respectively.
(2) The Series D preferred shares are excluded from the diluted earnings per share calculation for the three months ended March 31, 2022 and 2021, because including the Series D preferred shares would also require that the preferred distributions be added back to net income, resulting in anti-dilution. The RSUs and market-based LTIP Units are excluded from the diluted earnings per share calculation for the three months ended March 31, 2022 and 2021, because including them results in anti-dilution.
(3) Represents the weighted-average number of common shares that would have been issued if the quarter-end was the measurement date for unvested, unearned RSUs.
(4) Represents the weighted-average dilutive shares issuable from LTIP Units if the quarter-end was the measurement date for the periods shown.
(5) Beneficial interests in the Operating Trust.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10.  Segment Information

Our primary business is the ownership and operation of office properties, and we currently have one reportable segment.  One hundred percent of our revenues for the three months ended March 31, 2022 were from office properties.

Note 11.  Related Person Transactions

The following discussion includes a description of our related person transactions for the three months ended March 31, 2022 and 2021.

Two North Riverside Plaza Joint Venture Limited Partnership: We entered into a lease on July 20, 2015 with Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman, to occupy office space on the twentieth and twenty-first floors of Two North Riverside Plaza in Chicago, Illinois (20th/21st Floor Office Lease). The initial term of the lease was approximately five years, expiring on December 31, 2020. We made improvements to the office space utilizing the $0.7 million tenant improvement allowance pursuant to the lease. In connection with the 20th/21st Floor Office Lease, we also had a storage lease with Two North Riverside Plaza Joint Venture Limited Partnership for storage space in the basement of Two North Riverside Plaza, which we terminated, effective August 31, 2020.

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

During the three months ended March 31, 2022 and 2021, we recognized expense of $0.1 million and $0.1 million, respectively, pursuant to the 20th/21st Floor Office Lease. As of March 31, 2022 and December 31, 2021, we did not have any amounts due to Two North Riverside Plaza Joint Venture Limited Partnership pursuant to the 20th/21st Floor Office Lease.

Note 12.  Subsequent Events

Preferred Share Distribution

On April 11, 2022, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on May 16, 2022 to shareholders of record on April 29, 2022.

Common Share Repurchases

From April 1, 2022 through May 3, 2022, we repurchased 156,400 of our common shares at a weighted average price of $25.98 per share, for a total investment of $4.1 million. We have $198.2 million of remaining authorization available under our share repurchase program.

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

Any forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in our most recent Annual Report and in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

OVERVIEW

We are an internally managed and self-advised REIT primarily engaged in the ownership and operation of office properties in the United States. We were formed in 1986 under Maryland law. The Company operates as an UPREIT, conducting substantially all of its activities through the Operating Trust. As of March 31, 2022, the Company beneficially owned 99.76% of the outstanding OP Units.

At March 31, 2022, our portfolio consisted of four properties (eight buildings), with a combined 1.5 million square feet. As of March 31, 2022, we had $2.7 billion of cash and cash equivalents.

We use leasing and occupancy metrics to evaluate the performance of our properties. We believe these metrics provide useful information to investors because they reflect the leasing activity and vacant space at the properties and may facilitate comparisons of our leasing and occupancy metrics with other REITs and real estate companies.

As of March 31, 2022, our overall portfolio was 83.3% leased. During the three months ended March 31, 2022, we entered into leases for 40,000 square feet, including lease renewals for 30,000 square feet and a new lease for 10,000 square feet. The renewal leases entered into during the three months ended March 31, 2022 had cash and GAAP rental rates that were approximately 2.8% higher and 5.0% higher, respectively, compared to prior rental rates for the same space. The new lease entered into during the three months ended March 31, 2022 was excluded from the weighted average cash and GAAP rental rate calculations because the suite was vacant longer than two years. The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatements, the magnitude and timing of contractual rent increases over the lease term, and the length of term for the newly executed leases compared to the prior leases. Percent change in GAAP and cash rents is a comparison of current rent, including estimated tenant expense reimbursements, if any, to the rent, including actual/projected tenant expense reimbursements, if any, last received for the same space on a GAAP and cash basis, respectively. Cash rent during the reporting period is calculated before deducting any initial period free rent.

We have engaged CBRE, Inc., or CBRE, to provide property management services. We pay CBRE a property-by-property management fee and may engage CBRE from time-to-time to perform project management services, such as coordinating and overseeing the completion of tenant improvements and other capital projects at the properties. We reimburse CBRE for certain expenses incurred in the performance of its duties, including certain personnel and equipment costs. For the three months ended March 31, 2022 and 2021, we incurred expenses of $0.8 million and $0.8 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a percentage of the properties’ revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of March 31, 2022 and December 31, 2021, we had amounts payable pursuant to these services of $0.3 million and $0.3 million, respectively.

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

Our business has been and may continue to be impacted by the evolving COVID-19 outbreak. Since first surfacing, the outbreak has spread throughout the world and has significantly impacted the United States. The pandemic has led to severe business disruptions, including a decline in economic activity generally. The duration of the business disruption continues to be unknown at this time. Many of our employees and the majority of our tenants' employees are currently working at least in part remotely and may be subject to government-imposed restrictions. Due to the uncertainty created by the pandemic, the Company has experienced a significant reduction in leasing interest and activity when compared to pre-pandemic levels. While we cannot make any assurances as to the impact of COVID-19 on our business going forward, for the three months ended March 31, 2022, in our comparable property portfolio, we collected approximately 100% of contractual rents. We currently are not able to estimate the full impact of the COVID-19 outbreak on our business.

Property Operations

Leased occupancy data for 2022 and 2021 are as follows (square feet in thousands):

	All Properties		Comparable Properties(1)
	As of March 31,		As of March 31,
	2022	2021	2022	2021
Total properties	4	4	4	4
Total square feet	1,507	1,507	1,507	1,507
Percent leased(2)	83.3%	85.6%	83.3%	85.6%

(1)Based on properties owned continuously from January 1, 2021 through March 31, 2022.
(2)Percent leased is the percent of space subject to signed leases. Percent leased is disclosed to quantify the ratio of leased square feet to rentable square feet and we believe provides useful information as to the proportion of rentable square feet subject to a lease.

The weighted average lease term based on square feet for leases entered into during the three months ended March 31, 2022 was 5.2 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for the leases entered into during the three months ended March 31, 2022 totaled $1.4 million, or $35.71 per square foot on average (approximately $6.85 per square foot per year of the lease term).

As of March 31, 2022, approximately 5.7% of our leased square feet and 6.7% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2022.  Renewal and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring for the remainder of 2022, that have not been backfilled, are approximately market. Lease expirations by year, as of March 31, 2022, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring(1)	Leased Square Feet Expiring(2)	% of Leased Square Feet Expiring(2)	Cumulative % of Leased Square Feet Expiring(2)	Annualized Rental Revenue Expiring(3)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2022	9	71	5.7%	5.7%	$3,798	6.7%	6.7%
2023	18	227	18.1%	23.8%	10,405	18.2%	24.9%
2024	18	227	18.1%	41.9%	10,674	18.7%	43.6%
2025	12	155	12.2%	54.1%	7,170	12.6%	56.2%
2026	7	44	3.5%	57.6%	2,246	3.9%	60.1%
2027	14	176	14.0%	71.6%	6,613	11.6%	71.7%
2028	6	75	6.0%	77.6%	3,253	5.7%	77.4%
2029	7	145	11.5%	89.1%	6,970	12.2%	89.6%
2030	4	66	5.3%	94.4%	2,891	5.1%	94.7%
2031	1	12	1.0%	95.4%	580	1.0%	95.7%
Thereafter	4	58	4.6%	100.0%	2,470	4.3%	100.0%
	100	1,256	100.0%		$57,070	100.0%

Weighted average remaining lease term (in years):		4.1			4.1

(1)Tenants with leases expiring in multiple years are counted in each year they expire.
(2)Leased Square Feet as of March 31, 2022 includes space subject to leases that have commenced for revenue recognition purposes in accordance with GAAP, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants. The Leased Square Feet Expiring corresponds to the latest-expiring signed lease for a given suite. Thus, backfilled suites expire in the year stipulated by the new lease.
(3)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of March 31, 2022, plus estimated recurring expense reimbursements; excludes lease value amortization, straight-line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

The principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of March 31, 2022, tenants representing 2.5% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant		Square Feet(1)	% of Total Leased Square Feet(1)	% of Annualized Rental Revenue(2)	Weighted Average Remaining Lease Term
1.	Equinor Energy Services, Inc.	80	6.4%	6.1%	1.8
2.	KPMG, LLP	71	5.7%	5.3%	7.2
3.	Salesforce.com, Inc.	65	5.2%	5.2%	3.7
4.	Wunderman Thompson, LLC(3)	39	3.1%	4.0%	3.5
5.	Crowdstrike, Inc.	36	2.9%	4.0%	2.6
6.	CBRE, Inc.	40	3.2%	3.9%	6.0
7.	Alden Torch Financial, LLC	34	2.7%	3.5%	5.0
8.	Capitol Services, Inc.	26	2.1%	2.7%	0.4
	Total	391	31.3%	34.7%	4.0

(1)Total Leased Square Feet as of March 31, 2022 includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants.
(2)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of March 31, 2022, plus estimated recurring expense reimbursements; excludes lease value amortization, straight-line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.
(3)Approximately 24,000 square feet of Wunderman Thompson, LLC’s space expire in 2027. The remaining 15,000 square feet expire in 2022.
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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Three Months Ended March 31,
	2022	2021	$ Change	% Change	2022	2021	2022	2021	$ Change	% Change
	(dollars in thousands)
Rental revenue	$15,989	$14,026	$1,963	14.0%	$(149)	$143	$15,840	$14,169	$1,671	11.8%
Other revenue	836	682	154	22.6%	10	—	846	682	164	24.0%
Operating expenses	(6,371)	(6,602)	231	(3.5)%	1,838	(19)	(4,533)	(6,621)	2,088	(31.5)%
Net operating income(3)	$10,454	$8,106	$2,348	29.0%	$1,699	$124	12,153	8,230	3,923	47.7%
Other expenses:
Depreciation and amortization							4,412	4,351	61	1.4%
General and administrative							8,002	15,729	(7,727)	(49.1)%
Total other expenses							12,414	20,080	(7,666)	(38.2)%
Interest and other income, net							1,574	1,843	(269)	(14.6)%
Income (loss) before income taxes							1,313	(10,007)	11,320	(113.1)%
Income tax expense							(8)	(31)	23	(74.2)%
Net income (loss)							1,305	(10,038)	11,343	(113.0)%
Net (income) loss attributable to noncontrolling interest							(3)	20	(23)	(115.0)%
Net income (loss) attributable to Equity Commonwealth							1,302	(10,018)	11,320	(113.0)%
Preferred distributions							(1,997)	(1,997)	—	—%
Net loss attributable to Equity Commonwealth common shareholders							$(695)	$(12,015)	$11,320	(94.2)%

(1)Comparable properties consist of four properties we owned continuously from January 1, 2021 to March 31, 2022.

(2)Other properties consist of properties sold.

(3)We define net operating income, or NOI, as income from our real estate including lease termination fees received from tenants less our property operating expenses.  NOI excludes amortization of capitalized tenant improvement costs and leasing commissions and corporate level expenses.  For a discussion of why we consider NOI to be an appropriate supplemental measure to net income (loss) as well as a reconciliation of NOI to net income (loss), the most directly comparable financial measure under GAAP reported on our consolidated financial statements, please see “- Liquidity and Capital Resources - Property Net Operating Income (NOI).”

Rental revenue. Rental revenue increased $1.7 million, or 11.8%, in the 2022 period, compared to the 2021 period, primarily due to the increase in rental revenue at the comparable properties. Rental revenue at the comparable properties increased $2.0 million, or 14.0%, in the 2022 period, compared to the 2021 period, primarily due to the $1.9 million collection of a previously reserved receivable and a $0.3 million increase in lease termination fees.

Other revenue. Other revenue, which primarily includes parking revenue, increased $0.2 million, or 24.0%, in the 2022 period, compared to the 2021 period, primarily due to the increase in parking revenue at the comparable properties in the 2022 period compared to the 2021 period. The increase in parking revenue is primarily due to an increase in the number of parking garage tenants.

Operating expenses. Operating expenses decreased $2.1 million, or 31.5%, in the 2022 period, compared to the 2021 period, primarily due to a $1.8 million real estate tax refund received at a sold property. Operating expenses decreased $0.2 million, or 3.5%, at the comparable properties in the 2022 period, compared to the 2021 period, primarily due to a $0.2 million decrease in real estate tax expense.

General and administrative. General and administrative expenses decreased $7.7 million, or 49.1%, in the 2022 period, compared to the 2021 period, primarily due to a $6.6 million decrease in compensation expenses primarily related to severance, a $0.5 million decrease in payroll taxes primarily due to refunds received in 2022 and a $0.4 million decrease in share-based compensation expenses.

Interest and other income, net. Interest and other income, net decreased $0.3 million, or 14.6% in the 2022 period, compared to the 2021 period, primarily due to less interest received from lower average interest rates and lower average cash balances.

Net (income) loss attributable to noncontrolling interest. In 2017 through 2022, we granted LTIP Units to certain of our trustees and employees. Net (income) loss attributable to noncontrolling interest of $(3,000) in the 2022 period and $20,000 in the 2021 period relates to the allocation of (income) loss to the LTIP/OP Unit holders.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As of March 31, 2022, we had $2.7 billion of cash and cash equivalents.  We expect to use our cash balances, cash flow from our operations and proceeds of any future property sales to fund our operations, make distributions, repurchase our common shares, make investments in properties or businesses, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

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

Net cash flows provided by (used in) operating, investing and financing activities were $2.9 million, $(0.7) million and $(81.3) million, respectively, for the three months ended March 31, 2022, and $1.5 million, $(3.6) million and $(14.1) million, respectively, for the three months ended March 31, 2021.  Changes in these three categories of our cash flows between 2022 and 2021 are primarily related to a decrease in real estate improvements, repurchase of our common shares and distributions to common shareholders.

Our Investment and Financing Liquidity and Resources

During the three months ended March 31, 2022, we paid an aggregate of $2.0 million of distributions on our series D preferred shares.  On April 11, 2022, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on May 16, 2022 to shareholders of record on April 29, 2022.

On March 1, 2021, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares through June 30, 2022. On December 14, 2021, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares through December 31, 2022. On March 15, 2022, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares through June 30, 2023. During the three months ended March 31, 2022, we repurchased 2,851,030 of our common shares under the 2021 authorizations, at a weighted average price of $25.83 per share, for a total investment of $73.6 million. As of March 31, 2022, we have $202.2 million of remaining authorization available under our share repurchase program.

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

During the three months ended March 31, 2022 and 2021, amounts capitalized at our properties for tenant improvements, leasing costs and building improvements were as follows (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Tenant improvements(1)	$579	$3,219
Leasing costs(2)	590	268
Building improvements(3)	265	238

(1)Tenant improvements include capital expenditures to improve tenants’ spaces.
(2)Leasing costs include leasing commissions and related legal expenses.
(3)Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.

During the three months ended March 31, 2022, commitments made for expenditures in connection with leasing space at our properties were as follows (dollar and square foot measures in thousands):

	New Leases	Renewals	Total
Square feet leased during the period	10	30	40
Tenant improvements and leasing commissions	$231	$1,202	$1,433
Tenant improvements and leasing commissions per square foot	$23.12	$40.05	$35.71
Weighted average lease term by square foot (years)(1)	6.0	4.9	5.2
Tenant improvements and leasing commissions per square foot per year	$3.85	$8.11	$6.85

(1)For renewal lease terms, if the existing rents of an original lease term are modified, the new term starts at the rent modification date. Weighted average lease term generally excludes renewal options.

NON-GAAP MEASURES

Funds from Operations (FFO) and Normalized FFO

We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or Nareit. Nareit defines FFO as net income (loss), calculated in accordance with GAAP, excluding real estate depreciation and amortization, gains (or losses) from sales of depreciable property, impairment of depreciable real estate, and our portion of these items related to equity investees and noncontrolling interests.  Our calculation of Normalized FFO differs from Nareit’s definition of FFO because we exclude certain items that we view as nonrecurring or impacting comparability from period to period.  We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income (loss), net income (loss) attributable to Equity Commonwealth common shareholders and cash flow from operating activities.

We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs.  FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income (loss), net income (loss) attributable to Equity Commonwealth common shareholders or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  These measures should be considered in conjunction with net income (loss), net income (loss) attributable to Equity Commonwealth common shareholders and cash flow from operating activities as presented in our condensed consolidated statements of operations and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.
The following table provides a reconciliation of net income (loss) to FFO attributable to Equity Commonwealth common shareholders and unitholders and a reconciliation to Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders (in thousands):

	Three Months Ended March 31,
	2022	2021
Reconciliation to FFO:
Net income (loss)	$1,305	$(10,038)
Real estate depreciation and amortization	4,373	4,301
FFO attributable to Equity Commonwealth	5,678	(5,737)
Preferred distributions	(1,997)	(1,997)
FFO attributable to Equity Commonwealth common shareholders and unitholders	$3,681	$(7,734)

Reconciliation to Normalized FFO:
FFO attributable to Equity Commonwealth common shareholders and unitholders	$3,681	$(7,734)
Straight-line rent adjustments	10	(307)
Executive severance expense	—	7,107
Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders	$3,691	$(934)

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

The following table includes the reconciliation of NOI to net income, the most directly comparable financial measure under GAAP reported in our consolidated financial statements.  We consider NOI to be an appropriate supplemental measure to net income (loss) because it may help to understand the operations of our properties.  We use NOI internally to evaluate property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, net income attributable to Equity Commonwealth common shareholders or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  This measure should be considered in conjunction with net income, net income attributable to Equity Commonwealth common shareholders and cash flow from operating activities as presented in our consolidated statements of operations and consolidated statements of cash flows.  Other REITs and real estate companies may calculate NOI differently than we do.

A reconciliation of NOI to net income (loss) for the three months ended March 31, 2022 and 2021, is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Rental revenue	$15,840	$14,169
Other revenue	846	682
Operating expenses	(4,533)	(6,621)
NOI	$12,153	$8,230

NOI	$12,153	$8,230
Depreciation and amortization	(4,412)	(4,351)
General and administrative	(8,002)	(15,729)
Interest and other income, net	1,574	1,843
Income (loss) before income taxes	1,313	(10,007)
Income tax expense	(8)	(31)
Net income (loss)	$1,305	$(10,038)

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Share Repurchase Program

The following table provides information with respect to the common share repurchases made by the Company during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 2022	1,163,184	$25.77	1,163,184	$95,884,479
February 2022	1,687,846	$25.86	1,687,846	$52,232,568
March 2022	—	$—	—	$202,232,568
Total	2,851,030	$25.83	2,851,030	$202,232,568

(1) On August 24, 2015, our Board of Trustees approved a common share repurchase program. On March 1, 2021, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares through June 30, 2022. On December 14, 2021, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares through December 31, 2022. On March 15, 2022, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares through June 30, 2023.

Surrender of Common Shares for Tax Withholding

During the three months ended March 31, 2022, certain of our employees surrendered common shares to satisfy their statutory tax withholding obligations in connection with the vesting of restricted common shares and restricted stock units.

The following table summarizes all of these repurchases during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 2022	—	$—	N/A	N/A
February 2022	158,276	$25.89	N/A	N/A
March 2022	1,290	$27.51	N/A	N/A
Total	$159,566	$25.90

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

3.2	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 11, 2006.)

3.3	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K filed May 31, 2011.)

3.4	Articles Supplementary, dated March 14, 2018. (Incorporated by reference to the Company’s Current Report on Form 8-K filed March 15, 2018.)

3.5	Fourth Amended and Restated Bylaws of the Company, adopted April 2, 2020. (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 3, 2020.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

4.2	Form of 6 1/2% Series D Cumulative Convertible Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (Filed herewith.)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(+)    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
President and Chief Executive Officer
	Dated:	May 5, 2022

By:	/s/ William H. Griffiths
William H. Griffiths
Executive Vice President, Chief Financial Officer and Treasurer
	Dated:	May 5, 2022