Form 10-Q
period 2022-06-30
Equity Commonwealth
filed 2022-08-02
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of July 28, 2022:  111,241,842.

EQUITY COMMONWEALTH

FORM 10-Q

June 30, 2022

EXPLANATORY NOTE

References in this Quarterly Report on Form 10-Q to the “Company,” “EQC,” “we,” “us” or “our,” refer to Equity Commonwealth and its consolidated subsidiaries as of June 30, 2022, unless the context indicates otherwise.

i

PART I.      Financial Information

Item 1.         Financial Statements.
EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	June 30, 2022	December 31, 2021
		(audited)
ASSETS
Real estate properties:
Land	$44,060	$44,060
Buildings and improvements	363,990	362,042
	408,050	406,102
Accumulated depreciation	(163,451)	(156,439)
	244,599	249,663
Cash and cash equivalents	2,691,503	2,800,998
Rents receivable	15,960	15,549
Other assets, net	16,418	15,173
Total assets	$2,968,480	$3,081,383

LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$18,619	$19,762
Rent collected in advance	2,763	3,986
Distributions payable	1,276	2,365
Total liabilities	22,658	26,113

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6.50% cumulative convertible; 4,915,196 shares issued and outstanding, aggregate liquidation preference of $122,880	119,263	119,263
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 111,241,842 and 115,205,818 shares issued and outstanding, respectively	1,112	1,152
Additional paid in capital	4,018,440	4,128,656
Cumulative net income	3,802,750	3,798,552
Cumulative common distributions	(4,281,442)	(4,281,195)
Cumulative preferred distributions	(721,694)	(717,700)
Total shareholders’ equity	2,938,429	3,048,728
Noncontrolling interest	7,393	6,542
Total equity	2,945,822	3,055,270
Total liabilities and equity	$2,968,480	$3,081,383
See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Rental revenue	$14,426	$14,114	$30,266	$28,283
Other revenue	1,115	761	1,961	1,443
Total revenues	15,541	14,875	32,227	29,726
Expenses:
Operating expenses	6,592	6,588	11,125	13,209
Depreciation and amortization	4,313	4,432	8,725	8,783
General and administrative	7,646	7,390	15,648	23,119
Total expenses	18,551	18,410	35,498	45,111
Interest and other income, net	5,963	1,626	7,537	3,469
Income (loss) before income taxes	2,953	(1,909)	4,266	(11,916)
Income tax expense	(50)	(31)	(58)	(62)
Net income (loss)	2,903	(1,940)	4,208	(11,978)
Net (income) loss attributable to noncontrolling interest	(7)	4	(10)	24
Net income (loss) attributable to Equity Commonwealth	2,896	(1,936)	4,198	(11,954)
Preferred distributions	(1,997)	(1,997)	(3,994)	(3,994)
Net income (loss) attributable to Equity Commonwealth common shareholders	$899	$(3,933)	$204	$(15,948)

Weighted average common shares outstanding — basic	112,005	122,189	112,868	122,096
Weighted average common shares outstanding — diluted	113,380	122,189	113,785	122,096
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.01	$(0.03)	$0.00	$(0.13)
Diluted	$0.01	$(0.03)	$0.00	$(0.13)

See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands, except share data)
(unaudited)

	Equity Commonwealth Shareholders
	Number of Series D Preferred Shares	Series D Preferred Shares	Number of Common Shares	Common Shares	Additional Paid in Capital	Cumulative Net Income	Cumulative Common Distributions	Cumulative Preferred Distributions	Noncontrolling Interest	Total
Balance at April 1, 2022	4,915,196	$119,263	112,670,401	$1,127	$4,053,256	$3,799,854	$(4,280,826)	$(719,697)	$7,290	$2,980,267
Net income	—	—	—	—	—	2,896	—	—	7	2,903
Repurchase of shares	—	—	(1,446,026)	(14)	(37,541)	—	—	—	—	(37,555)
Surrender of shares for tax withholding	—	—	(940)	(1)	(26)	—	—	—	—	(27)
Share-based compensation	—	—	18,407	—	2,611	—	—	—	382	2,993
Distributions	—	—	—	—	—	—	(616)	(1,997)	(146)	(2,759)
Adjustment for noncontrolling interest	—	—	—	—	140	—	—	—	(140)	—
Balance at June 30, 2022	4,915,196	$119,263	111,241,842	$1,112	$4,018,440	$3,802,750	$(4,281,442)	$(721,694)	$7,393	$2,945,822

Balance at January 1, 2022	4,915,196	$119,263	115,205,818	$1,152	$4,128,656	$3,798,552	$(4,281,195)	$(717,700)	$6,542	$3,055,270
Net income	—	—	—	—	—	4,198	—	—	10	4,208
Repurchase of shares	—	—	(4,297,056)	(43)	(111,256)	—	—	—	—	(111,299)
Surrender of shares for tax withholding	—	—	(160,506)	(2)	(4,158)	—	—	—	—	(4,160)
Share-based compensation	—	—	493,586	5	5,458	—	—	—	706	6,169
Contributions	—	—	—	—	—	—	—	—	1	1
Distributions	—	—	—	—	—	—	(247)	(3,994)	(126)	(4,367)
Adjustment for noncontrolling interest	—	—	—	—	(260)	—	—	—	260	—
Balance at June 30, 2022	4,915,196	$119,263	111,241,842	$1,112	$4,018,440	$3,802,750	$(4,281,442)	$(721,694)	$7,393	$2,945,822

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

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,208	$(11,978)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,476	7,531
Straight-line rental income	(90)	(868)
Other amortization	1,249	1,252
Share-based compensation	6,169	9,601
Change in assets and liabilities:
Rents receivable and other assets	(2,336)	327
Accounts payable, accrued expenses and other	(1,507)	(2,199)
Rent collected in advance	(1,223)	(555)
Net cash provided by operating activities	13,946	3,111

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(2,527)	(4,074)
Payment of transaction costs	—	(3,382)
Net cash used in investing activities	(2,527)	(7,456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common shares	(115,459)	(7,041)
Contributions from holders of noncontrolling interest	1	—
Distributions to common shareholders	(1,462)	(6,024)
Distributions to preferred shareholders	(3,994)	(3,994)
Distributions to holders of noncontrolling interest	—	(33)
Net cash used in financing activities	(120,914)	(17,092)

Decrease in cash and cash equivalents	(109,495)	(21,437)
Cash and cash equivalents at beginning of period	2,800,998	2,987,225
Cash and cash equivalents at end of period	$2,691,503	$2,965,788
See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid, net	$108	$263

NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$315	$854

NON-CASH FINANCING ACTIVITIES:
Distributions payable	$1,276	$2,850
See accompanying notes.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business

Equity Commonwealth, or the Company, is a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland. Our business is primarily the ownership and operation of office properties in the United States.

The Company operates in an umbrella partnership real estate investment trust, or UPREIT, and conducts substantially all of its activities through EQC Operating Trust, a Maryland real estate investment trust, or the Operating Trust. The Company beneficially owned 99.75% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust, or OP Units, as of June 30, 2022, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.

At June 30, 2022, our portfolio consisted of four properties (eight buildings), with a combined 1.5 million square feet. As of June 30, 2022, we had $2.7 billion of cash and cash equivalents.

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

Note 3.  Real Estate Properties

During the six months ended June 30, 2022 and 2021, we made improvements, excluding tenant-funded improvements, to our properties totaling $2.3 million and $3.9 million, respectively.

Property Dispositions:

We did not sell any properties during the six months ended June 30, 2022 or 2021.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Lease Payments

Rental revenue consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease payments	$9,308	$9,192	$19,411	$18,449
Variable lease payments	5,118	4,922	10,855	9,834
Rental revenue	$14,426	$14,114	$30,266	$28,283

Note 4.  Shareholders’ Equity

Common Share Issuances:

See Note 7 for information regarding equity issuances related to share-based compensation.

Common Share Repurchases:

During the six months ended June 30, 2022, we repurchased an aggregate of 4,297,056 of our common shares at a weighted average price of $25.86 per share, for a total investment of $111.1 million. As of June 30, 2022, we had $164.7 million of remaining availability under our share repurchase program, of which $14.7 million is scheduled to expire on December 31, 2022, and $150.0 million is scheduled to expire on June 30, 2023.

During the six months ended June 30, 2022 and 2021, certain of our employees and former employees surrendered 160,506 and 244,029 common shares owned by them, respectively, to satisfy their statutory tax withholding obligations in connection with the vesting of such common shares pursuant to our equity compensation plans.

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

Preferred Share Distributions:

In 2022, our Board of Trustees declared distributions on our series D preferred shares to date as follows:

Declaration Date	Record Date	Payment Date	Series D Dividend Per Share
January 11, 2022	January 28, 2022	February 15, 2022	$0.40625
April 11, 2022	April 29, 2022	May 16, 2022	$0.40625
July 14, 2022	July 29, 2022	August 15, 2022	$0.40625

Note 5.  Noncontrolling Interest

Noncontrolling interest represents the portion of the OP Units not beneficially owned by the Company. The ownership of an OP Unit and a common share of beneficial interest have essentially the same economic characteristics. Distributions with respect to OP Units will generally mirror distributions with respect to the Company’s common shares. Unitholders (other than the Company) generally have the right, commencing six months from the date of issuance of such OP Units, to cause the Operating Trust to redeem their OP Units in exchange for cash or, at the option of the Company, common shares of the Company on a one-for-one basis. As sole trustee, the Company has the sole discretion to elect whether the redemption right will be satisfied by the Company in cash or the Company’s common shares. As a result, the Noncontrolling interest is classified as permanent equity. As of June 30, 2022, the portion of the Operating Trust not beneficially owned by the Company is in the form of OP Units and LTIP Units (see Note 7 for a description of LTIP Units). LTIP Units may be subject to additional vesting requirements.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the changes in Equity Commonwealth’s issued and outstanding common shares and units for the six months ended June 30, 2022:

	Common Shares	OP Units and LTIP Units	Total
Outstanding at January 1, 2022	115,205,818	247,217	115,453,035
Repurchase and surrender of shares	(4,457,562)	—	(4,457,562)
Share-based compensation grants and vesting, net of forfeitures	493,586	32,675	526,261
Outstanding at June 30, 2022	111,241,842	279,892	111,521,734
Noncontrolling ownership interest in the Operating Trust			0.25%
The carrying value of the Noncontrolling interest is allocated based on the number of OP Units and LTIP Units in proportion to the number of OP Units and LTIP Units plus the number of common shares. We adjust the Noncontrolling interest balance at the end of each period to reflect the noncontrolling partners’ interest in the net assets of the Operating Trust. Net income is allocated to the Noncontrolling interest in the Operating Trust based on the weighted average ownership percentage during the period. Equity Commonwealth’s weighted average ownership interest in the Operating Trust was 99.75% and 99.76% for the three and six months ended June 30, 2022, respectively.

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

Our provision for income taxes consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Current:
State and local	$(50)	$(31)	$(58)	$(62)
Income tax expense	$(50)	$(31)	$(58)	$(62)

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

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
2022 Equity Award Activity

During the six months ended June 30, 2022, 382,993 RSUs vested, and, as a result, we issued 382,993 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations (see Note 4).
On June 21, 2022, in accordance with the Company’s compensation program for independent Trustees, the Committee awarded each of the six independent Trustees $0.1 million in restricted shares or time-based LTIP Units as part of their compensation for the 2022-2023 year of service on the Board of Trustees. These awards equated to 3,604 shares or time-based LTIP Units per Trustee, for a total of 18,020 shares and 3,604 time-based LTIP Units, valued at $27.75 per share and unit, the closing price of our common shares on the New York Stock Exchange, or the NYSE, on that day. These shares and time-based LTIP Units vest one year after the date of the award, on June 21, 2023.
On January 26, 2022, the Compensation Committee approved grants in the aggregate amount of 29,071 time-based LTIP Units, 59,024 market-based LTIP Units at target (147,117 market-based LTIP Units at maximum) 92,573 restricted shares and 187,951 RSUs at target (468,468 RSUs at maximum) to the Company’s officers, certain employees, and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2021. The restricted shares and time-based LTIP Units were valued at $25.50 per share/unit, the closing price of our common shares on the NYSE on the grant date. The assumptions and fair value for the RSUs and market-based LTIP Units granted during the six months ended June 30, 2022 are included in the following table on a per share/unit basis.

2022
Fair value of market-based awards granted	$35.11
Expected term (years)	4
Expected volatility	17.04%
Risk-free rate	1.39%
2021 Equity Award Activity

During the six months ended June 30, 2021, 520,858 RSUs vested, and, as a result, we issued 520,858 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations.
On June 23, 2021, in accordance with the Company’s compensation program for independent Trustees, the Committee awarded each of the six independent Trustees $0.1 million in restricted shares or time-based LTIP Units as part of their compensation for the 2021-2022 year of service on the Board of Trustees. These awards equated to 3,701 shares or time-based LTIP Units per Trustee, for a total of 18,505 shares and 3,701 time-based LTIP Units, valued at $27.02 per share and unit, the closing price of our common shares on the NYSE on that day. These shares and time-based LTIP Units vested on June 23, 2022.
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

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Outstanding Equity Awards
As of June 30, 2022, the estimated future compensation expense for all unvested restricted shares and time-based LTIP Units was $6.8 million. Compensation expense for the restricted share and time-based LTIP Unit awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares and time-based LTIP Units is approximately 2.5 years.
As of June 30, 2022, the estimated future compensation expense for all unvested RSUs and market-based LTIP Units was $14.8 million. The weighted average period over which the future compensation expense will be recorded for the RSUs and market-based LTIP Units is approximately 2.4 years.
During the three months ended June 30, 2022 and 2021, we recorded $3.0 million and $2.9 million, respectively, and during the six months ended June 30, 2022 and 2021, we recorded $6.2 million and $9.6 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our trustees, eligible consultants and employees related to our equity compensation plans. Compensation expense recorded during the three months ended June 30, 2022 and 2021 includes $0.1 million and $0, respectively, of accelerated vesting due to staffing reductions, and compensation expense recorded during the six months ended June 30, 2022 and 2021 includes $0.4 million and $3.4 million, respectively, of accelerated vesting due to staffing reductions. Forfeitures are recognized as they occur. At June 30, 2022, 1,126,571 shares/units remain available for issuance under the Equity Commonwealth 2015 Omnibus Incentive Plan, as amended.

Note 8.  Fair Value of Assets and Liabilities

As of June 30, 2022, we do not have any assets or liabilities measured at fair value.

Financial Instruments

Our financial instruments include our cash and cash equivalents.  At June 30, 2022 and December 31, 2021, the fair value of these financial instruments was not different from their carrying values.

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable. As of June 30, 2022, no single tenant of ours is responsible for more than 10% of our consolidated revenues.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator for earnings per common share - basic:
Net income (loss)	$2,903	$(1,940)	$4,208	$(11,978)
Net (income) loss attributable to noncontrolling interest	(7)	4	(10)	24
Preferred distributions	(1,997)	(1,997)	(3,994)	(3,994)
Numerator for net income (loss) per share - basic	$899	$(3,933)	$204	$(15,948)

Numerator for earnings per common share - diluted:
Net income (loss)	$2,903	$(1,940)	$4,208	$(11,978)
Net (income) loss attributable to noncontrolling interest	(7)	4	(10)	24
Preferred distributions	(1,997)	(1,997)	(3,994)	(3,994)
Numerator for net income (loss) per share - diluted	$899	$(3,933)	$204	$(15,948)

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic(1)	112,005	122,189	112,868	122,096
RSUs(2)	1,158	—	757	—
LTIP Units(3)	217	—	160	—
Weighted average number of common shares outstanding - diluted	113,380	122,189	113,785	122,096

Net income (loss) per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.01	$(0.03)	$0.00	$(0.13)
Diluted	$0.01	$(0.03)	$0.00	$(0.13)

Anti-dilutive securities(4):
Effect of Series D preferred shares; 6.50% cumulative convertible	3,237	3,237	3,237	3,237
Effect of RSUs(2)	—	466	—	657
Effect of LTIP Units(3)	—	65	—	107
Effect of OP Units(5)	277	215	272	193

(1) The three months ended June 30, 2022 and 2021, include 86 and 266 weighted-average, unvested, earned RSUs, respectively, and the six months ended June 30, 2022 and 2021, include 124 and 251 weighted-average, unvested, earned RSUs, respectively.
(2) Represents the weighted-average number of common shares that would have been issued if the quarter-end was the measurement date for unvested, unearned RSUs.
(3) Represents the weighted-average dilutive shares issuable from LTIP Units if the quarter-end was the measurement date for the periods shown.
(4) The Series D preferred shares are excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2022 and 2021, because including the Series D preferred shares would also require that the preferred distributions be added back to net income (loss), resulting in anti-dilution. The RSUs and market-based LTIP Units are excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2021 because including them results in anti-dilution.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) Beneficial interests in the Operating Trust.

Note 10.  Segment Information

Our primary business is the ownership and operation of office properties, and we currently have one reportable segment.  One hundred percent of our revenues for the six months ended June 30, 2022 were from office properties.

Note 11.  Related Person Transactions

The following discussion includes a description of our related person transactions for the six months ended June 30, 2022 and 2021.

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

During the three months ended June 30, 2022 and 2021, we recognized expense of $0.1 million and $0.1 million, respectively, and during the six months ended June 30, 2022 and 2021, we recognized expense of $0.2 million and $0.2 million, respectively, pursuant to the 20th/21st Floor Office Lease. As of June 30, 2022 and December 31, 2021, we did not have any amounts due to Two North Riverside Plaza Joint Venture Limited Partnership pursuant to the 20th/21st Floor Office Lease.

Note 12.  Subsequent Events

Preferred Share Distribution

On July 14, 2022, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on August 15, 2022 to shareholders of record on July 29, 2022.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, and in our Annual Report.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the federal securities laws including, but not limited to, statements pertaining to our anticipated business strategies, goals, policies and objectives, capital resources and financing, portfolio performance, lease expiration schedules, results of operations or anticipated market conditions, including our statements regarding remote working trends and the overall impact of COVID-19, and changing laws, statutes, regulations, and the interpretations thereof, on the foregoing. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are intended to be made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. You can identify forward-looking statements by the use of forward-looking terminology, including but not limited to, “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

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

OVERVIEW

We are an internally managed and self-advised REIT primarily engaged in the ownership and operation of office properties in the United States. We were formed in 1986 under Maryland law. The Company operates as an UPREIT, conducting substantially all of its activities through the Operating Trust. As of June 30, 2022, the Company beneficially owned 99.75% of the outstanding OP Units.

At June 30, 2022, our portfolio consisted of four properties (eight buildings), with a combined 1.5 million square feet. As of June 30, 2022, we had $2.7 billion of cash and cash equivalents.

We use leasing and occupancy metrics to evaluate the performance of our properties. We believe these metrics provide useful information to investors because they reflect the leasing activity and vacant space at the properties and may facilitate comparisons of our leasing and occupancy metrics with other REITs and real estate companies.

As of June 30, 2022, our overall portfolio was 84.8% leased. During the three months ended June 30, 2022, we entered into leases for 34,000 square feet, including lease renewals for 6,000 square feet and new leases for 28,000 square feet. The renewal leases entered into during the three months ended June 30, 2022 had cash and GAAP rental rates that were approximately 4.9% higher and 9.6% higher, respectively, compared to prior rental rates for the same space. The new leases entered into during the three months ended June 30, 2022 were excluded from the weighted average cash and GAAP rental rate calculations because the suites were vacant longer than two years. The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatements, the magnitude and timing of contractual rent increases over the lease term, and the length of term for the newly executed leases compared to the prior leases. Percent change in GAAP and cash rents is a comparison of current rent, including estimated tenant expense reimbursements, if any, to the rent, including actual/projected tenant expense reimbursements, if any, last received for the same space on a GAAP and cash basis, respectively. Cash rent during the reporting period is calculated before deducting any initial period free rent.

We have engaged CBRE, Inc., or CBRE, to provide property management services. We pay CBRE a property-by-property management fee and may engage CBRE from time-to-time to perform project management services, such as coordinating and overseeing the completion of tenant improvements and other capital projects at the properties. We reimburse CBRE for certain expenses incurred in the performance of its duties, including certain personnel and equipment costs. For the three months ended June 30, 2022 and 2021, we incurred expenses of $0.7 million and $0.7 million, respectively, and for the six months ended June 30, 2022 and 2021, we incurred expenses of $1.5 million and $1.5 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a percentage of the properties’ revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of June 30, 2022 and December 31, 2021, we had amounts payable pursuant to these services of $0.2 million and $0.3 million, respectively.

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

Our business has been and is continuing to be impacted by the COVID-19 virus. In addition, our business has been and is continuing to be impacted by tenant uncertainty regarding office space needs given the evolving remote working trends. Many of our employees and the majority of our tenants' employees are currently working at least in part remotely. Overall, our business has experienced a significant reduction in leasing interest and activity when compared to pre-pandemic levels. As of June 30, 2022 and December 31, 2019, our comparable property portfolio was 84.8% and 91.5% leased, respectively. The duration of these business disruptions continues to be unknown at this time, and we currently are not able to estimate the full impact of the COVID-19 virus and remote working trends on our business.

Property Operations

Leased occupancy data for 2022 and 2021 are as follows (square feet in thousands):

	All Properties		Comparable Properties(1)
	As of June 30,		As of June 30,
	2022	2021	2022	2021
Total properties	4	4	4	4
Total square feet	1,507	1,507	1,507	1,507
Percent leased(2)	84.8%	83.1%	84.8%	83.1%

(1)Based on properties owned continuously from January 1, 2021 through June 30, 2022.
(2)Percent leased is the percent of space subject to signed leases. Percent leased is disclosed to quantify the ratio of leased square feet to rentable square feet and we believe provides useful information as to the proportion of rentable square feet subject to a lease.

The weighted average lease term based on square feet for leases entered into during the three months ended June 30, 2022 was 6.0 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for the leases entered into during the three months ended June 30, 2022 totaled $2.2 million, or $66.31 per square foot on average (approximately $10.98 per square foot per year of the lease term).

As of June 30, 2022, approximately 4.7% of our leased square feet and 5.6% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2022.  Renewal and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring for the remainder of 2022, that have not been backfilled, are approximately market. Lease expirations by year, as of June 30, 2022, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring(1)	Leased Square Feet Expiring(2)	% of Leased Square Feet Expiring(2)	Cumulative % of Leased Square Feet Expiring(2)	Annualized Rental Revenue Expiring(3)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2022	5	60	4.7%	4.7%	$3,362	5.6%	5.6%
2023	19	210	16.4%	21.1%	9,664	16.1%	21.7%
2024	18	227	17.9%	39.0%	10,707	17.9%	39.6%
2025	12	155	12.1%	51.1%	7,048	11.7%	51.3%
2026	8	67	5.2%	56.3%	3,268	5.4%	56.7%
2027	14	176	13.8%	70.1%	8,325	13.9%	70.6%
2028	7	82	6.4%	76.5%	3,635	6.1%	76.7%
2029	7	145	11.3%	87.8%	6,970	11.6%	88.3%
2030	6	87	6.8%	94.6%	2,910	4.8%	93.1%
2031	1	12	0.9%	95.5%	590	1.0%	94.1%
Thereafter	4	57	4.5%	100.0%	3,541	5.9%	100.0%
	101	1,278	100.0%		$60,020	100.0%

Weighted average remaining lease term (in years):		4.0			4.1

(1)Tenants with leases expiring in multiple years are counted in each year they expire.
(2)Leased Square Feet as of June 30, 2022 includes space subject to leases that have commenced for revenue recognition purposes in accordance with GAAP, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants. The Leased Square Feet Expiring corresponds to the latest-expiring signed lease for a given suite. Thus, backfilled suites expire in the year stipulated by the new lease.
(3)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of June 30, 2022, plus estimated recurring expense reimbursements; excludes lease value amortization, straight-line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

The principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of June 30, 2022, tenants representing 2.5% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant		Square Feet(1)	% of Total Leased Square Feet(1)	% of Annualized Rental Revenue(2)	Weighted Average Remaining Lease Term
1.	Equinor Energy Services, Inc.	80	6.3%	5.8%	1.5
2.	KPMG, LLP	71	5.6%	5.0%	6.9
3.	Salesforce.com, Inc.	65	5.1%	5.0%	3.4
4.	Wunderman Thompson, LLC(3)	39	3.1%	3.8%	3.2
5.	Crowdstrike, Inc.	36	2.8%	3.7%	2.3
6.	CBRE, Inc.	40	3.1%	3.4%	5.8
7.	RSM US LLP	32	2.5%	3.1%	9.9
8.	SonarSource US, Inc.	28	2.2%	2.9%	5.2
9.	Alden Torch Financial, LLC	34	2.7%	2.5%	4.7
	Total	425	33.4%	35.2%	4.5

(1)Total Leased Square Feet as of June 30, 2022 includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants.
(2)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of June 30, 2022, plus estimated recurring expense reimbursements; excludes lease value amortization, straight-line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.
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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Three Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	2022	2021	$ Change	% Change
	(dollars in thousands)
Rental revenue	$14,426	$14,114	$312	2.2%	$—	$—	$14,426	$14,114	$312	2.2%
Other revenue	1,115	761	354	46.5%	—	—	1,115	761	354	46.5%
Operating expenses	(6,565)	(6,566)	1	—%	(27)	(22)	(6,592)	(6,588)	(4)	0.1%
Net operating income(3)	$8,976	$8,309	$667	8.0%	$(27)	$(22)	8,949	8,287	662	8.0%
Other expenses:
Depreciation and amortization							4,313	4,432	(119)	(2.7)%
General and administrative							7,646	7,390	256	3.5%
Total other expenses							11,959	11,822	137	1.2%
Interest and other income, net							5,963	1,626	4,337	266.7%
Income (loss) before income taxes							2,953	(1,909)	4,862	(254.7)%
Income tax expense							(50)	(31)	(19)	61.3%
Net income (loss)							2,903	(1,940)	4,843	(249.6)%
Net (income) loss attributable to noncontrolling interest							(7)	4	(11)	(275.0)%
Net income (loss) attributable to Equity Commonwealth							2,896	(1,936)	4,832	(249.6)%
Preferred distributions							(1,997)	(1,997)	—	—%
Net income (loss) attributable to Equity Commonwealth common shareholders							$899	$(3,933)	$4,832	(122.9)%

(1)Comparable properties consist of four properties we owned continuously from April 1, 2021 to June 30, 2022.

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

Rental revenue. Rental revenue increased $0.3 million, or 2.2%, in the 2022 period, compared to the 2021 period, primarily due to a $0.4 million decrease in uncollectible receivables and a $0.2 million increase in lease termination fees, partially offset by a $0.3 million decrease in real estate tax recoveries.

Other revenue. Other revenue, which primarily includes parking revenue, increased $0.4 million, or 46.5%, in the 2022 period, compared to the 2021 period, primarily due to an increase in parking demand.

Operating expenses. Operating expenses slightly increased in the 2022 period, compared to the 2021 period. Operating expenses slightly decreased at the comparable properties in the 2022 period, compared to the 2021 period, primarily due to a $0.3 million decrease in real estate tax expense, partially offset by a $0.1 million increase in parking expense and a $0.1 million increase in cleaning expense.

General and administrative. General and administrative expenses increased $0.3 million, or 3.5%, in the 2022 period, compared to the 2021 period, primarily due to a $0.4 million increase in legal expenses, partially offset by a $0.1 million decrease in trustee related expenses due to fewer trustees in 2022.

Interest and other income, net. Interest and other income, net increased $4.3 million, or 266.7% in the 2022 period, compared to the 2021 period, primarily due to more interest received from higher average interest rates, partially offset by lower average cash balances.

Net (income) loss attributable to noncontrolling interest. From 2017 through 2022, we granted LTIP Units to certain of our trustees and employees. Net (income) loss attributable to noncontrolling interest of $(7,000) in the 2022 period and $4,000 in the 2021 period relates to the allocation of (income) loss to the LTIP/OP Unit holders.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	2022	2021	$ Change	% Change
	(dollars in thousands)
Rental revenue	$30,415	$28,140	$2,275	8.1%	$(149)	$143	$30,266	$28,283	$1,983	7.0%
Other revenue	1,951	1,443	508	35.2%	10	—	1,961	1,443	518	35.9%
Operating expenses	(12,936)	(13,168)	232	(1.8)%	1,811	(41)	(11,125)	(13,209)	2,084	(15.8)%
Net operating income(3)	$19,430	$16,415	$3,015	18.4%	$1,672	$102	21,102	16,517	4,585	27.8%
Other expenses:
Depreciation and amortization							8,725	8,783	(58)	(0.7)%
General and administrative							15,648	23,119	(7,471)	(32.3)%
Total other expenses							24,373	31,902	(7,529)	(23.6)%
Interest and other income, net							7,537	3,469	4,068	117.3%
Income (loss) before income taxes							4,266	(11,916)	16,182	(135.8)%
Income tax expense							(58)	(62)	4	(6.5)%
Net income (loss)							4,208	(11,978)	16,186	(135.1)%
Net (income) loss attributable to noncontrolling interests							(10)	24	(34)	(141.7)%
Net income (loss) attributable to Equity Commonwealth							4,198	(11,954)	16,152	(135.1)%
Preferred distributions							(3,994)	(3,994)	—	—%
Net income (loss) attributable to Equity Commonwealth common shareholders							$204	$(15,948)	$16,152	(101.3)%

(1)Comparable properties consist of four properties we owned continuously from January 1, 2021 to June 30, 2022.

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

Rental revenue. Rental revenue increased $2.0 million, or 7.0%, in the 2022 period, compared to the 2021 period, primarily due to the increase in rental revenue at the comparable properties. Rental revenue at the comparable properties increased $2.3 million, or 8.1%, in the 2022 period, compared to the 2021 period, due to a $2.5 million decrease in uncollectible receivables primarily due to the $1.9 million collection of a previously reserved receivable and a $0.5 million increase in lease termination fees, partially offset by a $0.5 million decrease in real estate tax recoveries.

Other revenue. Other revenue, which primarily includes parking revenue, increased $0.5 million, or 35.9%, in the 2022 period, compared to the 2021 period, primarily due to the increase in parking revenue at the comparable properties. The increase in parking revenue is primarily due to an increase in parking demand.

Operating expenses. Operating expenses decreased $2.1 million, or 15.8%, in the 2022 period, compared to the 2021 period, primarily due to a $1.8 million real estate tax refund received at a sold property. Operating expenses decreased $0.2 million, or 1.8%, at the comparable properties in the 2022 period, compared to the 2021 period, primarily due to a $0.5 million decrease in real estate tax expense, partially offset by a $0.2 million increase in utilities.

General and administrative. General and administrative expenses decreased $7.5 million, or 32.3%, in the 2022 period, compared to the 2021 period, primarily due to a $6.6 million decrease in compensation expenses related to severance, a $0.6 million decrease in payroll taxes primarily due to refunds received in 2022 and a $0.3 million decrease in share-based compensation expenses.

Interest and other income, net. Interest and other income, net increased $4.1 million, or 117.3%, in the 2022 period, compared to the 2021 period, primarily due to more interest received from higher average interest rates, partially offset by lower average cash balances.

Net (income) loss attributable to noncontrolling interest. From 2017 through 2022, we granted LTIP Units to certain of our trustees and employees. Net (income) loss attributable to noncontrolling interest of $(10,000) in the 2022 period and $24,000 in the 2021 period relates to the allocation of (income) loss to the LTIP/OP Unit holders.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As of June 30, 2022, we had $2.7 billion of cash and cash equivalents.  We expect to use our cash balances, cash flow from our operations and proceeds of any future property sales to fund our operations, make distributions, repurchase our common shares, make investments in properties or businesses, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

Our future cash flows from operating activities will depend on our ability to collect rent from our current tenants under their leases. Our ability to collect rent and generate parking revenue in the near term may continue to be adversely impacted by the market disruption caused by remote working trends and the COVID-19 virus. We cannot predict the ultimate impact of the pandemic on our results of operations.

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

Net cash flows provided by (used in) operating, investing and financing activities were $13.9 million, $(2.5) million and $(120.9) million, respectively, for the six months ended June 30, 2022, and $3.1 million, $(7.5) million and $(17.1) million, respectively, for the six months ended June 30, 2021.  Changes in these three categories of our cash flows between 2022 and 2021 are primarily related to an increase in property net operating income, an increase in interest income as a result of higher average interest rates partially offset by lower average balances in 2022, payment of transaction costs in 2021, repurchase of our common shares and distributions to common shareholders.

Our Investment and Financing Liquidity and Resources

During the six months ended June 30, 2022, we paid an aggregate of $4.0 million of distributions on our series D preferred shares.  On July 14, 2022, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on August 15, 2022 to shareholders of record on July 29, 2022.

During the six months ended June 30, 2022, we repurchased an aggregate of 4,297,056 of our common shares at a weighted average price of $25.86 per share, for a total investment of $111.1 million. As of June 30, 2022, we had $164.7 million of remaining availability under our share repurchase program, of which $14.7 million is scheduled to expire on December 31, 2022, and $150.0 million is scheduled to expire on June 30, 2023.

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

During the three and six months ended June 30, 2022 and 2021, amounts capitalized at our properties for tenant improvements, leasing costs and building improvements were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Tenant improvements(1)	$1,447	$394	$2,026	$3,613
Leasing costs(2)	831	501	1,421	769
Building improvements(3)	42	91	307	329

(1)Tenant improvements include capital expenditures to improve tenants’ spaces.
(2)Leasing costs include leasing commissions and related legal expenses.
(3)Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.

During the three months ended June 30, 2022, commitments made for expenditures in connection with leasing space at our properties were as follows (dollar and square foot measures in thousands):

	New Leases	Renewals	Total
Square feet leased during the period	28	6	34
Tenant improvements and leasing commissions	$2,227	$13	$2,240
Tenant improvements and leasing commissions per square foot	$79.53	$2.22	$66.31
Weighted average lease term by square foot (years)(1)	7.0	1.3	6.0
Tenant improvements and leasing commissions per square foot per year	$11.33	$1.73	$10.98

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

The following table provides a reconciliation of net income (loss) to FFO attributable to Equity Commonwealth common shareholders and unitholders and a reconciliation to Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation to FFO:
Net income (loss)	$2,903	$(1,940)	$4,208	$(11,978)
Real estate depreciation and amortization	4,273	4,385	8,646	8,686
FFO attributable to Equity Commonwealth	7,176	2,445	12,854	(3,292)
Preferred distributions	(1,997)	(1,997)	(3,994)	(3,994)
FFO attributable to Equity Commonwealth common shareholders and unitholders	$5,179	$448	$8,860	$(7,286)

Reconciliation to Normalized FFO:
FFO attributable to Equity Commonwealth common shareholders and unitholders	$5,179	$448	$8,860	$(7,286)
Straight-line rent adjustments	(100)	(561)	(90)	(868)
Executive severance expense	—	—	—	7,107
Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders	$5,079	$(113)	$8,770	$(1,047)

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

A reconciliation of NOI to net income (loss) for the three and six months ended June 30, 2022 and 2021, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Rental revenue	$14,426	$14,114	$30,266	$28,283
Other revenue	1,115	761	1,961	1,443
Operating expenses	(6,592)	(6,588)	(11,125)	(13,209)
NOI	$8,949	$8,287	$21,102	$16,517

NOI	$8,949	$8,287	$21,102	$16,517
Depreciation and amortization	(4,313)	(4,432)	(8,725)	(8,783)
General and administrative	(7,646)	(7,390)	(15,648)	(23,119)
Interest and other income, net	5,963	1,626	7,537	3,469
Income (loss) before income taxes	2,953	(1,909)	4,266	(11,916)
Income tax expense	(50)	(31)	(58)	(62)
Net income (loss)	$2,903	$(1,940)	$4,208	$(11,978)

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Share Repurchase Program

The following table provides information with respect to the common share repurchases made by the Company during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 2022	—	$—	—	$202,232,568
May 2022	1,446,026	$25.93	1,446,026	$164,734,402
June 2022	—	$—	—	$164,734,402
Total	1,446,026	$25.93	1,446,026	$164,734,402

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

Surrender of Common Shares for Tax Withholding

During the three months ended June 30, 2022, certain of our employees surrendered common shares to satisfy their statutory tax withholding obligations in connection with the vesting of restricted common shares and restricted stock units.

The following table summarizes all of these repurchases during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 2022	265	$28.29	N/A	N/A
May 2022	—	$—	N/A	N/A
June 2022	675	$27.65	N/A	N/A
Total	940	$27.83

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Effective August 1, 2022, following the Board’s prior approval, the Company and Equity Commonwealth Management LLC entered into a Change in Control Agreement with Mr. William H. Griffiths, the Company’s Executive Vice President, Chief Financial Officer and Treasurer. The terms of Mr. Griffiths’ Change in Control Agreement are consistent with the description of the CIC Agreements as defined in the Company’s proxy dated April 26, 2022 and substantially the same as the Change in Control Agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6.  Exhibits.

Exhibit Number	Description
3.1
Articles of Amendment and Restatement of Declaration of Trust of the Company, dated July 1, 1994, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K filed August 1, 2014.)

3.2	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 11, 2006.)

3.3	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K filed May 31, 2011.)

3.4	Articles Supplementary, dated March 14, 2018. (Incorporated by reference to the Company’s Current Report on Form 8-K filed March 15, 2018.)

3.5	Fourth Amended and Restated Bylaws of the Company, adopted April 2, 2020. (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 3, 2020.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

4.2	Form of 6.50% Series D Cumulative Convertible Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

10.1
Change in Control Agreement, dated as of April 24, 2019, by and between the Company, Equity Commonwealth Management LLC and David Helfand. (+) (†) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (Filed herewith.)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Schedule

1.Change in Control Agreement, dated as of April 24, 2019, by and between the Company, Equity Commonwealth Management LLC and David Weinberg.
2.Change in Control Agreement, dated as of April 24, 2019, by and between the Company, Equity Commonwealth Management LLC and Orrin Shifrin.

3.Change in Control Agreement, dated as of August 1, 2022, by and between the Company, Equity Commonwealth Management LLC and William H. Griffiths.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
President and Chief Executive Officer
	Dated:	August 2, 2022

By:	/s/ William H. Griffiths
William H. Griffiths
Executive Vice President, Chief Financial Officer and Treasurer
	Dated:	August 2, 2022