Form 10-Q
period 2022-09-30
Equity Commonwealth
filed 2022-10-26
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of October 21, 2022:  109,428,252.

EQUITY COMMONWEALTH

FORM 10-Q

September 30, 2022

EXPLANATORY NOTE

References in this Quarterly Report on Form 10-Q to the “Company,” “EQC,” “we,” “us” or “our,” refer to Equity Commonwealth and its consolidated subsidiaries as of September 30, 2022, unless the context indicates otherwise.

i

PART I.      Financial Information

Item 1.         Financial Statements.
EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	September 30, 2022	December 31, 2021
		(audited)
ASSETS
Real estate properties:
Land	$44,060	$44,060
Buildings and improvements	363,782	362,042
	407,842	406,102
Accumulated depreciation	(166,379)	(156,439)
	241,463	249,663
Cash and cash equivalents	2,692,354	2,800,998
Rents receivable	16,234	15,549
Other assets, net	18,469	15,173
Total assets	$2,968,520	$3,081,383

LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$21,704	$19,762
Rent collected in advance	2,637	3,986
Distributions payable	113,584	2,365
Total liabilities	137,925	26,113

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6.50% cumulative convertible; 4,915,196 shares issued and outstanding, aggregate liquidation preference of $122,880	119,263	119,263
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 110,651,571 and 115,205,818 shares issued and outstanding, respectively	1,106	1,152
Additional paid in capital	4,005,125	4,128,656
Cumulative net income	3,814,940	3,798,552
Cumulative common distributions	(4,393,290)	(4,281,195)
Cumulative preferred distributions	(723,691)	(717,700)
Total shareholders’ equity	2,823,453	3,048,728
Noncontrolling interest	7,142	6,542
Total equity	2,830,595	3,055,270
Total liabilities and equity	$2,968,520	$3,081,383
See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Rental revenue	$13,869	$13,141	$44,135	$41,424
Other revenue	1,257	740	3,218	2,183
Total revenues	15,126	13,881	47,353	43,607
Expenses:
Operating expenses	6,073	6,102	17,198	19,311
Depreciation and amortization	4,451	4,588	13,176	13,371
General and administrative	7,593	7,572	23,241	30,691
Total expenses	18,117	18,262	53,615	63,373
Interest and other income, net	15,145	1,599	22,682	5,068
Gain on sale of properties, net	90	—	90	—
Income (loss) before income taxes	12,244	(2,782)	16,510	(14,698)
Income tax expense	(23)	(32)	(81)	(94)
Net income (loss)	12,221	(2,814)	16,429	(14,792)
Net (income) loss attributable to noncontrolling interest	(31)	6	(41)	30
Net income (loss) attributable to Equity Commonwealth	12,190	(2,808)	16,388	(14,762)
Preferred distributions	(1,997)	(1,997)	(5,991)	(5,991)
Net income (loss) attributable to Equity Commonwealth common shareholders	$10,193	$(4,805)	$10,397	$(20,753)

Weighted average common shares outstanding — basic	111,305	122,190	112,341	122,128
Weighted average common shares outstanding — diluted	112,596	122,190	113,383	122,128
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.09	$(0.04)	$0.09	$(0.17)
Diluted	$0.09	$(0.04)	$0.09	$(0.17)

Distributions declared per common share	$1.00	$—	$1.00	$—

See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands, except share data)
(unaudited)

	Equity Commonwealth Shareholders
	Number of Series D Preferred Shares	Series D Preferred Shares	Number of Common Shares	Common Shares	Additional Paid in Capital	Cumulative Net Income	Cumulative Common Distributions	Cumulative Preferred Distributions	Noncontrolling Interest	Total
Balance at July 1, 2022	4,915,196	$119,263	111,241,842	$1,112	$4,018,440	$3,802,750	$(4,281,442)	$(721,694)	$7,393	$2,945,822
Net income	—	—	—	—	—	12,190	—	—	31	12,221
Repurchase of shares	—	—	(590,271)	(6)	(16,022)	—	—	—	—	(16,028)
Share-based compensation	—	—	—	—	2,498	—	—	—	387	2,885
Distributions	—	—	—	—	—	—	(111,848)	(1,997)	(460)	(114,305)
Adjustment for noncontrolling interest	—	—	—	—	209	—	—	—	(209)	—
Balance at September 30, 2022	4,915,196	$119,263	110,651,571	$1,106	$4,005,125	$3,814,940	$(4,393,290)	$(723,691)	$7,142	$2,830,595

Balance at January 1, 2022	4,915,196	$119,263	115,205,818	$1,152	$4,128,656	$3,798,552	$(4,281,195)	$(717,700)	$6,542	$3,055,270
Net income	—	—	—	—	—	16,388	—	—	41	16,429
Repurchase of shares	—	—	(4,887,327)	(49)	(127,278)	—	—	—	—	(127,327)
Surrender of shares for tax withholding	—	—	(160,506)	(2)	(4,158)	—	—	—	—	(4,160)
Share-based compensation	—	—	493,586	5	7,956	—	—	—	1,093	9,054
Contributions	—	—	—	—	—	—	—	—	1	1
Distributions	—	—	—	—	—	—	(112,095)	(5,991)	(586)	(118,672)
Adjustment for noncontrolling interest	—	—	—	—	(51)	—	—	—	51	—
Balance at September 30, 2022	4,915,196	$119,263	110,651,571	$1,106	$4,005,125	$3,814,940	$(4,393,290)	$(723,691)	$7,142	$2,830,595

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

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,429	$(14,792)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,267	11,471
Straight-line rental income	(151)	(1,277)
Other amortization	1,909	1,900
Share-based compensation	9,054	12,589
Net gain on sale of properties	(90)	—
Change in assets and liabilities:
Rents receivable and other assets	(5,710)	407
Accounts payable, accrued expenses and other	1,024	735
Rent collected in advance	(1,349)	(504)
Net cash provided by operating activities	32,383	10,529

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(3,189)	(5,979)
Proceeds from sale of properties, net	90	—
Net cash used in investing activities	(3,099)	(5,979)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common shares	(130,476)	(18,163)
Contributions from holders of noncontrolling interest	1	—
Distributions to common shareholders	(1,462)	(6,024)
Distributions to preferred shareholders	(5,991)	(5,991)
Distributions to holders of noncontrolling interest	—	(33)
Net cash used in financing activities	(137,928)	(30,211)

Decrease in cash and cash equivalents	(108,644)	(25,661)
Cash and cash equivalents at beginning of period	2,800,998	2,987,225
Cash and cash equivalents at end of period	$2,692,354	$2,961,564
See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid, net	$108	$244

NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$269	$169

NON-CASH FINANCING ACTIVITIES:
Distributions payable	$113,584	$2,954
See accompanying notes.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business

Equity Commonwealth, or the Company, is a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland. Our business is primarily the ownership and operation of office properties in the United States.

The Company operates in an umbrella partnership real estate investment trust, or UPREIT, and conducts substantially all of its activities through EQC Operating Trust, a Maryland real estate investment trust, or the Operating Trust. The Company beneficially owned 99.75% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust, or OP Units, as of September 30, 2022, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.

At September 30, 2022, our portfolio consisted of four properties (eight buildings), with a combined 1.5 million square feet. As of September 30, 2022, we had $2.7 billion of cash and cash equivalents.

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

Note 3.  Real Estate Properties

During the nine months ended September 30, 2022 and 2021, we made improvements, excluding tenant-funded improvements, to our properties totaling $2.9 million and $5.2 million, respectively.

Property Dispositions:

We did not sell any properties during the nine months ended September 30, 2022 or 2021.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Lease Payments

Rental revenue consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease payments	$9,381	$8,989	$28,792	$27,438
Variable lease payments	4,488	4,152	15,343	13,986
Rental revenue	$13,869	$13,141	$44,135	$41,424

Note 4.  Shareholders’ Equity

Common Share Issuances:

See Note 7 for information regarding equity issuances related to share-based compensation.

Common Share Repurchases:

During the nine months ended September 30, 2022, we repurchased and retired an aggregate of 4,887,327 of our common shares at a weighted average price of $25.81 per share, for a total investment of $126.1 million. As of September 30, 2022, we had $149.7 million of remaining availability under our share repurchase program, which is scheduled to expire on June 30, 2023.

During the nine months ended September 30, 2022 and 2021, certain of our employees and former employees surrendered 160,506 and 244,029 common shares owned by them, respectively, to satisfy their statutory tax withholding obligations in connection with the vesting of such common shares pursuant to our equity compensation plans.

Common Share and Unit Distribution:

On September 8, 2022, our Board of Trustees declared a special, one-time cash distribution of $1.00 per common share/unit to shareholders/unitholders of record on September 29, 2022. On October 18, 2022, we paid this distribution to such shareholders/unitholders in the aggregate amount of $111.0 million.

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

Series D Preferred Shares:
Our series D preferred shares are convertible, at the holder’s option, into our common shares at a conversion rate of 0.6846 common shares per series D preferred share, which is equivalent to a conversion price of $36.52 per common share, or 3,364,943 additional common shares at September 30, 2022. The conversion rate changed from 0.6585 to 0.6846 common shares per series D preferred share effective September 30, 2022 as a result of the common share distribution declared by our Board of Trustees in 2022.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Preferred Share Distributions:

In 2022, our Board of Trustees declared distributions on our series D preferred shares to date as follows:

Declaration Date	Record Date	Payment Date	Series D Dividend Per Share
January 11, 2022	January 28, 2022	February 15, 2022	$0.40625
April 11, 2022	April 29, 2022	May 16, 2022	$0.40625
July 14, 2022	July 29, 2022	August 15, 2022	$0.40625
October 14, 2022	October 31, 2022	November 15, 2022	$0.40625

Note 5.  Noncontrolling Interest

Noncontrolling interest represents the portion of the OP Units not beneficially owned by the Company. The ownership of an OP Unit and a common share of beneficial interest have essentially the same economic characteristics. Distributions with respect to OP Units will generally mirror distributions with respect to the Company’s common shares. Unitholders (other than the Company) generally have the right, commencing six months from the date of issuance of such OP Units, to cause the Operating Trust to redeem their OP Units in exchange for cash or, at the option of the Company, common shares of the Company on a one-for-one basis. As sole trustee, the Company has the sole discretion to elect whether the redemption right will be satisfied by the Company in cash or the Company’s common shares. As a result, the Noncontrolling interest is classified as permanent equity. As of September 30, 2022, the portion of the Operating Trust not beneficially owned by the Company is in the form of OP Units and LTIP Units (see Note 7 for a description of LTIP Units). LTIP Units may be subject to additional vesting requirements.

The following table presents the changes in Equity Commonwealth’s issued and outstanding common shares and units for the nine months ended September 30, 2022:

	Common Shares	OP Units and LTIP Units	Total
Outstanding at January 1, 2022	115,205,818	247,217	115,453,035
Repurchase and surrender of shares	(5,047,833)	—	(5,047,833)
Share-based compensation grants and vesting, net of forfeitures	493,586	32,675	526,261
Outstanding at September 30, 2022	110,651,571	279,892	110,931,463
Noncontrolling ownership interest in the Operating Trust			0.25%
The carrying value of the Noncontrolling interest is allocated based on the number of OP Units and LTIP Units in proportion to the number of OP Units and LTIP Units plus the number of common shares. We adjust the Noncontrolling interest balance at the end of each period to reflect the noncontrolling partners’ interest in the net assets of the Operating Trust. Net income is allocated to the Noncontrolling interest in the Operating Trust based on the weighted average ownership percentage during the period. Equity Commonwealth’s weighted average ownership interest in the Operating Trust was 99.75% and 99.76% for the three and nine months ended September 30, 2022, respectively.

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

On August 31, 2022, the Company completed an internal restructuring intended to comply with Section 351 of the Internal Revenue Code. As a result, the Operating Trust recognized an $82.0 million taxable gain for federal income tax purposes. The resulting gain eliminates in the Company’s condensed consolidated financial statements and has no impact on the Company’s provision for income taxes for the three and nine months ended September 30, 2022.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our provision for income taxes consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Current:
State and local	$(23)	$(32)	$(81)	$(94)
Income tax expense	$(23)	$(32)	$(81)	$(94)

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
2022 Equity Award Activity

During the nine months ended September 30, 2022, 382,993 RSUs vested, and, as a result, we issued 382,993 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations (see Note 4).
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
On January 26, 2022, the Compensation Committee approved grants in the aggregate amount of 29,071 time-based LTIP Units, 59,024 market-based LTIP Units at target (147,117 market-based LTIP Units at maximum), 92,573 restricted shares and 187,951 RSUs at target (468,468 RSUs at maximum) to the Company’s officers, certain employees, and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2021. The restricted shares and time-based LTIP Units were valued at $25.50 per share/unit, the closing price of our common shares on the NYSE on the grant date. The assumptions and fair value for the RSUs and market-based LTIP Units granted during the nine months ended September 30,

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Outstanding Equity Awards
As of September 30, 2022, the estimated future compensation expense for all unvested restricted shares and time-based LTIP Units was $5.9 million. Compensation expense for the restricted share and time-based LTIP Unit awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares and time-based LTIP Units is approximately 2.4 years.
As of September 30, 2022, the estimated future compensation expense for all unvested RSUs and market-based LTIP Units was $12.8 million. The weighted average period over which the future compensation expense will be recorded for the RSUs and market-based LTIP Units is approximately 2.3 years.
During the three months ended September 30, 2022 and 2021, we recorded $2.9 million and $3.0 million, respectively, and during the nine months ended September 30, 2022 and 2021, we recorded $9.1 million and $12.6 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our trustees, eligible consultants and employees related to our equity compensation plans. Compensation expense recorded during the three months ended September 30, 2022 and 2021 includes $0 and $0.1 million, respectively, of accelerated vesting due to staffing reductions, and compensation expense recorded during the nine months ended September 30, 2022 and 2021 includes $0.4 million and $3.5 million, respectively, of accelerated vesting due to staffing reductions. Forfeitures are recognized as they occur. At September 30, 2022, 1,126,571 shares/units remain available for issuance under the Equity Commonwealth 2015 Omnibus Incentive Plan, as amended.

Note 8.  Fair Value of Assets and Liabilities

As of September 30, 2022, we do not have any assets or liabilities measured at fair value.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial Instruments

Our financial instruments include our cash and cash equivalents.  At September 30, 2022 and December 31, 2021, the fair value of these financial instruments was not different from their carrying values.

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable. As of September 30, 2022, no single tenant of ours is responsible for more than 10% of our consolidated revenues.

Note 9.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator for earnings per common share - basic:
Net income (loss)	$12,221	$(2,814)	$16,429	$(14,792)
Net (income) loss attributable to noncontrolling interest	(31)	6	(41)	30
Preferred distributions	(1,997)	(1,997)	(5,991)	(5,991)
Numerator for net income (loss) per share - basic	$10,193	$(4,805)	$10,397	$(20,753)

Numerator for earnings per common share - diluted:
Net income (loss)	$12,221	$(2,814)	$16,429	$(14,792)
Net (income) loss attributable to noncontrolling interest	(31)	6	(41)	30
Preferred distributions	(1,997)	(1,997)	(5,991)	(5,991)
Numerator for net income (loss) per share - diluted	$10,193	$(4,805)	$10,397	$(20,753)

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic(1)	111,305	122,190	112,341	122,128
RSUs(2)	1,111	—	875	—
LTIP Units(3)	180	—	167	—
Weighted average number of common shares outstanding - diluted	112,596	122,190	113,383	122,128

Net income (loss) per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.09	$(0.04)	$0.09	$(0.17)
Diluted	$0.09	$(0.04)	$0.09	$(0.17)

Anti-dilutive securities(4):
Effect of Series D preferred shares; 6.50% cumulative convertible	3,365	3,237	3,365	3,237
Effect of RSUs(2)	—	490	—	601
Effect of LTIP Units(3)	—	66	—	93
Effect of OP Units(5)	280	223	275	203

(1) The three months ended September 30, 2022 and 2021, include 86 and 262 weighted-average, unvested, earned RSUs, respectively, and the nine months ended September 30, 2022 and 2021, include 111 and 255 weighted-average, unvested, earned RSUs, respectively.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2) Represents the weighted-average number of common shares that would have been issued if the quarter-end was the measurement date for unvested, unearned RSUs.
(3) Represents the weighted-average dilutive shares issuable from LTIP Units if the quarter-end was the measurement date for the periods shown.
(4) The Series D preferred shares are excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2022 and 2021, because including the Series D preferred shares would also require that the preferred distributions be added back to net income (loss), resulting in anti-dilution. The RSUs and market-based LTIP Units are excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2021 because including them results in anti-dilution.
(5) Beneficial interests in the Operating Trust.

Note 10.  Segment Information

Our primary business is the ownership and operation of office properties, and we currently have one reportable segment.  One hundred percent of our revenues for the nine months ended September 30, 2022 were from office properties.

Note 11.  Related Person Transactions

The following discussion includes a description of our related person transactions for the nine months ended September 30, 2022 and 2021.

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

During the three months ended September 30, 2022 and 2021, we recognized expense of $0.1 million and $0.1 million, respectively, and during the nine months ended September 30, 2022 and 2021, we recognized expense of $0.3 million and $0.2 million, respectively, pursuant to the 20th/21st Floor Office Lease. As of September 30, 2022 and December 31, 2021, we did not have any amounts due to Two North Riverside Plaza Joint Venture Limited Partnership pursuant to the 20th/21st Floor Office Lease.

Note 12.  Subsequent Events

Preferred Share Distribution

On October 14, 2022, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on November 15, 2022 to shareholders of record on October 31, 2022.

Commons Share Distribution

On September 8, 2022, our Board of Trustees declared a special, one-time cash distribution of $1.00 per common share/unit to shareholders/unitholders of record on September 29, 2022. On October 18, 2022, we paid this distribution to such shareholders/unitholders in the aggregate amount of $111.0 million (see Note 5).

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Common Share Repurchases

From October 1, 2022 through October 24, 2022, we repurchased 1,223,319 of our common shares at a weighted average price of $23.99 per share, for a total investment of $29.3 million. We have $120.4 million of remaining authorization available under our share repurchase program.

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

OVERVIEW

We are an internally managed and self-advised REIT primarily engaged in the ownership and operation of office properties in the United States. We were formed in 1986 under Maryland law. The Company operates as an UPREIT, conducting substantially all of its activities through the Operating Trust. As of September 30, 2022, the Company beneficially owned 99.75% of the outstanding OP Units.

At September 30, 2022, our portfolio consisted of four properties (eight buildings), with a combined 1.5 million square feet. As of September 30, 2022, we had $2.7 billion of cash and cash equivalents.

We use leasing and occupancy metrics to evaluate the performance of our properties. We believe these metrics provide useful information to investors because they reflect the leasing activity and vacant space at the properties and may facilitate comparisons of our leasing and occupancy metrics with other REITs and real estate companies.

As of September 30, 2022, our overall portfolio was 83.4% leased. During the three months ended September 30, 2022, we entered into leases for 55,000 square feet, including lease renewals for 30,000 square feet and new leases for 25,000 square feet. The renewal leases entered into during the three months ended September 30, 2022 had cash and GAAP rental rates that were approximately 3.3% lower and 2.2% higher, respectively, compared to prior rental rates for the same space. The new leases entered into during the three months ended September 30, 2022 were excluded from the weighted average cash and GAAP rental rate calculations because the suites were vacant longer than two years. The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatements, the magnitude and timing of contractual rent increases over the lease term, and the length of term for the newly executed leases compared to the prior leases. Percent change in GAAP and cash rents is a comparison of current rent, including estimated tenant expense reimbursements, if any, to the rent, including actual/projected tenant expense reimbursements, if any, last received for the same space on a GAAP and cash basis, respectively. Cash rent during the reporting period is calculated before deducting any initial period free rent.

On September 8, 2022, our Board of Trustees declared a special, one-time cash distribution of $1.00 per common share/unit to shareholders/unitholders of record on September 29, 2022. On October 18, 2022, we paid this distribution to such shareholders/unitholders in the aggregate amount of $111.0 million.

We have engaged CBRE, Inc., or CBRE, to provide property management services. We pay CBRE a property-by-property management fee and may engage CBRE from time-to-time to perform project management services, such as coordinating and overseeing the completion of tenant improvements and other capital projects at the properties. We reimburse CBRE for certain expenses incurred in the performance of its duties, including certain personnel and equipment costs. For the three months ended September 30, 2022 and 2021, we incurred expenses of $0.7 million and $0.7 million, respectively, and for the nine months ended September 30, 2022 and 2021, we incurred expenses of $2.2 million and $2.2 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a percentage of the properties’ revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of September 30, 2022 and December 31, 2021, we had amounts payable pursuant to these services of $0.3 million and $0.3 million, respectively.

After executing on our disposition strategy, and evaluating a variety of opportunities to invest our capital, on May 4, 2021, we entered into a merger agreement to acquire Monmouth Real Estate Investment Corporation, or Monmouth, a publicly-traded industrial REIT. On August 31, 2021, following Monmouth’s failure to obtain shareholder approval of the merger, in accordance with the terms of the merger agreement, we terminated the merger agreement.

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

Our business has been and is continuing to be impacted by the COVID-19 virus as well as tenant uncertainty regarding office space needs given the evolving remote working trends. Many of our employees and the majority of our tenants' employees are currently working at least in part remotely. Overall, our business has experienced a significant reduction in leasing interest and activity when compared to pre-pandemic levels. As of September 30, 2022 and December 31, 2019, our comparable property portfolio was 83.4% and 91.5% leased, respectively. The duration of these business disruptions continues to be unknown at this time, and we currently are not able to estimate the full impact of the COVID-19 virus and remote working trends on our business.

Property Operations

Leased occupancy data for 2022 and 2021 are as follows (square feet in thousands):

	All Properties		Comparable Properties(1)
	As of September 30,		As of September 30,
	2022	2021	2022	2021
Total properties	4	4	4	4
Total square feet	1,507	1,507	1,507	1,507
Percent leased(2)	83.4%	82.5%	83.4%	82.5%

(1)Based on properties owned continuously from January 1, 2021 through September 30, 2022.
(2)Percent leased is the percent of space subject to signed leases. Percent leased is disclosed to quantify the ratio of leased square feet to rentable square feet and we believe provides useful information as to the proportion of rentable square feet subject to a lease.

The weighted average lease term based on square feet for leases entered into during the three months ended September 30, 2022 was 4.4 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for the leases entered into during the three months ended September 30, 2022 totaled $1.6 million, or $29.49 per square foot on average (approximately $6.73 per square foot per year of the lease term).

As of September 30, 2022, approximately 1.1% of our leased square feet and 1.1% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2022.  Renewal and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring for the remainder of 2022, that have not been backfilled, are above market. Lease expirations by year, as of September 30, 2022, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring(1)	Leased Square Feet Expiring(2)	% of Leased Square Feet Expiring(2)	Cumulative % of Leased Square Feet Expiring(2)	Annualized Rental Revenue Expiring(3)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2022	3	14	1.1%	1.1%	$620	1.1%	1.1%
2023	16	179	14.2%	15.3%	8,416	14.3%	15.4%
2024	18	227	18.2%	33.5%	10,774	18.4%	33.8%
2025	12	155	12.3%	45.8%	7,277	12.4%	46.2%
2026	9	72	5.7%	51.5%	3,554	6.0%	52.2%
2027	15	197	15.7%	67.2%	9,561	16.2%	68.4%
2028	10	111	8.8%	76.0%	4,180	7.1%	75.5%
2029	7	145	11.5%	87.5%	7,134	12.1%	87.6%
2030	6	87	6.9%	94.4%	3,140	5.3%	92.9%
2031	1	12	1.0%	95.4%	590	1.0%	93.9%
Thereafter	4	58	4.6%	100.0%	3,603	6.1%	100.0%
	101	1,257	100.0%		$58,849	100.0%

Weighted average remaining lease term (in years):		4.0			4.1

(1)Tenants with leases expiring in multiple years are counted in each year they expire.
(2)Leased Square Feet as of September 30, 2022 includes space subject to leases that have commenced for revenue recognition purposes in accordance with GAAP, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants. The Leased Square Feet Expiring corresponds to the latest-expiring signed lease for a given suite. Thus, backfilled suites expire in the year stipulated by the new lease.
(3)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of September 30, 2022, plus estimated recurring expense reimbursements; excludes lease value amortization, straight-line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

The principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of September 30, 2022, tenants representing 2.5% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant		Square Feet(1)	% of Total Leased Square Feet(1)	% of Annualized Rental Revenue(2)	Weighted Average Remaining Lease Term
1.	Equinor Energy Services, Inc.	80	6.4%	6.0%	1.3
2.	KPMG, LLP	71	5.6%	5.2%	6.7
3.	Salesforce.com, Inc.	65	5.2%	5.1%	3.2
4.	Crowdstrike, Inc.	36	2.9%	3.8%	2.1
5.	CBRE, Inc.	40	3.2%	3.5%	5.5
6.	RSM US LLP	32	2.5%	3.2%	9.7
7.	SonarSource US, Inc.	28	2.2%	2.9%	4.9
8.	Alden Torch Financial, LLC	34	2.7%	2.6%	4.4
9.	New York Life Insurance Company	32	2.5%	2.5%	2.8
	Total	418	33.2%	34.8%	4.2

(1)Total Leased Square Feet as of September 30, 2022 includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants.
(2)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of September 30, 2022, plus estimated recurring expense reimbursements; excludes lease value amortization, straight-line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.
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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Three Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	2022	2021	$ Change	% Change
	(dollars in thousands)
Rental revenue	$13,868	$13,142	$726	5.5%	$1	$(1)	$13,869	$13,141	$728	5.5%
Other revenue	1,252	739	513	69.4%	5	1	1,257	740	517	69.9%
Operating expenses	(6,019)	(6,090)	71	(1.2)%	(54)	(12)	(6,073)	(6,102)	29	(0.5)%
Net operating income(3)	$9,101	$7,791	$1,310	16.8%	$(48)	$(12)	9,053	7,779	1,274	16.4%
Other expenses:
Depreciation and amortization							4,451	4,588	(137)	(3.0)%
General and administrative							7,593	7,572	21	0.3%
Total other expenses							12,044	12,160	(116)	(1.0)%
Interest and other income, net							15,145	1,599	13,546	847.2%
Gain on sale of properties, net							90	—	90	N/A
Income (loss) before income taxes							12,244	(2,782)	15,026	(540.1)%
Income tax expense							(23)	(32)	9	(28.1)%
Net income (loss)							12,221	(2,814)	15,035	(534.3)%
Net (income) loss attributable to noncontrolling interest							(31)	6	(37)	(616.7)%
Net income (loss) attributable to Equity Commonwealth							12,190	(2,808)	14,998	(534.1)%
Preferred distributions							(1,997)	(1,997)	—	—%
Net income (loss) attributable to Equity Commonwealth common shareholders							$10,193	$(4,805)	$14,998	(312.1)%

(1)Comparable properties consist of four properties we owned continuously from October 1, 2021 to September 30, 2022.

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

Rental revenue. Rental revenue increased $0.7 million, or 5.5%, in the 2022 period, compared to the 2021 period, primarily due to a $0.4 million increase in base rent and a $0.3 million increase in lease termination fees.

Other revenue. Other revenue, which primarily includes parking revenue, increased $0.5 million, or 69.9%, in the 2022 period, compared to the 2021 period, primarily due to an increase in parking demand.

Operating expenses. Operating expenses decreased in the 2022 period, compared to the 2021 period, primarily due to the decrease at the comparable properties. Operating expenses decreased $0.1 million, or 1.2%, at the comparable properties in the 2022 period, compared to the 2021 period, primarily due to a $0.4 million decrease in real estate tax expense, partially offset by a $0.2 million increase in heating, ventilation and air condition expenses and a $0.1 million increase in utilities.

General and administrative. General and administrative expenses slightly increased in the 2022 period, compared to the 2021 period, primarily due to a $0.5 million increase in legal expenses due to an internal restructuring, partially offset by a $0.5 million decrease in compensation expenses related to severance.

Interest and other income, net. Interest and other income, net increased $13.5 million, or 847.2% in the 2022 period, compared to the 2021 period, primarily due to more interest received from higher average interest rates, partially offset by lower average cash balances.

Gain on sale of properties. Gain on sale of properties, net of $0.1 million in the 2022 period relates to adjustments to prior period sales. We did not have any gain on sale of properties, net in the 2021 period.

Net (income) loss attributable to noncontrolling interest. From 2017 through 2022, we granted LTIP Units to certain of our trustees and employees. Net (income) loss attributable to noncontrolling interest of $(31,000) in the 2022 period and $6,000 in the 2021 period relates to the allocation of (income) loss to the LTIP/OP Unit holders.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	2022	2021	$ Change	% Change
	(dollars in thousands)
Rental revenue	$44,283	$41,282	$3,001	7.3%	$(148)	$142	$44,135	$41,424	$2,711	6.5%
Other revenue	3,203	2,182	1,021	46.8%	15	1	3,218	2,183	1,035	47.4%
Operating expenses	(18,955)	(19,258)	303	(1.6)%	1,757	(53)	(17,198)	(19,311)	2,113	(10.9)%
Net operating income(3)	$28,531	$24,206	$4,325	17.9%	$1,624	$90	30,155	24,296	5,859	24.1%
Other expenses:
Depreciation and amortization							13,176	13,371	(195)	(1.5)%
General and administrative							23,241	30,691	(7,450)	(24.3)%
Total other expenses							36,417	44,062	(7,645)	(17.4)%
Interest and other income, net							22,682	5,068	17,614	347.6%
Gain on sale of properties, net							90	—	90	N/A
Income (loss) before income taxes							16,510	(14,698)	31,208	(212.3)%
Income tax expense							(81)	(94)	13	(13.8)%
Net income (loss)							16,429	(14,792)	31,221	(211.1)%
Net (income) loss attributable to noncontrolling interests							(41)	30	(71)	(236.7)%
Net income (loss) attributable to Equity Commonwealth							16,388	(14,762)	31,150	(211.0)%
Preferred distributions							(5,991)	(5,991)	—	—%
Net income (loss) attributable to Equity Commonwealth common shareholders							$10,397	$(20,753)	$31,150	(150.1)%

(1)Comparable properties consist of four properties we owned continuously from January 1, 2021 to September 30, 2022.

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

Rental revenue. Rental revenue increased $2.7 million, or 6.5%, in the 2022 period, compared to the 2021 period, primarily due to the increase in rental revenue at the comparable properties. Rental revenue at the comparable properties increased $3.0 million, or 7.3%, in the 2022 period, compared to the 2021 period, due to the $1.9 million collection of a previously reserved receivable and a $0.8 million increase in lease termination fees.

Other revenue. Other revenue, which primarily includes parking revenue, increased $1.0 million, or 47.4%, in the 2022 period, compared to the 2021 period, primarily due to an increase in parking demand.

Operating expenses. Operating expenses decreased $2.1 million, or 10.9%, in the 2022 period, compared to the 2021 period, primarily due to a $1.8 million real estate tax refund received at a sold property. Operating expenses decreased $0.3 million, or 1.6%, at the comparable properties in the 2022 period, compared to the 2021 period, primarily due to a $0.9 million decrease in real estate tax expense, partially offset by a $0.3 million increase in utilities, a $0.1 million increase in maintenance and repairs and a $0.1 million increase in cleaning expense.

General and administrative. General and administrative expenses decreased $7.5 million, or 24.3%, in the 2022 period, compared to the 2021 period, primarily due to a $7.1 million decrease in compensation expenses related to severance, a $0.4 million decrease in payroll taxes primarily due to refunds received in 2022, a $0.3 million decrease in share-based compensation expenses, a $0.3 million decrease in payroll expense and a $0.2 million decrease in trustee related expenses due to fewer trustees in 2022, partially offset by a $0.8 million increase in legal expense due to an internal restructuring.

Interest and other income, net. Interest and other income, net increased $17.6 million, or 347.6%, in the 2022 period, compared to the 2021 period, primarily due to more interest received from higher average interest rates, partially offset by lower average cash balances.

Gain on sale of properties. Gain on sale of properties, net of $0.1 million in the 2022 period relates to adjustments to prior period sales. We did not have any gain on sale of properties, net in the 2021 period.

Net (income) loss attributable to noncontrolling interest. From 2017 through 2022, we granted LTIP Units to certain of our trustees and employees. Net (income) loss attributable to noncontrolling interest of $(41,000) in the 2022 period and $30,000 in the 2021 period relates to the allocation of (income) loss to the LTIP/OP Unit holders.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As of September 30, 2022, we had $2.7 billion of cash and cash equivalents.  We expect to use our cash balances, cash flow from our operations and proceeds of any future property sales to fund our operations, make distributions, repurchase our common shares, make investments in properties or businesses, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

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

Net cash flows provided by (used in) operating, investing and financing activities were $32.4 million, $(3.1) million and $(137.9) million, respectively, for the nine months ended September 30, 2022, and $10.5 million, $(6.0) million and $(30.2) million, respectively, for the nine months ended September 30, 2021.  Changes in these three categories of our cash flows between 2022 and 2021 are primarily related to an increase in property net operating income, an increase in interest income as a result of higher average interest rates partially offset by lower average balances in 2022, repurchase of our common shares and distributions to common shareholders.

Our Investment and Financing Liquidity and Resources

On September 8, 2022, our Board of Trustees declared a special, one-time cash distribution of $1.00 per common share/unit to shareholders/unitholders of record on September 29, 2022. On October 18, 2022, we paid this distribution to such shareholders/unitholders in the aggregate amount of $111.0 million.

During the nine months ended September 30, 2022, we paid an aggregate of $6.0 million of distributions on our series D preferred shares.  On October 14, 2022, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on November 15, 2022 to shareholders of record on October 31, 2022.

During the nine months ended September 30, 2022, we repurchased and retired an aggregate of 4,887,327 of our common shares at a weighted average price of $25.81 per share, for a total investment of $126.1 million. As of September 30, 2022, we had $149.7 million of remaining availability under our share repurchase program, which is scheduled to expire on June 30, 2023.

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

During the three and nine months ended September 30, 2022 and 2021, amounts capitalized at our properties for tenant improvements, leasing costs and building improvements were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Tenant improvements(1)	$557	$1,001	$2,583	$4,614
Leasing costs(2)	501	34	1,922	803
Building improvements(3)	59	219	366	548

(1)Tenant improvements include capital expenditures to improve tenants’ spaces.
(2)Leasing costs include leasing commissions and related legal expenses.
(3)Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.

During the three months ended September 30, 2022, commitments made for expenditures in connection with leasing space at our properties were as follows (dollar and square foot measures in thousands):

	New Leases	Renewals	Total
Square feet leased during the period	25	30	55
Tenant improvements and leasing commissions	$1,073	$556	$1,629
Tenant improvements and leasing commissions per square foot	$42.92	$18.53	$29.49
Weighted average lease term by square foot (years)(1)	5.5	3.5	4.4
Tenant improvements and leasing commissions per square foot per year	$7.81	$5.34	$6.73

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

The following table provides a reconciliation of net income (loss) to FFO attributable to Equity Commonwealth common shareholders and unitholders and a reconciliation to Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation to FFO:
Net income (loss)	$12,221	$(2,814)	$16,429	$(14,792)
Real estate depreciation and amortization	4,412	4,546	13,058	13,232
Gain on sale of properties, net	(90)	—	(90)	—
FFO attributable to Equity Commonwealth	16,543	1,732	29,397	(1,560)
Preferred distributions	(1,997)	(1,997)	(5,991)	(5,991)
FFO attributable to Equity Commonwealth common shareholders and unitholders	$14,546	$(265)	$23,406	$(7,551)

Reconciliation to Normalized FFO:
FFO attributable to Equity Commonwealth common shareholders and unitholders	$14,546	$(265)	$23,406	$(7,551)
Straight-line rent adjustments	(61)	(409)	(151)	(1,277)
Executive severance expense	—	—	—	7,107
Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders	$14,485	$(674)	$23,255	$(1,721)

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

A reconciliation of NOI to net income (loss) for the three and nine months ended September 30, 2022 and 2021, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Rental revenue	$13,869	$13,141	$44,135	$41,424
Other revenue	1,257	740	3,218	2,183
Operating expenses	(6,073)	(6,102)	(17,198)	(19,311)
NOI	$9,053	$7,779	$30,155	$24,296

NOI	$9,053	$7,779	$30,155	$24,296
Depreciation and amortization	(4,451)	(4,588)	(13,176)	(13,371)
General and administrative	(7,593)	(7,572)	(23,241)	(30,691)
Interest and other income, net	15,145	1,599	22,682	5,068
Gain on sale of properties, net	90	—	90	—
Income (loss) before income taxes	12,244	(2,782)	16,510	(14,698)
Income tax expense	(23)	(32)	(81)	(94)
Net income (loss)	$12,221	$(2,814)	$16,429	$(14,792)

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Share Repurchase Program

The following table provides information with respect to the common share repurchases made by the Company during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 2022	—	$—	—	$164,734,402
August 2022	—	$—	—	$164,734,402
September 2022	590,271	$25.40	590,271	$149,741,790
Total	590,271	$25.40	590,271	$149,741,790

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

3.2	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 11, 2006.)

3.3	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K filed May 31, 2011.)

3.4	Articles Supplementary, dated March 14, 2018. (Incorporated by reference to the Company’s Current Report on Form 8-K filed March 15, 2018.)

3.5	Fourth Amended and Restated Bylaws of the Company, adopted April 2, 2020. (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 3, 2020.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

4.2	Form of 6.50% Series D Cumulative Convertible Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (Filed herewith.)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
President and Chief Executive Officer
	Dated:	October 26, 2022

By:	/s/ William H. Griffiths
William H. Griffiths
Executive Vice President, Chief Financial Officer and Treasurer
	Dated:	October 26, 2022