Form 10-K
period 2022-12-31
Equity Commonwealth
filed 2023-02-09
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒
The aggregate market value of the voting common shares of beneficial ownership, $0.01 par value, or common shares, of the registrant held by non-affiliates was $3.0 billion based on the $27.53 closing price per common share on the New York Stock Exchange on June 30, 2022. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our trustees, executive officers, and any 10% or greater shareholders. These assumptions should not be deemed to constitute an admission that all trustees, executive officers, and 10% or greater shareholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our trustees, officers, and principal shareholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.
Number of registrant’s common shares outstanding as of February 6, 2023:  109,561,046.
DOCUMENTS INCORPORATED BY REFERENCE
Certain Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Shareholders, or the definitive Proxy Statement, which Equity Commonwealth intends to file no later than 120 days after the end of its fiscal year ended December 31, 2022.

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

EQUITY COMMONWEALTH
2022 FORM 10-K ANNUAL REPORT

EXPLANATORY NOTE

References in this Annual Report on Form 10-K to “the Company”, “EQC”, “we”, “us” or “our”, refer to Equity Commonwealth and its consolidated subsidiaries as of December 31, 2022, unless the context indicates otherwise.

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
The Company beneficially owned 99.74% of the outstanding shares of beneficial interest, designated as units, or OP Units, in the Operating Trust, as of December 31, 2022, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.

As of December 31, 2022, our portfolio consisted of four properties, with a total of 1.5 million square feet. Over the past nine years, we disposed of 164 properties and three land parcels totaling 44.3 million square feet for an aggregate gross sales price of $6.9 billion, as well as $704.8 million of common shares of Select Income REIT. The remaining four properties were 82.8% leased and had 78.7% commenced occupancy as of December 31, 2022. Since 2014, we have used proceeds to retire $3.3 billion of debt and preferred shares, repurchased $595.4 million of our common shares and paid $1.3 billion in distributions to our common shareholders. We have $2.6 billion of cash and cash equivalents and no debt outstanding as of December 31, 2022.

Our business has been and is continuing to be impacted by economic uncertainty following the COVID-19 virus as well as tenant uncertainty regarding office space needs given evolving remote and hybrid working trends. The Company has experienced a significant reduction in leasing interest and activity as well as parking revenue when compared to pre-pandemic levels. Many of our employees and the vast majority of our tenants' employees are currently working at least in part remotely, with many businesses reassessing their long-term demand for office space. The duration of these business disruptions continues to be unknown at this time, and we currently are not able to estimate the full impact of the COVID-19 virus and remote working trends on our business in 2023 and beyond.

During the year ended December 31, 2022, we entered into leases for 205,000 square feet, including lease renewals for 96,000 square feet and new leases for 109,000 square feet.  Leases entered into during the year ended December 31, 2022, including both lease renewals and new leases, had weighted average cash rental rates that were approximately 0.3% higher than prior rental rates for the same space and weighted average GAAP rental rates that were approximately 3.8% higher than prior rental rates for the same space.

As of December 31, 2022, approximately 10.5% of our leased square feet and 10.7% of our annualized rental revenue are included in leases scheduled to expire through December 31, 2023.  Renewal and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring in 2023, that have not been backfilled, are approximately market, and we also expect most of the tenants with leases expiring in 2023 to vacate.

Business Strategy.   We are continuing to evaluate investment opportunities while remaining focused on creating value through proactive asset management and improved operating results. We are seeking to use the strength and liquidity of our balance sheet for investments in high-quality assets or businesses in a broad range of property types that offer a compelling risk-reward profile. We intend to be patient and disciplined in our evaluation of investment opportunities while remaining focused on proactive asset management, leasing and operations at our four remaining properties, some or all of which we may sell to the extent we determine that is in the best interests of our business objectives. We may also determine to sell, liquidate or otherwise exit our business if we believe doing so will maximize shareholder value.
Human Capital Resources. As of December 31, 2022, we had 22 full-time employees, reduced from 66 full-time employees as of December 31, 2015, as the size of our property portfolio decreased. Our employee compensation program consists of the following: (i) base salary, (ii) annual cash bonus, (iii) long-term, at-risk time and performance-based equity awards, and (iv) health and welfare benefits. Each year, we set corporate, department and individual goals that we use to measure performance during our annual review process. We believe that the structure of our compensation program is aligned with the interests of our shareholders, rewards performance and serves to attract and retain employees. We also believe that our entrepreneurial culture, which is focused on encouraging transparency and open communication based on our guiding principles, is an important contributor to our success. We strive to provide our employees with a variety of resources and tools to promote training and development. For more information on our human capital resources, please see the section below on Social Responsibility.
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
Competition.    Investing in and operating real estate is a highly competitive business. We compete against other REITs, numerous financial institutions, individuals and public and private companies who are actively engaged in the real estate business. Also, we compete for tenants and investments based on a number of factors including pricing, building quality and location, underwriting criteria and reputation. Our ability to successfully compete is also impacted by economic and population trends, availability of acceptable investment opportunities, our ability to negotiate beneficial leasing and investment terms, availability and cost of capital and new and existing laws and regulations. Some of our competitors are dominant in selected geographic markets, including in markets in which we operate. Some of our competitors have greater financial and other resources than we have.
For additional information on competition and the risks associated with our business, please see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Environmental, Social and Governance.    Our Company believes that sustainability, social responsibility and strong corporate governance are key contributors to our success. Our approach to Environmental, Social and Governance (“ESG”) matters is all-inclusive, addressing our effect on the environment, our social impact and our relationships with all of our stakeholders, including our shareholders, tenants, employees and vendors. We seek to operate our properties efficiently from both an economic and environmental perspective.
Our commitment to the principles of ESG starts at the top: our Board oversees our ESG program and initiatives, our management team regularly reports to our Board on that program and our executive officers are evaluated and compensated, in part, on the Company’s efforts with respect to ESG initiatives. Our CEO directly oversees our sustainability activities and performance and our CEO and General Counsel regularly update our Board on sustainability initiatives.
We have an ESG team focused on ESG risks and initiatives. This team is co-managed by our Senior Vice President of Engineering, Construction and Operations and our Senior Vice President - Legal. The team comprises and leverages a variety of subject matter experts within the Company (e.g., engineering, IT, leasing, legal, asset management and finance) as well as a variety of third-party consultants.
The Company is a member of GRESB, a globally recognized independent organization that provides validated ESG performance data and peer benchmarks of more than 1,500 real estate portfolios worldwide. The Company received an overall score of 72 in 2022. GRESB is also aligned with many of the standards set forth in the Task Force on Climate-Related Financial Disclosures (“TCFD”).
Corporate Governance
We are committed to a corporate governance approach that promotes transparency as well as alignment with and accountability to our shareholders. We consistently look to improve our corporate governance policies and practices, which include:

✔	Majority voting in uncontested trustee elections
✔	Annual trustee elections, with shareholder approval required to stagger the Board
✔	Lead independent trustee with robust duties
✔	Separate chairman and chief executive officer
✔	6 of 8 trustees are independent
✔	Regular executive sessions of independent trustees
✔	All members of Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are independent
✔	All members of Audit Committee are financially literate with two of three being audit committee financial experts under SEC rules
✔	Annual board and committee review and self-evaluations
✔	Code of Business Conduct and Ethics that covers trustees and employees as well as the Company’s relationships with its vendors
✔	Meaningful share ownership guidelines for our trustees (4x annual cash retainer), chief executive officer (6x salary) and other named executive officers (3x salary)
✔	Opted out of Maryland business combination and control share acquisition statutes
✔	No shareholder rights plan (commonly known as a “poison pill”)
✔	Active shareholder engagement
✔	Shareholders have ability to amend the Company’s bylaws by majority vote
Our Board reviews our corporate governance practices regularly, and we strive to operate the Company on a foundation of strong corporate governance principles. For further information on our corporate governance structure and policies, please see “Directors, Executive Officers and Corporate Governance” in Item 10 of Part III of this Annual Report on Form 10-K.

Environmental
The Company’s ESG program actively manages environmental impacts and climate-related risks and opportunities. Our environmental and climate strategic planning and initiatives, combined with our targeted capital investments, are aimed at reducing carbon emissions, mitigating risks and potentially realizing climate-related opportunities that benefit our stakeholders.
Our 2022 accomplishments with respect to environmental initiatives include the following:
●    obtained LEED certification for our property located at 206 East 9th Street in Austin, Texas (50% of our properties are now LEED certified);
●    completed and posted a climate-related risk assessment, in line with recommendations made by TCFD and GRESB, with respect to our properties and corporate headquarters; this assessment and other disclosures are available in the investor relations section of our website at www.eqcre.com;
●    invested in energy efficiency projects by upgrading older, pneumatic Variable Air Volume boxes to direct digital control and connecting them to the existing Building Automation Systems as part of ongoing tenant improvements at two of our properties; and
●    enhanced our portfolio lease forms by incorporating additional energy conservation, energy consumption data sharing and sustainability-related clauses.
We have commissioned an independent third party to provide assurance of our greenhouse gas (“GHG”) emissions inventory and environmental data regarding indirect emissions from purchased electricity for CY2022. This assurance will be performed to a limited level of assurance based on the qualitative materiality of the verifier’s professional judgment, using the independent third party’s verification procedure and ISO 14064 – Part 3 for GHG emissions.
As an owner of real estate, we are subject to various federal, state and local laws and regulations relating to environmental, health and safety matters, including those relating to the presence of hazardous substances. We estimate the cost to remove hazardous substances or address environmental issues (including the presence of asbestos-containing materials) at some of our properties based in part on environmental surveys and analyses conducted on our properties. We do not believe that there are environmental conditions or issues at any of our properties that have had or will have a material adverse effect on us. However, no assurances can be given that conditions or issues are not present at our properties or that costs we may be required to incur in the future to remediate contamination or comply with environmental, health and safety laws will not have a material adverse effect on our business or financial condition.
The federal government and some of the states and localities in which our properties are located have enacted and may in the future enact climate change laws and regulations. We believe these laws may cause energy costs at our properties to increase, but we do not expect the direct impact of these increases to be material to our results of operations because the increased costs either would be the responsibility of our tenants directly or in large part may be passed through by us to our tenants as additional lease payments. While we evaluate ways to improve the energy efficiency at our properties, laws enacted to mitigate climate change may cause us to make material investments in our properties which could materially and adversely affect our financial condition.
For more information regarding environmental matters and their possible adverse impact on us, including climate change matters, see “Risk Factors—Risks Related to Our Business—Any environmental contamination or other environmental liabilities could materially and adversely affect us” and “Risk Factors—Risks Related to Our Business—We may be adversely affected by laws, regulations or other issues related to climate change, including the physical impacts of climate change on our properties” both in Part I, Item 1A of this Annual Report on Form 10-K.
Social Responsibility
We believe in a shared commitment to diversity, ethics, integrity and community engagement, which commitment serves as the foundation of our corporate purpose. Diversity of all types brings varying perspectives, encouraging differing viewpoints in order to effectively manage risk and create value.
We have continued to focus our efforts in the areas of diversity, equity and inclusion (“DE&I”), as well as employee health and well-being. Our President and CEO David Helfand signed the CEO Action for Diversity & Inclusion Pledge as a signal that we will put DE&I into action by creating a culture of involvement, respect and connection, where all employees’ voices are heard. Our goal is to create and sustain an inclusive environment where diversity thrives and employees want to work. Our vision of diversity includes race, gender, age, sexual orientation, physical ability and ethnicity, among others, and celebrating diversity is one of our core values.

The Company acknowledges that improving DE&I in our business will require a long-term, sustained effort. Toward that end, we launched an online weekly microlearning platform focused on diversity, inclusion and leadership development, surveyed vendors regarding the diversity of their team members and enhanced our parental leave policy to provide paid time off for primary and secondary caregivers. We also conducted stakeholder engagement surveys for both our employees and our portfolio tenants.
In our October 2022 employee survey, we had a 91% overall response rate, with 85% of the participants reporting they are “very happy” to be working at EQC. Additionally, 85% praised EQC’s open and honest two-way communication and 80% of the participants indicated that their perspective and opinions are heard and valued. Overall, the survey provided meaningful feedback and an opportunity to discuss and address employee concerns. These surveys form an important part of our ongoing focus on engagement and overall employee experience.
Our commitment to community brings active engagement, both as individuals and in our corporate capacity. We are involved with local organizations and community outreach programs, including the Greater Chicago Food Depository and other Chicago-based, grass-roots organizations.
We seek to maintain the highest standards of integrity and ethics. We have implemented a set of rules that governs our conduct and can be found in our Code of Business Conduct and Ethics, which covers our employees and trustees and applies to the Company’s relationships with its vendors. This Code remains a cornerstone in fostering a respectful and ethical work experience at the Company, setting forth our anti-bribery policy, our standards with respect to compliance with the United States Foreign Corrupt Practices Act and similar governance-related matters.
For further information on our efforts with respect to ESG, please visit our ESG page in the investor relations section of our website at www.eqcre.com.
Taxation as a REIT. The Company has elected to be taxed as a REIT under the Code. A REIT generally is not subject to U.S. federal income tax on the net income that it distributes to shareholders if it meets the applicable REIT distribution requirements and other requirements for REIT qualification under the Code. We believe that we have been organized and have operated so as to qualify as a REIT, but there can be no assurance that we qualify or will remain qualified as a REIT.
The law firm of Fried, Frank, Harris, Shriver & Jacobson LLP (“Fried Frank”) has acted as our tax counsel in connection with the filing of this annual report. We have received an opinion from Fried Frank, dated February 9, 2023, that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Code for each of our taxable years beginning with our taxable year ended December 31, 2018 through our taxable year ended December 31, 2022. It must be emphasized that the opinion of Fried Frank is based on various assumptions relating to our organization and operation, is conditioned upon factual representations and covenants made by our management regarding our organization, assets, income, the conduct of our business operations, the economic terms of our leases, and other items regarding our ability to meet the various requirements for qualification as a REIT, the results of which have not been and will not be reviewed by Fried Frank, and assumes that such representations and covenants are accurate and complete and that we have taken no action inconsistent with our qualification as a REIT. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given by Fried Frank or by us that we will qualify as a REIT for any particular year. The opinion of Fried Frank was expressed as of the date issued. Fried Frank will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. You should be aware that opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not challenge the conclusions set forth in such opinions. Fried Frank’s opinion does not foreclose the possibility that we may have to utilize one or more of the REIT savings provisions, which could require us to pay an excise or penalty tax (which tax could be significant in amount) in order for us to maintain our REIT qualification.
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
To the extent we are unable to complete dispositions at all, or we make any dispositions on unfavorable terms, it could adversely affect us.
To the extent we seek to dispose of assets, we may not be able to complete sales in a timely manner, if at all, and any such dispositions could be made on unfavorable terms, which could adversely affect us. We could incur significant costs and liabilities in connection with the dispositions of any properties, including through indemnification protection we provide to purchasers, which could adversely affect us. We may also provide seller financing in connection with the disposition of certain properties. If any such properties fail to meet financial projections, perform poorly or decline in value, then the purchaser may not have sufficient funds to make required interest and principal payments due on such seller financing, which could adversely affect us.
The COVID-19 virus and remote working trends which began with the COVID-19 pandemic and are continuing have and may continue to materially adversely affect us, including by impacting overall office demand, the long-term value of our properties, our growth prospects, our results of operations and our financial condition.
Our business has been and is continuing to be impacted by the COVID-19 virus as well as tenant uncertainty regarding office space needs given evolving remote and hybrid working trends which began with the COVID-19 pandemic. The majority of our tenants’ employees are currently working at least in part remotely, with many businesses reassessing their long-term demand for office space, which could adversely affect our ability to successfully re-lease our properties, the lease terms we are able to negotiate and the long-term value of our office properties. In addition, any future outbreaks of variants of the COVID-19 virus, or another pandemic, may result in the renewed imposition by governmental authorities of stay-at-home orders, quarantines, closures and other restrictions that could materially and adversely affect us.
Overall, our business has experienced a significant reduction in leasing interest and activity as well as parking revenue when compared to pre-pandemic levels. As of December 31, 2022 and December 31, 2019, our comparable property portfolio was 82.8% and 91.5% leased, respectively. The duration of these business disruptions continues to be unknown at this time, and we currently are not able to estimate the full impact of the COVID-19 virus and remote working trends on our business. For the above reasons, the ongoing COVID-19 outbreak and remote working trends have and may continue to materially adversely affect us, including by impacting overall office demand, the long-term value of our properties, our growth prospects, our results of operations and our financial condition.
The failure of one or more of our tenants to pay rent due to market disruption, the COVID-19 virus outbreak, economic recession or for any other reason could materially and adversely affect us, including our results of operations.
Our performance depends on the financial condition of our tenants and their ability to fulfill their lease obligations. Overall market disruption and the COVID-19 virus have adversely affected some of our tenants’ businesses, and we cannot predict the impact on our results of operations. Such disruption could impact the markets in which our properties are located and exacerbate the risk that our tenants will not be able to meet their lease obligations.
Tenants with significant debt obligations may be unable to pay existing debt or rent payments as a result of COVID-19, rising interest rates, and/or suffer other hardships resulting from economic recession, which could result in tenant requests for rent relief arrangements, tenant default, and/or tenant bankruptcies. We would be harmed if one or more of our major tenants, or a number of our smaller tenants, were to experience financial difficulties, including bankruptcy, insolvency or a general downturn of business. As of December 31, 2022, our portfolio was comprised of four properties, and the failure of one or more of our tenants to pay all or a substantial portion of their rent obligations could materially and adversely affect us, including our results of operations. If any of our major tenants, or a significant number of our smaller tenants, were to stop paying rent or otherwise experience a downturn in their business, or a weakening of their financial condition, such an event could have a material adverse effect on our business and results of operations.

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
We may not decrease our general and administrative expenses proportionally with any reduction in the size of our portfolio, which could adversely affect us, including our results of operations.
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
As of December 31, 2022, we owned four office properties and, as a result, any events that negatively impact one or more of our properties, such as a natural disaster, could materially and adversely affect us, including our financial condition and results of operations.
We may be unable to renew leases, re-lease properties as leases expire or lease vacant spaces on favorable terms, which could materially and adversely affect us.
As of December 31, 2022, leases representing 10.5% of our portfolio square footage and 10.7% of our annualized rental revenue will expire by the end of 2023 and leases representing 28.3% of our portfolio square footage and 29.0% of our annualized rental revenue will expire by the end of 2024. For more information on how we calculate lease expirations, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Property Operations.” We expect that many of our current tenants will decline to renew their leases when they expire in 2023 and 2024, and other tenants may also decline to renew their leases. We also cannot assure you that any leases that are renewed will have terms as economically favorable as the expiring lease terms. If tenants do not renew their leases as they expire, we cannot provide any assurance that we will be able to find new tenants or that our properties will be re-leased at rental rates equal to or above the current rates in place. To retain tenants as leases expire and attract new tenants, we may be required to make significant capital investments in our properties and offer substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options. We may experience significant costs in connection with re-leasing our properties, which could materially and adversely affect us. Our inability to renew leases, re-lease properties as leases expire or lease vacant space on favorable terms could materially and adversely affect us.
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
High interest rates, inflation, increased regulation and political instability could lead to increased market volatility or recession, which could materially and adversely affect us.
Inflation is high, the Federal Reserve has imposed significant interest rate hikes, and interest rates may further increase in the near future. The Federal Reserve’s action, coupled with other macroeconomic factors, may trigger a recession in the United States, globally, or both. Current and potential tenants of our properties may be adversely impacted by inflation and rising interest rates, which could negatively impact current and prospective tenants’ ability to pay rent and as a result negatively impact the overall demand for our properties. Such adverse impacts on our tenants may cause increased vacancies, which may add pressure to lower rents and increase our re-leasing costs. Any such impacts may materially and adversely affect us. We may also encounter disruptions in one or more of the markets in which we operate due to increased regulation and political instability. Any of these factors could lead to increased market volatility or recession, the result of which could adversely impact our tenants, and, as a result, our occupancy rates, rental rates, rent collections, lease renewals, pursuit of new tenants and the overall value of our office properties, which could materially and adversely affect us.
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
Increased interest rates would increase our interest costs on any future debt we incur, which could adversely affect us.
The increase in interest rates could impact our ability to complete potential investments. In addition, to the extent we incur any debt in the future, including in connection with any potential investments, increased interest rates would cause our interest costs to be higher, which could adversely affect our cash flow, ability to pay principal and interest on debt, cost of refinancing debt when it becomes due and our ability to make distributions to our shareholders. Additionally, if we choose to hedge any interest rate risk, we cannot assure that any such hedge will be effective or that our hedging counterparty will meet its obligations to us. Increased interest rates also could adversely affect the value of our properties to the extent that it decreases the amount buyers may be willing to pay for our properties. As a result, increased interest rates, including any future increases in interest rates, could adversely affect us.
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
We periodically evaluate the recoverability of the carrying values of each of our properties. As part of this evaluation, we compare the current carrying value of the asset to the estimated undiscounted cash flows that are directly associated with the use and ultimate disposition of the asset. Our estimated cash flows are based on several key assumptions, including anticipated hold periods, assumptions regarding the residual value upon disposition, including the exit capitalization rate, rental rates, costs of tenant improvements, and leasing commissions. These key assumptions are subjective in nature and could differ materially from actual results. Additionally, circumstances may cause us to alter the hold period of an asset or asset group, which may result in an impairment loss and such loss could be material to the Company’s financial condition or operating performance. To the extent that the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over fair value. Any future impairment could materially and adversely affect us, including our results of operations in the period in which the charge is taken.
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
Some of our current or sold properties have been or may in the future be impacted by releases of hazardous substances or petroleum products. Such contamination may arise from a variety of sources, including historic uses of our properties for commercial or industrial purposes, spills of such materials at adjacent properties, or releases from tanks used on our or nearby properties to store petroleum or hazardous substances. Additionally, our tenants’ operations, current and former operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties, may have affected or may in the future affect the environmental condition of our properties.
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
We may be adversely affected by laws, regulations or other issues related to climate change, including the physical impacts of climate change on our properties.
The federal government and some of the states and localities in which our properties are located have enacted and may enact in the future certain climate change laws and regulations, including laws and regulations with respect to the regulation of carbon footprints and greenhouse gas emissions associated with buildings and “green” building codes. Although these laws and regulations have not had any known material adverse effects on our business to date, they could result in substantial costs, including compliance costs, increased energy costs, retrofit costs and construction costs, monitoring and reporting costs, and capital expenditures for environmental control facilities and other new equipment, as well as increasing (or making unavailable) property insurance on terms we find acceptable. Furthermore, our reputation could be negatively affected if we violate climate change laws or regulations. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our business, results of operations and financial condition. Also, the potential physical impacts of climate change itself on our properties are highly uncertain, and would be particular to the geographic circumstances in areas in which our properties are located. These may include changes in rainfall and storm patterns and intensities, resulting in flooding, wind damages, land erosion, droughts, wildfire risk and water shortages, rising sea levels, heatwaves and other changing temperatures. To the extent these events result in significant damage to or closure of any of our buildings, our operations and financial performance could be adversely affected through lost tenants and an inability to lease or re-lease the space. In addition, these events could result in significant expenses to restore or remediate a property, increases in fuel (or other energy) prices or a fuel shortage, and increases in the costs of insurance if they result in significant loss of property or other insurable damage. These impacts may adversely affect our business, financial condition and results of operations.
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
Any failure of one or more of our current or potential tenants to provide accurate or complete financial information could prevent us from identifying tenant problems that could materially and adversely affect us.
We rely on information from our current and potential tenants to evaluate tenants’ credit risk as well as for ongoing risk management. To the extent the procedures we use to evaluate a tenant’s credit risk are not sufficient, or a tenant fails to provide appropriate, accurate and complete financial information to us, our ability to identify tenant problems in a timely manner, or at all, could be adversely impacted. Such inability to identify current or potential tenants’ problems could materially and adversely affect us.
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
•the inability of tenants to pay rent;
•competition from the development of properties in the markets in which we own property and the quality of such competition, such as the attractiveness of our properties as compared to our competitors’ properties based on considerations such as convenience of location, rental rates, amenities and safety record;
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
We do not carry insurance for certain losses such as loss from riots, war or acts of God. For other potential losses relating to acts of terrorism, environmental liabilities, hurricanes, earthquakes and floods, we currently carry insurance but our insurance policies may contain limitations, including large deductibles, co-payments and general policy limits. We cannot provide any assurances that any losses we incur resulting from the COVID-19 virus or another pandemic will be covered by our insurance policies, and any such coverage may be subject to limitations. In the future, we may be unable to renew or duplicate our current insurance coverage at adequate levels or at reasonable prices or at all. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts, environmental liabilities, or other catastrophic events including hurricanes and floods, or, if offered, the expense of obtaining these types of insurance may not be justified. If an uninsured loss or a loss in excess of our insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property, but still remain obligated for certain financial obligations related to the property. If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. If we experience losses that are ultimately uninsured, it could materially and adversely affect us.
Local, state or national measures and regulations could restrict our ability to enforce tenants’ contractual rental obligations, which could materially and adversely affect us.
Local, state or national authorities may enact, expand or extend certain measures or regulations, in connection with, or wholly independent from, the COVID-19 virus or another pandemic. These measures or regulations include, by way of example, rent-freezes, eviction moratoria, rent control or rent stabilization efforts, or court closures, any of which could impose direct or indirect restrictions on our ability to enforce tenants’ contractual rental obligations, which could materially and adversely affect us.
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
If governmental authorities in the future seek to acquire part or all of our properties through eminent domain, we may not receive adequate compensation or recover costs associated with divesting the properties.
Government authorities, including federal and state governments as well as municipalities and other government subdivisions, may, in certain circumstances, seek to acquire part or all of our properties through eminent domain proceedings. While we may seek to contest these proceedings, such contests may be costly and could divert management’s attention away from our business, and there can be no assurance that a governmental authority will not succeed in acquiring part or all of our properties. In such event, there is a risk that we will not receive adequate compensation for the assets acquired.
Risks Related to Our Securities
We may not distribute any of our significant existing cash balances to shareholders, which could be viewed unfavorably by our shareholders and materially and adversely affect our share price.
Any distributions will be made at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant. We currently hold a significant amount of cash and cash equivalents ($2.6 billion as of December 31, 2022) which enables us to pursue investments and, as a result, we may elect not to distribute any of our existing cash to our shareholders. To the extent that our actual distributions are less than expected by investors, it could materially and adversely affect our share price.
A substantial portion of our assets is currently held in cash, which is subject to risk of loss and potentially decreasing rates of return, which could materially and adversely affect us, including limiting our growth.
As of December 31, 2022, we held $2.6 billion of cash and cash equivalents. We currently invest the majority of our cash in bank deposits with investment grade financial institutions. Nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation, or the FDIC. In addition, while interest rates have recently been increasing, the potential for their decline could adversely affect our results of operations. Therefore, our cash and any bank deposits or other investments that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value, interest rate risk, and liquidity risk.
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
Although we currently have opted out of certain provisions of Maryland law that otherwise could have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control, our Board of Trustees has the authority, without shareholder approval, to opt back into these provisions. If our Board of Trustees decides to opt back into these provisions, it could impede a change of control transaction that could provide the holders of our common shares with the opportunity to realize a premium over the then-prevailing market price of such shares, including:
•“business combination moratorium/fair price” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter imposes stringent fair price and super-majority shareholder voting requirements on these combinations; and
•“control share” provisions that provide that “control shares” of our company - defined as shares which, when aggregated with other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees - acquired in a “control share acquisition” - defined as the direct or indirect acquisition of ownership or control of “control shares” from a party other than the issuer - have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares, and are subject to redemption in certain circumstances.
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
We believe that we have been organized and have operated in a manner to allow us to qualify us to be taxed under the Code as a REIT. However, we cannot be certain that, upon review or audit, the IRS will agree with this conclusion. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for us to remain qualified as a REIT. We do not intend to request a ruling from the IRS as to our REIT qualification.
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
If we fail to qualify as a REIT for U.S. federal income tax purposes, and do not avail ourselves of certain savings provisions set forth in the Code, we likely would be subject to U.S. federal income tax at regular corporate rates. As a taxable corporation, we would not be allowed to take a deduction for distributions to shareholders in computing our taxable income or pass through long-term capital gains to individual shareholders at favorable rates. We also could be subject to increased state and local taxes. We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify unless the IRS were to grant us relief under certain statutory provisions. If we failed to qualify as a REIT, we likely would have to pay significant income taxes, which likely would reduce our net earnings available for investment or distribution to our shareholders. If we fail to qualify as a REIT, such failure may adversely affect our ability to raise capital and to service our debt. This likely would have a significant adverse effect on our earnings and the value of our securities. In addition, we would no longer be required to pay any distributions to shareholders. If we fail to qualify as a REIT for U.S. federal income tax purposes and are able to avail ourselves of one or more statutory savings provisions set forth in the Code in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.
We also own properties through a subsidiary entity which is intended to qualify as a REIT, and we may in the future use other structures that include REITs. The failure of any of such entities to qualify as a REIT could materially and adversely affect us.
Even if we qualify and remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.
Even if we qualify and remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. We are subject to U.S. federal and state income tax (and any applicable non-U.S. taxes) on the net income earned by our taxable REIT subsidiaries. Moreover, if we have net income from “prohibited transactions,” for example in connection with the dispositions of property held primarily for sale to customers in the ordinary course of business, that income will be subject to a 100% tax. Finally, some state and local jurisdictions may impose taxes, such as franchise taxes, on some of our income even though as a REIT we are not subject to U.S. federal income tax on that income because not all states and localities treat REITs the same way they are treated for U.S. federal income tax purposes. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our shareholders.
With less rental revenue, in order to comply with the 75% gross income test, we may be required to reduce interest payments on our investments in cash and cash equivalents, make qualifying investments in real estate assets that satisfy this test, contribute cash to our taxable REIT subsidiary which is subject to U.S. federal and state income tax, or take other steps which could adversely affect our cash flow.
One of the gross income requirements a REIT must satisfy each taxable year is that at least 75% of its gross income (excluding gross income from prohibited transactions and qualifying hedges) generally must be derived directly or indirectly from investments relating to real property or mortgages on real property. As of December 31, 2022, we had equity interests in four office properties and cash and cash equivalents of $2.6 billion. With a large cash balance and fewer income-producing real properties, we receive less rental revenue as a percentage of our total revenue. In order to comply with the 75% gross income test for each taxable year, we may be required to reduce interest payments on our investments in cash and cash equivalents, contribute cash to our taxable REIT subsidiary which is subject to U.S. federal and state income tax, or take other steps which could adversely affect our cash flow. We may also be required to invest some or all of our cash and cash equivalents in qualifying investments in real estate assets, including mortgages on real property and investments in assets that we do not control, and such investments may have more risks than investments in cash and cash equivalents.
Complying with REIT requirements may force us to forego and/or liquidate otherwise attractive investment opportunities.
To qualify as a REIT, we must ensure that we meet the REIT 75% and 95% gross income tests annually and that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries, or TRS, and no more than 25% of the value of our assets can be represented by debt instruments issued by “publicly offered REITs.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income, increasing our income tax liability, and reducing amounts available for distribution to our shareholders. In addition, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments (or, in some cases, forego the sale of such investments) that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make, and, in certain cases, maintain ownership of certain attractive investments.
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
From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. generally accepted accounting principles, or GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash or between the deduction of expenses and actual payment of those expenses may occur. If we do not have other funds available in these situations, we could be required to (i) borrow funds on unfavorable terms, (ii) sell investments at disadvantageous prices, (iii) distribute amounts that would otherwise be invested in future investments, or (iv) make a taxable distribution of our common shares as part of a distribution in which shareholders may elect to receive our common shares or (subject to a limit measured as a percentage of the total distribution) cash to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement. These alternatives could increase our costs or reduce our shareholders’ equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our shares.
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

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
General.    As of December 31, 2022, we had real estate investments totaling $408.1 million in four properties (eight buildings), that were leased to 100 tenants. We account for the operations of all our properties in one reporting segment. As of December 31, 2022, we owned the following real estate (dollars in thousands):

Property	State	Number of Buildings	Undepreciated Carrying Value	Depreciated Carrying Value	Annualized Rental Revenue(1)
1225 Seventeenth Street (17th Street Plaza)	CO	1	$175,914	$116,201	$29,062
1250 H Street, NW	DC	1	76,560	36,188	7,607
206 East 9th Street (Capitol Tower)	TX	1	52,466	40,128	7,837
Bridgepoint Square	TX	5	103,183	46,076	13,206
Total		8	$408,123	$238,593	$57,712
(1)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of December 31, 2022, plus estimated recurring expense reimbursements; excludes lease value amortization, straight-line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.
As of December 31, 2022, we did not have any properties encumbered by mortgage notes.

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

PART II
Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Our common shares are traded on the NYSE (symbol: EQC). As of February 6, 2023, there were 987 shareholders of record of our common shares. However, because many of our common shares are held by brokers and other institutions on behalf of shareholders, we believe that there are considerably more beneficial holders of our common shares than record holders.
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

In February 2022, 2021, and 2020, the number of earned awards for recipients of the Company’s restricted stock units and market-based LTIP Units granted in January 2019, 2018, and 2017, respectively, was determined. Pursuant to the terms of such awards, we paid one-time catch-up cash distributions to these recipients in the aggregate amounts of $1.5 million, $6.0 million, and $2.9 million, in February 2022, 2021, and 2020, respectively, for distributions to common shareholders and unitholders declared by our Board of Trustees during such awards’ performance measurement period.

The timing and amount of future distributions is determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, our results of operations, our financial condition, debt and equity capital available to us, our expectations of our future capital requirements and operating performance, including our FFO, our Normalized FFO, and our cash available for distribution, restrictive covenants in our financial or other contractual arrangements (including those in our senior notes indenture), tax law requirements to qualify for taxation as and to remain a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations and fund acquisitions. If our taxable income exceeds our net operating loss carryforwards, we will be required to make a distribution of at least 90% of our taxable income to maintain our qualification as a REIT. Whether we will make a distribution in 2023 and the timing of any such distribution remains uncertain. There can be no assurance that we will pay distributions in the future.

Issuer Repurchases

Common Share Repurchase Program

On March 1, 2021, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares through June 30, 2022, and on December 14, 2021, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares through December 31, 2022. On March 15, 2022, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares through June 30, 2023.

During the year ended December 31, 2022, we repurchased and retired 6,110,646 of our common shares at a weighted average dividend adjusted price of $24.64 per share, for a total investment of $155.5 million. As of December 31, 2022, we have $120.4 million of remaining availability under our share repurchase program, which is scheduled to expire on June 30, 2023.

The following table provides information with respect to the common share repurchases described above during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 2022	1,223,319	$23.99	1,223,319	$120,396,378
November 2022	—	$—	—	$120,396,378
December 2022	—	$—	—	$120,396,378
Total	1,223,319	$23.99	1,223,319	$120,396,378

Unregistered Sales of Securities

There were no unregistered sales of equity securities during the year ended December 31, 2022.

Performance Graph

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act or the Exchange Act that might incorporate SEC filings, in whole or in part, the following performance graph will not be incorporated by reference into any such filings.

The following graph compares the cumulative total shareholder return of our common shares for the period from December 31, 2017 to December 31, 2022, to the Nareit All REITs Index, Standard & Poor’s 500 Index (S&P 500 Index), and to the Nareit Equity Office Index over the same period. The graph assumes an investment of $100.00 in our common shares and each index and the reinvestment of all distributions. The shareholder return shown on the graph below is not indicative of future performance.

Total Return Performance
Equity Commonwealth
Nareit All REITs Index
S&P 500 Index
Nareit Equity Office Index
Index Value
200
150
100
50
0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

	Period Ended
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Equity Commonwealth	$100.00	$106.64	$129.91	$122.28	$116.09	$116.59
Nareit All REITs Index	$100.00	$95.90	$122.82	$115.62	$161.73	$121.13
S&P 500 Index	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
Nareit Equity Office Index	$100.00	$85.50	$112.36	$91.65	$111.81	$69.75
Source: S&P Global Market Intelligence

Item 6. Reserved

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OBJECTIVE

The objective of this section of this Annual Report on Form 10-K is to provide a discussion and analysis, from management’s perspective, of the material information necessary to assess our financial condition, results of operations, liquidity and cash flows for the year ended December 31, 2022. In addition, we have also included a discussion of any material events or uncertainties that we believe are reasonably likely to cause our 2022 financial results to not be indicative of future results. We also discuss potential business opportunities that we may pursue and the uncertainties associated with such pursuit. We have included an executive summary to identify what we believe are the more important items that affected our 2022 financial results, including both our business activities as well as events outside of our control. In addition to the executive summary, we encourage you to read the entire discussion in this section of our material financial and statistical data together with our consolidated financial statements and the accompanying notes that are included in Part IV, Item 15 of this Annual Report on Form 10-K. The full discussion analyzes in detail our financial condition, results of operations, liquidity and cash flows, including comparisons of our 2022 and 2021 financial results. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

OVERVIEW

We are an internally managed and self-advised REIT primarily engaged in the ownership and operation of office properties in the United States. We were formed in 1986 under Maryland law. The Company operates as an UPREIT, conducting substantially all of its activities through the Operating Trust. As of December 31, 2022, the Company beneficially owned 99.74% of the outstanding OP Units.

As of December 31, 2022, our portfolio consisted of four properties (eight buildings), with a combined 1.5 million square feet, and we had $2.6 billion of cash and cash equivalents.

We use leasing and occupancy metrics to evaluate the performance of our properties. We believe these metrics provide useful information to investors because they reflect the leasing activity and vacant space at the properties and may facilitate comparisons of our leasing and occupancy metrics with other REITs and real estate companies.

As of December 31, 2022, our overall portfolio was 82.8% leased. During the year ended December 31, 2022, we entered into leases for 205,000 square feet, including lease renewals for 96,000 square feet and new leases for 109,000 square feet.  Leases entered into during the year ended December 31, 2022, including both lease renewals and new leases, had weighted average cash rental rates that were approximately 0.3% higher than prior rental rates for the same space and weighted average GAAP rental rates that were approximately 3.8% higher than prior rental rates for the same space. The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatements, the magnitude and timing of contractual rent increases over the lease term, and the length of term for the newly executed leases compared to the prior leases. Percent change in GAAP and cash rents is a comparison of current rent, including estimated tenant expense reimbursements, if any, to the rent, including actual/projected tenant expense reimbursements, if any, last received for the same space on a GAAP and cash basis, respectively. Cash rent during the reporting period is calculated before deducting any initial period free rent.

On September 8, 2022, our Board of Trustees declared a special, one-time cash distribution of $1.00 per common share/unit to shareholders/unitholders of record on September 29, 2022. On October 18, 2022, we paid this distribution to such shareholders/unitholders in the aggregate amount of $111.0 million.

We have engaged CBRE to provide property management services. We pay CBRE a property-by-property management fee and may engage CBRE from time-to-time to perform project management services, such as coordinating and overseeing the completion of tenant improvements and other capital projects at the properties. We reimburse CBRE for certain expenses incurred in the performance of its duties, including certain personnel and equipment costs. For the years ended December 31, 2022 and 2021, we incurred expenses of $3.0 million and $3.0 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a percentage of the properties’ revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of December 31, 2022 and 2021, we had amounts payable pursuant to these services of $0.4 million and $0.3 million, respectively.

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

Following the termination of the merger agreement with Monmouth, we shifted our focus back to capital allocation and are continuing to evaluate investment opportunities. We are seeking to use the strength and liquidity of our balance sheet for investments in high-quality assets or businesses in a range of property types that offer a compelling risk-reward profile. We may also determine to sell, liquidate or otherwise exit our business if we believe doing so will maximize shareholder value.

Our business has been and is continuing to be impacted by economic uncertainty following the COVID-19 virus as well as tenant uncertainty regarding office space needs given the evolving remote and hybrid working trends. Many of our employees and the majority of our tenants’ employees are currently working at least in part remotely. Overall, our business has experienced a significant reduction in leasing interest and activity as well as parking revenue when compared to pre-pandemic levels. As of December 31, 2022 and December 31, 2019, our comparable property portfolio was 82.8% and 91.5% leased, respectively. The duration of these business disruptions continues to be unknown at this time, and we currently are not able to estimate the full impact of the COVID-19 virus and remote working trends on our business.

Property Operations

Leased occupancy data for 2022 and 2021 are as follows (square feet in thousands):

	All Properties		Comparable Properties(1)
	As of December 31,		As of December 31,
	2022	2021	2022	2021
Total properties	4	4	4	4
Total square feet	1,507	1,507	1,507	1,507
Percent leased(2)	82.8%	82.3%	82.8%	82.3%

(1)Based on properties owned continuously from January 1, 2020 through December 31, 2022.
(2)Percent leased is the percent of space subject to signed leases. Percent leased is disclosed to quantify the ratio of leased square feet to rentable square feet and we believe provides useful information as to the proportion of rentable square feet subject to a lease.

The weighted average lease term based on square feet for leases entered into during the year ended December 31, 2022 was 5.5 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for leases entered into during the year ended December 31, 2022 totaled $9.4 million, or $46.00 per square foot on average (approximately $8.43 per square foot per year of the lease term).

As of December 31, 2022, approximately 10.5% of our leased square feet and 10.7% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2023.  Renewal and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring in 2023, that have not been backfilled, are approximately market. Lease expirations by year, as of December 31, 2022, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring(1)	Leased Square Feet Expiring(2)	% of Leased Square Feet Expiring(2)	Cumulative % of Leased Square Feet Expiring(2)	Annualized Rental Revenue Expiring(3)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2023	15	132	10.5%	10.5%	$6,174	10.7%	10.7%
2024	17	222	17.8%	28.3%	10,552	18.3%	29.0%
2025	12	144	11.5%	39.8%	6,809	11.8%	40.8%
2026	9	72	5.8%	45.6%	3,730	6.5%	47.3%
2027	16	227	18.2%	63.8%	11,008	19.0%	66.3%
2028	11	126	10.1%	73.9%	4,946	8.6%	74.9%
2029	7	137	11.0%	84.9%	6,844	11.9%	86.8%
2030	6	87	7.0%	91.9%	3,140	5.4%	92.2%
2031	2	22	1.8%	93.7%	590	1.0%	93.2%
2032	1	32	2.5%	96.2%	1,877	3.3%	96.5%
Thereafter	4	47	3.8%	100.0%	2,042	3.5%	100.0%
	100	1,248	100.0%		$57,712	100.0%

Weighted average remaining lease term (in years):		4.2			4.1

(1)Tenants with leases expiring in multiple years are counted in each year they expire.
(2)Leased Square Feet as of December 31, 2022 includes space subject to leases that have commenced for revenue recognition purposes in accordance with GAAP, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants. The Leased Square Feet Expiring corresponds to the latest-expiring signed lease for a given suite. Thus, backfilled suites expire in the year stipulated by the new lease.
(3)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of December 31, 2022, plus estimated recurring expense reimbursements; excludes lease value amortization, straight-line rent adjustments, abated (free) rent periods and parking revenue.  We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

The principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of December 31, 2022, tenants representing 2.5% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant		Square Feet(1)	% of Total Leased Square Feet(1)	% of Annualized Rental Revenue(2)	Weighted Average Remaining Lease Term
1.	Equinor Energy Services, Inc.	80	6.4%	6.1%	1.0
2.	KPMG, LLP(3)	71	5.7%	5.3%	5.8
3.	Salesforce.com, Inc.	65	5.2%	5.2%	2.9
4.	Crowdstrike, Inc.(4)	36	2.9%	3.9%	1.8
5.	CBRE, Inc.	40	3.2%	3.6%	5.3
6.	RSM US LLP	32	2.6%	3.3%	9.4
7.	SonarSource US, Inc.	28	2.2%	3.0%	4.7
8.	Alden Torch Financial, LLC	34	2.7%	2.7%	4.2
9.	New York Life Insurance Company	32	2.6%	2.5%	2.5
10.	Comcast Cable Communications	30	2.4%	2.5%	4.0
11.	Wunderman Thompson, LLC	24	1.9%	2.5%	4.6
	Total	472	37.8%	40.6%	3.9

(1)Total Leased Square Feet as of December 31, 2022 includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants.
(2)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of December 31, 2022, plus estimated recurring expense reimbursements; excludes lease value amortization, straight-line rent adjustments, abated (free) rent periods and parking revenue.  We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.
(3)Approximately 7,000 square feet of KPMG, LLP’s space expiring in 2023 has been backfilled and will expire in 2034. The remaining 64,000 square feet expire in 2029.
(4)Subsequent to December 31, 2022, Crowdstrike, Inc.’s lease was amended to expand the square footage by approximately 11,000 square feet and extend the weighted average remaining term to 7.2 years. The expansion is expected to commence late in 2023.

RESULTS OF OPERATIONS

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Year Ended December 31,
	2022	2021	$ Change	% Change	2022	2021	2022	2021	$ Change	% Change
	(in thousands)
Rental revenue	$58,912	$54,787	4,125	7.5%	$(149)	$140	$58,763	$54,927	$3,836	7.0%
Other revenue	4,362	3,047	1,315	43.2%	15	28	4,377	3,075	1,302	42.3%
Operating expenses	(25,928)	(25,927)	(1)	—%	1,744	34	(24,184)	(25,893)	1,709	(6.6)%
Net operating income(3)	$37,346	$31,907	$5,439	17.0%	$1,610	$202	38,956	32,109	6,847	21.3%
Other expenses:
Depreciation and amortization							17,810	17,774	36	0.2%
General and administrative							30,378	37,444	(7,066)	(18.9)%
Total other expenses							48,188	55,218	(7,030)	(12.7)%
Interest and other income, net							46,945	6,800	40,145	590.4%
Gain on sale of properties, net							97	—	97	N/A
Income (loss) before income taxes							37,810	(16,309)	54,119	(331.8)%
Income tax expense							(453)	(120)	(333)	277.5%
Net income (loss)							37,357	(16,429)	53,786	(327.4)%
Net (income) loss attributable to noncontrolling interest							(94)	33	(127)	(384.8)%
Net income (loss) attributable to Equity Commonwealth							37,263	(16,396)	53,659	(327.3)%
Preferred distributions							(7,988)	(7,988)	—	—%
Net income (loss) attributable to Equity Commonwealth common shareholders							$29,275	$(24,384)	$53,659	(220.1)%
(1)Comparable properties consist of four properties we owned continuously from January 1, 2021 to December 31, 2022.
(2)Other properties consist of properties sold.
(3)We define net operating income, or NOI, as income from our real estate including lease termination fees received from tenants less our property operating expenses.  NOI excludes amortization of capitalized tenant improvement costs and leasing commissions and corporate level expenses.  For a discussion of why we consider NOI to be an appropriate supplemental measure to net income as well as a reconciliation of NOI to net income, the most directly comparable financial measure under GAAP reported on our consolidated financial statements, please see the section entitled “Liquidity and Capital Resources - Property Net Operating Income (NOI).”

Rental revenue. Rental revenue increased $3.8 million, or 7.0%, in the 2022 period, compared to the 2021 period, primarily due to the increase in rental revenue at the comparable properties. Rental revenue at the comparable properties increased $4.1 million, or 7.5%, in the 2022 period, compared to the 2021 period, primarily due to the $1.9 million collection of a previously reserved receivable, a $1.3 million increase in lease termination fees and a $0.8 million increase in escalations.

Other revenue. Other revenue, which primarily includes parking revenue, increased $1.3 million, or 42.3% in the 2022 period, compared to the 2021 period primarily due to an increase in parking demand.

Operating expenses. Operating expenses decreased $1.7 million, or 6.6%, in the 2022 period, compared to the 2021 period, primarily due to a $1.8 million real estate tax refund received at a sold property. Operating expenses at our comparable properties slightly increased in the 2022 period, compared to the 2021 period, primarily due to a $0.4 million increase in utilities, a $0.2 million increase in maintenance and repairs, a $0.2 million increase in cleaning expense and a $0.2 million increase in parking expense, partially offset by a $0.9 million decrease in real estate tax expense
General and administrative. General and administrative expenses decreased $7.1 million, or 18.9% in the 2022 period, compared to the 2021 period, primarily due to a $7.1 million decrease in compensation expenses primarily related to severance, a $0.3 million decrease in share-based compensation expenses and a $0.3 million decrease in payroll expense, partially offset by a $0.8 million increase in legal expense due to an internal restructuring.

Interest and other income, net. Interest and other income, net increased $40.1 million, or 590.4%, in the 2022 period, compared to the 2021 period, primarily due to more interest received from higher average interest rates, partially offset by lower average cash balances.

Gain on sale of properties, net. Gain on sale of properties, net of $0.1 million in the 2022 period relates to adjustments to prior period sales. We did not have any gain on sale of properties, net in the 2021 period.

Income tax expense. Income tax expense increased $0.3 million, or 277.5%, in the 2022 period, compared to the 2021 period, primarily due to an increase in federal income taxes at our taxable REIT subsidiary.

Net (income) loss attributable to noncontrolling interest. From 2017 through 2022, we granted LTIP Units to certain of our trustees and employees. Net (income) loss attributable to noncontrolling interest of $(0.1) million in the 2022 period and $33,000 in the 2021 period, relates to the allocation of (income) loss to the LTIP/OP Unit holders.

LIQUIDITY AND CAPITAL RESOURCES
 Our Operating Liquidity and Resources

As of December 31, 2022, we had $2.6 billion of cash and cash equivalents.  We expect to use our cash balances, cash flow from our operations and proceeds of any future property sales to fund our operations, make distributions, repurchase our common shares, make investments in properties or businesses, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

Our future cash flows from operating activities will depend on our ability to collect rent from our current tenants under their leases. Our ability to collect rent and generate parking revenue in the near term may continue to be adversely impacted by the market disruption caused by economic uncertainty following the COVID-19 virus as well as remote and hybrid working trends. We cannot predict the ultimate impact of the pandemic on our results of operations.

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

Net cash flows provided by (used in) operating, investing and financing activities were $65.0 million, $(3.5) million and $(280.3) million, respectively, for the year ended December 31, 2022, and $16.1 million, $(6.8) million and $(195.5) million, respectively, for the year ended December 31, 2021.  Changes in these three categories of our cash flows between 2022 and 2021 are primarily related to an increase in property net operating income, an increase in interest income as a result of higher average interest rates partially offset by lower average balances in 2022, repurchase of our common shares and distributions to common shareholders.

Our Investment and Financing Liquidity and Resources

On September 8, 2022, our Board of Trustees declared a special, one-time cash distribution of $1.00 per common share/unit to shareholders/unitholders of record on September 29, 2022. On October 18, 2022, we paid this distribution to such shareholders/unitholders in the aggregate amount of $111.0 million.

During the year ended December 31, 2022, we paid an aggregate of $8.0 million of distributions on our series D preferred shares.  On January 13, 2023, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on February 15, 2023 to shareholders of record on January 31, 2023.

During the year ended December 31, 2022, we repurchased and retired 6,110,646 of our common shares at a weighted average dividend adjusted price of $24.64 per share, for a total investment of $155.5 million. As of December 31, 2022, we have $120.4 million of remaining availability under our share repurchase program, which is scheduled to expire on June 30, 2023.

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

During the years ended December 31, 2022, 2021 and 2020 amounts capitalized at our properties, including properties sold, for tenant improvements, leasing costs and building improvements were as follows (amounts in thousands):

	Years Ended December 31,
	2022	2021	2020
Tenant improvements(1)	$3,405	$5,442	$9,598
Leasing costs(2)	2,899	1,498	2,097
Building improvements(3)	597	884	2,044

(1)Tenant improvements include capital expenditures to improve tenants’ spaces.
(2)Leasing costs include leasing commissions and related legal expenses.
(3)Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.

During the year ended December 31, 2022, commitments made for expenditures in connection with leasing space at our properties were as follows (dollar and square foot measures in thousands):

	New Leases	Renewals	Total
Square feet leased during the period	109	96	205
Tenant improvements and leasing commissions	$7,441	$1,999	$9,440
Tenant improvements and leasing commissions per square foot	$68.27	$20.82	$46.00
Weighted average lease term by square foot (years)(1)	7.0	3.7	5.5
Tenant improvements and leasing commissions per square foot per year of lease term	$9.73	$5.63	$8.43

(1)For renewal lease terms, if the existing rents of an original lease term are modified, the new term starts at the rent modification date. Weighted average lease term generally excludes renewal options.

Committed but unspent tenant related obligations are leasing commissions and tenant improvements. Based on existing leases as of December 31, 2022, committed but unspent tenant related obligations were $10.3 million.

Debt Covenants

We have no debt outstanding as of December 31, 2022, and, as a result, we have no debt covenants. We are also not rated by the debt rating agencies.

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

The following table provides a reconciliation of net income (loss) to FFO attributable to Equity Commonwealth common shareholders and unitholders and a reconciliation to Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders (in thousands):

	Years Ended December 31,
	2022	2021	2020
Reconciliation to FFO:
Net income (loss)	$37,357	$(16,429)	$452,093
Real estate depreciation and amortization	17,652	17,593	18,442
Gain on sale of properties, net	(97)	—	(446,744)
FFO attributable to Equity Commonwealth	54,912	1,164	23,791
Preferred distributions	(7,988)	(7,988)	(7,988)
FFO attributable to Equity Commonwealth common shareholders and unitholders	$46,924	$(6,824)	$15,803

Reconciliation to Normalized FFO:
FFO attributable to Equity Commonwealth common shareholders and unitholders	$46,924	$(6,824)	$15,803
Straight-line rent adjustments	238	(1,407)	340
Sold property expense included in interest and other income, net	—	(225)	515
Gain on early extinguishment of debt	—	—	(131)
Executive severance expense	—	7,107	—
Taxes related to property sales included in general and administrative	—	—	1,472
Taxes related to property sales, net included in income tax expense	—	—	130
Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders	$47,162	$(1,349)	$18,129

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

A reconciliation of NOI to net income (loss) for the years ended December 31, 2022, 2021 and 2020, is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Rental revenue	$58,763	$54,927	$62,134
Other revenue	4,377	3,075	4,144
Operating expenses	(24,184)	(25,893)	(28,858)
NOI	$38,956	$32,109	$37,420

NOI	$38,956	$32,109	$37,420
Depreciation and amortization	(17,810)	(17,774)	(19,329)
General and administrative	(30,378)	(37,444)	(33,233)
Interest and other income, net	46,945	6,800	21,228
Interest expense	—	—	(620)
Gain on early extinguishment of debt	—	—	131
Gain on sale of properties, net	97	—	446,744
Income (loss) before income taxes	37,810	(16,309)	452,341
Income tax expense	(453)	(120)	(248)
Net income (loss)	$37,357	$(16,429)	$452,093

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

We periodically evaluate our properties for possible impairments. Impairment indicators may include declining tenant occupancy, lack of progress releasing vacant space, tenant bankruptcies, low long-term prospects for improvement in property performance, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows to be generated from that property over our anticipated hold period. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. Projections of expected future operating cash flows require that we estimate future market rental revenue amounts subsequent to the expiration of current lease agreements, future property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and could result in the misstatement of the carrying value of our real estate assets and net income (loss).

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

RELATED PERSON TRANSACTIONS

For information about our related person transactions, see Note 14 of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2022 our internal control over financial reporting is effective.
Our internal control over financial reporting has been audited as of December 31, 2022 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-2.

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

101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

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

Dated: February 9, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities set forth below and on the dates indicated.

Signature	Title	Date
/s/ David A. Helfand	President and Chief Executive Officer (principal executive officer), Trustee	February 9, 2023
David A. Helfand

/s/ William H. Griffiths	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 9, 2023
William H. Griffiths

/s/ Andrew M. Levy	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 9, 2023
Andrew M. Levy

/s/ Sam Zell	Chairman of the Board of Trustees	February 9, 2023
Sam Zell

/s/ Ellen-Blair Chube	Trustee	February 9, 2023
Ellen-Blair Chube

/s/ Martin L. Edelman	Trustee	February 9, 2023
Martin L. Edelman

/s/ Peter Linneman	Trustee	February 9, 2023
Peter Linneman

/s/ Mary Jane Robertson	Trustee	February 9, 2023
Mary Jane Robertson

/s/ Gerald A. Spector	Trustee	February 9, 2023
Gerald A. Spector

/s/ James A. Star	Trustee	February 9, 2023
James A. Star

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Equity Commonwealth

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Equity Commonwealth (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 9, 2023 expressed an unqualified opinion thereon.

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
February 9, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Equity Commonwealth

Opinion on Internal Control Over Financial Reporting
We have audited Equity Commonwealth’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Equity Commonwealth (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Equity Commonwealth as of December 31, 2022 and 2021, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed at Item 15(a) and our report dated February 9, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Chicago, Illinois
February 9, 2023

EQUITY COMMONWEALTH
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2022	2021
ASSETS
Real estate properties:
Land	$44,060	$44,060
Buildings and improvements	364,063	362,042
	408,123	406,102
Accumulated depreciation	(169,530)	(156,439)
	238,593	249,663
Cash and cash equivalents	2,582,222	2,800,998
Rents receivable	16,009	15,549
Other assets, net	18,061	15,173
Total assets	$2,854,885	$3,081,383

LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$25,935	$19,762
Rent collected in advance	2,355	3,986
Distributions payable	2,863	2,365
Total liabilities	31,153	26,113
Commitments and contingencies
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6.50% cumulative convertible; 4,915,196 shares issued and outstanding, aggregate liquidation preference of $122,880	119,263	119,263
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 109,428,252 and 115,205,818 shares issued and outstanding, respectively	1,094	1,152
Additional paid in capital	3,979,566	4,128,656
Cumulative net income	3,835,815	3,798,552
Cumulative common distributions	(4,393,522)	(4,281,195)
Cumulative preferred distributions	(725,688)	(717,700)
Total shareholders’ equity	2,816,528	3,048,728
Noncontrolling interest	7,204	6,542
Total equity	2,823,732	3,055,270
Total liabilities and equity	$2,854,885	$3,081,383
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	December 31,
	2022	2021	2020
Revenues:
Rental revenue	$58,763	$54,927	$62,134
Other revenue	4,377	3,075	4,144
Total revenues	63,140	58,002	66,278
Expenses:
Operating expenses	24,184	25,893	28,858
Depreciation and amortization	17,810	17,774	19,329
General and administrative	30,378	37,444	33,233
Total expenses	72,372	81,111	81,420
Interest and other income, net	46,945	6,800	21,228
Interest expense (including net amortization of debt premiums and deferred financing fees of $—, $— and $(119), respectively)	—	—	(620)
Gain on early extinguishment of debt	—	—	131
Gain on sale of properties, net	97	—	446,744
Income (loss) before income taxes	37,810	(16,309)	452,341
Income tax expense	(453)	(120)	(248)
Net income (loss)	37,357	(16,429)	452,093
Net (income) loss attributable to noncontrolling interest	(94)	33	(799)
Net income (loss) attributable to Equity Commonwealth	37,263	(16,396)	451,294
Preferred distributions	(7,988)	(7,988)	(7,988)
Net income (loss) attributable to Equity Commonwealth common shareholders	$29,275	$(24,384)	$443,306

Weighted average common shares outstanding — basic	111,674	121,411	121,786
Weighted average common shares outstanding — diluted	112,825	121,411	126,606
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.26	$(0.20)	$3.64
Diluted	$0.26	$(0.20)	$3.56
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands, except share data)

	Equity Commonwealth Shareholders
	Number of Series D Preferred Shares	Series D Preferred Shares	Number of Common Shares	Common Shares	Additional Paid in Capital	Cumulative Net Income	Cumulative Common Distributions	Cumulative Preferred Distributions	Noncontrolling Interest	Total
Balance at December 31, 2019	4,915,196	$119,263	121,924,199	$1,219	$4,313,831	$3,363,654	$(3,851,666)	$(701,724)	$1,295	$3,245,872
Net income	—	—	—	—	—	451,294	—	—	799	452,093
Repurchase of shares	—	—	(711,000)	(7)	(20,862)	—	—	—	—	(20,869)
Surrender of shares for tax withholding	—	—	(184,068)	(2)	(6,026)	—	—	—	—	(6,028)
Share-based compensation	—	—	493,424	5	11,679	—	—	—	1,531	13,215
Contributions	—	—	—	—	—	—	—	—	1	1
Distributions	—	—	—	—	—	—	(432,002)	(7,988)	(1,099)	(441,089)
Redemption of noncontrolling interest	—	—	—	—	—	—	—	—	(31)	(31)
Adjustment for noncontrolling interest	—	—	—	—	(3,990)	—	—	—	3,990	—
Balance at December 31, 2020	4,915,196	119,263	121,522,555	1,215	4,294,632	3,814,948	(4,283,668)	(709,712)	6,486	3,243,164
Net loss	—	—	—	—	—	(16,396)	—	—	(33)	(16,429)
Repurchase of shares	—	—	(6,735,810)	(67)	(174,340)	—	—	—	—	(174,407)
Surrender of shares for tax withholding	—	—	(245,560)	(2)	(7,079)	—	—	—	—	(7,081)
Share-based compensation	—	—	664,633	6	14,555	—	—	—	881	15,442
Distributions	—	—	—	—	—	—	2,473	(7,988)	96	(5,419)
Adjustment for noncontrolling interest	—	—	—	—	888	—	—	—	(888)	—
Balance at December 31, 2021	4,915,196	119,263	115,205,818	1,152	4,128,656	3,798,552	(4,281,195)	(717,700)	6,542	3,055,270
Net income	—	—	—	—	—	37,263	—	—	94	37,357
Repurchase of shares	—	—	(6,110,646)	(61)	(155,649)	—	—	—	—	(155,710)
Surrender of shares for tax withholding	—	—	(160,506)	(2)	(4,158)	—	—	—	—	(4,160)
Share-based compensation	—	—	493,586	5	10,455	—	—	—	1,479	11,939
Contributions	—	—	—	—	—	—	—	—	1	1
Distributions	—	—	—	—	—	—	(112,327)	(7,988)	(650)	(120,965)
Adjustment for noncontrolling interest	—	—	—	—	262	—	—	—	(262)	—
Balance at December 31, 2022	4,915,196	$119,263	109,428,252	$1,094	$3,979,566	$3,835,815	$(4,393,522)	$(725,688)	$7,204	$2,823,732
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$37,357	$(16,429)	$452,093
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	15,230	15,235	16,162
Net amortization of debt premiums and deferred financing fees	—	—	(119)
Straight-line rental income	238	(1,407)	340
Other amortization	2,580	2,539	3,167
Amortization of right-of-use asset	—	—	767
Share-based compensation	11,939	15,442	13,215
Gain on early extinguishment of debt	—	—	(131)
Net gain on sale of properties	(97)	—	(446,744)
Change in assets and liabilities:
Rents receivable and other assets	(6,089)	81	(2,119)
Accounts payable, accrued expenses and other	5,513	(410)	(3,104)
Rent collected in advance	(1,631)	1,058	(199)
Net cash provided by operating activities	65,040	16,109	33,328

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(3,577)	(6,803)	(12,039)
Proceeds from sale of properties, net	97	—	655,291
Net cash (used in) provided by investing activities	(3,480)	(6,803)	643,252

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common shares	(159,870)	(181,488)	(26,897)
Payments on borrowings	—	—	(25,441)
Contributions from holders of noncontrolling interest	1	—	1
Distributions to common shareholders	(112,199)	(6,024)	(427,795)
Distributions to preferred shareholders	(7,988)	(7,988)	(7,988)
Distributions to holders of noncontrolling interest	(280)	(33)	(1,849)
Redemption of noncontrolling interest	—	—	(31)
Net cash used in financing activities	(280,336)	(195,533)	(490,000)

(Decrease) increase in cash, cash equivalents, and restricted cash	(218,776)	(186,227)	186,580
Cash, cash equivalents, and restricted cash at beginning of year	2,800,998	2,987,225	2,800,645
Cash, cash equivalents, and restricted cash at end of year	$2,582,222	$2,800,998	$2,987,225
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—	$843
Taxes paid (refunded), net	456	246	(1,444)

NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	934	509	986

NON-CASH FINANCING ACTIVITIES:
Distributions payable	$2,863	$2,365	$10,991
See accompanying notes.

EQUITY COMMONWEALTH

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization
Equity Commonwealth, or the Company, is a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland. Our business is primarily the ownership and operation of office properties in the United States.
The Company operates in an umbrella partnership real estate investment trust, or UPREIT, and conducts substantially all of its activities through EQC Operating Trust, a Maryland real estate investment trust, or the Operating Trust. The Company beneficially owned, 99.74% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust, or OP Units, as of December 31, 2022, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.
As of December 31, 2022, our portfolio consisted of four properties (eight buildings), with a combined 1.5 million square feet, and we had $2.6 billion of cash and cash equivalents. All numbers of properties, numbers of buildings and square feet are unaudited.
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

Note 2.  Summary of Significant Accounting Policies
Basis of Presentation.    The consolidated financial statements include our investments in 100% owned subsidiaries and majority owned subsidiaries that are controlled by us. References to we, us, our and the Company, refer to Equity Commonwealth and its consolidated subsidiaries as of December 31, 2022, unless the context indicates otherwise. All intercompany transactions and balances have been eliminated.
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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We review our properties for impairment quarterly, or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Impairment indicators may include our decision to dispose of an asset before the end of its estimated useful life, declining tenant occupancy, lack of progress releasing vacant space, tenant bankruptcies, low long-term prospects for improvement in property performance, weak or declining tenant profitability, and cash flow or liquidity. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. The determination of undiscounted cash flow includes consideration of many factors including income to be earned from the investment over our anticipated hold period, holding costs (exclusive of interest), estimated selling prices, and prevailing economic and market conditions. In the event that such expected undiscounted future cash flows do not exceed the carrying values, we estimate the fair value of the assets and record an impairment charge equal to the amount by which the carrying value exceeds the estimated fair value. Estimated fair values are calculated based on the following information, (i) recent third party estimates of market value, (ii) market prices for comparable properties, or (iii) the present value of future cash flows. During the years ended December 31, 2022, 2021 and 2020 we did not record any loss on asset impairment.

When we classify properties as held for sale, we discontinue the recording of depreciation expense and estimate their fair value less costs to sell. If we determine that the carrying value for these properties exceed their estimated fair value less costs to sell, we record a loss on asset impairment. As of December 31, 2022 and 2021, we did not have any properties classified as held for sale.
Certain of our real estate assets contain hazardous substances, including asbestos. We believe any asbestos in our buildings is contained in accordance with current regulations. If we remove the asbestos or renovate or demolish these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed. We do not believe that there are other environmental conditions or issues at any of our properties that have had or will have a material adverse effect on us. However, no assurances can be given that conditions or issues are not present at our properties or that costs we may be required to incur in the future to remediate contamination or comply with environmental, health and safety laws will not have a material adverse effect on our business or financial condition. As of December 31, 2022 and 2021, we did not have any accrued environmental remediation costs.
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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition.    Rental revenue from operating leases, which includes rent concessions (including free rent and other lease incentives) and scheduled increases in rental rates during the lease term, represents the lease component and is recognized on a straight-line basis over the life of the lease agreements. We defer the recognition of contingent rental income, such as percentage rents, until the specific targets that trigger the contingent rental income are achieved. Rental revenue also includes non-lease components such as property level operating expenses reimbursed by our tenants and other incidental revenues, which are recorded as expenses are incurred. We concluded that the timing and pattern of transfer for non-lease components and the associated lease component are the same. We determined that the predominant component was the lease component and we have elected to account for and present the lease component and non-lease component of our leases as a single component in Rental revenue in our consolidated statements of operations in accordance with FASB Topic 842.
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
Earnings Per Common Share.    Earnings per common share, or EPS, is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if our series D convertible preferred shares, our restricted share units, or RSUs, or beneficial interests in the Operating Trust, or LTIP Units, were converted into our common shares, which could result in a lower EPS amount. The effect of our series D convertible preferred shares on net income attributable to common shareholders is anti-dilutive for the years ended December 31, 2022 and 2021 and dilutive for the year ended December 31, 2020.
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
The Income Taxes Topic of the FASB ASC prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Deferred tax assets are recognized to the extent that it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.
Use of Estimates.    Preparation of these financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.

Note 3.  Real Estate Properties
Acquisitions and Expenditures
We did not make any acquisitions during the years ended December 31, 2022, 2021 or 2020.
During the years ended December 31, 2022, 2021, and 2020, we made improvements, excluding tenant-funded improvements, to our properties totaling $4.0 million, $6.3 million and $11.6 million, respectively.
We committed $9.4 million for expenditures related to 0.2 million square feet of leases executed during 2022. Committed but unspent tenant related obligations are leasing commissions and tenant improvements. Based on existing leases as of December 31, 2022, committed but unspent tenant related obligations were $10.3 million.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property Dispositions:

We did not sell any properties during the years ended December 31, 2022 and 2021.

During the year ended December 31, 2020, we sold the following properties, which did not represent strategic shifts under ASC Topic 205-20 (dollars in thousands):

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
(2)The sale represents an individually significant disposition. The operating results of this property are included in continuing operations for all periods presented through the date of sale. Net income (loss) related to this property was $8,000, $(14,000) and $193.4 million, of which $194.7 million related to the gain on sale, for the years ended December 31, 2022, 2021 and 2020, respectively.

Lease Payments

Our real estate properties are generally leased on gross lease and modified gross lease bases pursuant to non-cancelable, fixed term operating leases expiring between 2023 and 2035. These gross leases and modified gross leases require us to pay all or some property operating expenses and to provide all or some property management services. A portion of these property operating expenses are reimbursed by the tenants.

The future minimum lease payments, excluding tenant reimbursement revenue, scheduled to be received by us during the current terms of our leases as of December 31, 2022 are as follows (in thousands):

2023	$36,557
2024	33,006
2025	29,949
2026	26,332
2027	20,645
Thereafter	44,870
$191,359
Rental revenue consists of the following (in thousands):

	December 31,
	2022	2021	2020
Lease payments	$37,846	$36,461	$40,514
Variable lease payments	20,917	18,466	21,620
Rental revenue	$58,763	$54,927	$62,134

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Other Assets

Deferred Leasing Costs and Capitalized Lease Incentives

The following table summarizes our deferred leasing costs and capitalized lease incentives as of December 31, 2022, and 2021 (in thousands):

	December 31,
	2022	2021
Deferred leasing costs	$22,034	$20,781
Accumulated amortization	(11,320)	(10,387)
Deferred leasing costs, net	$10,714	$10,394

Capitalized lease incentives	$3,352	$2,752
Accumulated amortization	(1,873)	(1,446)
Capitalized lease incentives, net	$1,479	$1,306

Future amortization of deferred leasing costs, included in amortization expense, and capitalized lease incentives, included in rental revenues, to be recognized by us during the current terms of our leases as of December 31, 2022 are approximately (in thousands):

	Deferred Leasing Costs	Capitalized Lease Incentives
2023	$2,838	$400
2024	2,011	269
2025	1,595	214
2026	1,400	208
2027	1,078	162
Thereafter	1,792	226
	$10,714	$1,479

Note 5.  Indebtedness
We have no debt outstanding as of December 31, 2022, and, as a result, we have no debt covenants. We are also not rated by the debt rating agencies.
Mortgage Notes Payable:

As of July 5, 2020, we repaid at par $25.1 million of mortgage debt at 206 East 9th Street and recognized a gain on early extinguishment of debt of $0.1 million for the year ended December 31, 2020 from the write off of an unamortized premium, net of prepayment fees and the write off of unamortized deferred financing fees.

Note 6.  Shareholders’ Equity

Common Share Issuances:

See Note 9 for information regarding equity issuances related to share-based compensation.

Common Share Repurchases:

On August 24, 2015, our Board of Trustees approved a common share repurchase program. On March 10, 2020, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares over the twelve month period following the date of authorization. In March 2021, this share repurchase authorization expired. On March 1, 2021, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares through

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2022, and on December 14, 2021, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares through December 31, 2022. On March 15, 2022, our Board of Trustees authorized the repurchase of up to an additional $150.0 million of our outstanding common shares through June 30, 2023.

During the year ended December 31, 2022, we repurchased and retired 6,110,646 of our common shares at a weighted average dividend adjusted price of $24.64 per share, for a total investment of $155.5 million. During the year ended December 31, 2021, we repurchased and retired 6,735,810 of our common shares at a weighted average price of $25.85 per share, for a total investment of $174.1 million. During the year ended December 31, 2020, we repurchased and retired 711,000 of our common shares at a weighted average price of $29.31 per share, for a total investment of $20.8 million. The share repurchases in 2022 and 2020 discussed in this paragraph were completed prior to the special, one-time cash distributions in each of those years, which were in the amount of $1.00 and $3.50 per common share/unit paid on October 18, 2022 and October 20, 2020, respectively. As of December 31, 2022, we have $120.4 million of remaining availability under our share repurchase program, which is scheduled to expire on June 30, 2023.

During the years ended December 31, 2022, 2021 and 2020, certain of our employees and former employees surrendered 160,506, 245,560 and 184,068 common shares owned by them, respectively, to satisfy their statutory tax withholding obligations in connection with the vesting of such common shares pursuant to our equity compensation plans.

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

In February 2022, 2021, and 2020, the number of earned awards for recipients of the Company’s restricted stock units and market-based LTIP Units granted in January 2019, 2018, and 2017, respectively, was determined. Pursuant to the terms of such awards, we paid one-time catch-up cash distributions to these recipients in the aggregate amounts of $1.5 million, $6.0 million, and $2.9 million, in February 2022, 2021, and 2020, respectively, for distributions to common shareholders and unitholders declared by our Board of Trustees during such awards’ performance measurement period.

The following characterizes distributions paid per common share for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Ordinary income	99.07%	—%	0.15%
Return of capital	0.93%	—%	—%
Capital gain(1)	—%	—%	82.60%
Unrecaptured Section 1250 gain	—%	—%	17.25%
	100.00%	—%	100.00%

(1)The 2020 capital gain distribution amounts are comprised entirely of long-term capital gain determined under Section 1231 of the Code, which amounts are excluded from Section 1061 of the Code. Accordingly, for purposes of Section 1061 of the Code and the Treasury Regulations thereunder, the Company makes the following disclosures that the “One Year Amounts Disclosure” and the “Three Year Amounts Disclosure” are $0.

Series D Preferred Shares:
Each of our 4,915,196 series D cumulative convertible preferred shares accrue dividends of $1.625, or 6.50% per annum of the liquidation amount, payable in equal quarterly payments. Our series D preferred shares are convertible, at the holder’s option, into our common shares at a conversion rate of 0.6846 common shares per series D preferred share, which is equivalent

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to a conversion price of $36.52 per common share, or 3,364,943 additional common shares at December 31, 2022. The conversion rate changed from 0.6585 to 0.6846 common shares per series D preferred share effective September 30, 2022 as a result of the common share distribution declared by our Board of Trustees in 2022. The conversion rate changed from 0.5813 to 0.6585 common shares per series D preferred share effective October 2, 2020 as a result of the common share distribution declared by our Board of Trustees in 2020.
If our common shares trade at or above the then applicable conversion price, we may, at our option, convert some or all of the series D preferred shares into common shares at the then applicable conversion rate. If a fundamental change occurs, which generally will be deemed to occur upon a change in control or a termination of trading of our common shares (or other equity securities into which our series D preferred shares are then convertible), holders of our series D preferred shares will have a special right to convert their series D preferred shares into a number of our common shares per $25.00 liquidation preference, plus accrued and unpaid distributions, divided by 98% of the average closing market price of our common shares for a specified period before such event is effective, unless we exercise our right to repurchase these series D preferred shares for cash, at a purchase price equal to 100% of their liquidation preference, plus accrued and unpaid distributions. The issuance of a large number of common shares as a result of the exercise of this conversion right after a fundamental change may have a dilutive effect on net income attributable to Equity Commonwealth common shareholders per share for future periods. As of December 31, 2022, we had 4,915,196 outstanding series D preferred shares that were convertible into 3,364,943 of our common shares.

Preferred Share Distributions:

Under our governing documents and Maryland law, distributions to our shareholders are to be authorized and declared by our Board of Trustees. In 2022, our Board of Trustees declared distributions on our series D preferred shares to date as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
January 11, 2022	January 28, 2022	February 15, 2022	$0.40625
April 11, 2022	April 29, 2022	May 16, 2022	$0.40625
July 14, 2022	July 29, 2022	August 15, 2022	$0.40625
October 14, 2022	October 31, 2022	November 15, 2022	$0.40625

The following characterizes distributions paid per preferred share for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Ordinary income	100.00%	—%	0.15%
Return of capital	—%	100.00%	—%
Capital gain(1)	—%	—%	82.60%
Unrecaptured Section 1250 gain	—%	—%	17.25%
	100.0%	100.0%	100.00%

(1)The 2020 capital gain distribution amounts are comprised entirely of long-term capital gain determined under Section 1231 of the Code, which amounts are excluded from Section 1061 of the Code. Accordingly, for purposes of Section 1061 of the Code and the Treasury Regulations thereunder, the Company makes the following disclosures that the “One Year Amounts Disclosure” and the “Three Year Amounts Disclosure” are $0.

Note 7.  Noncontrolling Interest

Noncontrolling interest represents the portion of the OP Units not beneficially owned by the Company. The ownership of an OP Unit and a common share of beneficial interest have essentially the same economic characteristics. Distributions with respect to OP Units will generally mirror distributions with respect to the Company’s common shares. Unitholders (other than the Company) generally have the right, commencing six months from the date of issuance of such OP Units, to cause the Operating Trust to redeem their OP Units in exchange for cash or, at the option of the Company, common shares of the Company on a one-for-one basis. As sole trustee, the Company has the sole discretion to elect whether the redemption right

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

will be satisfied by the Company in cash or the Company’s common shares. As a result, the Noncontrolling interest is classified as permanent equity. As of December 31, 2022, the portion of the Operating Trust not beneficially owned by the Company is in the form of OP Units and LTIP Units (see Note 9 for a description of LTIP Units). LTIP Units may be subject to additional vesting requirements.

The following table presents the changes in Equity Commonwealth’s issued and outstanding common shares and units for the year ended December 31, 2022:

	Common Shares	OP Units and LTIP Units	Total
Outstanding at January 1, 2022	115,205,818	247,217	115,453,035
Repurchase and surrender of shares	(6,271,152)	—	(6,271,152)
Share-based compensation grants and vesting, net of forfeitures	493,586	32,675	526,261
Outstanding at December 31, 2022	109,428,252	279,892	109,708,144
Noncontrolling ownership interest in the Operating Trust			0.26%
The carrying value of the Noncontrolling interest is allocated based on the number of OP Units and LTIP Units in proportion to the number of OP Units and LTIP Units plus the number of common shares. We adjust the Noncontrolling interest balance at the end of each period to reflect the noncontrolling partners’ interest in the net assets of the Operating Trust. Net income is allocated to the Noncontrolling interest in the Operating Trust based on the weighted average ownership percentage during the period. Equity Commonwealth’s weighted average ownership interest in the Operating Trust was 99.75%, 99.80% and 99.82%, respectively, for the years ended December 31, 2022, 2021 and 2020.

Note 8.  Income Taxes

Our provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
State and local	$(103)	$(120)	$(248)
Federal	(350)	—	—
Income tax expense	$(453)	$(120)	$(248)

During the years ended December 31, 2022, 2021 and 2020, we recorded benefit (expense) of $0.0 million, $0.1 million and $(0.1) million, respectively, related to uncertain tax positions, as part of our income tax provision.
A reconciliation of our effective tax rate and the U.S. Federal statutory income tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Taxes at statutory U.S. federal income tax rate	21.00%	21.00%	21.00%
Dividends paid deduction and net operating loss utilization	(21.00)%	(21.00)%	(21.00)%
Federal taxes	0.93%	—%	—%
State and local income taxes	0.27%	(0.74)%	0.05%
Effective tax rate	1.20%	(0.74)%	0.05%
On August 31, 2022, the Company completed an internal restructuring intended to comply with Section 351 of the Internal Revenue Code. As a result, the Operating Trust recognized an $82.0 million taxable gain for federal income tax purposes. The gain was distributed by the Company and has no impact on the Company’s provision for income taxes for the year ended December 31, 2022.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2022 and 2021, we had federal net operating loss, or NOL, carryforwards of $29 million and $29 million, respectively. These amounts can be used to offset future taxable income, if any. The REIT will be entitled to utilize NOL carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. NOLs arising in taxable years ending before January 1, 2018 can generally be carried forward 20 years, with no carryforward limitation on NOLs generated after that date. NOL carryforwards of $18 million expire in 2037 and NOL carryforwards of $11 million never expire.

Note 9. Share-Based Compensation
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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

2022 Equity Award Activity

On January 26, 2022, the Compensation Committee approved grants in the aggregate amount of 29,071 time-based LTIP Units, 59,024 market-based LTIP Units at target (147,117 market-based LTIP Units at maximum) 92,573 restricted shares and 187,951 RSUs at target (468,468 RSUs at maximum) to the Company’s officers, certain employees, and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2021. The restricted shares and time-based LTIP Units were valued at $25.50 per share/unit, the closing price of our common shares on the New York Stock Exchange, or the NYSE, on the grant date.

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

During the year ended December 31, 2022, 382,993 RSUs vested, and, as a result, we issued 382,993 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations (see Note 6).

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

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2021, 523,662 RSUs vested, and, as a result, we issued 523,662 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations (see Note 6). Additionally, 81,434 market-based LTIP Units vested and converted into OP Units (see Note 7).

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
During the year ended December 31, 2020, 388,615 RSUs vested, and, as a result, we issued 388,615 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations (see Note 6). Additionally, 84,754 market-based LTIP Units vested and converted into OP Units (see Note 7).

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Outstanding Equity Awards

The table below presents a summary of restricted share, RSU and LTIP Unit activity for the years ended December 31, 2022, 2021 and 2020:

	Number of Restricted Shares and Time-Based LTIP Units	Weighted Average Grant Date Fair Value	Number of RSUs and Market-Based LTIP Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	400,314	$29.95	2,003,175	$15.57
Granted	136,356	32.47	532,243	16.12
Vested	(149,103)	29.65	(473,369)	15.79
Not earned(1)	—	—	(97,131)	15.97
Forfeited(2)	(1,879)	31.41	—	—
Outstanding at December 31, 2020	385,688	$31.52	1,964,918	$15.65
Granted	144,672	28.06	619,750	15.19
Vested	(188,990)	30.99	(605,096)	15.31
Not earned(1)	—	—	—	—
Forfeited	—	—	—	—
Outstanding at December 31, 2021	341,370	$30.35	1,979,572	$15.61
Granted	143,268	25.84	615,585	14.09
Vested	(125,958)	30.15	(382,993)	15.46
Not earned(1)	—	—	(358,692)	15.91
Forfeited	—	—	—	—
Outstanding at December 31, 2022	358,680	$28.62	1,853,472	$15.13
(1) The table presents the maximum number of shares issued or issuable from outstanding equity awards. RSUs and market-based LTIP Units not earned are the shares market-based award recipients do not receive based on the performance measurement completed at the end of the performance period.
(2) Restricted shares forfeited as a result of a resignation of an independent Trustee in November 2020.
The 358,680 unvested restricted shares and time-based LTIP Units as of December 31, 2022 are scheduled to vest as follows: 116,288 shares/units in 2023, 100,840 shares/units in 2024, 81,947 shares/units in 2025 and 59,605 shares/units in 2026. As of December 31, 2022, the estimated future compensation expense for all unvested restricted shares and time-based LTIP Units was $5.0 million. Compensation expense for the restricted share and time-based LTIP Units is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares and time-based LTIP Units is approximately 2.3 years.
As of December 31, 2022, the estimated future compensation expense for all unvested RSUs and market-based LTIP Units was $10.9 million. The weighted average period over which the future compensation expense will be recorded for the RSUs and market-based LTIP Units is approximately 2.1 years.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The assumptions and fair values for the RSUs and market-based LTIP Units granted for the years ended December 31, 2022, 2021 and 2020 are included in the following table on a per share and unit basis.

	2022	2021	2020
Fair value of RSUs and market-based LTIP Units granted at the target amount	$35.11	$37.87	$40.17
Fair value of RSUs and market-based LTIP Units granted at the maximum amount	$14.09	$15.19	$16.12
Expected term (years)	4	4	4
Expected volatility	17.04%	16.99%	12.39%
Expected dividend yield	—%	—%	—%
Risk-free rate	1.39%	0.17%	1.41%
During the years ended December 31, 2022, 2021 and 2020, we recorded $11.9 million, $15.4 million and $13.2 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our Trustees, officers, eligible consultants and employees related to our equity compensation plans. Compensation expense recorded during the years ended December 31, 2022, 2021 and 2020 includes $0.4 million, $3.5 million and $17,000, respectively, of accelerated vesting due to staffing reductions. Forfeitures are recognized as they occur. At December 31, 2022, 1,126,571 shares/units remain available for issuance under the 2015 Incentive Plan.

Note 10.  Defined Contribution Plan

We have a defined contribution plan that covers employees meeting eligibility requirements. We match 100% of the first 3% of compensation that an employee elects to defer plus 50% of compensation that an employee elects to defer exceeding 3% but not exceeding 5%, subject to a maximum of $8,000. The Company’s matching contribution vests immediately. The Company's contributions were $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 11.  Fair Value of Assets and Liabilities

As of December 31, 2022 and 2021, we do not have any assets or liabilities measured at fair value.

Financial Instruments

Our financial instruments include our cash and cash equivalents. At December 31, 2022 and 2021, the fair value of these financial instruments was not different from their carrying values.

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable. As of December 31, 2022, no single tenant of ours is responsible for more than 10% of our consolidated revenues.

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator for earnings per common share - basic:
Net income (loss)	$37,357	$(16,429)	$452,093
Net (income) loss attributable to noncontrolling interest	(94)	33	(799)
Preferred distributions	(7,988)	(7,988)	(7,988)
Numerator for net income (loss) per share - basic	$29,275	$(24,384)	$443,306

Numerator for earnings per common share - diluted:
Net income (loss)	$37,357	$(16,429)	$452,093
Net (income) loss attributable to noncontrolling interest	(94)	33	(799)
Preferred distributions	(7,988)	(7,988)	—
Numerator for net income (loss) per share - diluted	$29,275	$(24,384)	$451,294

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic(1)	111,674	121,411	121,786
RSUs(2)	970	—	1,508
LTIP Units(3)	181	—	75
Series D preferred shares; 6.50% cumulative convertible	—	—	3,237
Weighted average number of common shares outstanding - diluted	112,825	121,411	126,606

Net income (loss) per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.26	$(0.20)	$3.64
Diluted	$0.26	$(0.20)	$3.56

Anti-dilutive securities(4):
Effect of Series D preferred shares; 6.50% cumulative convertible	3,365	3,237	—
Effect of RSUs(2)	—	549	—
Effect of LTIP Units	—	84	119
Effect of OP Units(5)	276	208	102

(1) The years ended December 31, 2022, 2021 and 2020, include 105, 256, and 157 weighted-average, unvested, earned RSUs, respectively.
(2) Represents the weighted-average number of common shares that would have been issued if the year-end was the measurement date for unvested, unearned RSUs.
(3) Represents the weighted-average dilutive shares issuable from LTIP Units if the year-end was the measurement date for the periods shown.
(4) The Series D preferred shares are excluded from the diluted earnings per share calculation for the years ended December 31, 2022 and 2021 because including the Series D preferred shares would also require that the preferred distributions be added back to net income, resulting in anti-dilution. The RSUs and market-based LTIP Units are excluded from the

EQUITY COMMONWEALTH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

diluted earnings per share calculation for the year ended December 31, 2021, because including them results in anti-dilution.
(5) Beneficial interests in the Operating Trust.

Note 13.  Segment Information

Our primary business is the ownership and operation of office properties, and we currently have one reportable segment. One hundred percent of our revenues for the year ended December 31, 2022 were from office properties.

Note 14.  Related Person Transactions

The following discussion includes a description of our related person transactions for the years ended December 31, 2022, 2021 and 2020.

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

In December 2020, we entered into an amendment to the 20th/21st Floor Office Lease extending the lease term for one year, through December 31, 2021, with no renewal options. The lease payment for the extended term was $0.3 million. In December 2021, we entered into a second amendment to the 20th/21st Floor Office Lease extending the lease term for one year, through December 31, 2022, with no renewal options. The lease payment for the second extended term was $0.4 million. In December 2022, we entered into a third amendment to the 20th/21st Floor Office Lease extending the lease term for one year, through December 31, 2023, with no renewal options. The lease payment for the third extended term is $0.4 million.

During the years ended December 31, 2022, 2021 and 2020, we recognized expense of $0.4 million, $0.3 million and $0.9 million, respectively, pursuant to the 20th/21st Floor Office Lease and the related storage lease. The future minimum lease payments scheduled to be paid by us during the term of this lease as of December 31, 2022 are $0.4 million in 2023. As of December 31, 2022 and 2021, we did not have any amounts due to Two North Riverside Plaza Joint Venture Limited Partnership pursuant to the 20th/21st Floor Office Lease.

Note 15.  Subsequent Events

Preferred Share Distribution

On January 13, 2023, we announced that our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on February 15, 2023 to shareholders of record on January 31, 2023.

EQUITY COMMONWEALTH
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
(dollars in thousands)

			Initial Cost to Company				Cost Amount Carried at Close of Period
Property	City	State	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition, Net	Impairment/Write Downs	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
1225 Seventeenth Street	Denver	CO	$22,400	$110,090	$46,971	$(3,547)	$22,400	$153,514	$175,914	$59,713	6/24/2009	1982
1250 H Street, NW	Washington	DC	5,975	53,778	21,490	(4,683)	5,975	70,585	76,560	40,372	6/23/1998	1992
206 East 9th Street	Austin	TX	7,900	38,533	7,743	(1,710)	7,900	44,566	52,466	12,338	5/31/2012	1984
Bridgepoint Square	Austin	TX	7,785	70,526	28,950	(4,078)	7,785	95,398	103,183	57,107	12/5/1997	1986;1996; 1997
			$44,060	$272,927	$105,154	$(14,018)	$44,060	$364,063	$408,123	$169,530

S-1

EQUITY COMMONWEALTH
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
(dollars in thousands)

Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at January 1, 2020	$662,121	$202,700
Additions	11,642	15,275
Disposals	(272,053)	(74,656)
Balance at December 31, 2020	401,710	143,319
Additions	6,326	15,054
Disposals	(1,934)	(1,934)
Balance at December 31, 2021	406,102	156,439
Additions	4,002	15,072
Disposals	(1,981)	(1,981)
Balance at December 31, 2022	$408,123	$169,530

(1)Excludes value of real estate intangibles. Aggregate cost for federal income tax purposes is $478,202.
(2)Depreciation is calculated using the straight-line method over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property.

S-2