Form 10-Q
period 2023-03-31
Equity Commonwealth
filed 2023-05-04
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of May 1, 2023:  109,701,592.

EQUITY COMMONWEALTH

FORM 10-Q

March 31, 2023

EXPLANATORY NOTE

References in this Quarterly Report on Form 10-Q to the “Company,” “EQC,” “we,” “us” or “our,” refer to Equity Commonwealth and its consolidated subsidiaries as of March 31, 2023, unless the context indicates otherwise.

i

PART I.      Financial Information

Item 1.         Financial Statements.
EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	March 31, 2023	December 31, 2022
		(audited)
ASSETS
Real estate properties:
Land	$44,060	$44,060
Buildings and improvements	364,155	364,063
	408,215	408,123
Accumulated depreciation	(171,379)	(169,530)
	236,836	238,593
Cash and cash equivalents	2,128,688	2,582,222
Rents receivable	15,606	16,009
Other assets, net	18,194	18,061
Total assets	$2,399,324	$2,854,885

LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$19,642	$25,935
Rent collected in advance	2,815	2,355
Distributions payable	7,795	2,863
Total liabilities	30,252	31,153

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6.50% cumulative convertible; 4,915,196 shares issued and outstanding, aggregate liquidation preference of $122,880	119,263	119,263
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 109,701,592 and 109,428,252 shares issued and outstanding, respectively	1,097	1,094
Additional paid in capital	3,976,643	3,979,566
Cumulative net income	3,858,500	3,835,815
Cumulative common distributions	(4,866,401)	(4,393,522)
Cumulative preferred distributions	(727,685)	(725,688)
Total shareholders’ equity	2,361,417	2,816,528
Noncontrolling interest	7,655	7,204
Total equity	2,369,072	2,823,732
Total liabilities and equity	$2,399,324	$2,854,885
See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Rental revenue	$14,226	$15,840
Other revenue	1,350	846
Total revenues	15,576	16,686
Expenses:
Operating expenses	7,256	4,533
Depreciation and amortization	4,310	4,412
General and administrative	8,555	8,002
Total expenses	20,121	16,947
Interest and other income, net	28,376	1,574
Income before income taxes	23,831	1,313
Income tax expense	(1,080)	(8)
Net income	22,751	1,305
Net income attributable to noncontrolling interest	(66)	(3)
Net income attributable to Equity Commonwealth	22,685	1,302
Preferred distributions	(1,997)	(1,997)
Net income (loss) attributable to Equity Commonwealth common shareholders	$20,688	$(695)

Weighted average common shares outstanding — basic	109,720	113,740
Weighted average common shares outstanding — diluted	111,300	113,740
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.19	$(0.01)
Diluted	$0.19	$(0.01)

Distributions declared per common share	$4.25	$—

See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands, except share data)
(unaudited)

	Equity Commonwealth Shareholders
	Number of Series D Preferred Shares	Series D Preferred Shares	Number of Common Shares	Common Shares	Additional Paid in Capital	Cumulative Net Income	Cumulative Common Distributions	Cumulative Preferred Distributions	Noncontrolling Interest	Total
Balance at January 1, 2023	4,915,196	$119,263	109,428,252	$1,094	$3,979,566	$3,835,815	$(4,393,522)	$(725,688)	$7,204	$2,823,732
Net income	—	—	—	—	—	22,685	—	—	66	22,751
Surrender of shares for tax withholding	—	—	(134,193)	(1)	(3,394)	—	—	—	—	(3,395)
Share-based compensation	—	—	407,533	4	2,654	—	—	—	330	2,988
Distributions	—	—	—	—	—	—	(472,879)	(1,997)	(2,128)	(477,004)
Adjustment for noncontrolling interest	—	—	—	—	(2,183)	—	—	—	2,183	—
Balance at March 31, 2023	4,915,196	$119,263	109,701,592	$1,097	$3,976,643	$3,858,500	$(4,866,401)	$(727,685)	$7,655	$2,369,072

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

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,751	$1,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,719	3,776
Straight-line rental income	279	10
Other amortization	591	636
Share-based compensation	2,988	3,176
Change in assets and liabilities:
Rents receivable and other assets	(662)	(1,265)
Accounts payable, accrued expenses and other	(7,018)	(4,468)
Rent collected in advance	460	(254)
Net cash provided by operating activities	23,108	2,916

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(1,175)	(650)
Cash used in investing activities	(1,175)	(650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common shares	(3,395)	(77,877)
Contributions from holders of noncontrolling interest	—	1
Distributions to common shareholders	(468,232)	(1,462)
Distributions to preferred shareholders	(1,997)	(1,997)
Distributions to holders of noncontrolling interest	(1,843)	—
Net cash used in financing activities	(475,467)	(81,335)

Decrease in cash and cash equivalents	(453,534)	(79,069)
Cash and cash equivalents at beginning of period	2,582,222	2,800,998
Cash and cash equivalents at end of period	$2,128,688	$2,721,929
See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes refunded, net	$(9)	$(12)

NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$1,710	$703

NON-CASH FINANCING ACTIVITIES:
Distributions payable	$7,795	$514
See accompanying notes.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business

Equity Commonwealth, or the Company, is a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland. Our business is primarily the ownership and operation of office properties in the United States.

The Company operates in an umbrella partnership real estate investment trust, or UPREIT, and conducts substantially all of its activities through EQC Operating Trust, a Maryland real estate investment trust, or the Operating Trust. The Company beneficially owned 99.68% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust, or OP Units, as of March 31, 2023, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.

At March 31, 2023, our portfolio consisted of four properties (eight buildings), with a combined 1.5 million square feet, and we had $2.1 billion of cash and cash equivalents.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of EQC have been prepared without audit.  Certain information and footnote disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are appropriate.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K, or our Annual Report, for the year ended December 31, 2022.  Capitalized terms used, but not defined in this Quarterly Report, have the same meanings as in our Annual Report.

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

Note 3.  Real Estate Properties

During the three months ended March 31, 2023 and 2022, we made improvements, excluding tenant-funded improvements, to our properties totaling $2.0 million and $0.8 million, respectively.

Property Dispositions:

We did not sell any properties during the three months ended March 31, 2023 or 2022.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Lease Payments

Rental revenue consists of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Lease payments	$9,067	$10,103
Variable lease payments	5,159	5,737
Rental revenue	$14,226	$15,840

Note 4.  Shareholders’ Equity

Common Share Issuances:

See Note 7 for information regarding equity issuances related to share-based compensation.

Common Share Repurchases:

We did not repurchase any common shares under our share repurchase program during the three months ended March 31, 2023. As of March 31, 2023, we had $120.4 million of remaining availability under our share repurchase program, which is scheduled to expire on June 30, 2023.

During the three months ended March 31, 2023 and 2022, certain of our employees and former employees surrendered 134,193 and 159,566 common shares owned by them, respectively, to satisfy their statutory tax withholding obligations in connection with the vesting of such common shares pursuant to our equity compensation plans.

Common Share and Unit Distributions:

On February 13, 2023, our Board of Trustees declared a special, one-time cash distribution of $4.25 per common share/unit to shareholders/unitholders of record on February 23, 2023. On March 9, 2023, we paid this distribution to such shareholders/unitholders in the aggregate amount of $468.3 million.

In February 2023, the number of earned awards for recipients of the Company’s restricted stock units and market-based LTIP units granted in January 2020 was determined. Pursuant to the terms of such awards, we paid one-time catch-up cash distributions to these recipients in the aggregate amount of $1.8 million, for distributions to common shareholders and unitholders declared by our Board of Trustees during such awards’ performance measurement period.

Series D Preferred Shares:
Our series D preferred shares are convertible, at the holder’s option, into our common shares at a conversion rate of 0.8204 common shares per series D preferred share, which is equivalent to a conversion price of $30.47 per common share, or 4,032,427 additional common shares at March 31, 2023. The conversion rate changed from 0.6846 to 0.8204 common shares per series D preferred share effective February 24, 2023 as a result of the common share distribution declared by our Board of Trustees in 2023.

Preferred Share Distributions:

In 2023, our Board of Trustees declared distributions on our series D preferred shares to date as follows:

Declaration Date	Record Date	Payment Date	Series D Dividend Per Share
January 13, 2023	January 31, 2023	February 15, 2023	$0.40625
April 13, 2023	April 28, 2023	May 15, 2023	$0.40625

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5.  Noncontrolling Interest

Noncontrolling interest represents the portion of the OP Units not beneficially owned by the Company. The ownership of an OP Unit and a common share of beneficial interest have essentially the same economic characteristics. Distributions with respect to OP Units will generally mirror distributions with respect to the Company’s common shares. Unitholders (other than the Company) generally have the right, commencing six months from the date of issuance of such OP Units, to cause the Operating Trust to redeem their OP Units in exchange for cash or, at the option of the Company, common shares of the Company on a one-for-one basis. As sole trustee, the Company has the sole discretion to elect whether the redemption right will be satisfied by the Company in cash or the Company’s common shares. As a result, the Noncontrolling interest is classified as permanent equity. As of March 31, 2023, the portion of the Operating Trust not beneficially owned by the Company is in the form of OP Units and LTIP Units (see Note 7 for a description of LTIP Units). LTIP Units may be subject to additional vesting requirements.

The following table presents the changes in Equity Commonwealth’s issued and outstanding common shares and units for the three months ended March 31, 2023:

	Common Shares	OP Units and LTIP Units	Total
Outstanding at January 1, 2023	109,428,252	279,892	109,708,144
Repurchase and surrender of shares	(134,193)	—	(134,193)
Share-based compensation grants and vesting, net of forfeitures	407,533	75,745	483,278
Outstanding at March 31, 2023	109,701,592	355,637	110,057,229
Noncontrolling ownership interest in the Operating Trust			0.32%
The carrying value of the Noncontrolling interest is allocated based on the number of OP Units and LTIP Units in proportion to the number of OP Units and LTIP Units plus the number of common shares. We adjust the Noncontrolling interest balance at the end of each period to reflect the noncontrolling partners’ interest in the net assets of the Operating Trust. Net income is allocated to the Noncontrolling interest in the Operating Trust based on the weighted average ownership percentage during the period. Equity Commonwealth’s weighted average ownership interest in the Operating Trust was 99.70% for the three months ended March 31, 2023.

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

Our provision for income taxes consists of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Current:
State and local	$(30)	$(8)
Federal	(1,050)	—
Income tax expense	$(1,080)	$(8)

Federal income tax expense in the 2023 period relates to federal income taxes at our taxable REIT subsidiary.

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

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
2023 Equity Award Activity

During the three months ended March 31, 2023, 274,739 RSUs vested, and, as a result, we issued 274,739 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations (see Note 4).
On January 26, 2023, the Compensation Committee approved grants in the aggregate amount of 132,794 restricted shares and 269,609 RSUs at target (672,000 RSUs at maximum) to the Company’s officers, certain employees, and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2022. The restricted shares were valued at $25.61 per share, the closing price of our common shares on the New York Stock Exchange, or the NYSE, on the grant date. The assumptions and fair value for the RSUs granted during the three months ended March 31, 2023 are included in the following table on a per share basis.

2023
Fair value of market-based awards granted	$36.51
Expected term (years)	4
Expected volatility	18.47%
Risk-free rate	3.84%

2022 Equity Award Activity

During the three months ended March 31, 2022, 382,606 RSUs vested, and, as a result, we issued 382,606 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations.
On January 26, 2022, the Compensation Committee approved grants in the aggregate amount of 29,071 time-based LTIP Units, 59,024 market-based LTIP Units at target (147,117 market-based LTIP Units at maximum), 92,573 restricted shares and 187,951 RSUs at target (468,468 RSUs at maximum) to the Company’s officers, certain employees, and to Mr. Zell, the Chairman of our Board of Trustees, as part of their compensation for fiscal year 2021. The restricted shares and time-based LTIP Units were valued at $25.50 per share/unit, the closing price of our common shares on the NYSE on the grant date. The RSUs and market-based LTIP Units were valued at $35.11 per share/unit, their fair value on the grant date.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Outstanding Equity Awards
As of March 31, 2023, the estimated future compensation expense for all unvested restricted shares and time-based LTIP Units was $7.5 million. Compensation expense for the restricted share and time-based LTIP Unit awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares and time-based LTIP Units is approximately 2.9 years.
As of March 31, 2023, the estimated future compensation expense for all unvested RSUs and market-based LTIP Units was $18.6 million. The weighted average period over which the future compensation expense will be recorded for the RSUs and market-based LTIP Units is approximately 2.6 years.
During the three months ended March 31, 2023 and 2022, we recorded $3.0 million and $3.2 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our trustees, employees and an eligible consultant related to our equity compensation plans. Compensation expense recorded during the three months ended March 31, 2023 and 2022 includes $0 and $0.3 million, respectively, of accelerated vesting due to staffing reductions. Forfeitures are recognized as they occur. At March 31, 2023, 457,988 shares/units remain available for issuance under the Equity Commonwealth 2015 Omnibus Incentive Plan, as amended.

Note 8.  Fair Value of Assets and Liabilities

As of March 31, 2023, we do not have any assets or liabilities measured at fair value.

Financial Instruments

Our financial instruments include our cash and cash equivalents.  At March 31, 2023 and December 31, 2022, the fair value of these financial instruments was not different from their carrying values.

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable. As of March 31, 2023, no single tenant of ours is responsible for more than 10% of our consolidated revenues.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator for earnings per common share - basic:
Net income	$22,751	$1,305
Net income attributable to noncontrolling interest	(66)	(3)
Preferred distributions	(1,997)	(1,997)
Numerator for net income (loss) per share - basic	$20,688	$(695)

Numerator for earnings per common share - diluted:
Net income	$22,751	$1,305
Net income attributable to noncontrolling interest	(66)	(3)
Preferred distributions	(1,997)	(1,997)
Numerator for net income (loss) per share - diluted	$20,688	$(695)

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic(1)	109,720	113,740
RSUs(2)	1,433	—
LTIP Units(3)	147	—
Weighted average number of common shares outstanding - diluted	111,300	113,740

Net income (loss) per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.19	$(0.01)
Diluted	$0.19	$(0.01)

Anti-dilutive securities(4):
Effect of Series D preferred shares; 6.50% cumulative convertible	4,032	3,237
Effect of RSUs(2)	—	357
Effect of LTIP Units(3)	—	148
Effect of OP Units(5)	324	223

(1) The three months ended March 31, 2023 and 2022, include 113 and 162 weighted-average, unvested, earned RSUs, respectively.
(2) Represents the weighted-average number of common shares that would have been issued if the quarter-end was the measurement date for unvested, unearned RSUs.
(3) Represents the weighted-average dilutive shares issuable from LTIP Units if the quarter-end was the measurement date for the periods shown.
(4) These securities are excluded from the diluted earnings per share calculation for one or more of the periods presented because including them results in anti-dilution.
(5) Beneficial interests in the Operating Trust.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10.  Segment Information

Our primary business is the ownership and operation of office properties, and we currently have one reportable segment.  One hundred percent of our revenues for the three months ended March 31, 2023 were from office properties.

Note 11.  Related Person Transactions

The following discussion includes a description of our related person transactions for the three months ended March 31, 2023 and 2022.

Two North Riverside Plaza Joint Venture Limited Partnership: In December 2021, we entered into a second amendment to a July 20, 2015 lease with Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Mr. Zell, our Chairman, to occupy office space on the twentieth and twenty-first floors of Two North Riverside Plaza in Chicago, Illinois (20th/21st Floor Office Lease). The second amendment extended the lease term for one year, through December 31, 2022, with no renewal options. The lease payment for the second extended term was $0.4 million. In December 2022, we entered into a third amendment to the 20th/21st Floor Office Lease extending the lease term for one year, through December 31, 2023, with no renewal options. The lease payment for the third extended term is $0.4 million.

During the three months ended March 31, 2023 and 2022, we recognized expense of $0.1 million and $0.1 million, respectively, pursuant to the 20th/21st Floor Office Lease. As of March 31, 2023 and December 31, 2022, we did not have any amounts due to Two North Riverside Plaza Joint Venture Limited Partnership pursuant to the 20th/21st Floor Office Lease.

Note 12.  Subsequent Events

Preferred Share Distribution

On April 13, 2023, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on May 15, 2023 to shareholders of record on April 28, 2023.

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

OVERVIEW

We are an internally managed and self-advised REIT primarily engaged in the ownership and operation of office properties in the United States. We were formed in 1986 under Maryland law. The Company operates as an UPREIT, conducting substantially all of its activities through the Operating Trust. As of March 31, 2023, the Company beneficially owned 99.68% of the outstanding OP Units.

At March 31, 2023, our portfolio consisted of four properties (eight buildings), with a combined 1.5 million square feet, and we had $2.1 billion of cash and cash equivalents.

We use leasing and occupancy metrics to evaluate the performance of our properties. We believe these metrics provide useful information to investors because they reflect the leasing activity and vacant space at the properties and may facilitate comparisons of our leasing and occupancy metrics with other REITs and real estate companies.

As of March 31, 2023, our overall portfolio was 81.6% leased. During the three months ended March 31, 2023, we entered into leases for 60,000 square feet, including a lease renewal for 37,000 square feet and new leases for 23,000 square feet. The renewal lease entered into during the three months ended March 31, 2023 had cash and GAAP rental rates that were approximately 4.8% higher and 16.8% higher, respectively, compared to prior rental rates for the same space, and new leases entered into during the three months ended March 31, 2023 had cash and GAAP rental rates that were approximately 1.5% higher and 8.9% higher, respectively, compared to prior rental rates for the same space. The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatements, the magnitude and timing of contractual rent increases over the lease term, and the length of term for the newly executed leases compared to the prior leases. Percent change in GAAP and cash rents is a comparison of current rent, including estimated tenant expense reimbursements, if any, to the rent, including actual/projected tenant expense reimbursements, if any, last received for the same space on a GAAP and cash basis, respectively. Cash rent during the reporting period is calculated before deducting any initial period free rent.

On February 13, 2023, our Board of Trustees declared a special, one-time cash distribution of $4.25 per common share/unit to shareholders/unitholders of record on February 23, 2023. On March 9, 2023, we paid this distribution to such shareholders/unitholders in the aggregate amount of $468.3 million.

We have engaged CBRE, Inc., or CBRE, to provide property management services. We pay CBRE a property-by-property management fee and may engage CBRE from time-to-time to perform project management services, such as coordinating and overseeing the completion of tenant improvements and other capital projects at the properties. We reimburse CBRE for certain expenses incurred in the performance of its duties, including certain personnel and equipment costs. For the three months ended March 31, 2023 and 2022, we incurred expenses of $0.8 million and $0.8 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a percentage of the properties’ revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of March 31, 2023 and December 31, 2022, we had amounts payable pursuant to these services of $0.3 million and $0.4 million, respectively.

We are focusing our efforts on capital allocation as we continue to evaluate investment opportunities. We are seeking to use the strength and liquidity of our balance sheet for investments in high-quality assets or businesses in a range of property types that offer a compelling risk-reward profile. We may also determine to sell, liquidate or otherwise exit our business if we believe doing so will maximize shareholder value.

Our business has been and is continuing to be impacted by economic uncertainty following the COVID-19 virus as well as tenant uncertainty regarding office space needs given the evolving remote and hybrid working trends. Many of our employees and the majority of our tenants’ employees are currently working at least in part remotely. Overall, our business has experienced a significant reduction in leasing interest and activity as well as parking revenue when compared to pre-pandemic levels. As of March 31, 2023 and December 31, 2019, our comparable property portfolio was 81.6% and 91.5% leased, respectively. The duration of these business disruptions continues to be unknown at this time, and we currently are not able to estimate the full impact of the COVID-19 virus and remote working trends on our business.

Property Operations

Leased occupancy data for 2023 and 2022 are as follows (square feet in thousands):

	All Properties		Comparable Properties(1)
	As of March 31,		As of March 31,
	2023	2022	2023	2022
Total properties	4	4	4	4
Total square feet	1,507	1,507	1,507	1,507
Percent leased(2)	81.6%	83.3%	81.6%	83.3%

(1)Based on properties owned continuously from January 1, 2022 through March 31, 2023.
(2)Percent leased is the percent of space subject to signed leases. Percent leased is disclosed to quantify the ratio of leased square feet to rentable square feet and we believe it provides useful information as to the proportion of rentable square feet subject to a lease.

The weighted average lease term based on square feet for leases entered into during the three months ended March 31, 2023 was 5.8 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for the leases entered into during the three months ended March 31, 2023 totaled $3.9 million, or $64.87 per square foot on average (approximately $11.22 per square foot per year of the lease term).

As of March 31, 2023, approximately 7.4% of our leased square feet and 7.4% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2023.  Renewal and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring for the remainder of 2023, that have not been backfilled, are approximately market. Lease expirations by year, as of March 31, 2023, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring(1)	Leased Square Feet Expiring(2)	% of Leased Square Feet Expiring(2)	Cumulative % of Leased Square Feet Expiring(2)	Annualized Rental Revenue Expiring(3)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2023	12	91	7.4%	7.4%	$4,200	7.4%	7.4%
2024	16	185	15.0%	22.4%	8,205	14.5%	21.9%
2025	12	146	11.9%	34.3%	7,008	12.5%	34.4%
2026	9	72	5.9%	40.2%	3,567	6.3%	40.7%
2027	16	227	18.5%	58.7%	11,012	19.5%	60.2%
2028	11	126	10.2%	68.9%	5,916	10.5%	70.7%
2029	7	137	11.1%	80.0%	6,964	12.3%	83.0%
2030	7	145	11.8%	91.8%	5,325	9.4%	92.4%
2031	2	22	1.8%	93.6%	607	1.1%	93.5%
2032	1	32	2.6%	96.2%	1,908	3.4%	96.9%
Thereafter	4	47	3.8%	100.0%	1,730	3.1%	100.0%
	97	1,230	100.0%		$56,442	100.0%

Weighted average remaining lease term (in years):		4.3			4.2

(1)Tenants with leases expiring in multiple years are counted in each year they expire.
(2)Leased Square Feet as of March 31, 2023 includes space subject to leases that have commenced for revenue recognition purposes in accordance with GAAP, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants. The Leased Square Feet Expiring corresponds to the latest-expiring signed lease for a given suite. Thus, backfilled suites expire in the year stipulated by the new lease.
(3)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of March 31, 2023, plus estimated recurring expense reimbursements; excludes lease value amortization, straight-line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

The principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of March 31, 2023, tenants representing 2.5% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant		Square Feet(1)	% of Total Leased Square Feet(1)	% of Annualized Rental Revenue(2)	Weighted Average Remaining Lease Term
1.	Equinor Energy Services, Inc.	80	6.5%	6.0%	0.8
2.	Salesforce.com, Inc.	65	5.3%	5.5%	2.7
3.	KPMG, LLP	64	5.2%	5.0%	6.2
4.	Crowdstrike, Inc.	48	3.9%	3.7%	6.9
5.	CBRE, Inc.	40	3.3%	3.7%	5.0
6.	RSM US LLP	32	2.6%	3.4%	9.2
7.	SonarSource US, Inc.	28	2.3%	3.0%	4.4
8.	Alden Torch Financial, LLC	34	2.8%	2.8%	3.9
9.	Wunderman Thompson, LLC	24	2.0%	2.5%	4.3
10.	Shiseido Americas Corporation	21	1.7%	2.5%	6.6
	Total	436	35.6%	38.1%	4.5

(1)Total Leased Square Feet as of March 31, 2023 includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants.
(2)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of March 31, 2023, plus estimated recurring expense reimbursements; excludes lease value amortization, straight-line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.
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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Three Months Ended March 31,
	2023	2022	$ Change	% Change	2023	2022	2023	2022	$ Change	% Change
	(dollars in thousands)
Rental revenue	$14,226	$15,989	$(1,763)	(11.0)%	$—	$(149)	$14,226	$15,840	$(1,614)	(10.2)%
Other revenue	1,343	836	507	60.6%	7	10	1,350	846	504	59.6%
Operating expenses	(7,253)	(6,371)	(882)	13.8%	(3)	1,838	(7,256)	(4,533)	(2,723)	60.1%
Net operating income(3)	$8,316	$10,454	$(2,138)	(20.5)%	$4	$1,699	8,320	12,153	(3,833)	(31.5)%
Other expenses:
Depreciation and amortization							4,310	4,412	(102)	(2.3)%
General and administrative							8,555	8,002	553	6.9%
Total other expenses							12,865	12,414	451	3.6%
Interest and other income, net							28,376	1,574	26,802	1,702.8%
Income before income taxes							23,831	1,313	22,518	1,715.0%
Income tax expense							(1,080)	(8)	(1,072)	13,400.0%
Net income							22,751	1,305	21,446	1,643.4%
Net income attributable to noncontrolling interest							(66)	(3)	(63)	2,100.0%
Net income attributable to Equity Commonwealth							22,685	1,302	21,383	1,642.3%
Preferred distributions							(1,997)	(1,997)	—	—%
Net income (loss) attributable to Equity Commonwealth common shareholders							$20,688	$(695)	$21,383	(3,076.7)%

(1)Comparable properties consist of four properties we owned continuously from January 1, 2022 to March 31, 2023.

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

Rental revenue. Rental revenue decreased $1.6 million, or 10.2%, in the 2023 period, compared to the 2022 period, primarily due to the decrease in rental revenue at the comparable properties. Rental revenue at the comparable properties decreased $1.8 million, or 11.0%, in the 2023 period, compared to the 2022 period, primarily due to the $1.9 million collection of a previously reserved receivable in 2022. Excluding the collection of the previously reserved receivable, rental revenue at the comparable properties increased $0.1 million, or 1.0%, in the 2023 period, compared to the 2022 period.

Other revenue. Other revenue, which primarily includes parking revenue, increased $0.5 million, or 59.6%, in the 2023 period, compared to the 2022 period, primarily due to an increase in parking demand.

Operating expenses. Operating expenses increased $2.7 million, or 60.1% in the 2023 period, compared to the 2022 period, primarily due to a $1.8 million real estate tax refund received at a sold property in 2022. Operating expenses increased $0.9 million, or 13.8%, at the comparable properties in the 2023 period, compared to the 2022 period, primarily due to a $0.6 million increase in pre-leasing demolition costs, a $0.1 million increase in cleaning expenses and a $0.1 million increase in utilities.

General and administrative. General and administrative expenses increased $0.6 million, or 6.9% in the 2023 period, compared to the 2022 period, primarily due to a $0.3 million increase in legal expenses, a $0.3 million increase in payroll taxes primarily due to refunds received in 2022, a $0.2 million increase in bonus expense, and a $0.1 million increase in share-based compensation expenses, partially offset by a $0.5 million decrease in compensation expenses related to severance in 2022.

Interest and other income, net. Interest and other income, net increased $26.8 million in the 2023 period, compared to the 2022 period, primarily due to more interest received from higher average interest rates, partially offset by lower average cash balances.

Income tax expense. Income tax expense increased $1.1 million in the 2023 period, compared to the 2022 period, primarily due to an increase in federal income taxes at our taxable REIT subsidiary.

Net income attributable to noncontrolling interest. From 2017 through 2022, we granted LTIP Units to certain of our trustees and employees. Net income attributable to noncontrolling interest of $0.1 million in the 2023 period and $(3,000) in the 2022 period relates to the allocation of income to the LTIP/OP Unit holders.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As of March 31, 2023, we had $2.1 billion of cash and cash equivalents.  We expect to use our cash balances, cash flow from our operations and proceeds of any future property sales to fund our operations, make distributions, repurchase our common shares, make investments in properties or businesses, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

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

Net cash flows provided by (used in) operating, investing and financing activities were $23.1 million, $(1.2) million and $(475.5) million, respectively, for the three months ended March 31, 2023, and $2.9 million, $(0.7) million and $(81.3) million, respectively, for the three months ended March 31, 2022.  Changes in these three categories of our cash flows between 2023 and 2022 are primarily related to an increase in interest income as a result of higher average interest rates partially offset by lower average balances in 2023, repurchase of our common shares and distributions to common shareholders.

Our Investment and Financing Liquidity and Resources

On February 13, 2023, our Board of Trustees declared a special, one-time cash distribution of $4.25 per common share/unit to shareholders/unitholders of record on February 23, 2023. On March 9, 2023, we paid this distribution to such shareholders/unitholders in the aggregate amount of $468.3 million.

During the three months ended March 31, 2023, we paid an aggregate of $2.0 million of distributions on our series D preferred shares.  On April 13, 2023, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on May 15, 2023 to shareholders of record on April 28, 2023.

We did not repurchase any common shares under our share repurchase program during the three months ended March 31, 2023. As of March 31, 2023, we had $120.4 million of remaining availability under our share repurchase program, which is scheduled to expire on June 30, 2023.

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

During the three months ended March 31, 2023 and 2022, amounts capitalized at our properties for tenant improvements, leasing costs and building improvements were as follows (amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Tenant improvements(1)	$1,757	$579
Leasing costs(2)	1,162	590
Building improvements(3)	195	265

(1)Tenant improvements include capital expenditures to improve tenants’ spaces.
(2)Leasing costs include leasing commissions and related legal expenses.
(3)Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.

During the three months ended March 31, 2023, commitments made for expenditures in connection with leasing space at our properties were as follows (dollar and square foot measures in thousands):

	New Leases	Renewals	Total
Square feet leased during the period	23	37	60
Tenant improvements and leasing commissions	$1,715	$2,170	$3,885
Tenant improvements and leasing commissions per square foot	$74.56	$58.65	$64.87
Weighted average lease term by square foot (years)(1)	6.5	5.3	5.8
Tenant improvements and leasing commissions per square foot per year of lease term	$11.50	$11.00	$11.22

(1)For renewal lease terms, if the existing rents of an original lease term are modified, the new term starts at the rent modification date. Weighted average lease term generally excludes renewal options.

NON-GAAP MEASURES

Funds from Operations (FFO) and Normalized FFO

We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or Nareit. Nareit defines FFO as net income, calculated in accordance with GAAP, excluding real estate depreciation and amortization, gains (or losses) from sales of depreciable property, impairment of depreciable real estate, and our portion of these items related to equity investees and noncontrolling interests.  Our calculation of Normalized FFO differs from Nareit’s definition of FFO because we exclude certain items that we view as nonrecurring or impacting comparability from period to period.  We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, net income attributable to Equity Commonwealth common shareholders and cash flow from operating activities.

We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs.  FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income (loss) attributable to Equity Commonwealth common shareholders or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  These measures should be considered in conjunction with net income, net income (loss) attributable to Equity Commonwealth common shareholders and cash flow from operating activities as presented in our condensed consolidated statements of operations and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.
The following table provides a reconciliation of net income to FFO attributable to Equity Commonwealth common shareholders and unitholders and a reconciliation to Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders (in thousands):

	Three Months Ended March 31,
	2023	2022
Reconciliation to FFO:
Net income	$22,751	$1,305
Real estate depreciation and amortization	4,299	4,373
FFO attributable to Equity Commonwealth	27,050	5,678
Preferred distributions	(1,997)	(1,997)
FFO attributable to Equity Commonwealth common shareholders and unitholders	$25,053	$3,681

Reconciliation to Normalized FFO:
FFO attributable to Equity Commonwealth common shareholders and unitholders	$25,053	$3,681
Straight-line rent adjustments	279	10
Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders	$25,332	$3,691

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

The following table includes the reconciliation of NOI to net income, the most directly comparable financial measure under GAAP reported in our consolidated financial statements.  We consider NOI to be an appropriate supplemental measure to net income because it may help to understand the operations of our properties.  We use NOI internally to evaluate property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, net income attributable to Equity Commonwealth common shareholders or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  This measure should be considered in conjunction with net income, net income (loss) attributable to Equity Commonwealth common shareholders and cash flow from operating activities as presented in our consolidated statements of operations and consolidated statements of cash flows.  Other REITs and real estate companies may calculate NOI differently than we do.

A reconciliation of NOI to net income for the three months ended March 31, 2023 and 2022, is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Rental revenue	$14,226	$15,840
Other revenue	1,350	846
Operating expenses	(7,256)	(4,533)
NOI	$8,320	$12,153

NOI	$8,320	$12,153
Depreciation and amortization	(4,310)	(4,412)
General and administrative	(8,555)	(8,002)
Interest and other income, net	28,376	1,574
Income before income taxes	23,831	1,313
Income tax expense	(1,080)	(8)
Net income	$22,751	$1,305

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Surrender of Common Shares for Tax Withholding

During the three months ended March 31, 2023, certain of our employees surrendered common shares to satisfy their statutory tax withholding obligations in connection with the vesting of restricted common shares and restricted stock units.

The following table summarizes all of these repurchases during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 2023	—	$—	N/A	N/A
February 2023	134,193	$25.30	N/A	N/A
March 2023	—	$—	N/A	N/A
Total	134,193	$25.30

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

3.2	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 11, 2006.)

3.3	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K filed May 31, 2011.)

3.4	Articles Supplementary, dated March 14, 2018. (Incorporated by reference to the Company’s Current Report on Form 8-K filed March 15, 2018.)

3.5	Fourth Amended and Restated Bylaws of the Company, adopted April 2, 2020. (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 3, 2020.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

4.2	Form of 6.50% Series D Cumulative Convertible Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (Filed herewith.)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
President and Chief Executive Officer
	Dated:	May 4, 2023

By:	/s/ William H. Griffiths
William H. Griffiths
Executive Vice President, Chief Financial Officer and Treasurer
	Dated:	May 4, 2023