Form 10-Q
period 2023-09-30
Equity Commonwealth
filed 2023-10-31
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-9317
EQUITY COMMONWEALTH
(Exact name of registrant as specified in its charter)

Maryland	04-6558834
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Two North Riverside Plaza, Suite 2000, Chicago, IL	60606
(Address of principal executive offices)	(Zip Code)
(312) 646-2800
(Registrant’s telephone number, including area code)
Two North Riverside Plaza, Suite 2100
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of October 25, 2023:  106,712,046.

EQUITY COMMONWEALTH

FORM 10-Q

September 30, 2023

EXPLANATORY NOTE

References in this Quarterly Report on Form 10-Q to the “Company,” “EQC,” “we,” “us” or “our,” refer to Equity Commonwealth and its consolidated subsidiaries as of September 30, 2023, unless the context indicates otherwise.

i

PART I.      Financial Information

Item 1.         Financial Statements.
EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	September 30, 2023	December 31, 2022
		(audited)
ASSETS
Real estate properties:
Land	$44,060	$44,060
Buildings and improvements	366,908	364,063
	410,968	408,123
Accumulated depreciation	(178,201)	(169,530)
	232,767	238,593
Cash and cash equivalents	2,127,788	2,582,222
Rents receivable	15,174	16,009
Other assets, net	18,057	18,061
Total assets	$2,393,786	$2,854,885

LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$23,027	$25,935
Rent collected in advance	2,133	2,355
Distributions payable	6,390	2,863
Total liabilities	31,550	31,153

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6.50% cumulative convertible; 4,915,196 shares issued and outstanding, aggregate liquidation preference of $122,880	119,263	119,263
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 106,712,046 and 109,428,252 shares issued and outstanding, respectively	1,067	1,094
Additional paid in capital	3,930,372	3,979,566
Cumulative net income	3,900,430	3,835,815
Cumulative common distributions	(4,865,190)	(4,393,522)
Cumulative preferred distributions	(731,679)	(725,688)
Total shareholders’ equity	2,354,263	2,816,528
Noncontrolling interest	7,973	7,204
Total equity	2,362,236	2,823,732
Total liabilities and equity	$2,393,786	$2,854,885
See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Rental revenue	$13,928	$13,869	$41,512	$44,135
Other revenue	1,284	1,257	3,866	3,218
Total revenues	15,212	15,126	45,378	47,353
Expenses:
Operating expenses	6,722	6,073	20,920	17,198
Depreciation and amortization	4,436	4,451	13,260	13,176
General and administrative	7,061	7,593	29,470	23,241
Total expenses	18,219	18,117	63,650	53,615
Interest and other income, net	29,269	15,145	84,997	22,682
Gain on sale of properties, net	—	90	—	90
Income before income taxes	26,262	12,244	66,725	16,510
Income tax expense	(30)	(23)	(1,906)	(81)
Net income	26,232	12,221	64,819	16,429
Net income attributable to noncontrolling interest	(86)	(31)	(204)	(41)
Net income attributable to Equity Commonwealth	26,146	12,190	64,615	16,388
Preferred distributions	(1,997)	(1,997)	(5,991)	(5,991)
Net income attributable to Equity Commonwealth common shareholders	$24,149	$10,193	$58,624	$10,397

Weighted average common shares outstanding — basic	108,931	111,305	109,494	112,341
Weighted average common shares outstanding — diluted	110,217	112,596	110,916	113,383
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.22	$0.09	$0.54	$0.09
Diluted	$0.22	$0.09	$0.53	$0.09

Distributions declared per common share	$—	$1.00	$4.25	$1.00

See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands, except share data)
(unaudited)

	Equity Commonwealth Shareholders
	Number of Series D Preferred Shares	Series D Preferred Shares	Number of Common Shares	Common Shares	Additional Paid in Capital	Cumulative Net Income	Cumulative Common Distributions	Cumulative Preferred Distributions	Noncontrolling Interest	Total
Balance at July 1, 2023	4,915,196	$119,263	109,730,457	$1,097	$3,984,681	$3,874,284	$(4,865,668)	$(729,682)	$7,852	$2,391,827
Net income	—	—	—	—	—	26,146	—	—	86	26,232
Repurchase of shares	—	—	(3,018,411)	(30)	(56,773)	—	—	—	—	(56,803)
Share-based compensation	—	—	—	—	2,447	—	—	—	52	2,499
Distributions	—	—	—	—	—	—	478	(1,997)	—	(1,519)
Adjustment for noncontrolling interest	—	—	—	—	17	—	—	—	(17)	—
Balance at September 30, 2023	4,915,196	$119,263	106,712,046	$1,067	$3,930,372	$3,900,430	$(4,865,190)	$(731,679)	$7,973	$2,362,236

Balance at January 1, 2023	4,915,196	$119,263	109,428,252	$1,094	$3,979,566	$3,835,815	$(4,393,522)	$(725,688)	$7,204	$2,823,732
Net income	—	—	—	—	—	64,615	—	—	204	64,819
Repurchase of shares	—	—	(3,018,411)	(30)	(56,773)	—	—	—	—	(56,803)
Surrender of shares for tax withholding	—	—	(134,193)	(1)	(3,394)	—	—	—	—	(3,395)
Share-based compensation	—	—	436,398	4	10,807	—	—	—	2,665	13,476
Distributions	—	—	—	—	—	—	(471,668)	(5,991)	(1,934)	(479,593)
Adjustment for noncontrolling interest	—	—	—	—	166	—	—	—	(166)	—
Balance at September 30, 2023	4,915,196	$119,263	106,712,046	$1,067	$3,930,372	$3,900,430	$(4,865,190)	$(731,679)	$7,973	$2,362,236

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

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,819	$16,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,353	11,267
Straight-line rental income	445	(151)
Other amortization	1,907	1,909
Share-based compensation	13,476	9,054
Net gain on sale of properties	—	(90)
Change in assets and liabilities:
Rents receivable and other assets	(1,082)	(5,710)
Accounts payable, accrued expenses and other	(4,253)	1,024
Rent collected in advance	(222)	(1,349)
Net cash provided by operating activities	86,443	32,383

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(4,613)	(3,189)
Proceeds from sale of properties, net	—	90
Net cash used in investing activities	(4,613)	(3,099)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common shares	(60,198)	(130,476)
Contributions from holders of noncontrolling interest	—	1
Distributions to common shareholders	(468,232)	(1,462)
Distributions to preferred shareholders	(5,991)	(5,991)
Distributions to holders of noncontrolling interest	(1,843)	—
Net cash used in financing activities	(536,264)	(137,928)

Decrease in cash and cash equivalents	(454,434)	(108,644)
Cash and cash equivalents at beginning of period	2,582,222	2,800,998
Cash and cash equivalents at end of period	$2,127,788	$2,692,354
See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid, net	$1,946	$108

NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$1,819	$269

NON-CASH FINANCING ACTIVITIES:
Distributions payable	$6,390	$113,584
See accompanying notes.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business

Equity Commonwealth, or the Company, is a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland. Our business is primarily the ownership and operation of office properties in the United States.

The Company operates in an umbrella partnership real estate investment trust, or UPREIT, and conducts substantially all of its activities through EQC Operating Trust, a Maryland real estate investment trust, or the Operating Trust. The Company beneficially owned 99.66% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust, or OP Units, as of September 30, 2023, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.

At September 30, 2023, our portfolio consisted of four properties (eight buildings), with a combined 1.5 million square feet, and we had $2.1 billion of cash and cash equivalents.

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

Note 3.  Real Estate Properties

During the nine months ended September 30, 2023 and 2022, we made improvements, excluding tenant-funded improvements, to our properties totaling $5.5 million and $2.9 million, respectively.

Property Dispositions:

We did not sell any properties during the nine months ended September 30, 2023 or 2022.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Lease Payments

Rental revenue consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease payments	$9,115	$9,381	$26,878	$28,792
Variable lease payments	4,813	4,488	14,634	15,343
Rental revenue	$13,928	$13,869	$41,512	$44,135

Note 4.  Shareholders’ Equity

Common Share Issuances:

See Note 7 for information regarding equity issuances related to share-based compensation.

Common Share Repurchases:

On June 13, 2023, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares under our share repurchase program from July 1, 2023 through June 30, 2024. During the nine months ended September 30, 2023, we repurchased and retired an aggregate of 3,018,411 shares at a weighted average price of $18.78 per share, for a total investment of $56.7 million. As of September 30, 2023, we had $93.3 million of remaining availability under our share repurchase program, which expires on June 30, 2024.

During the nine months ended September 30, 2023 and 2022, certain of our employees and former employees surrendered 134,193 and 160,506 common shares owned by them, respectively, to satisfy their statutory tax withholding obligations in connection with the vesting of such common shares pursuant to our equity compensation plans.

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

Series D Preferred Shares:
Our series D preferred shares are convertible, at the holder’s option, into our common shares at a conversion rate of 0.8204 common shares per series D preferred share, which is equivalent to a conversion price of $30.47 per common share, or 4,032,427 additional common shares at September 30, 2023. The conversion rate changed from 0.6846 to 0.8204 common shares per series D preferred share effective February 24, 2023 as a result of the common share distribution declared by our Board of Trustees in 2023.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Preferred Share Distributions:

In 2023, our Board of Trustees declared distributions on our series D preferred shares to date as follows:

Declaration Date	Record Date	Payment Date	Series D Dividend Per Share
January 13, 2023	January 31, 2023	February 15, 2023	$0.40625
April 13, 2023	April 28, 2023	May 15, 2023	$0.40625
July 13, 2023	July 31, 2023	August 15, 2023	$0.40625
October 16, 2023	October 31, 2023	November 15, 2023	$0.40625

Note 5.  Noncontrolling Interest

Noncontrolling interest represents the portion of the OP Units not beneficially owned by the Company. The ownership of an OP Unit and a common share of beneficial interest have essentially the same economic characteristics. Distributions with respect to OP Units will generally mirror distributions with respect to the Company’s common shares. Unitholders (other than the Company) generally have the right, commencing six months from the date of issuance of such OP Units, to cause the Operating Trust to redeem their OP Units in exchange for cash or, at the option of the Company, common shares of the Company on a one-for-one basis. As sole trustee, the Company has the sole discretion to elect whether the redemption right will be satisfied by the Company in cash or the Company’s common shares. As a result, the Noncontrolling interest is classified as permanent equity. As of September 30, 2023, the portion of the Operating Trust not beneficially owned by the Company is in the form of OP Units and LTIP Units (see Note 7 for a description of LTIP Units). LTIP Units may be subject to additional vesting requirements.

The following table presents the changes in Equity Commonwealth’s issued and outstanding common shares and units for the nine months ended September 30, 2023:

	Common Shares	OP Units and LTIP Units	Total
Outstanding at January 1, 2023	109,428,252	279,892	109,708,144
Repurchase and surrender of shares	(3,152,604)	—	(3,152,604)
Share-based compensation grants and vesting, net of forfeitures	436,398	81,518	517,916
Outstanding at September 30, 2023	106,712,046	361,410	107,073,456
Noncontrolling ownership interest in the Operating Trust			0.34%
The carrying value of the Noncontrolling interest is allocated based on the number of OP Units and LTIP Units in proportion to the number of OP Units and LTIP Units plus the number of common shares. We adjust the Noncontrolling interest balance at the end of each period to reflect the noncontrolling partners’ interest in the net assets of the Operating Trust. Net income is allocated to the Noncontrolling interest in the Operating Trust based on the weighted average ownership percentage during the period. Equity Commonwealth’s weighted average ownership interest in the Operating Trust was 99.67% and 99.68% for the three and nine months ended September 30, 2023, respectively.

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

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our provision for income taxes consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Current:
State and local	$(30)	$(23)	$(90)	$(81)
Federal	—	—	(1,816)	—
Income tax expense	$(30)	$(23)	$(1,906)	$(81)

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
2023 Equity Award Activity

During the nine months ended September 30, 2023, 274,739 RSUs vested, and, as a result, we issued 274,739 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations (see Note 4).
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

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The assumptions and fair value for the RSUs granted during the nine months ended September 30, 2023 are included in the following table on a per share basis.

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
Outstanding Equity Awards
As of September 30, 2023, the estimated future compensation expense for all unvested restricted shares and time-based LTIP Units was $5.1 million. Compensation expense for the restricted share and time-based LTIP Unit awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares and time-based LTIP Units is approximately 2.4 years.
As of September 30, 2023, the estimated future compensation expense for all unvested RSUs and market-based LTIP Units was $11.4 million. The weighted average period over which the future compensation expense will be recorded for the RSUs and market-based LTIP Units is approximately 2.3 years.
During the three months ended September 30, 2023 and 2022, we recorded $2.5 million and $2.9 million, respectively, and during the nine months ended September 30, 2023 and 2022, we recorded $13.5 million and $9.1 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our trustees, employees and an eligible consultant related to our equity compensation plans. We did not record any accelerated vesting during the three months ended September 30, 2023 and 2022. Compensation expense recorded during the nine months ended September 30, 2023 and 2022 includes $5.2 million and $0.4 million, respectively, of accelerated vesting due to the passing of our former Chairman in

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2023 and staffing reductions in 2022. Forfeitures are recognized as they occur. At September 30, 2023, 2,073,350 shares/units remain available for issuance under the Equity Commonwealth 2015 Omnibus Incentive Plan, as amended.

Note 8.  Fair Value of Assets and Liabilities

As of September 30, 2023, we do not have any assets or liabilities measured at fair value.

Financial Instruments

Our financial instruments include our cash and cash equivalents.  At September 30, 2023 and December 31, 2022, the fair value of these financial instruments was not different from their carrying values.

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable. As of September 30, 2023, no single tenant of ours is responsible for more than 10% of our consolidated revenues.

Note 9.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator for earnings per common share - basic:
Net income	$26,232	$12,221	$64,819	$16,429
Net income attributable to noncontrolling interest	(86)	(31)	(204)	(41)
Preferred distributions	(1,997)	(1,997)	(5,991)	(5,991)
Numerator for net income per share - basic	$24,149	$10,193	$58,624	$10,397

Numerator for earnings per common share - diluted:
Net income	$26,232	$12,221	$64,819	$16,429
Net income attributable to noncontrolling interest	(86)	(31)	(204)	(41)
Preferred distributions	(1,997)	(1,997)	(5,991)	(5,991)
Numerator for net income per share - diluted	$24,149	$10,193	$58,624	$10,397

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic(1)	108,931	111,305	109,494	112,341
RSUs(2)	1,176	1,111	1,299	875
LTIP Units(3)	110	180	123	167
Weighted average number of common shares outstanding - diluted	110,217	112,596	110,916	113,383

Net income per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.22	$0.09	$0.54	$0.09
Diluted	$0.22	$0.09	$0.53	$0.09

Anti-dilutive securities(4):
Effect of Series D preferred shares; 6.50% cumulative convertible	4,032	3,365	4,032	3,365
Effect of OP Units and time-based LTIP Units(5)	361	280	348	275

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) The three months ended September 30, 2023 and 2022, include 131 and 86 weighted-average, unvested, earned RSUs, respectively, and the nine months ended September 30, 2023 and 2022, include 125 and 111 weighted-average, unvested, earned RSUs, respectively.
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
(5) Beneficial interests in the Operating Trust.

Note 10.  Segment Information

Our primary business is the ownership and operation of office properties, and we currently have one reportable segment.  One hundred percent of our revenues for the nine months ended September 30, 2023 were from office properties.

Note 11.  Related Person Transactions

The following discussion includes a description of our related person transactions for the nine months ended September 30, 2023 and 2022.

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

In December 2021, we entered into a second amendment to a July 20, 2015 lease with Two North Riverside Plaza Joint Venture Limited Partnership to occupy office space on the twentieth and twenty-first floors of Two North Riverside Plaza in Chicago, Illinois (Two North Office Lease). The second amendment extended the lease term for one year, through December 31, 2022, with no renewal options. The lease payment for the second extended term was $0.4 million. In December 2022, we entered into a third amendment to the Two North Office Lease extending the lease term for one year, through December 31, 2023, with no renewal options. The lease payment for the third extended term is $0.4 million. In August 2023, we entered into a fourth amendment to the Two North Office Lease extending the lease term for one year, through December 31, 2024, with no renewal options and contracting square feet to the existing space on the twentieth floor. The lease payment for the fourth extended term is $0.4 million.

During the three months ended September 30, 2023 and 2022, we recognized expense of $0.1 million and $0.1 million, respectively, and during the nine months ended September 30, 2023 and 2022, we recognized expense of $0.3 million and $0.3 million, respectively, pursuant to the Two North Office Lease. As of December 31, 2022 and September 30, 2023, we did not have any amounts due to Two North Riverside Plaza Joint Venture Limited Partnership pursuant to the Two North Office Lease.

Note 12.  Subsequent Events

Preferred Share Distribution

On October 16, 2023, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on November 15, 2023 to shareholders of record on October 31, 2023.

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

OVERVIEW

We are an internally managed and self-advised REIT primarily engaged in the ownership and operation of office properties in the United States. We were formed in 1986 under Maryland law. The Company operates as an UPREIT, conducting substantially all of its activities through the Operating Trust. As of September 30, 2023, the Company beneficially owned 99.66% of the outstanding OP Units.

At September 30, 2023, our portfolio consisted of four properties (eight buildings), with a combined 1.5 million square feet, and we had $2.1 billion of cash and cash equivalents.

We use leasing and occupancy metrics to evaluate the performance of our properties. We believe these metrics provide useful information to investors because they reflect the leasing activity and vacant space at the properties and may facilitate comparisons of our leasing and occupancy metrics with other REITs and real estate companies.

As of September 30, 2023, our overall portfolio was 80.8% leased. During the three months ended September 30, 2023, we entered into leases for 54,000 square feet, including lease renewals for 39,000 square feet and new leases for 15,000 square feet. The renewal leases entered into during the three months ended September 30, 2023 had cash and GAAP rental rates that were approximately 1.7% lower and 8.8% higher, respectively, compared to prior rental rates for the same space. The new leases entered into during the three months ended September 30, 2023 had cash and GAAP rental rates that were approximately 2.2% lower and 1.3% lower, respectively, compared to prior rental rates for the same space. The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatements, the magnitude and timing of contractual rent increases over the lease term, and the length of term for the newly executed leases compared to the prior leases. Percent change in GAAP and cash rents is a comparison of current rent, including estimated tenant expense reimbursements, if any, to the rent, including actual/projected tenant expense reimbursements, if any, last received for the same space on a GAAP and cash basis, respectively. Cash rent during the reporting period is calculated before deducting any initial period free rent.

On February 13, 2023, our Board of Trustees declared a special, one-time cash distribution of $4.25 per common share/unit to shareholders/unitholders of record on February 23, 2023. On March 9, 2023, we paid this distribution to such shareholders/unitholders in the aggregate amount of $468.3 million.

We have engaged CBRE, Inc., or CBRE, to provide property management services. We pay CBRE a property-by-property management fee and may engage CBRE from time-to-time to perform project management services, such as coordinating and overseeing the completion of tenant improvements and other capital projects at the properties. We reimburse CBRE for certain expenses incurred in the performance of its duties, including certain personnel and equipment costs. For the three months ended September 30, 2023 and 2022, we incurred expenses of $0.8 million and $0.7 million, respectively, and for the nine months ended September 30, 2023 and 2022, we incurred expenses of $2.3 million and $2.2 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a percentage of the properties’ revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of September 30, 2023 and December 31, 2022, we had amounts payable pursuant to these services of $0.4 million and $0.4 million, respectively.

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

Our business has been and is continuing to be impacted by economic uncertainty and an overall slowdown in the office leasing market following the COVID-19 virus due to a variety of factors, including tenant uncertainty regarding office space needs given the evolving remote and hybrid working trends and other factors impacting the demand for office space. Many of our employees and the majority of our tenants’ employees are currently working at least in part remotely. Overall, our business has experienced a significant reduction in leasing interest and activity as well as parking revenue when compared to pre-pandemic levels. As of September 30, 2023 and December 31, 2019, our comparable property portfolio was 80.8% and 91.5% leased, respectively. The duration of these business disruptions continues to be unknown at this time, and we currently are not able to estimate the full impact of the overall slowdown in the office leasing market on our business.

Property Operations

Leased occupancy data for 2023 and 2022 are as follows (square feet in thousands):

	All Properties		Comparable Properties(1)
	As of September 30,		As of September 30,
	2023	2022	2023	2022
Total properties	4	4	4	4
Total square feet	1,521	1,507	1,521	1,507
Percent leased(2)	80.8%	83.4%	80.8%	83.4%

(1)Based on properties owned continuously from January 1, 2022 through September 30, 2023.
(2)Percent leased is the percent of space subject to signed leases. Percent leased is disclosed to quantify the ratio of leased square feet to rentable square feet and we believe it provides useful information as to the proportion of rentable square feet subject to a lease.

The weighted average lease term based on square feet for leases entered into during the three months ended September 30, 2023 was 6.4 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for the leases entered into during the three months ended September 30, 2023 totaled $2.2 million, or $40.57 per square foot on average (approximately $6.38 per square foot per year of the lease term).

As of September 30, 2023, approximately 0.5% of our leased square feet and 0.6% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2023.  Renewal and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring for the remainder of 2023, that have not been backfilled, are above market. Lease expirations by year, as of September 30, 2023, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring(1)	Leased Square Feet Expiring(2)	% of Leased Square Feet Expiring(2)	Cumulative % of Leased Square Feet Expiring(2)	Annualized Rental Revenue Expiring(3)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2023	3	6	0.5%	0.5%	$339	0.6%	0.6%
2024	21	224	18.2%	18.7%	10,045	17.0%	17.6%
2025	6	115	9.4%	28.1%	5,441	9.2%	26.8%
2026	11	80	6.5%	34.6%	4,083	6.9%	33.7%
2027	16	226	18.3%	52.9%	11,242	19.0%	52.7%
2028	11	128	10.4%	63.3%	6,016	10.1%	62.8%
2029	8	142	11.6%	74.9%	6,185	10.4%	73.2%
2030	8	147	12.0%	86.9%	7,233	12.2%	85.4%
2031	4	58	4.7%	91.6%	2,553	4.3%	89.7%
2032	1	32	2.6%	94.2%	1,954	3.3%	93.0%
Thereafter	6	71	5.8%	100.0%	4,157	7.0%	100.0%
	95	1,229	100.0%		$59,248	100.0%

Weighted average remaining lease term (in years):		4.3			4.4

(1)Tenants with leases expiring in multiple years are counted in each year they expire.
(2)Leased Square Feet as of September 30, 2023 includes space subject to leases that have commenced for revenue recognition purposes in accordance with GAAP, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants. The Leased Square Feet Expiring corresponds to the latest-expiring signed lease for a given suite. Thus, backfilled suites expire in the year stipulated by the new lease.
(3)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of September 30, 2023, plus estimated recurring expense reimbursements; excludes lease value amortization, straight-line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

The principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of September 30, 2023, tenants representing 2.5% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant		Square Feet(1)	% of Total Leased Square Feet(1)	% of Annualized Rental Revenue(2)	Weighted Average Remaining Lease Term
1.	Equinor Energy Services, Inc.(3)	80	6.5%	5.8%	0.3
2.	Salesforce.com, Inc.	66	5.4%	5.3%	2.2
3.	Crowdstrike, Inc.	48	3.9%	4.9%	6.4
4.	KPMG, LLP	66	5.4%	4.8%	5.7
5.	CBRE, Inc.	41	3.3%	3.6%	4.5
6.	RSM US LLP	32	2.6%	3.3%	8.7
7.	Jones Lang LaSalle Americas, Inc.	42	3.4%	3.0%	6.8
8.	SonarSource US, Inc.	28	2.3%	2.9%	3.9
9.	Alden Torch Financial, LLC	35	2.8%	2.7%	3.4
	Total	438	35.6%	36.3%	4.2

(1)Total Leased Square Feet as of September 30, 2023 includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants.
(2)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of September 30, 2023, plus estimated recurring expense reimbursements; excludes lease value amortization, straight-line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.
(3)Approximately 4,000 square feet of Equinor Energy Services, Inc.’s space has been backfilled and will expire in 2026.
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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Three Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	2023	2022	$ Change	% Change
	(dollars in thousands)
Rental revenue	$13,927	$13,868	$59	0.4%	$1	$1	$13,928	$13,869	$59	0.4%
Other revenue	1,277	1,252	25	2.0%	7	5	1,284	1,257	27	2.1%
Operating expenses	(6,719)	(6,019)	(700)	11.6%	(3)	(54)	(6,722)	(6,073)	(649)	10.7%
Net operating income(3)	$8,485	$9,101	$(616)	(6.8)%	$5	$(48)	8,490	9,053	(563)	(6.2)%
Other expenses:
Depreciation and amortization							4,436	4,451	(15)	(0.3)%
General and administrative							7,061	7,593	(532)	(7.0)%
Total other expenses							11,497	12,044	(547)	(4.5)%
Interest and other income, net							29,269	15,145	14,124	93.3%
Gain on sale of properties, net							—	90	(90)	(100.0)%
Income before income taxes							26,262	12,244	14,018	114.5%
Income tax expense							(30)	(23)	(7)	30.4%
Net income							26,232	12,221	14,011	114.6%
Net income attributable to noncontrolling interest							(86)	(31)	(55)	177.4%
Net income attributable to Equity Commonwealth							26,146	12,190	13,956	114.5%
Preferred distributions							(1,997)	(1,997)	—	—%
Net income attributable to Equity Commonwealth common shareholders							$24,149	$10,193	$13,956	136.9%

(1)Comparable properties consist of four properties we owned continuously from July 1, 2022 to September 30, 2023.

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

Rental revenue. Rental revenue at the comparable properties increased $0.1 million, or 0.4%, in the 2023 period, compared to the 2022 period, primarily due to a $0.2 million increase in real estate tax recoveries and a $0.1 million increase in escalations, partially offset by a $0.3 million decrease in base rent due to a decrease in commenced occupancy.

Other revenue. Other revenue, which primarily includes parking revenue, increased $27,000, or 2.1%, in the 2023 period, compared to the 2022 period, primarily due to an increase in parking demand.

Operating expenses. Operating expenses increased $0.7 million, or 11.6%, at the comparable properties in the 2023 period, compared to the 2022 period, primarily due to a $0.5 million increase in real estate tax expense and a $0.2 million increase in pre-leasing demolition costs.

General and administrative. General and administrative expenses decreased $0.5 million, or 7.0% in the 2023 period, compared to the 2022 period, primarily due to a $0.4 million decrease in legal fees following an internal restructuring in 2022 and a $0.4 million decrease in share-based compensation expenses, partially offset by a $0.2 million increase in bonus expense and a $0.1 million increase in payroll expense.

Interest and other income, net. Interest and other income, net increased $14.1 million, or 93.3% in the 2023 period, compared to the 2022 period, primarily due to more interest received from higher average interest rates, partially offset by lower average cash balances.

Gain on sale of properties, net. We did not have any gain on sale of properties, net in the 2023 period. Gain on sale of properties, net of $0.1 million in the 2022 period relates to adjustments to prior period sales.

Net income attributable to noncontrolling interest. From 2017 through 2022, we granted LTIP Units to certain of our trustees and employees. Net income attributable to noncontrolling interest of $0.1 million in the 2023 period and $31,000 in the 2022 period relates to the allocation of income to the LTIP/OP Unit holders.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	2023	2022	$ Change	% Change
	(dollars in thousands)
Rental revenue	$41,511	$44,283	$(2,772)	(6.3)%	$1	$(148)	$41,512	$44,135	$(2,623)	(5.9)%
Other revenue	3,848	3,203	645	20.1%	18	15	3,866	3,218	648	20.1%
Operating expenses	(20,914)	(18,955)	(1,959)	10.3%	(6)	1,757	(20,920)	(17,198)	(3,722)	21.6%
Net operating income(3)	$24,445	$28,531	$(4,086)	(14.3)%	$13	$1,624	24,458	30,155	(5,697)	(18.9)%
Other expenses:
Depreciation and amortization							13,260	13,176	84	0.6%
General and administrative							29,470	23,241	6,229	26.8%
Total other expenses							42,730	36,417	6,313	17.3%
Interest and other income, net							84,997	22,682	62,315	274.7%
Gain on sale of properties, net							—	90	(90)	(100.0)%
Income before income taxes							66,725	16,510	50,215	304.1%
Income tax expense							(1,906)	(81)	(1,825)	2,253.1%
Net income							64,819	16,429	48,390	294.5%
Net income attributable to noncontrolling interests							(204)	(41)	(163)	397.6%
Net income attributable to Equity Commonwealth							64,615	16,388	48,227	294.3%
Preferred distributions							(5,991)	(5,991)	—	—%
Net income attributable to Equity Commonwealth common shareholders							$58,624	$10,397	$48,227	463.9%

(1)Comparable properties consist of four properties we owned continuously from January 1, 2022 to September 30, 2023.

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

Rental revenue. Rental revenue at the comparable properties decreased $2.8 million, or 6.3%, in the 2023 period, compared to the 2022 period, primarily due to the $1.9 million collection of a previously reserved receivable in 2022, a $0.9 million decrease in base rent due to a decrease in commenced occupancy, a $0.4 million decrease in lease termination fees and a $0.2 million decrease in real estate tax recoveries, partially offset by a $0.6 million increase in escalations. Excluding the collection of the previously reserved receivable, rental revenue at the comparable properties decreased $0.9 million, or 2.0%, in the 2023 period, compared to the 2022 period.

Other revenue. Other revenue, which primarily includes parking revenue, increased $0.6 million, or 20.1%, in the 2023 period, compared to the 2022 period, primarily due to an increase in parking demand.

Operating expenses. Operating expenses increased $3.7 million, or 21.6%, in the 2023 period, compared to the 2022 period, due to an increase in operating expenses at the comparable properties and a $1.8 million real estate tax refund received at a sold property in 2022. Operating expenses increased $2.0 million, or 10.3%, at the comparable properties in the 2023 period, compared to the 2022 period, primarily due to a $1.2 million increase in pre-leasing demolition costs, a $0.2 million increase in maintenance and repairs, a $0.2 million increase in utilities expense and a $0.1 million increase in parking garage expense.

General and administrative. General and administrative expenses increased $6.2 million, or 26.8%, in the 2023 period, compared to the 2022 period, primarily due to $6.0 million of compensation expenses related to the passing of our former chairman in the 2023 period, a $0.5 million increase in bonus expense, a $0.3 million increase in payroll taxes primarily due to refunds received in 2022 and a $0.3 million increase in payroll expense, partially offset by a $0.6 million decrease in compensation expenses related to severance and a $0.3 million decrease in share-based compensation expenses. Excluding the $6.0 million of compensation expense related to the passing of our former chairman in the 2023 period, general and administrative expenses increased $0.3 million, or 1.2%, in the 2023 period, compared to the 2022 period.

Interest and other income, net. Interest and other income, net increased $62.3 million, or 274.7%, in the 2023 period, compared to the 2022 period, primarily due to more interest received from higher average interest rates, partially offset by lower average cash balances.

Gain on sale of properties, net. We did not have any gain on sale of properties, net in the 2023 period. Gain on sale of properties, net of $0.1 million in the 2022 period relates to adjustments to prior period sales.

Income tax expense. Income tax expense increased $1.8 million in the 2023 period, compared to the 2022 period, primarily due to an increase in federal income taxes at our taxable REIT subsidiary.

Net income attributable to noncontrolling interest. From 2017 through 2022, we granted LTIP Units to certain of our trustees and employees. Net income attributable to noncontrolling interest of $0.2 million in the 2023 period and $41,000 in the 2022 period relates to the allocation of income to the LTIP/OP Unit holders.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

As of September 30, 2023, we had $2.1 billion of cash and cash equivalents.  We expect to use our cash balances, cash flow from our operations and proceeds of any future property sales to fund our operations, make distributions, repurchase our common shares, make investments in properties or businesses, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.

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

Net cash flows provided by (used in) operating, investing and financing activities were $86.4 million, $(4.6) million and $(536.3) million, respectively, for the nine months ended September 30, 2023, and $32.4 million, $(3.1) million and $(137.9) million, respectively, for the nine months ended September 30, 2022.  Changes in these three categories of our cash flows between 2023 and 2022 are primarily related to an increase in interest income as a result of higher average interest rates partially offset by lower average balances in 2023, repurchase of our common shares and distributions to common shareholders.

Our Investment and Financing Liquidity and Resources

On February 13, 2023, our Board of Trustees declared a special, one-time cash distribution of $4.25 per common share/unit to shareholders/unitholders of record on February 23, 2023. On March 9, 2023, we paid this distribution to such shareholders/unitholders in the aggregate amount of $468.3 million.

During the nine months ended September 30, 2023, we paid an aggregate of $6.0 million of distributions on our series D preferred shares.  On October 16, 2023, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on November 15, 2023 to shareholders of record on October 31, 2023.

On June 13, 2023, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares under our share repurchase program from July 1, 2023 through June 30, 2024. During the nine months ended September 30, 2023, we repurchased and retired an aggregate of 3,018,411 shares at a weighted average price of $18.78 per share, for a total investment of $56.7 million. As of September 30, 2023, we had $93.3 million of remaining availability under our share repurchase program, which expires on June 30, 2024.

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

During the three and nine months ended September 30, 2023 and 2022, amounts capitalized at our properties for tenant improvements, leasing costs and building improvements were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Tenant improvements(1)	$224	$557	$3,332	$2,583
Leasing costs(2)	646	501	2,481	1,922
Building improvements(3)	1,438	59	2,166	366

(1)Tenant improvements include capital expenditures to improve tenants’ spaces.
(2)Leasing costs include leasing commissions and related legal expenses.
(3)Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.

During the three months ended September 30, 2023, commitments made for expenditures in connection with leasing space at our properties were as follows (dollar and square foot measures in thousands):

	New Leases	Renewals	Total
Square feet leased during the period	15	39	54
Tenant improvements and leasing commissions	$591	$1,600	$2,191
Tenant improvements and leasing commissions per square foot	$39.38	$41.02	$40.57
Weighted average lease term by square foot (years)(1)	4.6	7.0	6.4
Tenant improvements and leasing commissions per square foot per year of lease term	$8.50	$5.84	$6.38

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

The following table provides a reconciliation of net income to FFO attributable to Equity Commonwealth common shareholders and unitholders and a reconciliation to Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation to FFO:
Net income	$26,232	$12,221	$64,819	$16,429
Real estate depreciation and amortization	4,429	4,412	13,231	13,058
Gain on sale of properties, net	—	(90)	—	(90)
FFO attributable to Equity Commonwealth	30,661	16,543	78,050	29,397
Preferred distributions	(1,997)	(1,997)	(5,991)	(5,991)
FFO attributable to Equity Commonwealth common shareholders and unitholders	$28,664	$14,546	$72,059	$23,406

Reconciliation to Normalized FFO:
FFO attributable to Equity Commonwealth common shareholders and unitholders	$28,664	$14,546	$72,059	$23,406
Straight-line rent adjustments	(107)	(61)	445	(151)
Former chairman accelerated compensation expense	—	—	5,957	—
Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders	$28,557	$14,485	$78,461	$23,255

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

A reconciliation of NOI to net income for the three and nine months ended September 30, 2023 and 2022, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Rental revenue	$13,928	$13,869	$41,512	$44,135
Other revenue	1,284	1,257	3,866	3,218
Operating expenses	(6,722)	(6,073)	(20,920)	(17,198)
NOI	$8,490	$9,053	$24,458	$30,155

NOI	$8,490	$9,053	$24,458	$30,155
Depreciation and amortization	(4,436)	(4,451)	(13,260)	(13,176)
General and administrative	(7,061)	(7,593)	(29,470)	(23,241)
Interest and other income, net	29,269	15,145	84,997	22,682
Gain on sale of properties, net	—	90	—	90
Income before income taxes	26,262	12,244	66,725	16,510
Income tax expense	(30)	(23)	(1,906)	(81)
Net income	$26,232	$12,221	$64,819	$16,429

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  Other Information

Item 1. Legal Proceedings.

We are or may become a party to various legal proceedings. We are not currently involved in any litigation nor, to our knowledge, is any litigation threatened against us where the outcome would, in our judgment based on information currently available to us, have a material adverse effect on the Company.

Item 1A. Risk Factors.

Other than as previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, there have been no material changes to the risk factors previously disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Share Repurchase Program

The following table provides information with respect to the common share repurchases made by the Company during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 2023	—	$—	—	$150,000,000
August 2023	1,695,398	$18.81	1,695,398	$118,114,721
September 2023	1,323,013	$18.74	1,323,013	$93,317,306
Total	3,018,411	$18.78	3,018,411	$93,317,306

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

3.2	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 11, 2006.)

3.3	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K filed May 31, 2011.)

3.4	Articles Supplementary, dated March 14, 2018. (Incorporated by reference to the Company’s Current Report on Form 8-K filed March 15, 2018.)

3.5	Fourth Amended and Restated Bylaws of the Company, adopted April 2, 2020. (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 3, 2020.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

4.2	Form of 6.50% Series D Cumulative Convertible Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (Filed herewith.)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
Chair of the Board, President and Chief Executive Officer
	Dated:	October 31, 2023

By:	/s/ William H. Griffiths
William H. Griffiths
Executive Vice President, Chief Financial Officer and Treasurer
	Dated:	October 31, 2023