Form 10-K
period 2023-12-31
Equity Commonwealth
filed 2024-02-13
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required recovery analysis of incentive-based compensation received by an of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒
The aggregate market value of the voting common shares of beneficial ownership, $0.01 par value, or common shares, of the registrant held by non-affiliates was $2.2 billion based on the $20.26 closing price per common share on the New York Stock Exchange on June 30, 2023. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our trustees, executive officers, and any 10% or greater shareholders. These assumptions should not be deemed to constitute an admission that all trustees, executive officers, and 10% or greater shareholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our trustees, officers, and principal shareholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.
Number of registrant’s common shares outstanding as of February 5, 2024:  106,991,322.
DOCUMENTS INCORPORATED BY REFERENCE
Certain Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Shareholders, or the definitive Proxy Statement, which Equity Commonwealth intends to file no later than 120 days after the end of its fiscal year ended December 31, 2023.

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

EQUITY COMMONWEALTH
2023 FORM 10-K ANNUAL REPORT

EXPLANATORY NOTE
References in this Annual Report on Form 10-K to “the Company”, “EQC”, “we”, “us” or “our”, refer to Equity Commonwealth and its consolidated subsidiaries as of December 31, 2023, unless the context indicates otherwise.
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
The Company beneficially owned 99.79% of the outstanding shares of beneficial interest, designated as units, or OP Units, in the Operating Trust, as of December 31, 2023, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.
As of December 31, 2023, our portfolio consisted of four properties, with a total of 1.5 million square feet. Over the past ten years, we disposed of 164 properties and three land parcels totaling 44.3 million square feet for an aggregate gross sales price of $6.9 billion, as well as $704.8 million of common shares of Select Income REIT. The remaining four properties were 81.2% leased and had 80.0% commenced occupancy as of December 31, 2023. Since 2014, we have used proceeds to retire $3.3 billion of debt and preferred shares, repurchased $652.1 million of our common shares and paid $1.8 billion in distributions to our common shareholders. We have $2.2 billion of cash and cash equivalents and no debt outstanding as of December 31, 2023.
Our business has been and is continuing to be impacted by economic uncertainty and an overall slowdown in the office leasing market following the COVID-19 pandemic due to a variety of factors, including tenant uncertainty regarding office space needs given the evolving remote and hybrid working trends and other factors impacting the demand for office space. The Company has experienced a significant reduction in leasing interest and activity as well as parking revenue when compared to pre-pandemic levels. Many of our employees and the vast majority of our tenants' employees are currently working at least in part remotely, with many businesses reassessing their long-term demand for office space. The duration of these business disruptions continues to be unknown at this time, and we currently are not able to estimate the full impact of the overall slowdown in the office leasing market on our business.
During the year ended December 31, 2023, we entered into leases for 214,000 square feet, including lease renewals for 157,000 square feet and new leases for 57,000 square feet.  Leases entered into during the year ended December 31, 2023, including both lease renewals and new leases, had weighted average cash rental rates that were approximately 1.6% higher than prior rental rates for the same space and weighted average GAAP rental rates that were approximately 13.7% higher than prior rental rates for the same space.
As of December 31, 2023, approximately 17.1% of our leased square feet and 15.7% of our annualized rental revenue are included in leases scheduled to expire through December 31, 2024.  Renewal and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring in 2024, that have not been backfilled, are approximately market, and we also expect most of the tenants with leases expiring in 2024 to vacate.
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
Human Capital Resources. As of December 31, 2023, we had 22 full-time employees, reduced from 66 full-time employees as of December 31, 2015, as the size of our property portfolio decreased. Our employee compensation program consists of the following: (i) base salary, (ii) annual cash bonus, (iii) long-term, at-risk time and performance-based equity awards, and (iv) health and welfare benefits. Each year, we set corporate, department and individual goals that we use to measure performance during our annual review process. We believe that the structure of our compensation program is aligned with the interests of our shareholders, rewards performance and serves to attract and retain employees. We also believe that our entrepreneurial culture, which is focused on encouraging transparency and open communication based on our guiding principles, is an important contributor to our success. We strive to provide our employees with a variety of resources and tools to promote training and development. For more information on our human capital resources, please see the section below on Social Responsibility.
Our principal executive offices are located at Two North Riverside Plaza, Suite 2000, Chicago, Illinois 60606, our telephone number is (312) 646-2800 and our website is www.eqcre.com.
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
Corporate Responsibility.    Our Company believes that sustainability, social responsibility and strong corporate governance (collectively, “Corporate Responsibility”) are key contributors to our success. Our approach to Corporate Responsibility matters is all-inclusive, addressing our effect on the environment, our social impact and our relationships with all of our stakeholders, including our shareholders, tenants, employees and vendors.
Our commitment to the principles of sustainability starts at the top: our Board oversees our sustainability program and initiatives, our management team regularly reports to our Board on that program and our executive officers are evaluated and compensated, in part, on the Company’s efforts with respect to Corporate Responsibility initiatives. Our CEO directly oversees our sustainability activities and performance, and our CEO and General Counsel, along with senior members of our sustainability team, regularly update our Board on sustainability initiatives.
We have a sustainability team focused on sustainability risks and initiatives, whose team co-managers report directly to our CEO and General Counsel. This team is co-managed by our Senior Vice President of Engineering, Construction and Operations and our Senior Vice President – Legal. The team comprises and leverages a variety of subject matter experts within the Company (e.g., human resources, engineering, information technology, leasing, legal, asset management and finance) as well as a variety of third-party consultants.
The Company is a member of GRESB, a globally recognized independent organization that provides validated Corporate Responsibility performance data and peer benchmarks of more than 1,500 real estate portfolios worldwide. GRESB is also aligned with many of the standards set forth in the Task Force on Climate-Related Financial Disclosures (“TCFD”). Our annual GRESB assessment rating improved by 8 points to achieve an overall score of 80 in 2023.
The following summary describes some of our Corporate Responsibility principles and achievements in further detail. For a more thorough description of the Company’s Corporate Responsibility initiatives and goals, please see the Company’s 2023 Corporate Responsibility Report in the investor relations “Corporate Responsibility” portion of the Company’s website at www.eqcre.com. This report, which was published following the review and approval of our Board of Trustees, includes a third-party assurance statement and incorporates certain TCFD recommendations related to climate resilience strategy, transition and physical climate risks and climate opportunities. The 2023 Corporate Responsibility Report is not part of or incorporated into this Annual Report on Form 10-K.
Corporate Governance
We are committed to a corporate governance approach that promotes transparency as well as alignment with and accountability to our shareholders. We regularly look to improve our corporate governance policies and practices, which include:

✔	Majority voting in uncontested trustee elections
✔	Annual trustee elections, with shareholder approval required to stagger the Board
✔	Lead independent trustee with robust duties
✔	6 of 7 trustees are independent
✔	Regular executive sessions of independent trustees
✔	All members of Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are independent
✔	All members of Audit Committee are financially literate with two of three being audit committee financial experts under SEC rules
✔	Annual board and committee review and self-evaluations
✔	Code of Business Conduct and Ethics that covers trustees and employees as well as the Company’s relationships with its vendors
✔	Meaningful share ownership guidelines for our trustees (4x annual cash retainer), chief executive officer (6x salary) and other named executive officers (3x salary)
✔	Opted out of Maryland business combination and control share acquisition statutes
✔	No shareholder rights plan (commonly known as a “poison pill”)
✔	Active shareholder engagement
✔	Shareholders have ability to amend the Company’s bylaws by majority vote
Our Board reviews our corporate governance practices regularly, and we strive to operate the Company on a foundation of strong corporate governance principles. For further information on our corporate governance structure and policies, please see “Directors, Executive Officers and Corporate Governance” in Item 10 of Part III of this Annual Report on Form 10-K.
Environmental
The Company’s sustainability approach seeks to actively manage environmental impacts and climate-related risks and opportunities. Our environmental and climate strategic planning and initiatives, combined with our targeted capital investments, are aimed at reducing carbon emissions, mitigating risks and potentially realizing climate-related opportunities that benefit our stakeholders.
Our 2023 accomplishments with respect to environmental initiatives include the following:
●    created a stand-alone 2023 Corporate Responsibility Report, detailing the Company’s sustainability goals, initiatives and achievements;
●    obtained an Independent Assurance Statement for Scope 2 greenhouse gas (“GHG”) emissions and consumption data at our portfolio properties for calendar year 2022. This assurance audit was performed to a limited level of assurance and materiality based on the verifier’s professional judgment, using the independent third party’s verification procedure and ISAE 3000 for GHG emissions. A copy of the Independent Assurance Statement is attached to the Company’s 2023 Corporate Responsibility Report, available on our website at www.eqcre.com;
●    maintained LEED certification for 50% of our portfolio properties;
●    completed a climate-related risk assessment, in line with certain recommendations made by TCFD, with respect to our properties and corporate headquarters; this assessment and other disclosures are available in the Company’s 2023 Corporate Responsibility Report, accessible through our website at www.eqcre.com;
●    invested in energy efficiency projects by upgrading older, pneumatic Variable Air Volume (“VAV”) boxes to direct digital control and connecting them to existing Building Automation Systems as part of ongoing tenant improvements at our portfolio properties; and
●    enhanced our portfolio leases by incorporating additional energy conservation, energy consumption data sharing and sustainability-related clauses in new tenant leases as well as lease amendments with existing tenants.
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
We have continued to focus our efforts in the areas of diversity and inclusion (“D&I”), as well as employee health and wellness. Our President and CEO David Helfand signed the CEO Action for Diversity & Inclusion Pledge as a signal that we will put D&I into action by creating a culture of involvement, respect and connection, where all employees’ voices are heard. Our goal is to create and sustain an inclusive environment where diversity thrives and employees want to work. Our vision of diversity includes race, gender, age, sexual orientation, physical ability and ethnicity, among others, and celebrating diversity is one of our core values.
The Company acknowledges that improving D&I in our business will require a long-term, sustained effort. Toward that end, we launched an online weekly microlearning platform focused on diversity, inclusion and leadership development, surveyed vendors regarding the diversity of their team members and enhanced our parental leave policy to provide paid time off for primary and secondary caregivers. We also conducted stakeholder engagement surveys for both our employees and our portfolio tenants.
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
Our commitment to community brings active engagement, both as individuals and in our corporate capacity. Over the years, we have been actively involved with and supported local organizations and community outreach programs, including the Greater Chicago Food Depository and other Chicago-based, grass-roots organizations, by coordinating group events and encouraging employees to dedicate time volunteering to make positive impacts in their communities. Further details of community engagement are available in our 2023 Corporate Responsibility Report at www.eqcre.com.
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
For further information on our efforts with respect to Corporate Responsibility, please visit our Corporate Responsibility page in the investor relations section of our website at www.eqcre.com.
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
The law firm of Fried, Frank, Harris, Shriver & Jacobson LLP (“Fried Frank”) has acted as our tax counsel in connection with the filing of this annual report. We have received an opinion from Fried Frank, dated February 13, 2024, that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Code for each of our taxable years beginning with our taxable year ended December 31, 2020 through our taxable year ended December 31, 2023. It must be emphasized that the opinion of Fried Frank is based on various assumptions relating to our organization and operation, is conditioned upon factual representations and covenants made by our management regarding our organization, assets, income, the conduct of our business operations, the economic terms of our leases, and other items regarding our ability to meet the various requirements for qualification as a REIT, the results of which have not been and will not be reviewed by Fried Frank, and assumes that such representations and covenants are accurate and complete and that we have taken no action inconsistent with our qualification as a REIT. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given by Fried Frank or by us that we will qualify as a REIT for any particular year. The opinion of Fried Frank was expressed as of the date issued. Fried Frank will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. You should be aware that opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not challenge the conclusions set forth in such opinions. Fried Frank’s opinion does not foreclose the possibility that we may have to utilize one or more of the REIT savings provisions, which could require us to pay an excise or penalty tax (which tax could be significant in amount) in order for us to maintain our REIT qualification.
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
Copies of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of our Audit, Compensation and Nominating and Corporate Governance committees are posted on our website and may be obtained free of charge by writing to Secretary, Equity Commonwealth, Two North Riverside Plaza, Suite 2000, Chicago, Illinois 60606. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. Any shareholder or other interested party who desires to communicate with our Board of Trustees, or our non-management Trustees, individually or as a group, may do so by contacting our investor relations department through our website. Our website address is included in this Annual Report on Form 10-K as a textual reference only and the information on the website is not incorporated by reference into this Annual Report on Form 10-K.

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
Market disruption caused by economic uncertainty and an overall slowdown in the office leasing market following the COVID-19 pandemic, including remote and hybrid working trends and other factors impacting the demand for office space, may continue to materially adversely affect us, including by impacting overall office demand, the long-term value of our properties, our growth prospects, our results of operations and our financial condition.
Our business has been and is continuing to be impacted by economic uncertainty and an overall slowdown in the office leasing market following the COVID-19 pandemic due to a variety of factors, including tenant uncertainty regarding office space needs given the evolving remote and hybrid working trends and other factors impacting the demand for office space. The majority of our tenants’ employees are currently working at least in part remotely, with many businesses reassessing their long-term demand for office space, which could adversely affect our ability to successfully re-lease our properties, the lease terms we are able to negotiate and the long-term value of our office properties. In addition, any future outbreaks of variants of the COVID-19 virus, or another pandemic, which result in the renewed imposition by governmental authorities of stay-at-home orders, quarantines, closures and other restrictions could materially and adversely affect us.
Overall, our business has experienced a significant reduction in leasing interest and activity as well as parking revenue when compared to pre-pandemic levels. As of December 31, 2023 and December 31, 2019, our comparable property portfolio was 81.2% and 91.5% leased, respectively. The duration of these business disruptions continues to be unknown at this time, and we currently are not able to estimate the full impact of the overall slowdown in the office leasing market on our business. For the above reasons, economic uncertainty and remote and hybrid working trends have and may continue to materially adversely affect us, including by impacting overall office demand, the long-term value of our properties, our growth prospects, our results of operations and our financial condition.
The failure of one or more of our tenants to pay rent due to market disruption, economic recession or for any other reason could materially and adversely affect us, including our results of operations.
Our performance depends on the financial condition of our tenants and their ability to fulfill their lease obligations. Overall market disruption has adversely affected some of our tenants’ businesses, and we cannot predict the impact on our results of operations. Such disruption could impact the markets in which our properties are located and exacerbate the risk that our tenants will not be able to meet their lease obligations.
Tenants with significant debt obligations may be unable to pay existing debt or rent payments, rising interest rates, and/or suffer other hardships resulting from economic recession, which could result in tenant requests for rent relief arrangements, tenant default, and/or tenant bankruptcies. We would be harmed if one or more of our major tenants, or a number of our smaller tenants, were to experience financial difficulties, including bankruptcy, insolvency or a general downturn of business. As of December 31, 2023, our portfolio was comprised of four properties, and the failure of one or more of our tenants to pay all or a substantial portion of their rent obligations could materially and adversely affect us, including our results of operations. If any of our major tenants, or a significant number of our smaller tenants, were to stop paying rent or otherwise experience a downturn in their business, or a weakening of their financial condition, such an event could have a material adverse effect on our business and results of operations.
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
As of December 31, 2023, we owned four office properties and, as a result, any events that negatively impact one or more of our properties, such as a natural disaster, could materially and adversely affect us, including our financial condition and results of operations.
We may be unable to renew leases, re-lease properties as leases expire or lease vacant spaces on favorable terms, which could materially and adversely affect us.
As of December 31, 2023, leases representing 17.1% of our portfolio square footage and 15.7% of our annualized rental revenue will expire by the end of 2024 and leases representing 28.2% of our portfolio square footage and 26.6% of our annualized rental revenue will expire by the end of 2025. For more information on how we calculate lease expirations, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Property Operations.” We expect that many of our current tenants will decline to renew their leases when they expire in 2024, and other tenants may also decline to renew their leases. We also cannot assure you that any leases that are renewed will have terms as economically favorable as the expiring lease terms. If tenants do not renew their leases as they expire, we cannot provide any assurance that we will be able to find new tenants or that our properties will be re-leased at rental rates equal to or above the current rates in place. To retain tenants as leases expire and attract new tenants, we may be required to make significant capital investments in our properties and offer substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options. We may experience significant costs in connection with re-leasing our properties, which could materially and adversely affect us. Our inability to renew leases, re-lease properties as leases expire or lease vacant space on favorable terms could materially and adversely affect us.
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
Our reliance on CBRE, Inc., or CBRE, or another third party for property management services may have a negative effect on our financial condition and results of operations.
We have engaged CBRE to provide property management services for our properties pursuant to a master property management agreement. The successful operation and management of our properties requires significant coordination between us and CBRE. Additionally, CBRE can terminate the property management agreement, as a whole or as to any one or more of our properties, without cause upon providing three months’ notice, and we are permitted to terminate the property management agreement, as a whole or as to any one or more of our properties, without cause upon 60 days’ notice. If we are unable to successfully coordinate with CBRE or another third party with respect to property management or the property management agreement with CBRE is terminated, in whole or in part, our operations could be disrupted, which may have a negative effect on our financial condition and results of operations.
High interest rates, inflation, increased regulation and political instability could lead to increased market volatility or recession, which could materially and adversely affect us.
In an effort to combat inflation, the Federal Reserve has imposed significant interest rate hikes, and interest rates may further increase in the near future. The Federal Reserve’s action, coupled with other macroeconomic factors, may trigger a recession in the United States, globally, or both. Current and potential tenants of our properties may be adversely impacted by inflation and rising interest rates, which could negatively impact current and prospective tenants’ ability to pay rent and as a result negatively impact the overall demand for our properties. Such adverse impacts on our tenants may cause increased vacancies, which may add pressure to lower rents and increase our re-leasing costs. Any such impacts may materially and adversely affect us. We may also encounter disruptions in one or more of the markets in which we operate due to increased regulation and political instability. Any of these factors could lead to increased market volatility or recession, the result of which could adversely impact our tenants, and, as a result, our occupancy rates, rental rates, rent collections, lease renewals, pursuit of new tenants and the overall value of our office properties, which could materially and adversely affect us.
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
We rely on information technology (“IT”) networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information of tenants and lease data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant information, such as individually identifiable information relating to financial accounts. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced to third party service providers. In addition, information security risks have generally increased in recent years due to the rise in new technologies, including artificial intelligence, and the increased sophistication and activities of perpetrators of cyber attacks. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers, including ransom attacks, and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. The costs related to cyber attacks or other security threats or disruptions may not be fully insured or otherwise indemnified. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.
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
We do not carry insurance for certain losses such as loss from riots, war or acts of God. For other potential losses relating to acts of terrorism, environmental liabilities, hurricanes, earthquakes and floods, we currently carry insurance but our insurance policies may contain limitations, including large deductibles, co-payments and general policy limits. We cannot provide any assurances that any losses we incur following the COVID-19 or another pandemic will be covered by our insurance policies, and any such coverage may be subject to limitations. In the future, we may be unable to renew or duplicate our current insurance coverage at adequate levels or at reasonable prices or at all. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts, environmental liabilities, or other catastrophic events including hurricanes and floods, or, if offered, the expense of obtaining these types of insurance may not be justified. If an uninsured loss or a loss in excess of our insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property, but still remain obligated for certain financial obligations related to the property. If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. If we experience losses that are ultimately uninsured, it could materially and adversely affect us.
Local, state or national measures and regulations could restrict our ability to enforce tenants’ contractual rental obligations, which could materially and adversely affect us.
Local, state or national authorities may enact, expand or extend certain measures or regulations, including in connection with the economic uncertainty following the COVID-19 or another pandemic. These measures or regulations include, by way of example, rent-freezes, eviction moratoria, rent control or rent stabilization efforts, or court closures, any of which could impose direct or indirect restrictions on our ability to enforce tenants’ contractual rental obligations, which could materially and adversely affect us.
We cannot predict what laws or regulations will be enacted in the future, how future laws or regulations will be administered or interpreted, or how future laws or regulations will affect us or our properties. Compliance with new laws or regulations, or stricter interpretation of existing laws, may require us or our tenants to incur significant expenditures, impose significant liability, restrict or prohibit business activities and could cause a material adverse effect on us.
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

Changes in accounting pronouncements or auditing standards may materially and adversely affect our financial statements, our tenants’ credit quality and our ability to secure long-term leases and renewal options.
Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Uncertainties posed by various initiatives of accounting standard-setting by the Financial Accounting Standards Board and the Securities and Exchange Commission, which create and interpret applicable accounting standards for U.S. companies, as well as auditing and related standards set by the Public Company Accounting Oversight Board, may change the financial accounting, reporting and auditing standards or their interpretation and application of these standards that govern the preparation of our financial statements and the scope of our independent audit. These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in potentially material restatements of prior period financial statements. Similarly, these changes could have a material impact on our tenants’ reported financial condition or results of operations or could affect our tenants’ preferences regarding leasing real estate.
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
Any distributions will be made at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant. We currently hold a significant amount of cash and cash equivalents ($2.2 billion as of December 31, 2023) which enables us to pursue investments and, as a result, we may elect not to distribute any of our existing cash to our shareholders. To the extent that our actual distributions are less than expected by investors, it could materially and adversely affect our share price.
A substantial portion of our assets is currently held in cash, which is subject to risk of loss and potentially decreasing rates of return, which could materially and adversely affect us, including limiting our growth.
As of December 31, 2023, we held $2.2 billion of cash and cash equivalents. We currently invest the majority of our cash in bank deposits with investment grade financial institutions. Nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation, or the FDIC. In addition, interest rates could decline, which could adversely affect our results of operations. Therefore, our cash and any bank deposits or other investments that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value, interest rate risk, and liquidity risk.
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
Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to: the authority of our Board of Trustees to fill most vacancies on our Board of Trustees; the fact that only the Chair of the Board of Trustees, our Chief Executive Officer, our President, a majority of our Trustees or the holders of 10% of our common shares may call a special meeting of shareholders; and advance notice requirements for shareholder proposals.
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
As of December 31, 2023, we owned three of our properties and approximately $867 million of cash and cash equivalents through a subsidiary entity which is intended to qualify as a REIT (a “Subsidiary REIT”), and we may in the future own other properties or assets through Subsidiary REITs or use other structures that include Subsidiary REITs. A Subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If a Subsidiary REIT were to fail to qualify as a REIT: (i) that Subsidiary REIT would become subject to U.S. federal income tax and could become subject to increased state and local taxes, (ii) shares in such Subsidiary REIT would cease to be qualifying assets for purposes of the asset tests applicable to REITs and would cease to produce qualifying income for purposes of the income tests applicable to REITs, and (iii) it is possible that we would fail certain asset and income tests applicable to REITs, in which event we would fail to qualify as a REIT unless we avail ourselves of certain relief provisions.
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
One of the gross income requirements a REIT must satisfy each taxable year is that at least 75% of its gross income (excluding gross income from prohibited transactions and qualifying hedges) generally must be derived directly or indirectly from investments relating to real property or mortgages on real property. As of December 31, 2023, we had equity interests in four office properties and cash and cash equivalents of $2.2 billion. With a large cash balance, increased interest rates and fewer income-producing real properties, we receive less rental revenue as a percentage of our total revenue. In order to comply with the 75% gross income test for each taxable year, we may be required to reduce interest payments on our investments in cash and cash equivalents, contribute cash to our taxable REIT subsidiary which is subject to U.S. federal and state income tax, or take other steps which could adversely affect our cash flow. We may also be required to invest some or all of our cash and cash equivalents in qualifying investments in real estate assets, including mortgages on real property and investments in assets that we do not control, and such investments may have more risks than investments in cash and cash equivalents.
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

Item 1B.    Unresolved Staff Comments.
None.

Item 1C.    Cybersecurity.
The Company maintains a cybersecurity program focused on preventing, identifying and mitigating cyber threats applicable to its business as an owner and operator of commercial office properties. Our Board oversees our cybersecurity program through its Audit Committee, which meets regularly with the Company’s executive officers and senior personnel from the Company’s IT department, which manages the program on a day-to-day basis. The Company’s cybersecurity program is integrated into its overall risk management processes.
Risk Management and Strategy
The Company employs a number of cybersecurity measures intended to reduce the likelihood that cybersecurity incidents materialize, including: (i) employing a variety of reputable and recognized hardware, software and other security measures in the design and maintenance of our information technology and data security systems; (ii) conducting periodic testing and verification of information and data security systems, including engaging third-party assessors to perform penetration testing of our systems to identify vulnerabilities; (iii) confirming with our critical vendors whether they have had cyber breaches of their IT systems or otherwise involving Company information; (iv) verifying third-party IT system integrity through a review of System and Organization (“SOC”) audit review reports provided by certain of our vendors; and (v) providing onboarding and other periodic employee security awareness training relating to phishing and other scams, malware and various cyber-related risks. We have also engaged third-party vendors to assist with incident detection and monitoring and to implement and maintain other cybersecurity measures specific to our operations and portfolio properties.
The Company has created and maintains processes that provide a playbook in the event of a cyber incident. These processes provide assessment and response tools designed to mitigate damage from attacks and integrate third-party digital forensics and legal providers and law enforcement in the Company’s response plan. The Company also has instituted a variety of safeguards to counter ransomware threats.
The Company has integrated its cybersecurity program into its overall risk management processes by instituting corporate measures and protocols that apply to ensure ongoing operations in the event of a disaster or major business disruption affecting the corporate headquarters, infrastructure or key personnel, as well as similar processes in case of a crisis-related event at our portfolio properties. Our employee guidelines also address employee computer usage, including a variety of restrictions and protocols intended to enhance cybersecurity and reduce the risk of a successful cyber-attack.
Material Effects from Risks of Cybersecurity Threats
We do not believe any risks from cybersecurity threats, including any past cybersecurity incidents, have materially affected the Company, including our business strategy, results of operations or financial condition. There can be no assurances, however, that we or our third-party service providers will not experience a future system disruption, attack or security breach that materially impacts the Company, our business strategy, results of operations or financial condition. For more information refer to “Item 1A. Risk Factors—Risks Related to Our Business—We rely on information technology in our operations, and any material failure, inadequacy or security failure of that technology could harm our business”.
Board of Trustees’ and Management Oversight
Our Board of Trustees oversees our cybersecurity program and initiatives through its Audit Committee. The Audit Committee, in consultation with management, actively oversees and manages the Company’s cybersecurity risk, including periodically reviewing our policies and procedures with respect to risk assessment and risk management.
As part of its cybersecurity oversight role, the Audit Committee meets regularly with the Company’s executive officers and senior IT personnel to discuss the Company’s policies, procedures and other measures put in place to protect its business systems and information against cyber-related attacks and risks, as well as to discuss recent cyber and IT trends.
Through the policies, plans, guidelines and processes the Company has implemented, any material cybersecurity incident would be reported to our executive officers as well as the Audit Committee and/or the Board.
Cybersecurity Personnel Resources
The Company’s cybersecurity program is managed by our IT department, which is led by our SVP - Information Technology, who has a Master of Business Administration degree and a Master Certification in Cybersecurity from Colorado State University. Our IT department has more than 25 years of combined experience. The members of our IT department have experience with network and system security, backup and recovery strategies and software design and implementation. Areas of substantial experience also include IT audits and anti-phishing training, as well as server installation, configuration and administration.

Item 2.    Properties.
General.    As of December 31, 2023, we had real estate investments totaling $411.9 million in four properties (eight buildings), that were leased to 98 tenants. We account for the operations of all our properties in one reporting segment. As of December 31, 2023, we owned the following real estate (dollars in thousands):

Property	State	Number of Buildings	Undepreciated Carrying Value	Depreciated Carrying Value	Annualized Rental Revenue(1)
1225 Seventeenth Street (17th Street Plaza)	CO	1	$175,987	$110,816	$29,823
1250 H Street, NW	DC	1	76,023	34,262	7,032
206 East 9th Street (Capitol Tower)	TX	1	54,675	40,672	8,588
Bridgepoint Square	TX	5	105,202	45,602	12,743
Total		8	$411,887	$231,352	$58,186
(1)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of December 31, 2023, plus estimated recurring expense reimbursements; excludes lease value amortization, straight-line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.
As of December 31, 2023, we did not have any properties encumbered by mortgage notes.

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

PART II
Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Our common shares are traded on the NYSE (symbol: EQC). As of February 5, 2024, there were 939 shareholders of record of our common shares. However, because many of our common shares are held by brokers and other institutions on behalf of shareholders, we believe that there are considerably more beneficial holders of our common shares than record holders.
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
In February 2023, 2022 and 2021, the number of earned awards for recipients of the Company’s restricted stock units and market-based LTIP Units granted in January 2020, 2019, and 2018, respectively, was determined. Pursuant to the terms of such awards, we paid one-time catch-up cash distributions to these recipients in the aggregate amounts of $1.8 million, $1.5 million, and $6.0 million, in February 2023, 2022, and 2021, respectively, for distributions to common shareholders and unitholders declared by our Board of Trustees during such awards’ performance measurement period.
The timing and amount of future distributions is determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, our results of operations, our financial condition, debt and equity capital available to us, our expectations of our future capital requirements and operating performance, including our FFO, our Normalized FFO, and our cash available for distribution, restrictive covenants in our financial or other contractual arrangements (including those in our senior notes indenture), tax law requirements to qualify for taxation as and to remain a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations and fund acquisitions. If our taxable income exceeds our net operating loss carryforwards, we will be required to make a distribution of at least 90% of our taxable income to maintain our qualification as a REIT. Whether we will make a distribution in 2024 and the timing of any such distribution remains uncertain. There can be no assurance that we will pay distributions in the future.
Issuer Repurchases
Common Share Repurchase Program
On March 15, 2022, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares through June 30, 2023. On June 13, 2023, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares from July 1, 2023 through June 30, 2024.
During the year ended December 31, 2023, we repurchased and retired 3,018,411 of our common shares at a weighted average price of $18.78 per share, for a total investment of $56.7 million. As of December 31, 2023, we had $93.3 million of remaining availability under our share repurchase program, which expires on June 30, 2024.
Unregistered Sales of Securities
There were no unregistered sales of equity securities during the year ended December 31, 2023.
Performance Graph
Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act or the Exchange Act that might incorporate SEC filings, in whole or in part, the following performance graph will not be incorporated by reference into any such filings.
The following graph compares the cumulative total shareholder return of our common shares for the period from

December 31, 2018 to December 31, 2023, to the Nareit All REITs Index, Standard & Poor’s 500 Index (S&P 500 Index), and to the Nareit Equity Office Index over the same period. The graph assumes an investment of $100.00 in our common shares and each index and the reinvestment of all distributions. The shareholder return shown on the graph below is not indicative of future performance.

	Period Ended
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Equity Commonwealth	$100.00	$121.82	$114.67	$108.86	$109.33	$100.57
Nareit All REITs Index	$100.00	$128.07	$120.56	$168.64	$126.30	$140.81
S&P 500 Index	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
Nareit Equity Office Index	$100.00	$131.42	$107.19	$130.77	$81.58	$83.23
Source: S&P Global Market Intelligence

Item 6. [Reserved]
Not applicable.
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OBJECTIVE
The objective of this section of this Annual Report on Form 10-K is to provide a discussion and analysis, from management’s perspective, of the material information necessary to assess our financial condition, results of operations, liquidity and cash flows for the year ended December 31, 2023. In addition, we have also included a discussion of any material events or uncertainties that we believe are reasonably likely to cause our 2023 financial results to not be indicative of future results. We also discuss potential business opportunities that we may pursue and the uncertainties associated with such pursuit. We have included an executive summary to identify what we believe are the more important items that affected our 2023 financial results, including both our business activities as well as events outside of our control. In addition to the executive summary, we encourage you to read the entire discussion in this section of our material financial and statistical data together with our consolidated financial statements and the accompanying notes that are included in Part IV, Item 15 of this Annual

Report on Form 10-K. The full discussion analyzes in detail our financial condition, results of operations, liquidity and cash flows, including comparisons of our 2023 and 2022 financial results. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

OVERVIEW
 We are an internally managed and self-advised REIT primarily engaged in the ownership and operation of office properties in the United States. We were formed in 1986 under Maryland law. The Company operates as an UPREIT, conducting substantially all of its activities through the Operating Trust. As of December 31, 2023, the Company beneficially owned 99.79% of the outstanding OP Units.
As of December 31, 2023, our portfolio consisted of four properties (eight buildings), with a combined 1.5 million square feet, and we had $2.2 billion of cash and cash equivalents.
We use leasing and occupancy metrics to evaluate the performance of our properties. We believe these metrics provide useful information to investors because they reflect the leasing activity and vacant space at the properties and may facilitate comparisons of our leasing and occupancy metrics with other REITs and real estate companies.
As of December 31, 2023, our overall portfolio was 81.2% leased. During the year ended December 31, 2023, we entered into leases for 214,000 square feet, including lease renewals for 157,000 square feet and new leases for 57,000 square feet.  Leases entered into during the year ended December 31, 2023, including both lease renewals and new leases, had weighted average cash rental rates that were approximately 1.6% higher than prior rental rates for the same space and weighted average GAAP rental rates that were approximately 13.7% higher than prior rental rates for the same space. The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatements, the magnitude and timing of contractual rent increases over the lease term, and the length of term for the newly executed leases compared to the prior leases. Percent change in GAAP and cash rents is a comparison of current rent, including estimated tenant expense reimbursements, if any, to the rent, including actual/projected tenant expense reimbursements, if any, last received for the same space on a GAAP and cash basis, respectively. Cash rent during the reporting period is calculated before deducting any initial period free rent.
On February 13, 2023, our Board of Trustees declared a special, one-time cash distribution of $4.25 per common share/unit to shareholders/unitholders of record on February 23, 2023. On March 9, 2023, we paid this distribution to such shareholders/unitholders in the aggregate amount of $468.3 million.
We have engaged CBRE to provide property management services. We pay CBRE a property-by-property management fee and may engage CBRE from time-to-time to perform project management services, such as coordinating and overseeing the completion of tenant improvements and other capital projects at the properties. We reimburse CBRE for certain expenses incurred in the performance of its duties, including certain personnel and equipment costs. For the years ended December 31, 2023 and 2022, we incurred expenses of $3.2 million and $3.0 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a percentage of the properties’ revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of December 31, 2023 and 2022, we had amounts payable pursuant to these services of $0.4 million and $0.4 million, respectively.
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
Our business has been and is continuing to be impacted by economic uncertainty and an overall slowdown in the office leasing market following the COVID-19 pandemic due to a variety of factors, including tenant uncertainty regarding office space needs given the evolving remote and hybrid working trends and other factors impacting the demand for office space. Many of our employees and the majority of our tenants’ employees are currently working at least in part remotely, with many businesses reassessing their long-term demand for office space. Overall, our business has experienced a significant reduction in leasing interest and activity as well as parking revenue when compared to pre-pandemic levels. As of December 31, 2023 and December 31, 2019, our comparable property portfolio was 81.2% and 91.5% leased, respectively. The duration of these business disruptions continues to be unknown at this time, and we currently are not able to estimate the full impact of the overall slowdown in the office leasing market on our business.

Property Operations
 Leased occupancy data for 2023 and 2022 are as follows (square feet in thousands):

	All Properties		Comparable Properties(1)
	As of December 31,		As of December 31,
	2023	2022	2023	2022
Total properties	4	4	4	4
Total square feet	1,521	1,507	1,521	1,507
Percent leased(2)	81.2%	82.8%	81.2%	82.8%
(1)Based on properties owned continuously from January 1, 2022 through December 31, 2023.
(2)Percent leased is the percent of space subject to signed leases. Percent leased is disclosed to quantify the ratio of leased square feet to rentable square feet and we believe it provides useful information as to the proportion of rentable square feet subject to a lease.
 The weighted average lease term based on square feet for leases entered into during the year ended December 31, 2023 was 5.2 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for leases entered into during the year ended December 31, 2023 totaled $9.6 million, or $44.70 per square foot on average (approximately $8.60 per square foot per year of the lease term).
 As of December 31, 2023, approximately 17.1% of our leased square feet and 15.7% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2024.  Renewal and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring in 2024, that have not been backfilled, are approximately market. Lease expirations by year, as of December 31, 2023, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring(1)	Leased Square Feet Expiring(2)	% of Leased Square Feet Expiring(2)	Cumulative % of Leased Square Feet Expiring(2)	Annualized Rental Revenue Expiring(3)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2024	25	212	17.1%	17.1%	$9,102	15.7%	15.7%
2025	7	137	11.1%	28.2%	6,362	10.9%	26.6%
2026	11	80	6.5%	34.7%	4,096	7.0%	33.6%
2027	16	226	18.3%	53.0%	10,964	18.9%	52.5%
2028	10	119	9.6%	62.6%	5,242	9.0%	61.5%
2029	9	147	11.9%	74.5%	6,187	10.6%	72.1%
2030	8	147	11.9%	86.4%	7,466	12.8%	84.9%
2031	4	58	4.7%	91.1%	2,553	4.4%	89.3%
2032	1	32	2.6%	93.7%	1,954	3.4%	92.7%
2033	3	23	1.9%	95.6%	1,398	2.4%	95.1%
Thereafter	4	54	4.4%	100.0%	2,862	4.9%	100.0%
	98	1,235	100.0%		$58,186	100.0%

Weighted average remaining lease term (in years):		4.0			4.2
(1)Tenants with leases expiring in multiple years are counted in each year they expire.
(2)Leased Square Feet as of December 31, 2023 includes space subject to leases that have commenced for revenue recognition purposes in accordance with GAAP, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants. The Leased Square Feet Expiring corresponds to the latest-expiring signed lease for a given suite. Thus, backfilled suites expire in the year stipulated by the new lease.
(3)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of December 31, 2023, plus estimated recurring expense reimbursements; excludes lease value amortization, straight-line rent adjustments, abated (free) rent periods and parking revenue.  We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.
The principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of December 31, 2023, tenants representing 2.5% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant		Square Feet(1)	% of Total Leased Square Feet(1)	% of Annualized Rental Revenue(2)	Weighted Average Remaining Lease Term
1.	Equinor Energy Services, Inc.	80	6.5%	5.9%	—
2.	Salesforce.com, Inc.	66	5.3%	5.4%	1.9
3.	Crowdstrike, Inc.	48	3.9%	5.1%	6.2
4.	KPMG, LLP	66	5.3%	4.9%	5.4
5.	CBRE, Inc.	41	3.3%	3.7%	4.3
6.	RSM US LLP	32	2.6%	3.4%	8.4
7.	Jones Lang LaSalle Americas, Inc.	42	3.4%	3.3%	6.5
8.	SonarSource US, Inc.	28	2.3%	3.0%	3.7
9.	Alden Torch Financial, LLC	35	2.8%	2.8%	3.2
	Total	438	35.4%	37.5%	4.0
(1)Total Leased Square Feet as of December 31, 2023 includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants.
(2)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of December 31, 2023, plus estimated recurring expense reimbursements; excludes lease value amortization, straight-line rent adjustments, abated (free) rent periods and parking revenue.  We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

RESULTS OF OPERATIONS
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Year Ended December 31,
	2023	2022	$ Change	% Change	2023	2022	2023	2022	$ Change	% Change
	(in thousands)
Rental revenue	$55,334	$58,912	(3,578)	(6.1)%	$2	$(149)	$55,336	$58,763	$(3,427)	(5.8)%
Other revenue	5,170	4,362	808	18.5%	18	15	5,188	4,377	811	18.5%
Operating expenses	(27,448)	(25,928)	(1,520)	5.9%	(14)	1,744	(27,462)	(24,184)	(3,278)	13.6%
Net operating income(3)	$33,056	$37,346	$(4,290)	(11.5)%	$6	$1,610	33,062	38,956	(5,894)	(15.1)%
Other expenses:
Depreciation and amortization							17,444	17,810	(366)	(2.1)%
General and administrative							36,974	30,378	6,596	21.7%
Total other expenses							54,418	48,188	6,230	12.9%
Interest and other income, net							114,667	46,945	67,722	144.3%
Gain on sale of properties, net							—	97	(97)	(100.0)%
Income before income taxes							93,311	37,810	55,501	146.8%
Income tax expense							(1,866)	(453)	(1,413)	311.9%
Net income							91,445	37,357	54,088	144.8%
Net income attributable to noncontrolling interest							(281)	(94)	(187)	198.9%
Net income attributable to Equity Commonwealth							91,164	37,263	53,901	144.7%
Preferred distributions							(7,988)	(7,988)	—	—%
Net income attributable to Equity Commonwealth common shareholders							$83,176	$29,275	$53,901	184.1%
(1)Comparable properties consist of four properties we owned continuously from January 1, 2022 to December 31, 2023.
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
Rental revenue. Rental revenue at the comparable properties decreased $3.6 million, or 6.1%, in the 2023 period, compared to the 2022 period, primarily due to the $1.9 million collection of a previously reserved receivable in 2022, a $0.9 million decrease in base rent due to a decrease in commenced occupancy, a $0.8 million decrease in real estate tax recoveries and a $0.5 million decrease in lease termination fees, partially offset by a $0.5 million increase in escalations. Excluding the collection of the previously reserved receivable, rental revenue at the comparable properties decreased $1.7 million, or 2.9%, in the 2023 period, compared to the 2022 period.
Other revenue. Other revenue, which primarily includes parking revenue, increased $0.8 million, or 18.5% in the 2023 period, compared to the 2022 period primarily due to an increase in parking demand.
Operating expenses. Operating expenses increased $3.3 million, or 13.6%, in the 2023 period, compared to the 2022 period, due to a $1.8 million real estate tax refund received at a sold property in 2022 and a $1.5 million increase in operating expenses at the comparable properties. Operating expenses increased $1.5 million, or 5.9%, at the comparable properties in the 2023 period, compared to the 2022 period, primarily due to a $1.1 million increase in pre-leasing demolition costs, a $0.2 million increase in maintenance and repairs, a $0.2 million increase in utilities expense, a $0.2 million increase in salary expense, a $0.2 million increase in HVAC expense, a $0.1 million increase in security expense and a $0.1 million increase in parking garage expense, partially offset by a $0.9 million decrease in real estate tax expense.
General and administrative. General and administrative expenses increased $6.6 million, or 21.7% in the 2023 period, compared to the 2022 period, primarily due to $6.0 million of compensation expenses related to the passing of our former chairman in the 2023 period, a $1.1 million increase in bonus expense, a $0.5 million increase in payroll expense and a $0.3 million increase in payroll taxes primarily due to refunds received in 2022, partially offset by a $0.7 million decrease in share-

based compensation expenses and a $0.6 million decrease in compensation expenses related to severance. Excluding the $6.0 million of compensation expense related to the passing of our former chairman in the 2023 period, general and administrative expenses increased $0.6 million, or 2.1%, in the 2023 period, compared to the 2022 period.
Interest and other income, net. Interest and other income, net increased $67.7 million, or 144.3%, in the 2023 period, compared to the 2022 period, primarily due to more interest received from higher average interest rates, partially offset by lower average cash balances.
Gain on sale of properties, net. We did not have any gain on sale of properties, net in the 2023 period. Gain on sale of properties, net of $0.1 million in the 2022 period relates to adjustments to prior period sales.
Income tax expense. Income tax expense increased $1.4 million, or 311.9%, in the 2023 period, compared to the 2022 period, primarily due to an increase in federal income taxes at our taxable REIT subsidiary.
Net income attributable to noncontrolling interest. From 2017 through 2022, we granted LTIP Units to certain of our trustees and employees. Net income attributable to noncontrolling interest of $0.3 million in the 2023 period and $0.1 million in the 2022 period, relates to the allocation of income to the LTIP/OP Unit holders.

LIQUIDITY AND CAPITAL RESOURCES
Our Operating Liquidity and Resources
As of December 31, 2023, we had $2.2 billion of cash and cash equivalents.  We expect to use our cash balances, cash flow from our operations and proceeds of any future property sales to fund our operations, make distributions, repurchase our common shares, make investments in properties or businesses, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.
Our future cash flows from operating activities will depend on our ability to collect rent from our current tenants under their leases. Our ability to collect rent and generate parking revenue in the near term may continue to be adversely impacted by the market disruption caused by economic uncertainty and an overall slowdown in the office leasing market following the COVID-19 pandemic, including remote and hybrid working trends and other factors impacting the demand for office space. We cannot predict the ultimate impact of the overall slowdown in the office leasing market on our results of operations.
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
Net cash flows provided by (used in) operating, investing and financing activities were $122.3 million, $(5.7) million and $(538.3) million, respectively, for the year ended December 31, 2023, and $65.0 million, $(3.5) million and $(280.3) million, respectively, for the year ended December 31, 2022.  Changes in these three categories of our cash flows between 2023 and 2022 are primarily related to an increase in interest income as a result of higher average interest rates partially offset by lower average balances in 2023, repurchase of our common shares and distributions to common shareholders.
Our Investment and Financing Liquidity and Resources
On February 13, 2023, our Board of Trustees declared a special, one-time cash distribution of $4.25 per common share/unit to shareholders/unitholders of record on February 23, 2023. On March 9, 2023, we paid this distribution to such shareholders/unitholders in the aggregate amount of $468.3 million.
During the year ended December 31, 2023, we paid an aggregate of $8.0 million of distributions on our series D preferred shares.  On January 16, 2024, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on February 15, 2024 to shareholders of record on January 31, 2024.
On June 13, 2023, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares under our share repurchase program from July 1, 2023 through June 30, 2024. During the year ended December 31, 2023, we repurchased and retired 3,018,411 of our common shares at a weighted average price of $18.78 per share, for a total investment of $56.7 million. As of December 31, 2023, we had $93.3 million of remaining availability under our share repurchase program, which expires on June 30, 2024.
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
During the years ended December 31, 2023, 2022 and 2021 amounts capitalized at our properties for tenant improvements, leasing costs and building improvements were as follows (amounts in thousands):

	Years Ended December 31,
	2023	2022	2021
Tenant improvements(1)	$3,977	$3,405	$5,442
Leasing costs(2)	2,631	2,899	1,498
Building improvements(3)	3,661	597	884
(1)Tenant improvements include capital expenditures to improve tenants’ spaces.
(2)Leasing costs include leasing commissions and related legal expenses.
(3)Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.
During the year ended December 31, 2023, commitments made for expenditures in connection with leasing space at our properties were as follows (dollar and square foot measures in thousands):

	New Leases	Renewals	Total
Square feet leased during the period	57	157	214
Tenant improvements and leasing commissions	$4,198	$5,363	$9,561
Tenant improvements and leasing commissions per square foot	$73.65	$34.16	$44.70
Weighted average lease term by square foot (years)(1)	5.7	5.0	5.2
Tenant improvements and leasing commissions per square foot per year of lease term	$12.92	$6.83	$8.60
(1)For renewal lease terms, if the existing rents of an original lease term are modified, the new term starts at the rent modification date. Weighted average lease term generally excludes renewal options.
Committed but unspent tenant related obligations are leasing commissions and tenant improvements. Based on existing leases as of December 31, 2023, committed but unspent tenant related obligations were $13.1 million.
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
The following table provides a reconciliation of net income (loss) to FFO attributable to Equity Commonwealth common shareholders and unitholders and a reconciliation to Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders (in thousands):

	Years Ended December 31,
	2023	2022	2021
Reconciliation to FFO:
Net income (loss)	$91,445	$37,357	$(16,429)
Real estate depreciation and amortization	17,409	17,652	17,593
Gain on sale of properties, net	—	(97)	—
FFO attributable to Equity Commonwealth	108,854	54,912	1,164
Preferred distributions	(7,988)	(7,988)	(7,988)
FFO attributable to Equity Commonwealth common shareholders and unitholders	$100,866	$46,924	$(6,824)

Reconciliation to Normalized FFO:
FFO attributable to Equity Commonwealth common shareholders and unitholders	$100,866	$46,924	$(6,824)
Straight-line rent adjustments	(93)	238	(1,407)
Former chairman accelerated compensation expense	5,957	—	—
Sold property expense included in interest and other income, net	—	—	(225)
Executive severance expense	—	—	7,107
Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders	$106,730	$47,162	$(1,349)
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

A reconciliation of NOI to net income (loss) for the years ended December 31, 2023, 2022 and 2021, is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Rental revenue	$55,336	$58,763	$54,927
Other revenue	5,188	4,377	3,075
Operating expenses	(27,462)	(24,184)	(25,893)
NOI	$33,062	$38,956	$32,109

NOI	$33,062	$38,956	$32,109
Depreciation and amortization	(17,444)	(17,810)	(17,774)
General and administrative	(36,974)	(30,378)	(37,444)
Interest and other income, net	114,667	46,945	6,800
Gain on sale of properties, net	—	97	—
Income (loss) before income taxes	93,311	37,810	(16,309)
Income tax expense	(1,866)	(453)	(120)
Net income (loss)	$91,445	$37,357	$(16,429)
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
RELATED PERSON TRANSACTIONS
For information about our related person transactions, see Note 12 of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.
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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2023 our internal control over financial reporting is effective.
Our internal control over financial reporting has been audited as of December 31, 2023 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-2.

Item 9B.    Other Information.
During the three months ended December 31, 2023, none of our trustees or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408 of Regulation S-K).

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Our Code of Business Conduct and Ethics applies to all our representatives, including our officers and Trustees. Our Code of Business Conduct and Ethics is posted on our website, www.eqcre.com. A printed copy of our Code of Business Conduct and Ethics is also available free of charge to any person who requests a copy by writing to our Secretary, Equity Commonwealth, Two North Riverside Plaza, Suite 2000, Chicago, IL 60606. We have disclosed and intend to disclose any amendments or waivers to our Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.
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

Exhibit Number	Description

10.3	Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company's Current Report on Form 8-K filed June 18, 2015.)

10.4	Amendment No. 1 to the Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed February 18, 2016.)

10.5	Amendment No. 2 to the Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company's Registration Statement on Form S-8 filed July 16, 2019.)

10.6	Amendment No. 3 to the Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company's Registration Statement on Form S-8 filed August 1, 2023.)

10.7	Form of Restricted Stock Agreement for Employees under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Filed herewith.)

10.8	Form of Restricted Stock Unit Agreement for Employees under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Filed herewith.)

10.9	Form of Time-Based LTIP Unit Agreement for Employees under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Filed herewith.)

10.10	Form of Performance-Based LTIP Unit Agreement for Employees under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Filed herewith.)

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

10.17	Summary of Trustee Compensation. (+) (Filed herewith.)

10.18	Change in Control Agreement, dated as of April 24, 2019, by and between the Company, Equity Commonwealth Management LLC and David Helfand. (+) (†) (Filed herewith.)

21.1	Subsidiaries of the Company. (Filed herewith.)

23.1	Consent of Ernst & Young LLP. (Filed herewith.)

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

97.1	Equity Commonwealth Clawback Policy (Filed herewith.)

101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(+)    Management contract or compensatory plan or arrangement.

† Change in Control Agreement, dated April 24, 2019 by and between the Company, Equity Commonwealth Management LLC and David Helfand is being filed herewith solely to update the Form of Waiver and Release Agreement attached thereto as Exhibit A. Pursuant to Instruction 2 of Item 601 of Regulation S-K, Registrant has omitted certain change in control agreements (the “Omitted CIC Agreements”), which are substantially identical in all material respects except as to the parties thereto, the dates of execution, or other details. The below schedule identifies the Omitted CIC Agreements. The only term in the Omitted CIC Agreements that differs from the change in control agreement filed herewith is the term of coverage under the Company’s group health plan, which is 24 months under Section 3(a)(iv) of the Omitted CIC Agreements. The Registrant hereby agrees to file the Omitted CIC Agreements upon request by the Commission.

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

Dated: February 13, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities set forth below and on the dates indicated.

Signature	Title	Date
/s/ David A. Helfand	Chair of the Board, President and Chief Executive Officer (principal executive officer)	February 13, 2024
David A. Helfand

/s/ William H. Griffiths	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 13, 2024
William H. Griffiths

/s/ Andrew M. Levy	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 13, 2024
Andrew M. Levy

/s/ Ellen-Blair Chube	Trustee	February 13, 2024
Ellen-Blair Chube

/s/ Martin L. Edelman	Trustee	February 13, 2024
Martin L. Edelman

/s/ Peter Linneman	Trustee	February 13, 2024
Peter Linneman

/s/ Mary Jane Robertson	Trustee	February 13, 2024
Mary Jane Robertson

/s/ Gerald A. Spector	Trustee	February 13, 2024
Gerald A. Spector

/s/ James A. Star	Trustee	February 13, 2024
James A. Star

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Equity Commonwealth
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Equity Commonwealth (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2024 expressed an unqualified opinion thereon.
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
February 13, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Equity Commonwealth
Opinion on Internal Control Over Financial Reporting
We have audited Equity Commonwealth’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Equity Commonwealth (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Equity Commonwealth as of December 31, 2023 and 2022, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed at Item 15(a) and our report dated February 13, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Chicago, Illinois
February 13, 2024

EQUITY COMMONWEALTH
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2023	2022
ASSETS
Real estate properties:
Land	$44,060	$44,060
Buildings and improvements	367,827	364,063
	411,887	408,123
Accumulated depreciation	(180,535)	(169,530)
	231,352	238,593
Cash and cash equivalents	2,160,535	2,582,222
Rents receivable	15,737	16,009
Other assets, net	17,417	18,061
Total assets	$2,425,041	$2,854,885

LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$27,298	$25,935
Rent collected in advance	1,990	2,355
Distributions payable	5,640	2,863
Total liabilities	34,928	31,153
Commitments and contingencies
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6.50% cumulative convertible; 4,915,196 shares issued and outstanding, aggregate liquidation preference of $122,880	119,263	119,263
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 106,847,438 and 109,428,252 shares issued and outstanding, respectively	1,068	1,094
Additional paid in capital	3,935,873	3,979,566
Cumulative net income	3,926,979	3,835,815
Cumulative common distributions	(4,864,440)	(4,393,522)
Cumulative preferred distributions	(733,676)	(725,688)
Total shareholders’ equity	2,385,067	2,816,528
Noncontrolling interest	5,046	7,204
Total equity	2,390,113	2,823,732
Total liabilities and equity	$2,425,041	$2,854,885
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	December 31,
	2023	2022	2021
Revenues:
Rental revenue	$55,336	$58,763	$54,927
Other revenue	5,188	4,377	3,075
Total revenues	60,524	63,140	58,002
Expenses:
Operating expenses	27,462	24,184	25,893
Depreciation and amortization	17,444	17,810	17,774
General and administrative	36,974	30,378	37,444
Total expenses	81,880	72,372	81,111
Interest and other income, net	114,667	46,945	6,800
Gain on sale of properties, net	—	97	—
Income (loss) before income taxes	93,311	37,810	(16,309)
Income tax expense	(1,866)	(453)	(120)
Net income (loss)	91,445	37,357	(16,429)
Net (income) loss attributable to noncontrolling interest	(281)	(94)	33
Net income (loss) attributable to Equity Commonwealth	91,164	37,263	(16,396)
Preferred distributions	(7,988)	(7,988)	(7,988)
Net income (loss) attributable to Equity Commonwealth common shareholders	$83,176	$29,275	$(24,384)

Weighted average common shares outstanding — basic	108,841	111,674	121,411
Weighted average common shares outstanding — diluted	110,185	112,825	121,411
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.76	$0.26	$(0.20)
Diluted	$0.75	$0.26	$(0.20)
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands, except share data)

	Equity Commonwealth Shareholders
	Number of Series D Preferred Shares	Series D Preferred Shares	Number of Common Shares	Common Shares	Additional Paid in Capital	Cumulative Net Income	Cumulative Common Distributions	Cumulative Preferred Distributions	Noncontrolling Interest	Total
Balance at December 31, 2020	4,915,196	$119,263	121,522,555	$1,215	$4,294,632	$3,814,948	$(4,283,668)	$(709,712)	$6,486	$3,243,164
Net loss	—	—	—	—	—	(16,396)	—	—	(33)	(16,429)
Repurchase of shares	—	—	(6,735,810)	(67)	(174,340)	—	—	—	—	(174,407)
Surrender of shares for tax withholding	—	—	(245,560)	(2)	(7,079)	—	—	—	—	(7,081)
Share-based compensation	—	—	664,633	6	14,555	—	—	—	881	15,442
Distributions	—	—	—	—	—	—	2,473	(7,988)	96	(5,419)
Adjustment for noncontrolling interest	—	—	—	—	888	—	—	—	(888)	—
Balance at December 31, 2021	4,915,196	119,263	115,205,818	1,152	4,128,656	3,798,552	(4,281,195)	(717,700)	6,542	3,055,270
Net income	—	—	—	—	—	37,263	—	—	94	37,357
Repurchase of shares	—	—	(6,110,646)	(61)	(155,649)	—	—	—	—	(155,710)
Surrender of shares for tax withholding	—	—	(160,506)	(2)	(4,158)	—	—	—	—	(4,160)
Share-based compensation	—	—	493,586	5	10,455	—	—	—	1,479	11,939
Contributions	—	—	—	—	—	—	—	—	1	1
Distributions	—	—	—	—	—	—	(112,327)	(7,988)	(650)	(120,965)
Adjustment for noncontrolling interest	—	—	—	—	262	—	—	—	(262)	—
Balance at December 31, 2022	4,915,196	119,263	109,428,252	1,094	3,979,566	3,835,815	(4,393,522)	(725,688)	7,204	2,823,732
Net income	—	—	—	—	—	91,164	—	—	281	91,445
Repurchase of shares	—	—	(3,018,411)	(30)	(56,773)	—	—	—	—	(56,803)
Surrender of shares for tax withholding	—	—	(134,193)	(1)	(3,394)	—	—	—	—	(3,395)
Share-based compensation	—	—	436,398	4	13,255	—	—	—	2,718	15,977
Distributions	—	—	—	—	—	—	(470,918)	(7,988)	(1,937)	(480,843)
OP Unit redemption	—	—	135,392	1	2,571	—	—	—	(2,572)	—
Adjustment for noncontrolling interest	—	—	—	—	648	—	—	—	(648)	—
Balance at December 31, 2023	4,915,196	$119,263	106,847,438	$1,068	$3,935,873	$3,926,979	$(4,864,440)	$(733,676)	$5,046	$2,390,113
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$91,445	$37,357	$(16,429)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	14,914	15,230	15,235
Straight-line rental income	(93)	238	(1,407)
Other amortization	2,530	2,580	2,539
Share-based compensation	15,977	11,939	15,442
Net gain on sale of properties	—	(97)	—
Change in assets and liabilities:
Rents receivable and other assets	(1,739)	(6,089)	81
Accounts payable, accrued expenses and other	(401)	5,513	(410)
Rent collected in advance	(365)	(1,631)	1,058
Net cash provided by operating activities	122,268	65,040	16,109

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(5,691)	(3,577)	(6,803)
Proceeds from sale of properties, net	—	97	—
Net cash used in investing activities	(5,691)	(3,480)	(6,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common shares	(60,198)	(159,870)	(181,488)
Contributions from holders of noncontrolling interest	—	1	—
Distributions to common shareholders	(468,232)	(112,199)	(6,024)
Distributions to preferred shareholders	(7,988)	(7,988)	(7,988)
Distributions to holders of noncontrolling interest	(1,846)	(280)	(33)
Net cash used in financing activities	(538,264)	(280,336)	(195,533)

Decrease in cash and cash equivalents	(421,687)	(218,776)	(186,227)
Cash and cash equivalents at beginning of year	2,582,222	2,800,998	2,987,225
Cash and cash equivalents at end of year	$2,160,535	$2,582,222	$2,800,998
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid, net	$1,946	$456	$246

NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$2,881	$934	$509

NON-CASH FINANCING ACTIVITIES:
Distributions payable	$5,640	$2,863	$2,365
OP Unit redemption	2,572	—	—
See accompanying notes.

EQUITY COMMONWEALTH
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization
Equity Commonwealth, or the Company, is a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland. Our business is primarily the ownership and operation of office properties in the United States.
The Company operates in an umbrella partnership real estate investment trust, or UPREIT, and conducts substantially all of its activities through EQC Operating Trust, a Maryland real estate investment trust, or the Operating Trust. The Company beneficially owned, 99.79% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust, or OP Units, as of December 31, 2023, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.
As of December 31, 2023, our portfolio consisted of four properties (eight buildings), with a combined 1.5 million square feet, and we had $2.2 billion of cash and cash equivalents. All numbers of properties, numbers of buildings and square feet are unaudited.
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
Note 2.  Summary of Significant Accounting Policies
Basis of Presentation.    The consolidated financial statements include our investments in 100% owned subsidiaries and majority owned subsidiaries that are controlled by us. References to we, us, our and the Company, refer to Equity Commonwealth and its consolidated subsidiaries as of December 31, 2023, unless the context indicates otherwise. All intercompany transactions and balances have been eliminated.
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
We review our properties for impairment quarterly, or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Impairment indicators may include our decision to dispose of an asset before the end of its estimated useful life, declining tenant occupancy, lack of progress releasing vacant space, tenant bankruptcies, low long-term prospects for improvement in property performance, weak or declining tenant profitability, and cash flow or liquidity. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. The determination of undiscounted cash flow includes consideration of many factors including income to be earned from the investment over our anticipated hold period, holding costs (exclusive of interest), estimated selling prices, and prevailing economic and market conditions. In the event that such expected undiscounted future cash flows do not exceed the carrying values, we estimate the fair value of the assets and record an impairment charge equal to the amount by which the carrying value exceeds the estimated fair value. Estimated fair values are calculated based on the following information, (i) recent third party estimates of market value, (ii) market prices for comparable properties, or (iii) the present value of future cash flows. During the years ended December 31, 2023, 2022 and 2021 we did not record any loss on asset impairment.
When we classify properties as held for sale, we discontinue the recording of depreciation expense and estimate their fair value less costs to sell. If we determine that the carrying value for these properties exceed their estimated fair value less costs to sell, we record a loss on asset impairment. As of December 31, 2023 and 2022, we did not have any properties classified as held for sale.
Certain of our real estate assets contain hazardous substances, including asbestos. We believe any asbestos in our buildings is contained in accordance with current regulations. If we remove the asbestos or renovate or demolish these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed. We do not believe that there are other environmental conditions or issues at any of our properties that have had or will have a material adverse effect on us. However, no assurances can be given that conditions or issues are not present at our properties or that costs we may be required to incur in the future to remediate contamination or comply with environmental, health and safety laws will not have a material adverse effect on our business or financial condition. As of December 31, 2023 and 2022, we did not have any accrued environmental remediation costs.
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

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Earnings Per Common Share.    Earnings per common share, or EPS, is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if our series D convertible preferred shares, our restricted share units, or RSUs, or beneficial interests in the Operating Trust, or LTIP Units, were converted into our common shares, which could result in a lower EPS amount. The effect of our series D convertible preferred shares on net income attributable to common shareholders is anti-dilutive for the years ended December 31, 2023, 2022 and 2021.
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
New Accounting Pronouncements. In November 2023, the FASB issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves the disclosures about a public entity's reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment's expenses. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We do not expect the adoption of ASU 2023-07 to have a material impact on our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. This update is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We do not expect the adoption of ASU 2023-09 to have a material impact on our consolidated financial statements.

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.  Real Estate Properties
Acquisitions and Expenditures
We did not make any acquisitions during the years ended December 31, 2023, 2022 or 2021.
During the years ended December 31, 2023, 2022, and 2021, we made improvements, excluding tenant-funded improvements, to our properties totaling $7.6 million, $4.0 million and $6.3 million, respectively.
We committed $9.6 million for expenditures related to 0.2 million square feet of leases executed during 2023. Committed but unspent tenant related obligations are leasing commissions and tenant improvements. Based on existing leases as of December 31, 2023, committed but unspent tenant related obligations were $13.1 million.
Property Dispositions:
We did not sell any properties during the years ended December 31, 2023, 2022 or 2021.
Lease Payments
Our real estate properties are generally leased on gross lease and modified gross lease bases pursuant to non-cancelable, fixed term operating leases expiring between 2024 and 2035. These gross leases and modified gross leases require us to pay all or some property operating expenses and to provide all or some property management services. A portion of these property operating expenses are reimbursed by the tenants.
The future minimum lease payments, excluding tenant reimbursement revenue, scheduled to be received by us during the current terms of our leases as of December 31, 2023 are as follows (in thousands):

2024	$34,544
2025	32,955
2026	30,033
2027	25,066
2028	20,031
Thereafter	46,434
$189,063
Rental revenue consists of the following (in thousands):

	December 31,
	2023	2022	2021
Lease payments	$36,008	$37,846	$36,461
Variable lease payments	19,328	20,917	18,466
Rental revenue	$55,336	$58,763	$54,927

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Other Assets
Deferred Leasing Costs and Capitalized Lease Incentives
The following table summarizes our deferred leasing costs and capitalized lease incentives as of December 31, 2023, and 2022 (in thousands):

	December 31,
	2023	2022
Deferred leasing costs	$21,356	$22,034
Accumulated amortization	(10,540)	(11,320)
Deferred leasing costs, net	$10,816	$10,714

Capitalized lease incentives	$3,471	$3,352
Accumulated amortization	(2,278)	(1,873)
Capitalized lease incentives, net	$1,193	$1,479
Future amortization of deferred leasing costs, included in amortization expense, and capitalized lease incentives, included in rental revenues, to be recognized by us during the current terms of our leases as of December 31, 2023 are approximately (in thousands):

	Deferred Leasing Costs	Capitalized Lease Incentives
2024	$2,548	$283
2025	1,833	222
2026	1,811	216
2027	1,411	170
2028	1,098	107
Thereafter	2,115	195
	$10,816	$1,193
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
During the year ended December 31, 2023, we repurchased and retired 3,018,411 of our common shares at a weighted average price of $18.78 per share, for a total investment of $56.7 million. During the year ended December 31, 2022, we repurchased and retired 6,110,646 of our common shares at a weighted average dividend adjusted price of $24.64 per share, for a total investment of $155.5 million. During the year ended December 31, 2021, we repurchased and retired 6,735,810 of our common shares at a weighted average price of $25.85 per share, for a total investment of $174.1 million. The share repurchases in 2022 discussed in this paragraph were completed prior to the special, one-time cash distributions in that year, which was in the amount of $1.00 per common share/unit paid on October 18, 2022. As of December 31, 2023, we had $93.3 million of remaining availability under our share repurchase program, which expires on June 30, 2024.

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years ended December 31, 2023, 2022 and 2021, certain of our employees and former employees surrendered 134,193, 160,506 and 245,560 common shares owned by them, respectively, to satisfy their statutory tax withholding obligations in connection with the vesting of such common shares pursuant to our equity compensation plans.
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
In February 2023, 2022 and 2021, the number of earned awards for recipients of the Company’s restricted stock units and market-based LTIP Units granted in January 2020, 2019, and 2018, respectively, was determined. Pursuant to the terms of such awards, we paid one-time catch-up cash distributions to these recipients in the aggregate amounts of $1.8 million, $1.5 million, and $6.0 million, in February 2023, 2022, and 2021, respectively, for distributions to common shareholders and unitholders declared by our Board of Trustees during such awards’ performance measurement period.
The following characterizes distributions paid per common share for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Ordinary income	63.91%	99.07%	—%
Return of capital	36.09%	0.93%	—%
Capital gain	—%	—%	—%
Unrecaptured Section 1250 gain	—%	—%	—%
	100.00%	100.00%	—%
Series D Preferred Shares:
Each of our 4,915,196 series D cumulative convertible preferred shares accrue dividends of $1.625, or 6.50% per annum of the liquidation amount, payable in equal quarterly payments. Our series D preferred shares are convertible, at the holder’s option, into our common shares at a conversion rate of 0.8204 common shares per series D preferred share, which is equivalent to a conversion price of $30.47 per common share, or 4,032,427 additional common shares at December 31, 2023. The conversion rate changed from 0.6846 to 0.8204 common shares per series D preferred share effective February 24, 2023 as a result of the common share distribution declared by our Board of Trustees in 2023. The conversion rate changed from 0.6585 to 0.6846 common shares per series D preferred share effective September 30, 2022 as a result of the common share distribution declared by our Board of Trustees in 2022.
If our common shares trade at or above the then applicable conversion price, we may, at our option, convert some or all of the series D preferred shares into common shares at the then applicable conversion rate. If a fundamental change occurs, which generally will be deemed to occur upon a change in control or a termination of trading of our common shares (or other equity securities into which our series D preferred shares are then convertible), holders of our series D preferred shares will have a special right to convert their series D preferred shares into a number of our common shares per $25.00 liquidation preference, plus accrued and unpaid distributions, divided by 98% of the average closing market price of our common shares for a specified period before such event is effective, unless we exercise our right to repurchase these series D preferred shares for cash, at a purchase price equal to 100% of their liquidation preference, plus accrued and unpaid distributions. The issuance of a large number of common shares as a result of the exercise of this conversion right after a fundamental change may have a dilutive effect on net income attributable to Equity Commonwealth common shareholders per share for future periods. As of December 31, 2023, we had 4,915,196 outstanding series D preferred shares that were convertible into 4,032,427 of our common shares.

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Preferred Share Distributions:
Under our governing documents and Maryland law, distributions to our shareholders are to be authorized and declared by our Board of Trustees. In 2023, our Board of Trustees declared distributions on our series D preferred shares to date as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
January 13, 2023	January 31, 2023	February 15, 2023	$0.40625
April 13, 2023	April 28, 2023	May 15, 2023	$0.40625
July 13, 2023	July 31, 2023	August 15, 2023	$0.40625
October 16, 2023	October 31, 2023	November 15, 2023	$0.40625
The following characterizes distributions paid per preferred share for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Ordinary income	100.00%	100.00%	—%
Return of capital	—%	—%	100.00%
Capital gain	—%	—%	—%
Unrecaptured Section 1250 gain	—%	—%	—%
	100.0%	100.0%	100.00%
Note 6.  Noncontrolling Interest
Noncontrolling interest represents the portion of the OP Units not beneficially owned by the Company. The ownership of an OP Unit and a common share of beneficial interest have essentially the same economic characteristics. Distributions with respect to OP Units will generally mirror distributions with respect to the Company’s common shares. Unitholders (other than the Company) generally have the right, commencing six months from the date of issuance of such OP Units, to cause the Operating Trust to redeem their OP Units in exchange for cash or, at the option of the Company, common shares of the Company on a one-for-one basis. As sole trustee, the Company has the sole discretion to elect whether the redemption right will be satisfied by the Company in cash or the Company’s common shares. As a result, the Noncontrolling interest is classified as permanent equity. As of December 31, 2023, the portion of the Operating Trust not beneficially owned by the Company is in the form of OP Units and LTIP Units (see Note 8 for a description of LTIP Units). LTIP Units may be subject to additional vesting requirements.
The following table presents the changes in Equity Commonwealth’s issued and outstanding common shares and units for the year ended December 31, 2023:

	Common Shares	OP Units and LTIP Units	Total
Outstanding at January 1, 2023	109,428,252	279,892	109,708,144
Repurchase and surrender of shares	(3,152,604)	—	(3,152,604)
OP Unit redemption	135,392	(135,392)	—
Share-based compensation grants and vesting, net of forfeitures	436,398	81,518	517,916
Outstanding at December 31, 2023	106,847,438	226,018	107,073,456
Noncontrolling ownership interest in the Operating Trust			0.21%
The carrying value of the Noncontrolling interest is allocated based on the number of OP Units and LTIP Units in proportion to the number of OP Units and LTIP Units plus the number of common shares. We adjust the Noncontrolling interest balance at the end of each period to reflect the noncontrolling partners’ interest in the net assets of the Operating Trust. Net income is allocated to the Noncontrolling interest in the Operating Trust based on the weighted average ownership percentage during the period. Equity Commonwealth’s weighted average ownership interest in the Operating Trust was 99.69%, 99.75% and 99.80%, respectively, for the years ended December 31, 2023, 2022 and 2021.

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.  Income Taxes
Our provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
State and local	$(50)	$(103)	$(120)
Federal	(1,816)	(350)	—
Income tax expense	$(1,866)	$(453)	$(120)
During the years ended December 31, 2023, 2022 and 2021, we recorded benefit of $0.1 million, $0.0 million and $0.1 million, respectively, related to uncertain tax positions, as part of our income tax provision.
A reconciliation of our effective tax rate and the U.S. Federal statutory income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Taxes at statutory U.S. federal income tax rate	21.00%	21.00%	21.00%
Dividends paid deduction and net operating loss utilization	(21.00)%	(21.00)%	(21.00)%
Federal taxes	1.95%	0.93%	—%
State and local income taxes	0.05%	0.27%	(0.74)%
Effective tax rate	2.00%	1.20%	(0.74)%
On November 30, 2023 and August 31, 2022, the Company completed internal restructurings intended to comply with Section 351 of the Internal Revenue Code. As a result, for the years ended December 31, 2023 and 2022, the Operating Trust recognized $200.0 million and $82.0 million taxable gains, respectively, for federal income tax purposes. The gains were distributed by the Company and have no impact on the Company’s provision for income taxes for the years ended December 31, 2023 and 2022.
At December 31, 2023 and 2022, we had federal net operating loss, or NOL, carryforwards of $29 million and $29 million, respectively. These amounts can be used to offset future taxable income, if any. The REIT will be entitled to utilize NOL carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. NOLs arising in taxable years ending before January 1, 2018 can generally be carried forward 20 years, with no carryforward limitation on NOLs generated after that date. NOL carryforwards of $18 million expire in 2037 and NOL carryforwards of $11 million never expire.
Note 8. Share-Based Compensation
Equity Commonwealth 2015 Omnibus Incentive Plan (2015 Incentive Plan)
On June 16, 2015, at our 2015 annual meeting of shareholders, our shareholders approved the 2015 Incentive Plan. The 2015 Incentive Plan replaced the Equity Commonwealth 2012 Equity Compensation Plan (as amended, the 2012 Plan). The Board of Trustees approved the 2015 Incentive Plan, subject to shareholder approval, on March 18, 2015 (the Effective Date). On January 26, 2016, the Board of Trustees approved an amendment to the 2015 Incentive Plan to allow the Compensation Committee (Committee) to authorize in an award agreement a transfer of all or a part of certain equity awards not for value to a “family member” (as defined in the 2015 Incentive Plan). At our annual meeting of shareholders on June 20, 2019, our shareholders approved an amendment to the 2015 Incentive Plan to increase the number of common shares of beneficial interest authorized thereunder by 2,500,000 (hereafter, as amended, the 2015 Incentive Plan). At our annual meeting of shareholders on June 13, 2023, our shareholders approved an amendment to the 2015 Incentive Plan to increase the number of common shares of beneficial interest authorized thereunder by 1,650,000 The following description of certain terms of the 2015 Incentive Plan is qualified in all respects by the terms of the 2015 Incentive Plan.
Eligibility. Awards may be granted under the 2015 Incentive Plan to employees, officers and non-employee directors of the Company, its subsidiaries or its affiliates, or consultants and advisors (who are natural persons) providing services to the

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company, its subsidiaries or its affiliates, or any other person whose participation in the 2015 Incentive Plan is determined by the Committee to be in the best interests of the Company.
Term. The 2015 Incentive Plan terminates automatically ten years after the Effective Date, unless it is terminated earlier by the Board of Trustees.
Shares Available for Issuance. Subject to adjustment as provided in the 2015 Incentive Plan, the maximum number of common shares of the Company that are available for issuance under the 2015 Incentive Plan is 7,400,000 shares.
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
2023 Equity Award Activity
On January 26, 2023, the Compensation Committee approved grants in the aggregate amount of 132,794 restricted shares and 269,609 RSUs at target (672,000 RSUs at maximum) to the Company’s officers, certain employees, and to Mr. Zell, the

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During the year ended December 31, 2023, 274,739 RSUs vested, and, as a result, we issued 274,739 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations (see Note 5).
2022 Equity Award Activity
On January 26, 2022, the Compensation Committee approved grants in the aggregate amount of 29,071 time-based LTIP Units, 59,024 market-based LTIP Units at target (147,117 market-based LTIP Units at maximum) 92,573 restricted shares and 187,951 RSUs at target (468,468 RSUs at maximum) to the Company’s officers, certain employees, and to Mr. Zell, the former Chairman of our Board of Trustees, as part of their compensation for fiscal year 2021. The restricted shares and time-based LTIP Units were valued at $25.50 per share/unit, the closing price of our common shares on the NYSE, on the grant date.
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
During the year ended December 31, 2021, 523,662 RSUs vested, and, as a result, we issued 523,662 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations (see Note 5). Additionally, 81,434 market-based LTIP Units vested and converted into OP Units.

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Outstanding Equity Awards
The table below presents a summary of restricted share, RSU and LTIP Unit activity for the years ended December 31, 2023, 2022 and 2021:

	Number of Restricted Shares and Time-Based LTIP Units	Weighted Average Grant Date Fair Value	Number of RSUs and Market-Based LTIP Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	385,688	$31.52	1,964,918	$15.65
Granted	144,672	28.06	619,750	15.19
Vested	(188,990)	30.99	(605,096)	15.31
Not earned(1)	—	—	—	—
Forfeited	—	—	—	—
Outstanding at December 31, 2021	341,370	$30.35	1,979,572	$15.61
Granted	143,268	25.84	615,585	14.09
Vested	(125,958)	30.15	(382,993)	15.46
Not earned(1)	—	—	(358,692)	15.91
Forfeited	—	—	—	—
Outstanding at December 31, 2022	358,680	$28.62	1,853,472	$15.13
Granted	167,432	24.61	672,000	14.65
Vested	(195,521)	29.07	(350,484)	16.07
Not earned(1)	—	—	(136,212)	16.12
Forfeited	—	—	—	—
Outstanding at December 31, 2023	330,591	$26.32	2,038,776	$14.74
(1) The table presents the maximum number of shares issued or issuable from outstanding equity awards. RSUs and market-based LTIP Units not earned are the shares market-based award recipients do not receive based on the performance measurement completed at the end of the performance period.
The 330,591 unvested restricted shares and time-based LTIP Units as of December 31, 2023 are scheduled to vest as follows: 113,107 shares/units in 2024, 90,554 shares/units in 2025, 73,427 shares/units in 2026 and 53,503 shares/units in 2027. As of December 31, 2023, the estimated future compensation expense for all unvested restricted shares and time-based LTIP Units was $4.3 million. Compensation expense for the restricted share and time-based LTIP Units is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares and time-based LTIP Units is approximately 2.3 years.
As of December 31, 2023, the estimated future compensation expense for all unvested RSUs and market-based LTIP Units was $9.7 million. The weighted average period over which the future compensation expense will be recorded for the RSUs and market-based LTIP Units is approximately 2.2 years.

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The assumptions and fair values for the RSUs and market-based LTIP Units granted for the years ended December 31, 2023, 2022 and 2021 are included in the following table on a per share and unit basis.

	2023	2022	2021
Fair value of RSUs and market-based LTIP Units granted at the target amount	$36.51	$35.11	$37.87
Fair value of RSUs and market-based LTIP Units granted at the maximum amount	$14.65	$14.09	$15.19
Expected term (years)	4	4	4
Expected volatility	18.47%	17.04%	16.99%
Expected dividend yield	—%	—%	—%
Risk-free rate	3.84%	1.39%	0.17%
During the years ended December 31, 2023, 2022 and 2021, we recorded $16.0 million, $11.9 million and $15.4 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our trustees, employees and an eligible consultant related to our equity compensation plans. Compensation expense recorded during the years ended December 31, 2023, 2022 and 2021 includes $5.2 million, $0.4 million and $3.5 million, respectively, of accelerated vesting due to the passing of our former Chairman in 2023 and staffing reductions in 2022 and 2021. Forfeitures are recognized as they occur. At December 31, 2023, 2,073,350 shares/units remain available for issuance under the 2015 Incentive Plan.
Note 9.  Fair Value of Assets and Liabilities
As of December 31, 2023 and 2022, we do not have any assets or liabilities measured at fair value.
Financial Instruments
Our financial instruments include our cash and cash equivalents. At December 31, 2023 and 2022, the fair value of these financial instruments was not different from their carrying values.
Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable. As of December 31, 2023, no single tenant of ours is responsible for more than 10% of our consolidated revenues.

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10.  Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator for earnings per common share - basic:
Net income (loss)	$91,445	$37,357	$(16,429)
Net (income) loss attributable to noncontrolling interest	(281)	(94)	33
Preferred distributions	(7,988)	(7,988)	(7,988)
Numerator for net income (loss) per share - basic	$83,176	$29,275	$(24,384)

Numerator for earnings per common share - diluted:
Net income (loss)	$91,445	$37,357	$(16,429)
Net (income) loss attributable to noncontrolling interest	(281)	(94)	33
Preferred distributions	(7,988)	(7,988)	(7,988)
Numerator for net income (loss) per share - diluted	$83,176	$29,275	$(24,384)

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic(1)	108,841	111,674	121,411
RSUs(2)	1,224	970	—
LTIP Units(3)	120	181	—
Weighted average number of common shares outstanding - diluted	110,185	112,825	121,411

Net income (loss) per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.76	$0.26	$(0.20)
Diluted	$0.75	$0.26	$(0.20)

Anti-dilutive securities(4):
Effect of Series D preferred shares; 6.50% cumulative convertible	4,032	3,365	3,237
Effect of RSUs(2)	—	—	549
Effect of LTIP Units(3)	—	—	47
Effect of OP Units and time-based LTIP Units(5)	335	276	245
(1) The years ended December 31, 2023, 2022 and 2021, include 127, 105, and 256 weighted-average, unvested, earned RSUs, respectively.
(2) Represents the weighted-average number of common shares that would have been issued if the year-end was the measurement date for unvested, unearned RSUs.
(3) Represents the weighted-average dilutive shares issuable from market-based LTIP Units if the year-end was the measurement date for the periods shown.
(4) These securities are excluded from the diluted earnings per share calculation for one or more of the years presented because including them results in anti-dilution.
(5) Beneficial interests in the Operating Trust.

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.  Segment Information
 Our primary business is the ownership and operation of office properties, and we currently have one reportable segment. One hundred percent of our revenues for the year ended December 31, 2023 were from office properties.
Note 12.  Related Person Transactions
The following discussion includes a description of our related person transactions for the years ended December 31, 2023, 2022 and 2021.
We lease office space for our corporate headquarters from Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Equity Group Investments (EGI), a private entrepreneurial investment firm founded by Sam Zell, our former Chairman who passed away on May 18, 2023. Messrs. Helfand and Weinberg continue to be advisors to EGI and certain other members of our team are expected to continue to have limited involvement in its activities.
In December 2020, we entered into an amendment to a July 2015 lease with Two North Riverside Plaza Joint Venture Limited Partnership to occupy office space on the twentieth and twenty-first floors of Two North Riverside Plaza in Chicago, Illinois (Two North Office Lease). The amendment extended the lease term for one year, through December 31, 2021, with no renewal options. The lease payment for the extended term was $0.3 million. In December 2021, we entered into a second amendment to the Two North Office Lease, extending the lease term for one year, through December 31, 2022, with no renewal options. The lease payment for the second extended term was $0.4 million. In December 2022, we entered into a third amendment to the Two North Office Lease extending the lease term for one year, through December 31, 2023, with no renewal options. The lease payment for the third extended term was $0.4 million. In August 2023, we entered into a fourth amendment to the Two North Office Lease extending the lease term for one year, through December 31, 2024, with no renewal options and contracting square feet to the existing space on the twentieth floor. The lease payment for the fourth extended term is $0.4 million.
During the years ended December 31, 2023, 2022 and 2021, we recognized expense of $0.4 million, $0.4 million and $0.3 million, respectively, pursuant to the Two North Office Lease. The future minimum lease payments scheduled to be paid by us during the term of this lease as of December 31, 2023 are $0.4 million in 2024. As of December 31, 2023 and 2022, we did not have any amounts due to Two North Riverside Plaza Joint Venture Limited Partnership pursuant to the Two North Office Lease.
Note 13.  Subsequent Events
 Preferred Share Distribution
On January 16, 2024, we announced that our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on February 15, 2024 to shareholders of record on January 31, 2024.

EQUITY COMMONWEALTH
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
(dollars in thousands)

			Initial Cost to Company				Cost Amount Carried at Close of Period
Property	City	State	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition, Net	Impairment/Write Downs	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
1225 Seventeenth Street	Denver	CO	$22,400	$110,090	$48,374	$(4,877)	$22,400	$153,587	$175,987	$65,171	6/24/2009	1982
1250 H Street, NW	Washington	DC	5,975	53,778	22,316	(6,046)	5,975	70,048	76,023	41,761	6/23/1998	1992
206 East 9th Street	Austin	TX	7,900	38,533	9,952	(1,710)	7,900	46,775	54,675	14,003	5/31/2012	1984
Bridgepoint Square	Austin	TX	7,785	70,526	32,150	(5,259)	7,785	97,417	105,202	59,600	12/5/1997	1986;1996; 1997
			$44,060	$272,927	$112,792	$(17,892)	$44,060	$367,827	$411,887	$180,535

S-1

EQUITY COMMONWEALTH
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
(dollars in thousands)

Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at January 1, 2021	$401,710	$143,319
Additions	6,326	15,054
Disposals	(1,934)	(1,934)
Balance at December 31, 2021	406,102	156,439
Additions	4,002	15,072
Disposals	(1,981)	(1,981)
Balance at December 31, 2022	408,123	169,530
Additions	7,638	14,879
Disposals	(3,874)	(3,874)
Balance at December 31, 2023	$411,887	$180,535
(1)Excludes value of real estate intangibles. Aggregate cost for federal income tax purposes is $545,860.
(2)Depreciation is calculated using the straight-line method over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property.

S-2