Form 10-Q
period 2024-03-31
Equity Commonwealth
filed 2024-05-02
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of April 26, 2024:  107,296,601.

EQUITY COMMONWEALTH

FORM 10-Q

March 31, 2024

EXPLANATORY NOTE

References in this Quarterly Report on Form 10-Q to the “Company,” “EQC,” “we,” “us” or “our,” refer to Equity Commonwealth and its consolidated subsidiaries as of March 31, 2024, unless the context indicates otherwise.

i

PART I.      Financial Information

Item 1.         Financial Statements.
EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	March 31, 2024	December 31, 2023
		(audited)
ASSETS
Real estate properties:
Land	$44,060	$44,060
Buildings and improvements	371,550	367,827
	415,610	411,887
Accumulated depreciation	(180,266)	(180,535)
	235,344	231,352
Cash and cash equivalents	2,170,834	2,160,535
Rents receivable	16,593	15,737
Other assets, net	16,915	17,417
Total assets	$2,439,686	$2,425,041

LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$20,833	$27,298
Rent collected in advance	2,166	1,990
Distributions payable	3,359	5,640
Total liabilities	26,358	34,928

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6.50% cumulative convertible; 4,915,196 shares issued and outstanding, aggregate liquidation preference of $122,880	119,263	119,263
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 107,223,284 and 106,847,438 shares issued and outstanding, respectively	1,072	1,068
Additional paid in capital	3,935,501	3,935,873
Cumulative net income	3,952,384	3,926,979
Cumulative common distributions	(4,864,195)	(4,864,440)
Cumulative preferred distributions	(735,673)	(733,676)
Total shareholders’ equity	2,408,352	2,385,067
Noncontrolling interest	4,976	5,046
Total equity	2,413,328	2,390,113
Total liabilities and equity	$2,439,686	$2,425,041
See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Rental revenue	$13,893	$14,226
Other revenue	1,297	1,350
Total revenues	15,190	15,576
Expenses:
Operating expenses	6,534	7,256
Depreciation and amortization	4,357	4,310
General and administrative	8,323	8,555
Total expenses	19,214	20,121
Interest and other income, net	29,512	28,376
Income before income taxes	25,488	23,831
Income tax expense	(30)	(1,080)
Net income	25,458	22,751
Net income attributable to noncontrolling interest	(53)	(66)
Net income attributable to Equity Commonwealth	25,405	22,685
Preferred distributions	(1,997)	(1,997)
Net income attributable to Equity Commonwealth common shareholders	$23,408	$20,688

Weighted average common shares outstanding — basic	107,216	109,720
Weighted average common shares outstanding — diluted	108,224	111,300
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.22	$0.19
Diluted	$0.22	$0.19

Distributions declared per common share	$—	$4.25

See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands, except share data)
(unaudited)

	Equity Commonwealth Shareholders
	Number of Series D Preferred Shares	Series D Preferred Shares	Number of Common Shares	Common Shares	Additional Paid in Capital	Cumulative Net Income	Cumulative Common Distributions	Cumulative Preferred Distributions	Noncontrolling Interest	Total
Balance at January 1, 2024	4,915,196	$119,263	106,847,438	$1,068	$3,935,873	$3,926,979	$(4,864,440)	$(733,676)	$5,046	$2,390,113
Net income	—	—	—	—	—	25,405	—	—	53	25,458
Surrender of shares for tax withholding	—	—	(161,837)	(2)	(3,054)	—	—	—	—	(3,056)
Share-based compensation	—	—	533,207	6	2,509	—	—	—	50	2,565
Distributions	—	—	—	—	—	—	245	(1,997)	—	(1,752)
OP Unit redemption	—	—	4,476	—	86	—	—	—	(86)	—
Adjustment for noncontrolling interest	—	—	—	—	87	—	—	—	(87)	—
Balance at March 31, 2024	4,915,196	$119,263	107,223,284	$1,072	$3,935,501	$3,952,384	$(4,864,195)	$(735,673)	$4,976	$2,413,328

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

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,458	$22,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,626	3,719
Straight-line rental income	(223)	279
Other amortization	731	591
Share-based compensation	2,565	2,988
Change in assets and liabilities:
Rents receivable and other assets	(793)	(662)
Accounts payable, accrued expenses and other	(9,097)	(7,018)
Rent collected in advance	176	460
Net cash provided by operating activities	22,443	23,108

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(5,055)	(1,175)
Cash used in investing activities	(5,055)	(1,175)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common shares	(3,056)	(3,395)
Distributions to common shareholders	(2,036)	(468,232)
Distributions to preferred shareholders	(1,997)	(1,997)
Distributions to holders of noncontrolling interest	—	(1,843)
Net cash used in financing activities	(7,089)	(475,467)

Increase (decrease) in cash and cash equivalents	10,299	(453,534)
Cash and cash equivalents at beginning of period	2,160,535	2,582,222
Cash and cash equivalents at end of period	$2,170,834	$2,128,688
See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes refunded, net	$—	$(9)

NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$5,433	$1,710

NON-CASH FINANCING ACTIVITIES:
Distributions payable	$3,359	$7,795
OP Unit redemption	86	—
See accompanying notes.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business
Equity Commonwealth, or the Company, is a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland. Our business is primarily the ownership and operation of office properties in the United States.
The Company operates in an umbrella partnership real estate investment trust, or UPREIT, and conducts substantially all of its activities through EQC Operating Trust, a Maryland real estate investment trust, or the Operating Trust. The Company beneficially owned 99.79% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust, or OP Units, as of March 31, 2024, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.
At March 31, 2024, our portfolio consisted of four properties (eight buildings), with a combined 1.5 million square feet, and we had $2.2 billion of cash and cash equivalents.
Note 2.  Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of EQC have been prepared without audit.  Certain information and footnote disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are appropriate.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K, or our Annual Report, for the year ended December 31, 2023.  Capitalized terms used, but not defined in this Quarterly Report, have the same meanings as in our Annual Report.
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
New Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves the disclosures about a public entity's reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment's expenses. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We do not expect the adoption of ASU 2023-07 to have a material impact on our consolidated financial statements.
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

Note 3.  Real Estate Properties
During the three months ended March 31, 2024 and 2023, we made improvements, excluding tenant-funded improvements, to our properties totaling $7.6 million and $2.0 million, respectively.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Lease Payments
Rental revenue consists of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Lease payments	$8,816	$9,067
Variable lease payments	5,077	5,159
Rental revenue	$13,893	$14,226

Note 4.  Shareholders’ Equity
 Common Share Issuances
See Note 7 for information regarding equity issuances related to share-based compensation.
Common Share Repurchases
We did not repurchase any common shares under our share repurchase program during the three months ended March 31, 2024. As of March 31, 2024, we had $93.3 million of remaining availability under our share repurchase program, which expires on June 30, 2024.
During the three months ended March 31, 2024 and 2023, certain of our employees and former employees surrendered 161,837 and 134,193 common shares owned by them, respectively, to satisfy their statutory tax withholding obligations in connection with the vesting of such common shares pursuant to our equity compensation plans.
Common Share Distributions
In February 2024, the number of earned awards for recipients of the Company’s restricted stock units granted in January 2021 was determined. Pursuant to the terms of such awards, we paid one-time catch-up cash distributions to these recipients in the aggregate amount of $2.0 million, for distributions to common shareholders declared by our Board of Trustees during such awards’ performance measurement period.
Preferred Share Distributions
In 2024, our Board of Trustees declared distributions on our series D preferred shares to date as follows:

Declaration Date	Record Date	Payment Date	Series D Dividend Per Share
January 16, 2024	January 31, 2024	February 15, 2024	$0.40625
April 16, 2024	April 30, 2024	May 15, 2024	$0.40625
Note 5.  Noncontrolling Interest
Noncontrolling interest represents the portion of the OP Units not beneficially owned by the Company. The ownership of an OP Unit and a common share of beneficial interest have essentially the same economic characteristics. Distributions with respect to OP Units will generally mirror distributions with respect to the Company’s common shares. Unitholders (other than the Company) generally have the right, commencing six months from the date of issuance of such OP Units, to cause the Operating Trust to redeem their OP Units in exchange for cash or, at the option of the Company, common shares of the Company on a one-for-one basis. As sole trustee, the Company has the sole discretion to elect whether the redemption right will be satisfied by the Company in cash or the Company’s common shares. As a result, the Noncontrolling interest is classified as permanent equity. As of March 31, 2024, the portion of the Operating Trust not beneficially owned by the Company is in the form of OP Units and LTIP Units (see Note 7 for a description of LTIP Units). LTIP Units may be subject to additional vesting requirements.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the changes in Equity Commonwealth’s issued and outstanding common shares and units for the three months ended March 31, 2024:

	Common Shares	OP Units and LTIP Units	Total
Outstanding at January 1, 2024	106,847,438	226,018	107,073,456
Repurchase and surrender of shares	(161,837)	—	(161,837)
OP Unit redemption	4,476	(4,476)	—
Share-based compensation grants and vesting, net of forfeitures	533,207	—	533,207
Outstanding at March 31, 2024	107,223,284	221,542	107,444,826
Noncontrolling ownership interest in the Operating Trust			0.21%
The carrying value of the Noncontrolling interest is allocated based on the number of OP Units and LTIP Units in proportion to the number of OP Units and LTIP Units plus the number of common shares. We adjust the Noncontrolling interest balance at the end of each period to reflect the noncontrolling partners’ interest in the net assets of the Operating Trust. Net income is allocated to the Noncontrolling interest in the Operating Trust based on the weighted average ownership percentage during the period. Equity Commonwealth’s weighted average ownership interest in the Operating Trust was 99.79% for the three months ended March 31, 2024.
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
Our provision for income taxes consists of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Current:
State and local	$(30)	$(30)
Federal	—	(1,050)
Income tax expense	$(30)	$(1,080)

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
2024 Equity Award Activity
During the three months ended March 31, 2024, 391,061 RSUs vested, and, as a result, we issued 391,061 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations (see Note 4).
On January 29, 2024, the Compensation Committee approved grants in the aggregate amount of 142,146 restricted shares and 288,596 RSUs at target (719,326 RSUs at maximum) to the Company’s officers and certain employees, as part of their compensation for fiscal year 2023. The restricted shares were valued at $19.36 per share, the closing price of our common shares on the New York Stock Exchange, or the NYSE, on the grant date. The assumptions and fair value for the RSUs granted during the three months ended March 31, 2024 are included in the following table on a per share basis.

2024
Fair value of market-based awards granted	$27.08
Expected term (years)	4
Expected volatility	15.46%
Risk-free rate	4.06%

2023 Equity Award Activity
During the three months ended March 31, 2023, 274,739 RSUs vested, and, as a result, we issued 274,739 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations.
On January 26, 2023, the Compensation Committee approved grants in the aggregate amount of 132,794 restricted shares and 269,609 RSUs at target (672,000 RSUs at maximum) to the Company’s officers, certain employees, and to Mr. Zell, the former Chairman of our Board of Trustees, as part of their compensation for fiscal year 2022. The restricted shares were valued at $25.61 per share, the closing price of our common shares on the NYSE on the grant date. The RSUs were valued at $36.51 per share, their fair value on the grant date.
Outstanding Equity Awards
As of March 31, 2024, the estimated future compensation expense for all unvested restricted shares and time-based LTIP Units was $6.3 million. Compensation expense for the restricted share and time-based LTIP Unit awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares and time-based LTIP Units is approximately 2.9 years.
As of March 31, 2024, the estimated future compensation expense for all unvested RSUs and market-based LTIP Units was $15.7 million. The weighted average period over which the future compensation expense will be recorded for the RSUs and market-based LTIP Units is approximately 2.6 years.
During the three months ended March 31, 2024 and 2023, we recorded $2.6 million and $3.0 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our trustees, employees and an eligible consultant related to our equity compensation plans. We did not record any accelerated vesting during the three months ended March 31, 2024 and 2023. Forfeitures are recognized as they occur. At March 31, 2024, 1,443,865 shares/units remain available for issuance under the Equity Commonwealth 2015 Omnibus Incentive Plan, as amended.
Note 8.  Fair Value of Assets and Liabilities
As of March 31, 2024, we do not have any assets or liabilities measured at fair value.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial Instruments
Our financial instruments include our cash and cash equivalents.  At March 31, 2024 and December 31, 2023, the fair value of these financial instruments was not different from their carrying values.
Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable. As of March 31, 2024, no single tenant of ours is responsible for more than 10% of our consolidated revenues.
Note 9.  Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator for earnings per common share - basic:
Net income	$25,458	$22,751
Net income attributable to noncontrolling interest	(53)	(66)
Preferred distributions	(1,997)	(1,997)
Numerator for net income per share - basic	$23,408	$20,688

Numerator for earnings per common share - diluted:
Net income	$25,458	$22,751
Net income attributable to noncontrolling interest	(53)	(66)
Preferred distributions	(1,997)	(1,997)
Numerator for net income per share - diluted	$23,408	$20,688

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic(1)	107,216	109,720
RSUs(2)	898	1,433
LTIP Units(3)	110	147
Weighted average number of common shares outstanding - diluted	108,224	111,300

Net income per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.22	$0.19
Diluted	$0.22	$0.19

Anti-dilutive securities(4):
Effect of Series D preferred shares; 6.50% cumulative convertible	4,032	4,032
Effect of OP Units and time-based LTIP Units(5)	223	324
(1) The three months ended March 31, 2024 and 2023, include 129 and 113 weighted-average, unvested, earned RSUs, respectively.
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

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) Beneficial interests in the Operating Trust.
Note 10.  Segment Information
Our primary business is the ownership and operation of office properties, and we currently have one reportable segment.  One hundred percent of our revenues for the three months ended March 31, 2024 were from office properties.
Note 11.  Related Person Transactions
The following discussion includes a description of our related person transactions for the three months ended March 31, 2024 and 2023.
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
In December 2022, we entered into a third amendment to our July 20, 2015 lease with Two North Riverside Plaza Joint Venture Limited Partnership to occupy office space on the twentieth and twenty-first floors of Two North Riverside Plaza in Chicago, Illinois. The amendment extended the lease term for one year, through December 31, 2023, with no renewal options, for a lease payment of $0.4 million per year. In August 2023, we entered into a fourth amendment to the lease extending the lease term for one year, through December 31, 2024, with no renewal options and contracting square feet to the existing space on the twentieth floor, for a lease payment of $0.4 million per year. In April 2024, we entered into a fifth amendment to the lease extending the lease term for two additional years, through December 31, 2026, with no renewal options (as amended by the first through fifth lease amendments, the Two North Office Lease), for a lease payment of $0.4 million per year. The Two North Office Lease allows EQC to terminate the lease early for a termination fee equal to three-months’ base rent.
During the three months ended March 31, 2024 and 2023, we recognized expenses of $0.1 million and $0.1 million, respectively, pursuant to the Two North Office Lease. As of March 31, 2024 and December 31, 2023, we did not have any amounts due to Two North Riverside Plaza Joint Venture Limited Partnership pursuant to the Two North Office Lease.
Note 12.  Subsequent Events
Preferred Share Distribution
On April 16, 2024, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on May 15, 2024 to shareholders of record on April 30, 2024.

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
OVERVIEW
We are an internally managed and self-advised REIT primarily engaged in the ownership and operation of office properties in the United States. We were formed in 1986 under Maryland law. The Company operates as an UPREIT, conducting substantially all of its activities through the Operating Trust. As of March 31, 2024, the Company beneficially owned 99.79% of the outstanding OP Units.
At March 31, 2024, our portfolio consisted of four properties (eight buildings), with a combined 1.5 million square feet, and we had $2.2 billion of cash and cash equivalents.
We use leasing and occupancy metrics to evaluate the performance of our properties. We believe these metrics provide useful information to investors because they reflect the leasing activity and vacant space at the properties and may facilitate comparisons of our leasing and occupancy metrics with other REITs and real estate companies.
As of March 31, 2024, our overall portfolio was 75.4% leased. During the three months ended March 31, 2024, we entered into leases for 18,000 square feet, including lease renewals for 15,000 square feet and new leases for 3,000 square feet. The renewal leases entered into during the three months ended March 31, 2024 had cash and GAAP rental rates that were approximately 0.6% higher and 3.2% higher, respectively, compared to prior rental rates for the same space. The new leases entered into during the three months ended March 31, 2024 had cash and GAAP rental rates that were approximately 17.6% lower and 17.0% lower, respectively, compared to prior rental rates for the same space. The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatements, the magnitude and timing of contractual rent increases over the lease term, and the length of term for the newly executed leases compared to the prior leases. Percent change in GAAP and cash rents is a comparison of current rent, including estimated tenant expense reimbursements, if any, to the rent, including actual/projected tenant expense reimbursements, if any, last received for the same space on a GAAP and cash basis, respectively. Cash rent during the reporting period is calculated before deducting any initial period free rent.
We have engaged CBRE, Inc., or CBRE, to provide property management services. We pay CBRE a property-by-property management fee and may engage CBRE from time-to-time to perform project management services, such as coordinating and overseeing the completion of tenant improvements and other capital projects at the properties. We reimburse CBRE for certain expenses incurred in the performance of its duties, including certain personnel and equipment costs. For the three months ended March 31, 2024 and 2023, we incurred expenses of $0.8 million and $0.8 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a percentage of the properties’ revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of March 31, 2024 and December 31, 2023, we had amounts payable pursuant to these services of $0.3 million and $0.4 million, respectively.
Our business has been and is continuing to be impacted by economic uncertainty and an overall slowdown in the office leasing market following the COVID-19 pandemic due to a variety of factors, including tenant uncertainty regarding office space needs given the evolving remote and hybrid working trends and other factors impacting the demand for office space. Many of our employees and the majority of our tenants’ employees are currently working at least in part remotely, with many businesses reassessing their long-term demand for office space. Overall, our business has experienced a significant reduction in leasing interest and activity as well as parking revenue when compared to pre-pandemic levels. As of March 31, 2024 and December 31, 2019, our comparable property portfolio was 75.4% and 91.5% leased, respectively. The duration of these business disruptions continues to be unknown at this time, and we currently are not able to estimate the full impact of the overall slowdown in the office leasing market on our business.
We remain focused on evaluating potential investment opportunities in our pipeline where we can create long-term value for our shareholders. We intend to remain disciplined as we seek an investment in a high-quality business with a compelling risk-reward profile. We are concurrently taking steps to facilitate the potential wind down of our business. Before the end of this year, we expect to either announce a transaction or move forward with a plan to wind down our business as part of our continued efforts to maximize shareholder value.
Property Operations
Leased occupancy data for 2024 and 2023 are as follows (square feet in thousands):

	All Properties		Comparable Properties(1)
	As of March 31,		As of March 31,
	2024	2023	2024	2023
Total properties	4	4	4	4
Total square feet	1,521	1,507	1,521	1,507
Percent leased(2)	75.4%	81.6%	75.4%	81.6%

(1)Based on properties owned continuously from January 1, 2023 through March 31, 2024.
(2)Percent leased is the percent of space subject to signed leases. Percent leased is disclosed to quantify the ratio of leased square feet to rentable square feet and we believe it provides useful information as to the proportion of rentable square feet subject to a lease.
The weighted average lease term based on square feet for leases entered into during the three months ended March 31, 2024 was 4.1 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for the leases entered into during the three months ended March 31, 2024 totaled $1.1 million, or $58.93 per square foot on average (approximately $14.39 per square foot per year of the lease term).

As of March 31, 2024, approximately 10.4% of our leased square feet and 10.7% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2024.  Renewal and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring for the remainder of 2024, that have not been backfilled, are approximately market. Lease expirations by year, as of March 31, 2024, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring(1)	Leased Square Feet Expiring(2)	% of Leased Square Feet Expiring(2)	Cumulative % of Leased Square Feet Expiring(2)	Annualized Rental Revenue Expiring(3)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2024	17	119	10.4%	10.4%	$5,849	10.7%	10.7%
2025	7	130	11.3%	21.7%	6,018	11.0%	21.7%
2026	11	69	6.0%	27.7%	3,241	5.9%	27.6%
2027	18	231	20.1%	47.8%	11,027	20.1%	47.7%
2028	11	123	10.7%	58.5%	5,400	9.9%	57.6%
2029	10	149	13.0%	71.5%	6,729	12.3%	69.9%
2030	10	159	13.9%	85.4%	7,664	14.0%	83.9%
2031	4	58	5.1%	90.5%	2,661	4.9%	88.8%
2032	1	32	2.8%	93.3%	1,942	3.5%	92.3%
2033	3	23	2.0%	95.3%	1,392	2.5%	94.8%
Thereafter	4	54	4.7%	100.0%	2,875	5.2%	100.0%
	96	1,147	100.0%		$54,798	100.0%

Weighted average remaining lease term (in years):		4.2			4.3

(1)Tenants with leases expiring in multiple years are counted in each year they expire.
(2)Leased Square Feet as of March 31, 2024 includes space subject to leases that have commenced for revenue recognition purposes in accordance with GAAP, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants. The Leased Square Feet Expiring corresponds to the latest-expiring signed lease for a given suite. Thus, backfilled suites expire in the year stipulated by the new lease.
(3)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of March 31, 2024, plus estimated recurring expense reimbursements; excludes lease value amortization, straight-line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

The principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of March 31, 2024, tenants representing 2.5% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant		Square Feet(1)	% of Total Leased Square Feet(1)	% of Annualized Rental Revenue(2)	Weighted Average Remaining Lease Term
1.	Salesforce.com, Inc.	66	5.8%	5.7%	1.7
2.	KPMG, LLP	66	5.8%	5.2%	5.2
3.	Crowdstrike, Inc.	48	4.2%	5.2%	5.9
4.	CBRE, Inc.	41	3.6%	3.9%	4.0
5.	Jones Lang LaSalle Americas, Inc.	42	3.7%	3.6%	6.3
6.	RSM US LLP	32	2.8%	3.5%	8.2
7.	SonarSource US, Inc.	28	2.4%	3.0%	3.4
8.	Alden Torch Financial, LLC	35	3.1%	2.9%	2.9
9.	Ballard Spahr LLP	30	2.6%	2.6%	1.4
10.	Simply Good Foods USA, Inc	29	2.5%	2.6%	3.7
11.	Wunderman Thompson, LLC	24	2.1%	2.5%	3.3
12.	Shiseido Americas Corporation	21	1.8%	2.5%	5.6
	Total	462	40.4%	43.2%	4.3

(1)Total Leased Square Feet as of March 31, 2024 includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants.
(2)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of March 31, 2024, plus estimated recurring expense reimbursements; excludes lease value amortization, straight-line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.
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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Three Months Ended March 31,
	2024	2023	$ Change	% Change	2024	2023	2024	2023	$ Change	% Change
	(dollars in thousands)
Rental revenue	$13,893	$14,226	$(333)	(2.3)%	$—	$—	$13,893	$14,226	$(333)	(2.3)%
Other revenue	1,297	1,343	(46)	(3.4)%	—	7	1,297	1,350	(53)	(3.9)%
Operating expenses	(6,518)	(7,253)	735	(10.1)%	(16)	(3)	(6,534)	(7,256)	722	(10.0)%
Net operating income(3)	$8,672	$8,316	$356	4.3%	$(16)	$4	8,656	8,320	336	4.0%
Other expenses:
Depreciation and amortization							4,357	4,310	47	1.1%
General and administrative							8,323	8,555	(232)	(2.7)%
Total other expenses							12,680	12,865	(185)	(1.4)%
Interest and other income, net							29,512	28,376	1,136	4.0%
Income before income taxes							25,488	23,831	1,657	7.0%
Income tax expense							(30)	(1,080)	1,050	(97.2)%
Net income							25,458	22,751	2,707	11.9%
Net income attributable to noncontrolling interest							(53)	(66)	13	(19.7)%
Net income attributable to Equity Commonwealth							25,405	22,685	2,720	12.0%
Preferred distributions							(1,997)	(1,997)	—	—%
Net income attributable to Equity Commonwealth common shareholders							$23,408	$20,688	$2,720	13.1%
(1)Comparable properties consist of four properties we owned continuously from January 1, 2023 to March 31, 2024.
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
Rental revenue. Rental revenue at the comparable properties decreased $0.3 million, or 2.3%, in the 2024 period, compared to the 2023 period, primarily due to a $0.3 million decrease in escalations, a $0.2 million decrease in real estate tax recoveries and a $0.2 million decrease in base rent, partially offset by a $0.4 million increase in lease termination fees.
Operating expenses. Operating expenses at the comparable properties decreased $0.7 million, or 10.1%, in the 2024 period, compared to the 2023 period primarily due to a $0.5 million decrease in pre-leasing demolition costs and a $0.2 million decrease in real estate tax expense.
General and administrative. General and administrative expenses decreased $0.2 million, or 2.7%, in the 2024 period, compared to the 2023 period, primarily due to a $0.4 million decrease in share-based compensation expenses and a $0.1 million decrease in legal expense, partially offset by a $0.2 million increase in professional fees and a $0.1 million increase in payroll expense.
Interest and other income, net. Interest and other income, net increased $1.1 million, or 4.0%, in the 2024 period, compared to the 2023 period, primarily due to more interest received from higher average interest rates, partially offset by lower average cash balances.
Income tax expense. Income tax expense decreased $1.1 million in the 2024 period, compared to the 2023 period, primarily due to a decrease in federal income taxes at our taxable REIT subsidiary.
Net income attributable to noncontrolling interest. From 2017 through 2022, we granted LTIP Units to certain of our trustees and employees. Net income attributable to noncontrolling interest of $0.1 million in the 2024 period and $0.1 million in the 2023 period relates to the allocation of income to the LTIP/OP Unit holders.

LIQUIDITY AND CAPITAL RESOURCES
Our Operating Liquidity and Resources
As of March 31, 2024, we had $2.2 billion of cash and cash equivalents.  We expect to use our cash balances, cash flow from our operations and proceeds of any future property sales to fund our operations, make distributions, repurchase our common shares, make investments in properties or businesses, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.
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
Net cash flows provided by (used in) operating, investing and financing activities were $22.4 million, $(5.1) million and $(7.1) million, respectively, for the three months ended March 31, 2024, and $23.1 million, $(1.2) million and $(475.5) million, respectively, for the three months ended March 31, 2023.  Changes in our cash flows between 2024 and 2023 are primarily related to distributions to common shareholders.
Our Investment and Financing Liquidity and Resources
During the three months ended March 31, 2024, we paid an aggregate of $2.0 million of distributions on our series D preferred shares.  On April 16, 2024, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on May 15, 2024 to shareholders of record on April 30, 2024.
We did not repurchase any common shares under our share repurchase program during the three months ended March 31, 2024. As of March 31, 2024, we had $93.3 million of remaining availability under our share repurchase program, which expires on June 30, 2024.
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

During the three months ended March 31, 2024 and 2023, amounts capitalized at our properties for tenant improvements, leasing costs and building improvements were as follows (amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Tenant improvements(1)	$5,752	$1,757
Leasing costs(2)	174	1,162
Building improvements(3)	1,855	195
(1)Tenant improvements include capital expenditures to improve tenants’ spaces.
(2)Leasing costs include leasing commissions and related legal expenses.
(3)Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.
During the three months ended March 31, 2024, commitments made for expenditures in connection with leasing space at our properties were as follows (dollar and square foot measures in thousands):

	New Leases	Renewals	Total
Square feet leased during the period	3	15	18
Tenant improvements and leasing commissions	$103	$965	$1,068
Tenant improvements and leasing commissions per square foot	$34.43	$64.35	$58.93
Weighted average lease term by square foot (years)(1)	4.4	4.0	4.1
Tenant improvements and leasing commissions per square foot per year of lease term	$7.88	$15.95	$14.39
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

The following table provides a reconciliation of net income to FFO attributable to Equity Commonwealth common shareholders and unitholders and a reconciliation to Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders (in thousands):

	Three Months Ended March 31,
	2024	2023
Reconciliation to FFO:
Net income	$25,458	$22,751
Real estate depreciation and amortization	4,346	4,299
FFO attributable to Equity Commonwealth	29,804	27,050
Preferred distributions	(1,997)	(1,997)
FFO attributable to Equity Commonwealth common shareholders and unitholders	$27,807	$25,053

Reconciliation to Normalized FFO:
FFO attributable to Equity Commonwealth common shareholders and unitholders	$27,807	$25,053
Straight-line rent adjustments	(223)	279
Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders	$27,584	$25,332
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

A reconciliation of NOI to net income for the three months ended March 31, 2024 and 2023, is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Rental revenue	$13,893	$14,226
Other revenue	1,297	1,350
Operating expenses	(6,534)	(7,256)
NOI	$8,656	$8,320

NOI	$8,656	$8,320
Depreciation and amortization	(4,357)	(4,310)
General and administrative	(8,323)	(8,555)
Interest and other income, net	29,512	28,376
Income before income taxes	25,488	23,831
Income tax expense	(30)	(1,080)
Net income	$25,458	$22,751
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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We remain focused on evaluating potential acquisition and/or investment opportunities where we can create long-term value for our shareholders. We intend to remain disciplined as we seek an investment in a high-quality business with a compelling risk-reward profile. We cannot provide any assurances that we will be successful in identifying investments that we believe are strategically compelling and completing such transactions on favorable terms or at all. Our ability to identify and consummate investments is subject to significant risks, including the following:
•we may be unable to identify attractive investment opportunities;
•we may be unable to make an acquisition and/or investment because of competition from other real estate investors, such as private real estate companies, publicly traded REITs, non-traded REITs and institutional investment funds; and
•we may be unable to finance investments on favorable terms or at all.
We are concurrently taking steps to facilitate the potential wind down of our business. Before the end of this year, we expect to either announce a transaction or move forward with a plan to wind down our business as part of our continued efforts to maximize shareholder value. We cannot, however, provide any assurances that we will achieve this timeline. If we do not announce a transaction or a decision to move forward with a plan to wind down within the time frame we have identified, our stock price could be negatively impacted.
Other than as set forth above, there have been no material changes to the risk factors previously disclosed in our Annual Report.
Item 1B. Unresolved Staff Comments.
There are no unresolved staff comments.
Item 1C. Cybersecurity.
There have been no material changes for cybersecurity previously disclosed in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Surrender of Common Shares for Tax Withholding
During the three months ended March 31, 2024, certain of our employees surrendered common shares to satisfy their statutory tax withholding obligations in connection with the vesting of restricted common shares and restricted stock units.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 2024	—	$—	N/A	N/A
February 2024	161,837	$18.88	N/A	N/A
March 2024	—	$—	N/A	N/A
Total	161,837	$18.88

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

Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense condition of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 6.  Exhibits.

Exhibit Number	Description
3.1
Articles of Amendment and Restatement of Declaration of Trust of the Company, dated July 1, 1994, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K filed August 1, 2014.)

3.2	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 11, 2006.)

3.3	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K filed May 31, 2011.)

3.4	Articles Supplementary, dated March 14, 2018. (Incorporated by reference to the Company’s Current Report on Form 8-K filed March 15, 2018.)

3.5	Fourth Amended and Restated Bylaws of the Company, adopted April 2, 2020. (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 3, 2020.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

4.2	Form of 6.50% Series D Cumulative Convertible Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (Filed herewith.)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
Chair of the Board, President and Chief Executive Officer
	Dated:	May 2, 2024

By:	/s/ William H. Griffiths
William H. Griffiths
Executive Vice President, Chief Financial Officer and Treasurer
	Dated:	May 2, 2024