Form 10-Q
period 2024-06-30
Equity Commonwealth
filed 2024-07-31
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of July 26, 2024:  107,327,691.

EQUITY COMMONWEALTH

FORM 10-Q

June 30, 2024

EXPLANATORY NOTE

References in this Quarterly Report on Form 10-Q to the “Company,” “EQC,” “we,” “us” or “our,” refer to Equity Commonwealth and its consolidated subsidiaries as of June 30, 2024, unless the context indicates otherwise.

i

PART I.      Financial Information

Item 1.         Financial Statements.
EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	June 30, 2024	December 31, 2023
		(audited)
ASSETS
Real estate properties:
Land	$44,060	$44,060
Buildings and improvements	374,095	367,827
	418,155	411,887
Accumulated depreciation	(183,867)	(180,535)
	234,288	231,352
Cash and cash equivalents	2,195,823	2,160,535
Rents receivable	17,257	15,737
Other assets, net	16,373	17,417
Total assets	$2,463,741	$2,425,041

LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$19,585	$27,298
Rent collected in advance	2,706	1,990
Distributions payable	3,663	5,640
Total liabilities	25,954	34,928

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6.50% cumulative convertible; 4,915,196 shares issued and outstanding, aggregate liquidation preference of $122,880	119,263	119,263
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 107,327,691 and 106,847,438 shares issued and outstanding, respectively	1,073	1,068
Additional paid in capital	3,939,583	3,935,873
Cumulative net income	3,976,534	3,926,979
Cumulative common distributions	(4,864,499)	(4,864,440)
Cumulative preferred distributions	(737,670)	(733,676)
Total shareholders’ equity	2,434,284	2,385,067
Noncontrolling interest	3,503	5,046
Total equity	2,437,787	2,390,113
Total liabilities and equity	$2,463,741	$2,425,041
See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Rental revenue	$12,816	$13,358	$26,709	$27,584
Other revenue	1,293	1,232	2,590	2,582
Total revenues	14,109	14,590	29,299	30,166
Expenses:
Operating expenses	6,721	6,942	13,255	14,198
Depreciation and amortization	4,182	4,514	8,539	8,824
General and administrative	8,356	13,854	16,679	22,409
Total expenses	19,259	25,310	38,473	45,431
Interest and other income, net	29,770	27,352	59,282	55,728
Income before income taxes	24,620	16,632	50,108	40,463
Income tax expense	(434)	(796)	(464)	(1,876)
Net income	24,186	15,836	49,644	38,587
Net income attributable to noncontrolling interest	(36)	(52)	(89)	(118)
Net income attributable to Equity Commonwealth	24,150	15,784	49,555	38,469
Preferred distributions	(1,997)	(1,997)	(3,994)	(3,994)
Net income attributable to Equity Commonwealth common shareholders	$22,153	$13,787	$45,561	$34,475

Weighted average common shares outstanding — basic	107,416	109,839	107,316	109,779
Weighted average common shares outstanding — diluted	108,751	111,237	108,487	111,269
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.21	$0.13	$0.42	$0.31
Diluted	$0.20	$0.12	$0.42	$0.31

Distributions declared per common share	$—	$—	$—	$4.25

See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands, except share data)
(unaudited)

	Equity Commonwealth Shareholders
	Number of Series D Preferred Shares	Series D Preferred Shares	Number of Common Shares	Common Shares	Additional Paid in Capital	Cumulative Net Income	Cumulative Common Distributions	Cumulative Preferred Distributions	Noncontrolling Interest	Total
Balance at April 1, 2024	4,915,196	$119,263	107,223,284	$1,072	$3,935,501	$3,952,384	$(4,864,195)	$(735,673)	$4,976	$2,413,328
Net income	—	—	—	—	—	24,150	—	—	36	24,186
Share-based compensation	—	—	31,090	—	2,573	—	—	—	51	2,624
Distributions	—	—	—	—	—	—	(304)	(1,997)	(50)	(2,351)
OP Unit redemption	—	—	73,317	1	1,357	—	—	—	(1,358)	—
Adjustment for noncontrolling interest	—	—	—	—	152	—	—	—	(152)	—
Balance at June 30, 2024	4,915,196	$119,263	107,327,691	$1,073	$3,939,583	$3,976,534	$(4,864,499)	$(737,670)	$3,503	$2,437,787

Balance at January 1, 2024	4,915,196	$119,263	106,847,438	$1,068	$3,935,873	$3,926,979	$(4,864,440)	$(733,676)	$5,046	$2,390,113
Net income	—	—	—	—	—	49,555	—	—	89	49,644
Surrender of shares for tax withholding	—	—	(161,837)	(2)	(3,054)	—	—	—	—	(3,056)
Share-based compensation	—	—	564,297	6	5,082	—	—	—	101	5,189
Distributions	—	—	—	—	—	—	(59)	(3,994)	(50)	(4,103)
OP Unit redemption	—	—	77,793	1	1,443	—	—	—	(1,444)	—
Adjustment for noncontrolling interest	—	—	—	—	239	—	—	—	(239)	—
Balance at June 30, 2024	4,915,196	$119,263	107,327,691	$1,073	$3,939,583	$3,976,534	$(4,864,499)	$(737,670)	$3,503	$2,437,787

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

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,644	$38,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,240	7,543
Straight-line rental income	(482)	552
Other amortization	1,299	1,281
Amortization of right-of-use asset	50	—
Share-based compensation	5,189	10,977
Change in assets and liabilities:
Rents receivable and other assets	(582)	(1,523)
Accounts payable, accrued expenses and other	(7,725)	(6,832)
Rent collected in advance	716	777
Net cash provided by operating activities	55,349	51,362

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(10,925)	(3,073)
Cash used in investing activities	(10,925)	(3,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common shares	(3,056)	(3,395)
Distributions to common shareholders	(2,036)	(468,232)
Distributions to preferred shareholders	(3,994)	(3,994)
Distributions to holders of noncontrolling interest	(50)	(1,843)
Net cash used in financing activities	(9,136)	(477,464)

Increase (decrease) in cash and cash equivalents	35,288	(429,175)
Cash and cash equivalents at beginning of period	2,160,535	2,582,222
Cash and cash equivalents at end of period	$2,195,823	$2,153,047
See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid, net	$182	$1,946

NON-CASH INVESTING ACTIVITIES:
Recognition of right-of-use asset and lease liability	$873	$—
Accrued capital expenditures	$2,108	$1,697

NON-CASH FINANCING ACTIVITIES:
Distributions payable	$3,663	$6,868
OP Unit redemption	1,444	—
See accompanying notes.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business
Equity Commonwealth, or the Company, is a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland. Our business is primarily the ownership and operation of office properties in the United States.
The Company operates in an umbrella partnership real estate investment trust, or UPREIT, and conducts substantially all of its activities through EQC Operating Trust, a Maryland real estate investment trust, or the Operating Trust. The Company beneficially owned 99.86% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust, or OP Units, as of June 30, 2024, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.
At June 30, 2024, our portfolio consisted of four properties (eight buildings), with a combined 1.5 million square feet, and we had $2.2 billion of cash and cash equivalents.
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

Note 3.  Real Estate Properties
During the six months ended June 30, 2024 and 2023, we made improvements, excluding tenant-funded improvements, to our properties totaling $10.2 million and $3.8 million, respectively.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Lease Payments
Rental revenue consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease payments	$8,622	$8,696	$17,438	$17,763
Variable lease payments	4,194	4,662	9,271	9,821
Rental revenue	$12,816	$13,358	$26,709	$27,584

Note 4.  Shareholders’ Equity
 Common Share Issuances
See Note 7 for information regarding equity issuances related to share-based compensation.
Common Share Repurchases
We did not repurchase any common shares under our share repurchase program during the six months ended June 30, 2024. As of June 30, 2024, we had $93.3 million of remaining availability under our share repurchase program, which expired on June 30, 2024. On June 18, 2024, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares from July 1, 2024 through June 30, 2025.
During the six months ended June 30, 2024 and 2023, certain of our employees and former employees surrendered 161,837 and 134,193 common shares owned by them, respectively, to satisfy their statutory tax withholding obligations in connection with the vesting of such common shares pursuant to our equity compensation plans.
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
Preferred Share Distributions
In 2024, our Board of Trustees declared distributions on our series D preferred shares to date as follows:

Declaration Date	Record Date	Payment Date	Series D Dividend Per Share
January 16, 2024	January 31, 2024	February 15, 2024	$0.40625
April 16, 2024	April 30, 2024	May 15, 2024	$0.40625
July 16, 2024	July 31, 2024	August 15, 2024	$0.40625
Note 5.  Noncontrolling Interest
Noncontrolling interest represents the portion of the OP Units not beneficially owned by the Company. The ownership of an OP Unit and a common share of beneficial interest have essentially the same economic characteristics. Distributions with respect to OP Units will generally mirror distributions with respect to the Company’s common shares. Unitholders (other than the Company) generally have the right, commencing six months from the date of issuance of such OP Units, to cause the Operating Trust to redeem their OP Units in exchange for cash or, at the option of the Company, common shares of the Company on a one-for-one basis. As sole trustee, the Company has the sole discretion to elect whether the redemption right will be satisfied by the Company in cash or the Company’s common shares. As a result, the Noncontrolling interest is classified as permanent equity. As of June 30, 2024, the portion of the Operating Trust not beneficially owned by the Company is in the form of OP Units and LTIP Units (see Note 7 for a description of LTIP Units). LTIP Units may be subject to additional vesting requirements.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the changes in Equity Commonwealth’s issued and outstanding common shares and units for the six months ended June 30, 2024:

	Common Shares	OP Units and LTIP Units	Total
Outstanding at January 1, 2024	106,847,438	226,018	107,073,456
Repurchase and surrender of shares	(161,837)	—	(161,837)
OP Unit redemption	77,793	(77,793)	—
Share-based compensation grants and vesting, net of forfeitures	564,297	6,218	570,515
Outstanding at June 30, 2024	107,327,691	154,443	107,482,134
Noncontrolling ownership interest in the Operating Trust			0.14%
The carrying value of the Noncontrolling interest is allocated based on the number of OP Units and LTIP Units in proportion to the number of OP Units and LTIP Units plus the number of common shares. We adjust the Noncontrolling interest balance at the end of each period to reflect the noncontrolling partners’ interest in the net assets of the Operating Trust. Net income is allocated to the Noncontrolling interest in the Operating Trust based on the weighted average ownership percentage during the period. Equity Commonwealth’s weighted average ownership interest in the Operating Trust was 99.85% and 99.82% for the three and six months ended June 30, 2024, respectively.
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
Our provision for income taxes consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Current:
State and local	$(434)	$(30)	$(464)	$(60)
Federal	—	(766)	—	(1,816)
Income tax expense	$(434)	$(796)	$(464)	$(1,876)

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
2024 Equity Award Activity
During the six months ended June 30, 2024, 391,061 RSUs vested, and, as a result, we issued 391,061 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations (see Note 4).
On January 29, 2024, the Compensation Committee approved grants in the aggregate amount of 142,146 restricted shares and 288,596 RSUs at target (719,326 RSUs at maximum) to the Company’s officers and certain employees, as part of their compensation for fiscal year 2023. The restricted shares were valued at $19.36 per share, the closing price of our common shares on the New York Stock Exchange, or the NYSE, on the grant date. The assumptions and fair value for the RSUs granted during the six months ended June 30, 2024 are included in the following table on a per share basis.

2024
Fair value of market-based awards granted	$27.08
Expected term (years)	4
Expected volatility	15.46%
Risk-free rate	4.06%

On June 18, 2024, in accordance with the Company’s compensation program for independent Trustees, the Committee awarded each of the six independent Trustees $0.1 million in restricted shares or time-based LTIP Units as part of their compensation for the 2024-2025 year of service on the Board of Trustees. These awards equated to 6,218 shares or time-based LTIP Units per Trustee, for a total of 31,090 shares and 6,218 time-based LTIP Units, valued at $19.30 per share and unit, the closing price of our common shares on the NYSE on that day. These shares and time-based LTIP Units vest one year after the date of the award, on June 18, 2025.
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
On June 13, 2023, in accordance with the Company’s compensation program for independent Trustees, the Committee awarded each of the six independent Trustees $0.1 million in restricted shares or time-based LTIP Units as part of their compensation for the 2023-2024 year of service on the Board of Trustees. These awards equated to 5,773 shares or time-based LTIP Units per Trustee, for a total of 28,865 shares and 5,773 time-based LTIP Units, valued at $20.79 per share and unit, the closing price of our common shares on the NYSE on that day. These shares and time-based LTIP Units vested on June 13, 2024.
Outstanding Equity Awards
As of June 30, 2024, the estimated future compensation expense for all unvested restricted shares and time-based LTIP Units was $6.2 million. Compensation expense for the restricted share and time-based LTIP Unit awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

period over which the future compensation expense will be recorded for the restricted shares and time-based LTIP Units is approximately 2.5 years.
As of June 30, 2024, the estimated future compensation expense for all unvested RSUs and market-based LTIP Units was $13.9 million. The weighted average period over which the future compensation expense will be recorded for the RSUs and market-based LTIP Units is approximately 2.4 years.
During the three months ended June 30, 2024 and 2023, we recorded $2.6 million and $8.0 million, respectively, and during the six months ended June 30, 2024 and 2023, we recorded $5.2 million and $11.0 million, respectively,of compensation expense, net of forfeitures, in general and administrative expense for grants to our trustees, employees and an eligible consultant related to our equity compensation plans. Compensation expense recorded during the three months ended June 30, 2024 and 2023 includes $0 and $5.2 million, respectively, of accelerated vesting due to the passing of our former Chairman in 2023. Compensation expense recorded during the six months ended June 30, 2024 and 2023 includes $0 and $5.2 million, respectively, of accelerated vesting due to the passing of our former Chairman in 2023. Forfeitures are recognized as they occur. At June 30, 2024, 1,406,557 shares/units remain available for issuance under the Equity Commonwealth 2015 Omnibus Incentive Plan, as amended.
Note 8.  Fair Value of Assets and Liabilities
As of June 30, 2024, we do not have any assets or liabilities measured at fair value.
Financial Instruments
Our financial instruments include our cash and cash equivalents.  At June 30, 2024 and December 31, 2023, the fair value of these financial instruments was not different from their carrying values.
Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable. As of June 30, 2024, no single tenant of ours is responsible for more than 10% of our consolidated revenues.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9.  Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator for earnings per common share - basic:
Net income	$24,186	$15,836	$49,644	$38,587
Net income attributable to noncontrolling interest	(36)	(52)	(89)	(118)
Preferred distributions	(1,997)	(1,997)	(3,994)	(3,994)
Numerator for net income per share - basic	$22,153	$13,787	$45,561	$34,475

Numerator for earnings per common share - diluted:
Net income	$24,186	$15,836	$49,644	$38,587
Net income attributable to noncontrolling interest	(36)	(52)	(89)	(118)
Preferred distributions	(1,997)	(1,997)	(3,994)	(3,994)
Numerator for net income per share - diluted	$22,153	$13,787	$45,561	$34,475

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic(1)	107,416	109,839	107,316	109,779
RSUs(2)	1,225	1,288	1,061	1,361
LTIP Units(3)	110	110	110	129
Weighted average number of common shares outstanding - diluted	108,751	111,237	108,487	111,269

Net income per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.21	$0.13	$0.42	$0.31
Diluted	$0.20	$0.12	$0.42	$0.31

Anti-dilutive securities(4):
Effect of Series D preferred shares; 6.50% cumulative convertible	4,032	4,032	4,032	4,032
Effect of OP Units and time-based LTIP Units(5)	162	357	193	341
(1) The three months ended June 30, 2024 and 2023, include 128 and 131 weighted-average, unvested, earned RSUs, respectively, and the six months ended June 30, 2024 and 2023, include 129 and 122 weighted-average, unvested, earned RSUs, respectively.
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
(5) Beneficial interests in the Operating Trust.
Note 10.  Segment Information
Our primary business is the ownership and operation of office properties, and we currently have one reportable segment.  One hundred percent of our revenues for the six months ended June 30, 2024 were from office properties.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11.  Related Person Transactions
The following discussion includes a description of our related person transactions for the six months ended June 30, 2024 and 2023.
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
During the three months ended June 30, 2024 and 2023, we recognized expenses of $0.1 million and $0.1 million, respectively, and during the three months ended June 30, 2024 and 2023, we recognized expenses of $0.2 million and $0.2 million, respectively, pursuant to the Two North Office Lease. As of June 30, 2024 and December 31, 2023, we did not have any amounts due to Two North Riverside Plaza Joint Venture Limited Partnership pursuant to the Two North Office Lease.
Note 12.  Subsequent Events
Business Update
On July 30, 2024, our Board: (i) determined that it is advisable and in the best interests of our shareholders to proceed with the wind down of our operations and the liquidation of our assets in order to maximize shareholder value, and (ii) directed management to prepare proxy materials seeking shareholder approval of a plan of sale and dissolution.
Preferred Share Distribution
On July 16, 2024, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on August 15, 2024 to shareholders of record on July 31, 2024.

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
OVERVIEW
We are an internally managed and self-advised REIT primarily engaged in the ownership and operation of office properties in the United States. We were formed in 1986 under Maryland law. The Company operates as an UPREIT, conducting substantially all of its activities through the Operating Trust. As of June 30, 2024, the Company beneficially owned 99.86% of the outstanding OP Units.
At June 30, 2024, our portfolio consisted of four properties (eight buildings), with a combined 1.5 million square feet, and we had $2.2 billion of cash and cash equivalents.
We use leasing and occupancy metrics to evaluate the performance of our properties. We believe these metrics provide useful information to investors because they reflect the leasing activity and vacant space at the properties and may facilitate comparisons of our leasing and occupancy metrics with other REITs and real estate companies.
As of June 30, 2024, our overall portfolio was 71.4% leased. During the three months ended June 30, 2024, we entered into leases for 24,000 square feet, including lease renewals for 20,000 square feet and new leases for 4,000 square feet. The renewal leases entered into during the three months ended June 30, 2024 had cash and GAAP rental rates that were approximately 1.2% higher and 7.5% higher, respectively, compared to prior rental rates for the same space. The new leases entered into during the three months ended June 30, 2024 had cash and GAAP rental rates that were approximately 1.4% lower and 4.0% higher, respectively, compared to prior rental rates for the same space. The change in GAAP rents is different than the change in cash rents due to differences in the amount of rent abatements, the magnitude and timing of contractual rent increases over the lease term, and the length of term for the newly executed leases compared to the prior leases. Percent change in GAAP and cash rents is a comparison of current rent, including estimated tenant expense reimbursements, if any, to the rent, including actual/projected tenant expense reimbursements, if any, last received for the same space on a GAAP and cash basis, respectively. Cash rent during the reporting period is calculated before deducting any initial period free rent.
We have engaged CBRE, Inc., or CBRE, to provide property management services. We pay CBRE a property-by-property management fee and may engage CBRE from time-to-time to perform project management services, such as coordinating and overseeing the completion of tenant improvements and other capital projects at the properties. We reimburse CBRE for certain expenses incurred in the performance of its duties, including certain personnel and equipment costs. For the three months ended June 30, 2024 and 2023, we incurred expenses of $0.8 million and $0.7 million, respectively, and for the six months ended June 30, 2024 and 2023, we incurred expenses of $1.6 million and $1.5 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a percentage of the properties’ revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of June 30, 2024 and December 31, 2023, we had amounts payable pursuant to these services of $0.3 million and $0.4 million, respectively.
Our business has been and is continuing to be impacted by economic uncertainty and an overall slowdown in the office leasing market following the COVID-19 pandemic due to a variety of factors, including tenant uncertainty regarding office space needs given the evolving remote and hybrid working trends and other factors impacting the demand for office space. Many of our employees and the majority of our tenants’ employees are currently working at least in part remotely, with many businesses reassessing their long-term demand for office space. Overall, our business has experienced a significant reduction in leasing interest and activity as well as parking revenue when compared to pre-pandemic levels. As of June 30, 2024 and December 31, 2019, our comparable property portfolio was 71.4% and 91.5% leased, respectively. The duration of these business disruptions continues to be unknown at this time, and we currently are not able to estimate the full impact of the overall slowdown in the office leasing market on our business.
As previously disclosed, we have been evaluating potential investment opportunities in an effort to create long-term value for our shareholders while concurrently taking steps to facilitate the potential wind down of our business. On July 30, 2024, our Board: (i) determined that it is advisable and in the best interests of our shareholders to proceed with the wind down of our operations and the liquidation of our assets in order to maximize shareholder value, and (ii) directed management to prepare proxy materials seeking shareholder approval of a plan of sale and dissolution.
Property Operations
Leased occupancy data for 2024 and 2023 are as follows (square feet in thousands):

	All Properties		Comparable Properties(1)
	As of June 30,		As of June 30,
	2024	2023	2024	2023
Total properties	4	4	4	4
Total square feet	1,521	1,521	1,521	1,521
Percent leased(2)	71.4%	82.0%	71.4%	82.0%

(1)Based on properties owned continuously from January 1, 2023 through June 30, 2024.
(2)Percent leased is the percent of space subject to signed leases. Percent leased is disclosed to quantify the ratio of leased square feet to rentable square feet and we believe it provides useful information as to the proportion of rentable square feet subject to a lease.
The weighted average lease term based on square feet for leases entered into during the three months ended June 30, 2024 was 4.2 years.  Commitments made for leasing expenditures and concessions, such as tenant improvements and leasing commissions, for the leases entered into during the three months ended June 30, 2024 totaled $0.5 million, or $21.17 per square foot on average (approximately $4.99 per square foot per year of the lease term).

As of June 30, 2024, approximately 4.3% of our leased square feet and 4.3% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2024.  Renewal and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring for the remainder of 2024, that have not been backfilled, are approximately market. Lease expirations by year, as of June 30, 2024, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring(1)	Leased Square Feet Expiring(2)	% of Leased Square Feet Expiring(2)	Cumulative % of Leased Square Feet Expiring(2)	Annualized Rental Revenue Expiring(3)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2024	6	47	4.3%	4.3%	$2,241	4.3%	4.3%
2025	8	129	11.9%	16.2%	6,146	11.8%	16.1%
2026	11	69	6.4%	22.6%	3,090	5.9%	22.0%
2027	18	231	21.3%	43.9%	11,196	21.5%	43.5%
2028	11	123	11.3%	55.2%	5,848	11.2%	54.7%
2029	10	149	13.7%	68.9%	6,857	13.2%	67.9%
2030	12	170	15.8%	84.7%	8,025	15.4%	83.3%
2031	4	58	5.3%	90.0%	2,671	5.1%	88.4%
2032	1	32	2.9%	92.9%	1,942	3.7%	92.1%
2033	3	23	2.1%	95.0%	1,174	2.3%	94.4%
Thereafter	4	54	5.0%	100.0%	2,895	5.6%	100.0%
	88	1,085	100.0%		$52,085	100.0%

Weighted average remaining lease term (in years):		4.2			4.3

(1)Tenants with leases expiring in multiple years are counted in each year they expire.
(2)Leased Square Feet as of June 30, 2024 includes space subject to leases that have commenced for revenue recognition purposes in accordance with GAAP, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants. The Leased Square Feet Expiring corresponds to the latest-expiring signed lease for a given suite. Thus, backfilled suites expire in the year stipulated by the new lease.
(3)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of June 30, 2024, plus estimated recurring expense reimbursements; excludes lease value amortization, straight-line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

The principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of June 30, 2024, tenants representing 2.5% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant		Square Feet(1)	% of Total Leased Square Feet(1)	% of Annualized Rental Revenue(2)	Weighted Average Remaining Lease Term
1.	Salesforce.com, Inc.	66	6.1%	6.0%	1.4
2.	KPMG, LLP	66	6.1%	5.4%	4.9
3.	Crowdstrike, Inc.	48	4.4%	5.4%	5.7
4.	CBRE, Inc.	41	3.8%	4.2%	3.8
5.	Jones Lang LaSalle Americas, Inc.	42	3.9%	3.7%	6.0
6.	RSM US LLP	32	2.9%	3.7%	7.9
7.	SonarSource US, Inc.	28	2.6%	3.2%	3.2
8.	Alden Torch Financial, LLC	35	3.2%	3.1%	2.7
9.	Ballard Spahr LLP	30	2.8%	2.7%	1.2
10.	Simply Good Foods USA, Inc	29	2.7%	2.7%	3.4
11.	Wunderman Thompson, LLC	24	2.2%	2.7%	3.1
12.	Shiseido Americas Corporation	21	1.9%	2.6%	5.3
13.	Comcast Cable Communications	30	2.8%	2.5%	2.5
	Total	492	45.4%	47.9%	3.9

(1)Total Leased Square Feet as of June 30, 2024 includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants.
(2)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of June 30, 2024, plus estimated recurring expense reimbursements; excludes lease value amortization, straight-line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Three Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	2024	2023	$ Change	% Change
	(dollars in thousands)
Rental revenue	$12,816	$13,358	$(542)	(4.1)%	$—	$—	$12,816	$13,358	$(542)	(4.1)%
Other revenue	1,293	1,228	65	5.3%	—	4	1,293	1,232	61	5.0%
Operating expenses	(6,718)	(6,942)	224	(3.2)%	(3)	—	(6,721)	(6,942)	221	(3.2)%
Net operating income(3)	$7,391	$7,644	$(253)	(3.3)%	$(3)	$4	7,388	7,648	(260)	(3.4)%
Other expenses:
Depreciation and amortization							4,182	4,514	(332)	(7.4)%
General and administrative							8,356	13,854	(5,498)	(39.7)%
Total other expenses							12,538	18,368	(5,830)	(31.7)%
Interest and other income, net							29,770	27,352	2,418	8.8%
Income before income taxes							24,620	16,632	7,988	48.0%
Income tax expense							(434)	(796)	362	(45.5)%
Net income							24,186	15,836	8,350	52.7%
Net income attributable to noncontrolling interest							(36)	(52)	16	(30.8)%
Net income attributable to Equity Commonwealth							24,150	15,784	8,366	53.0%
Preferred distributions							(1,997)	(1,997)	—	—%
Net income attributable to Equity Commonwealth common shareholders							$22,153	$13,787	$8,366	60.7%
(1)Comparable properties consist of four properties we owned continuously from April 1, 2023 to June 30, 2024.
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
Rental revenue. Rental revenue at the comparable properties decreased $0.5 million, or 4.1%, in the 2024 period, compared to the 2023 period, primarily due to a $0.4 million decrease in escalations and a $0.1 million decrease in real estate tax recoveries.
Other revenue. Other revenue, which primarily includes parking revenue, increased $61,000, or 5.0%, in the 2024 period, compared to the 2023 period, primarily due to an increase in parking demand.
Operating expenses. Operating expenses decreased $0.2 million, or 3.2%, at the comparable properties in the 2024 period, compared to the 2023 period, primarily due to a $0.4 million decrease in pre-leasing demolition costs and a $0.2 million decrease in real estate tax expense, partially offset by a $0.1 million increase in maintenance and repairs and a $0.1 million increase in utility expense.
Depreciation and amortization. Depreciation and amortization decreased $0.3 million, or 7.4% in the 2024 period, compared to the 2023 period, primarily due to acceleration of depreciation and amortization related to a lease contraction in the prior period.
General and administrative. General and administrative expenses decreased $5.5 million, or 39.7% in the 2024 period, compared to the 2023 period, primarily due to $6.0 million of compensation expenses related to the passing of our former chairman in the 2023 period, partially offset by a $0.4 million increase in legal expenses. Excluding the $6.0 million of compensation expense related to the passing of our former chairman in the 2023 period, general and administrative expenses increased $0.5 million, or 5.8%, in the 2024 period, compared to the 2023 period.
Interest and other income, net. Interest and other income, net increased $2.4 million, or 8.8% in the 2024 period, compared to the 2023 period, primarily due to more interest received from higher average interest rates and higher average cash balances.

Income tax expense. Income tax expense decreased $0.4 million in the 2024 period, compared to the 2023 period, primarily due to a decrease in federal income taxes at our taxable REIT subsidiary, partially offset by a settlement of disputed state and local taxes in the 2024 period.
Net income attributable to noncontrolling interest. From 2017 through 2024, we granted LTIP Units to certain of our trustees and employees. Net income attributable to noncontrolling interest of $36,000 in the 2024 period and $0.1 million in the 2023 period relates to the allocation of income to the LTIP/OP Unit holders.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	2024	2023	$ Change	% Change
	(dollars in thousands)
Rental revenue	$26,709	$27,584	$(875)	(3.2)%	$—	$—	$26,709	$27,584	$(875)	(3.2)%
Other revenue	2,590	2,571	19	0.7%	—	11	2,590	2,582	8	0.3%
Operating expenses	(13,236)	(14,195)	959	(6.8)%	(19)	(3)	(13,255)	(14,198)	943	(6.6)%
Net operating income(3)	$16,063	$15,960	$103	0.6%	$(19)	$8	16,044	15,968	76	0.5%
Other expenses:
Depreciation and amortization							8,539	8,824	(285)	(3.2)%
General and administrative							16,679	22,409	(5,730)	(25.6)%
Total other expenses							25,218	31,233	(6,015)	(19.3)%
Interest and other income, net							59,282	55,728	3,554	6.4%
Income before income taxes							50,108	40,463	9,645	23.8%
Income tax expense							(464)	(1,876)	1,412	(75.3)%
Net income							49,644	38,587	11,057	28.7%
Net income attributable to noncontrolling interest							(89)	(118)	29	(24.6)%
Net income attributable to Equity Commonwealth							49,555	38,469	11,086	28.8%
Preferred distributions							(3,994)	(3,994)	—	—%
Net income attributable to Equity Commonwealth common shareholders							$45,561	$34,475	$11,086	32.2%
(1)Comparable properties consist of four properties we owned continuously from January 1, 2023 to June 30, 2024.
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
Rental revenue. Rental revenue at the comparable properties decreased $0.9 million, or 3.2%, in the 2024 period, compared to the 2023 period, primarily due to a $0.7 million decrease in escalations, a $0.3 million decrease in real estate tax recoveries and a $0.3 million decrease in base rent, partially offset by a $0.5 million increase in lease termination fees.
Operating expenses. Operating expenses at the comparable properties decreased $1.0 million, or 6.8%, in the 2024 period, compared to the 2023 period primarily due to a $0.9 million decrease in pre-leasing demolition costs and a $0.5 million decrease in real estate tax expense, partially offset by a $0.1 million increase in utility expense and a $0.1 million increase in maintenance and repairs.
Depreciation and amortization. Depreciation and amortization decreased $0.3 million, or 3.2% in the 2024 period, compared to the 2023 period, primarily due to acceleration of depreciation and amortization related to a lease contraction in the prior period.
General and administrative. General and administrative expenses decreased $5.7 million, or 25.6%, in the 2024 period, compared to the 2023 period, primarily due to $6.0 million of compensation expenses related to the passing of our former chairman in the 2023 period and a $0.6 million decrease in share-based compensation expense, partially offset by a $0.4 million increase in legal expenses, a $0.2 million increase in professional fees and a $0.2 million increase in payroll expense. Excluding the $6.0 million of compensation expense related to the passing of our former chairman in the 2023 period, general and administrative expenses increased $0.2 million, or 1.4%, in the 2024 period, compared to the 2023 period.
Interest and other income, net. Interest and other income, net increased $3.6 million, or 6.4%, in the 2024 period, compared to the 2023 period, primarily due to more interest received from higher average interest rates, partially offset by lower average cash balances.
Income tax expense. Income tax expense decreased $1.4 million in the 2024 period, compared to the 2023 period, primarily due to a decrease in federal income taxes at our taxable REIT subsidiary.

Net income attributable to noncontrolling interest. From 2017 through 2024, we granted LTIP Units to certain of our trustees and employees. Net income attributable to noncontrolling interest of $0.1 million in the 2024 period and $0.1 million in the 2023 period relates to the allocation of income to the LTIP/OP Unit holders.

LIQUIDITY AND CAPITAL RESOURCES
Our Operating Liquidity and Resources
As of June 30, 2024, we had $2.2 billion of cash and cash equivalents.  We expect to use our cash balances, cash flow from our operations and proceeds of any future property sales to fund our operations, make distributions, repurchase our common shares, make investments in properties or businesses, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations will be sufficient to fund our ordinary course activities.
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
Net cash flows provided by (used in) operating, investing and financing activities were $55.3 million, $(10.9) million and $(9.1) million, respectively, for the six months ended June 30, 2024, and $51.4 million, $(3.1) million and $(477.5) million, respectively, for the six months ended June 30, 2023.  Changes in our cash flows between 2024 and 2023 are primarily related to distributions to common shareholders.
Our Investment and Financing Liquidity and Resources
During the six months ended June 30, 2024, we paid an aggregate of $4.0 million of distributions on our series D preferred shares.  On July 16, 2024, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on August 15, 2024 to shareholders of record on July 31, 2024.
We did not repurchase any common shares under our share repurchase program during the six months ended June 30, 2024. As of June 30, 2024, we had $93.3 million of remaining availability under our share repurchase program, which expired on June 30, 2024. On June 18, 2024, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares from July 1, 2024 through June 30, 2025.
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

During the three and six months ended June 30, 2024 and 2023, amounts capitalized at our properties for tenant improvements, leasing costs and building improvements were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Tenant improvements(1)	$1,815	$1,351	$7,567	$3,108
Leasing costs(2)	151	673	325	1,835
Building improvements(3)	730	533	2,585	728
(1)Tenant improvements include capital expenditures to improve tenants’ spaces.
(2)Leasing costs include leasing commissions and related legal expenses.
(3)Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets. Tenant-funded capital expenditures are excluded.
During the three months ended June 30, 2024, commitments made for expenditures in connection with leasing space at our properties were as follows (dollar and square foot measures in thousands):

	New Leases	Renewals	Total
Square feet leased during the period	4	20	24
Tenant improvements and leasing commissions	$147	$366	$513
Tenant improvements and leasing commissions per square foot	$36.67	$18.29	$21.17
Weighted average lease term by square foot (years)(1)	5.6	4.0	4.2
Tenant improvements and leasing commissions per square foot per year of lease term	$6.55	$4.58	$4.99
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

The following table provides a reconciliation of net income to FFO attributable to Equity Commonwealth common shareholders and unitholders and a reconciliation to Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation to FFO:
Net income	$24,186	$15,836	$49,644	$38,587
Real estate depreciation and amortization	4,169	4,503	8,515	8,802
FFO attributable to Equity Commonwealth	28,355	20,339	58,159	47,389
Preferred distributions	(1,997)	(1,997)	(3,994)	(3,994)
FFO attributable to Equity Commonwealth common shareholders and unitholders	$26,358	$18,342	$54,165	$43,395

Reconciliation to Normalized FFO:
FFO attributable to Equity Commonwealth common shareholders and unitholders	$26,358	$18,342	$54,165	$43,395
Straight-line rent adjustments	(259)	273	(482)	552
Former chairman accelerated compensation expense	—	5,957	—	5,957
Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders	$26,099	$24,572	$53,683	$49,904
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

A reconciliation of NOI to net income for the three and six months ended June 30, 2024 and 2023, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Rental revenue	$12,816	$13,358	$26,709	$27,584
Other revenue	1,293	1,232	2,590	2,582
Operating expenses	(6,721)	(6,942)	(13,255)	(14,198)
NOI	$7,388	$7,648	$16,044	$15,968

NOI	$7,388	$7,648	$16,044	$15,968
Depreciation and amortization	(4,182)	(4,514)	(8,539)	(8,824)
General and administrative	(8,356)	(13,854)	(16,679)	(22,409)
Interest and other income, net	29,770	27,352	59,282	55,728
Income before income taxes	24,620	16,632	50,108	40,463
Income tax expense	(434)	(796)	(464)	(1,876)
Net income	$24,186	$15,836	$49,644	$38,587
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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  Other Information
Item 1. Legal Proceedings.
We are or may become a party to various legal proceedings. We are not currently involved in any litigation nor, to our knowledge, is any litigation threatened against us where the outcome would, in our judgment based on information currently available to us, have a material adverse effect on the Company.
Item 1A. Risk Factors.
Other than as previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, there have been no material changes to the risk factors previously disclosed in our Annual Report.
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

3.2	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 11, 2006.)

3.3	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K filed May 31, 2011.)

3.4	Articles Supplementary, dated March 14, 2018. (Incorporated by reference to the Company’s Current Report on Form 8-K filed March 15, 2018.)

3.5	Fourth Amended and Restated Bylaws of the Company, adopted April 2, 2020. (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 3, 2020.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

4.2	Form of 6.50% Series D Cumulative Convertible Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (Filed herewith.)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
Chair of the Board, President and Chief Executive Officer
	Dated:	July 31, 2024

By:	/s/ William H. Griffiths
William H. Griffiths
Executive Vice President, Chief Financial Officer and Treasurer
	Dated:	July 31, 2024