Form 10-Q
period 2024-09-30
Equity Commonwealth
filed 2024-10-24
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of October 18, 2024:  107,334,031.

EQUITY COMMONWEALTH

FORM 10-Q

September 30, 2024

EXPLANATORY NOTE

References in this Quarterly Report on Form 10-Q to the “Company,” “EQC,” “we,” “us” or “our,” refer to Equity Commonwealth and its consolidated subsidiaries as of September 30, 2024, unless the context indicates otherwise.

i

PART I.      Financial Information

Item 1.         Financial Statements.
EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	September 30, 2024	December 31, 2023
		(audited)
ASSETS
Real estate properties:
Land	$22,400	$44,060
Buildings and improvements	158,152	367,827
	180,552	411,887
Accumulated depreciation	(69,254)	(180,535)
	111,298	231,352
Assets held for sale	86,803	—
Cash and cash equivalents	2,225,150	2,160,535
Rents receivable	8,046	15,737
Other assets, net	9,833	17,417
Total assets	$2,441,130	$2,425,041

LIABILITIES AND EQUITY
Liabilities related to properties held for sale	$6,200	$—
Accounts payable, accrued expenses and other	17,621	27,298
Rent collected in advance	1,324	1,990
Distributions payable	2,803	5,640
Total liabilities	27,948	34,928

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6.50% cumulative convertible; 4,915,196 shares issued and outstanding, aggregate liquidation preference of $122,880	119,263	119,263
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 107,327,691 and 106,847,438 shares issued and outstanding, respectively	1,073	1,068
Additional paid in capital	3,942,389	3,935,873
Cumulative net income	3,950,345	3,926,979
Cumulative common distributions	(4,863,688)	(4,864,440)
Cumulative preferred distributions	(739,667)	(733,676)
Total shareholders’ equity	2,409,715	2,385,067
Noncontrolling interest	3,467	5,046
Total equity	2,413,182	2,390,113
Total liabilities and equity	$2,441,130	$2,425,041
See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Rental revenue	$12,782	$13,928	$39,491	$41,512
Other revenue	1,206	1,284	3,796	3,866
Total revenues	13,988	15,212	43,287	45,378
Expenses:
Operating expenses	6,863	6,722	20,118	20,920
Depreciation and amortization	4,214	4,436	12,753	13,260
General and administrative	8,886	7,061	25,565	29,470
Loss on asset impairment	50,226	—	50,226	—
Total expenses	70,189	18,219	108,662	63,650
Interest and other income, net	29,996	29,269	89,278	84,997
(Loss) income before income taxes	(26,205)	26,262	23,903	66,725
Income tax expense	(22)	(30)	(486)	(1,906)
Net (loss) income	(26,227)	26,232	23,417	64,819
Net loss (income) attributable to noncontrolling interest	38	(86)	(51)	(204)
Net (loss) income attributable to Equity Commonwealth	(26,189)	26,146	23,366	64,615
Preferred distributions	(1,997)	(1,997)	(5,991)	(5,991)
Net (loss) income attributable to Equity Commonwealth common shareholders	$(28,186)	$24,149	$17,375	$58,624

Weighted average common shares outstanding — basic	107,456	108,931	107,363	109,494
Weighted average common shares outstanding — diluted	107,456	110,217	108,391	110,916
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$(0.26)	$0.22	$0.16	$0.54
Diluted	$(0.26)	$0.22	$0.16	$0.53

Distributions declared per common share	$—	$—	$—	$4.25

See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands, except share data)
(unaudited)

	Equity Commonwealth Shareholders
	Number of Series D Preferred Shares	Series D Preferred Shares	Number of Common Shares	Common Shares	Additional Paid in Capital	Cumulative Net Income	Cumulative Common Distributions	Cumulative Preferred Distributions	Noncontrolling Interest	Total
Balance at July 1, 2024	4,915,196	$119,263	107,327,691	$1,073	$3,939,583	$3,976,534	$(4,864,499)	$(737,670)	$3,503	$2,437,787
Net loss	—	—	—	—	—	(26,189)	—	—	(38)	(26,227)
Share-based compensation	—	—	—	—	2,705	—	—	—	53	2,758
Distributions	—	—	—	—	—	—	811	(1,997)	50	(1,136)
Adjustment for noncontrolling interest	—	—	—	—	101	—	—	—	(101)	—
Balance at September 30, 2024	4,915,196	$119,263	107,327,691	$1,073	$3,942,389	$3,950,345	$(4,863,688)	$(739,667)	$3,467	$2,413,182

Balance at January 1, 2024	4,915,196	$119,263	106,847,438	$1,068	$3,935,873	$3,926,979	$(4,864,440)	$(733,676)	$5,046	$2,390,113
Net income	—	—	—	—	—	23,366	—	—	51	23,417
Surrender of shares for tax withholding	—	—	(161,837)	(2)	(3,054)	—	—	—	—	(3,056)
Share-based compensation	—	—	564,297	6	7,787	—	—	—	154	7,947
Distributions	—	—	—	—	—	—	752	(5,991)	—	(5,239)
OP Unit redemption	—	—	77,793	1	1,443	—	—	—	(1,444)	—
Adjustment for noncontrolling interest	—	—	—	—	340	—	—	—	(340)	—
Balance at September 30, 2024	4,915,196	$119,263	107,327,691	$1,073	$3,942,389	$3,950,345	$(4,863,688)	$(739,667)	$3,467	$2,413,182

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

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,417	$64,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,894	11,353
Straight-line rental income	(559)	445
Other amortization	1,859	1,907
Amortization of right-of-use asset	126	—
Share-based compensation	7,947	13,476
Loss on asset impairment	50,226	—
Change in assets and liabilities:
Rents receivable and other assets	(1,907)	(1,082)
Accounts payable, accrued expenses and other	(4,328)	(4,253)
Rent collected in advance	779	(222)
Net cash provided by operating activities	88,454	86,443

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(12,706)	(4,613)
Cash used in investing activities	(12,706)	(4,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common shares	(3,056)	(60,198)
Distributions to common shareholders	(2,036)	(468,232)
Distributions to preferred shareholders	(5,991)	(5,991)
Distributions to holders of noncontrolling interest	(50)	(1,843)
Net cash used in financing activities	(11,133)	(536,264)

Increase (decrease) in cash and cash equivalents	64,615	(454,434)
Cash and cash equivalents at beginning of period	2,160,535	2,582,222
Cash and cash equivalents at end of period	$2,225,150	$2,127,788
See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid, net	$182	$1,946

NON-CASH INVESTING ACTIVITIES:
Recognition of right-of-use asset and lease liability	$873	$—
Accrued capital expenditures	$1,621	$1,819

NON-CASH FINANCING ACTIVITIES:
Distributions payable	$2,803	$6,390
OP Unit redemption	1,444	—
See accompanying notes.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business
Equity Commonwealth, or the Company, is a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland. Our business is primarily the ownership and operation of office properties in the United States.
The Company operates in an umbrella partnership real estate investment trust, or UPREIT, and conducts substantially all of its activities through EQC Operating Trust, a Maryland real estate investment trust, or the Operating Trust. The Company beneficially owned 99.86% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust, or OP Units, as of September 30, 2024, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.
On October 2, 2024 the Company filed a definitive proxy statement, the Definitive Proxy, with the U.S. Securities and Exchange Commission related to a Special Meeting of Shareholders, the Special Shareholder Meeting, for the following purposes: (i) to consider and vote upon the Plan of Sale and Dissolution of the Company, the Plan of Sale, including the wind-down and complete liquidation of the Company, and the dissolution and termination of the Company, including the establishment of a Liquidating Entity (as defined in the Definitive Proxy), and (ii) on an advisory, non-binding basis, to consider and vote upon compensation that may become payable by the Company to its named executive officers in connection with the Plan of Sale. The Plan of Sale, which the Company’s Board of Trustees has determined is in the best interests of the Company and its shareholders, authorizes the Company to sell all of its remaining properties, wind-down the Company’s affairs and distribute the net proceeds to shareholders. As disclosed in the Definitive Proxy, the Special Shareholder Meeting is scheduled to be held virtually on November 12, 2024 for shareholders of record at the close of business on October 1, 2024. If the Plan of Sale is approved by the Company's shareholders, the Company will adopt the liquidation basis of accounting which requires the Company's assets to be recognized at the estimated amounts expected to be collected and liabilities to be recognized at the estimated amounts at which they are expected to be settled.
At September 30, 2024, our portfolio consisted of four properties (eight buildings), with a combined 1.5 million square feet, and we had $2.2 billion of cash and cash equivalents.
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

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Note 3.  Real Estate Properties
During the nine months ended September 30, 2024 and 2023, we made improvements, excluding tenant-funded improvements, to our properties totaling $11.4 million and $5.5 million, respectively.
Properties Held for Sale
We classify all properties that meet the criteria outlined in FASB Accounting Standards Codification 360, Property, Plant and Equipment as held for sale on our condensed consolidated balance sheets.  As of December 31, 2023, we did not have any properties classified as held for sale. As of September 30, 2024, we classified the following properties as held for sale:

Asset	Number of Properties	Number of Buildings	Square Footage
1250 H Street, NW	1	1	196,490
206 East 9th Street (Capitol Tower)	1	1	175,510
Bridgepoint Square	1	5	440,007
	3	7	812,007
Summarized balance sheet information for the properties classified as held for sale is as follows (in thousands):

September 30, 2024
Real estate properties	$86,707
Other assets, net	96
Properties held for sale	$86,803

Accounts payable and accrued expenses	$4,755
Rent collected in advance	1,445
Liabilities related to properties held for sale	$6,200
Lease Payments
Rental revenue consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease payments	$8,470	$9,115	$25,908	$26,878
Variable lease payments	4,312	4,813	13,583	14,634
Rental revenue	$12,782	$13,928	$39,491	$41,512

Note 4.  Shareholders’ Equity
 Common Share Issuances
See Note 7 for information regarding equity issuances related to share-based compensation.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Common Share Repurchases
On June 18, 2024, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares from July 1, 2024 through June 30, 2025. We did not repurchase any common shares under our share repurchase program during the nine months ended September 30, 2024. As of September 30, 2024, we had $150.0 million of remaining availability under our share repurchase program, which expires on June 30, 2025.
During the nine months ended September 30, 2024 and 2023, certain of our employees and former employees surrendered 161,837 and 134,193 common shares owned by them, respectively, to satisfy their statutory tax withholding obligations in connection with the vesting of such common shares pursuant to our equity compensation plans.
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
Preferred Share Distributions
In 2024, our Board of Trustees declared distributions on our series D preferred shares to date as follows:

Declaration Date	Record Date	Payment Date	Series D Dividend Per Share
January 16, 2024	January 31, 2024	February 15, 2024	$0.40625
April 16, 2024	April 30, 2024	May 15, 2024	$0.40625
July 16, 2024	July 31, 2024	August 15, 2024	$0.40625
October 16, 2024	October 31, 2024	November 15, 2024	$0.40625
Note 5.  Noncontrolling Interest
Noncontrolling interest represents the portion of the OP Units not beneficially owned by the Company. The ownership of an OP Unit and a common share of beneficial interest have essentially the same economic characteristics. Distributions with respect to OP Units will generally mirror distributions with respect to the Company’s common shares. Unitholders (other than the Company) generally have the right, commencing six months from the date of issuance of such OP Units, to cause the Operating Trust to redeem their OP Units in exchange for cash or, at the option of the Company, common shares of the Company on a one-for-one basis. As sole trustee, the Company has the sole discretion to elect whether the redemption right will be satisfied by the Company in cash or the Company’s common shares. As a result, the Noncontrolling interest is classified as permanent equity. As of September 30, 2024, the portion of the Operating Trust not beneficially owned by the Company is in the form of OP Units and LTIP Units (see Note 7 for a description of LTIP Units). LTIP Units may be subject to additional vesting requirements.
The following table presents the changes in Equity Commonwealth’s issued and outstanding common shares and units for the nine months ended September 30, 2024:

	Common Shares	OP Units and LTIP Units	Total
Outstanding at January 1, 2024	106,847,438	226,018	107,073,456
Repurchase and surrender of shares	(161,837)	—	(161,837)
OP Unit redemption	77,793	(77,793)	—
Share-based compensation grants and vesting, net of forfeitures	564,297	6,218	570,515
Outstanding at September 30, 2024	107,327,691	154,443	107,482,134
Noncontrolling ownership interest in the Operating Trust			0.14%
The carrying value of the Noncontrolling interest is allocated based on the number of OP Units and LTIP Units in proportion to the number of OP Units and LTIP Units plus the number of common shares. We adjust the Noncontrolling interest balance at the end of each period to reflect the noncontrolling partners’ interest in the net assets of the Operating Trust. Net income is allocated to the Noncontrolling interest in the Operating Trust based on the weighted average ownership

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

percentage during the period. Equity Commonwealth’s weighted average ownership interest in the Operating Trust was 99.86% and 99.83% for the three and nine months ended September 30, 2024, respectively.
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
Our provision for income taxes consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Current:
State and local	$(22)	$(30)	$(486)	$(90)
Federal	—	—	—	(1,816)
Income tax expense	$(22)	$(30)	$(486)	$(1,906)

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
2024 Equity Award Activity
During the nine months ended September 30, 2024, 391,061 RSUs vested, and, as a result, we issued 391,061 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations (see Note 4).
On January 29, 2024, the Compensation Committee approved grants in the aggregate amount of 142,146 restricted shares and 288,596 RSUs at target (719,326 RSUs at maximum) to the Company’s officers and certain employees, as part of their

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

compensation for fiscal year 2023. The restricted shares were valued at $19.36 per share, the closing price of our common shares on the New York Stock Exchange, or the NYSE, on the grant date. The assumptions and fair value for the RSUs granted during the nine months ended September 30, 2024 are included in the following table on a per share basis.

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
Outstanding Equity Awards
As of September 30, 2024, the estimated future compensation expense for all unvested restricted shares and time-based LTIP Units was $5.3 million. Compensation expense for the restricted share and time-based LTIP Unit awards is being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average period over which the future compensation expense will be recorded for the restricted shares and time-based LTIP Units is approximately 2.4 years.
As of September 30, 2024, the estimated future compensation expense for all unvested RSUs and market-based LTIP Units was $12.0 million. The weighted average period over which the future compensation expense will be recorded for the RSUs and market-based LTIP Units is approximately 2.3 years.
During the three months ended September 30, 2024 and 2023, we recorded $2.8 million and $2.5 million, respectively, and during the nine months ended September 30, 2024 and 2023, we recorded $8.0 million and $13.5 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our trustees, employees and an eligible consultant related to our equity compensation plans. Compensation expense recorded during the three and nine months ended September 30, 2024 includes $0.1 million and $0.1 million, respectively, of accelerated vesting due to staffing reductions. Compensation expense recorded during the three and nine months ended September 30, 2023 includes $0 and $5.2 million, respectively, of accelerated vesting due to the passing of our former Chairman in 2023. Forfeitures are recognized as they occur. At September 30, 2024, 1,406,557 shares/units remain available for issuance under the Equity Commonwealth 2015 Omnibus Incentive Plan, as amended.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8.  Fair Value of Assets and Liabilities
Properties Held for Sale
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level valuation hierarchy exists for disclosures of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. See Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information. The three levels are defined below:
•Level 1 - Quoted prices in active markets for identical assets or liabilities.
•Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
At September 30, 2024, we have classified 1250 H Street, NW, 206 East 9th Street and Bridgepoint Square as held for sale in accordance with ASC 360. As a result of our current estimates of market value less estimated costs to sell, it was necessary to record impairment charges of $50.2 million which includes $16.3 million of impairment related to non-real estate assets. We determined these impairments based on third-party offer prices, which are level 2 inputs according to the fair value hierarchy established in ASC 820. We reduced the aggregate carrying values of these properties from $136.9 million to their estimated fair value less estimated costs to sell of $86.7 million. We evaluated each of our properties and determined there were no additional valuation adjustments necessary at September 30, 2024.

Financial Instruments
Our financial instruments include our cash and cash equivalents.  At September 30, 2024 and December 31, 2023, the fair value of these financial instruments was not different from their carrying values.
Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable. As of September 30, 2024, no single tenant of ours is responsible for more than 10% of our consolidated revenues.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9.  Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator for earnings per common share - basic:
Net (loss) income	$(26,227)	$26,232	$23,417	$64,819
Net loss (income) attributable to noncontrolling interest	38	(86)	(51)	(204)
Preferred distributions	(1,997)	(1,997)	(5,991)	(5,991)
Numerator for net (loss) income per share - basic	$(28,186)	$24,149	$17,375	$58,624

Numerator for earnings per common share - diluted:
Net (loss) income	$(26,227)	$26,232	$23,417	$64,819
Net loss (income) attributable to noncontrolling interest	38	(86)	(51)	(204)
Preferred distributions	(1,997)	(1,997)	(5,991)	(5,991)
Numerator for net (loss) income per share - diluted	$(28,186)	$24,149	$17,375	$58,624

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic(1)	107,456	108,931	107,363	109,494
RSUs(2)	—	1,176	921	1,299
LTIP Units(3)	—	110	107	123
Weighted average number of common shares outstanding - diluted	107,456	110,217	108,391	110,916

Net (loss) income per common share attributable to Equity Commonwealth common shareholders:
Basic	$(0.26)	$0.22	$0.16	$0.54
Diluted	$(0.26)	$0.22	$0.16	$0.53

Anti-dilutive securities(4):
Effect of Series D preferred shares; 6.50% cumulative convertible	4,032	4,032	4,032	4,032
Effect of RSUs(2)	640	—	—	—
Effect of LTIP Units(3)	101	—	—	—
Effect of OP Units and time-based LTIP Units(5)	154	361	180	348
(1) The three months ended September 30, 2024 and 2023, include 128 and 131 weighted-average, unvested, earned RSUs, respectively, and the nine months ended September 30, 2024 and 2023, include 129 and 125 weighted-average, unvested, earned RSUs, respectively.
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
(5) Beneficial interests in the Operating Trust.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10.  Segment Information
Our primary business is the ownership and operation of office properties, and we currently have one reportable segment.  One hundred percent of our revenues for the nine months ended September 30, 2024 were from office properties.
Note 11.  Related Person Transactions
The following discussion includes a description of our related person transactions for the nine months ended September 30, 2024 and 2023.
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
During the three months ended September 30, 2024 and 2023, we recognized expenses of $0.1 million and $0.1 million, respectively, and during the nine months ended September 30, 2024 and 2023, we recognized expenses of $0.3 million and $0.3 million, respectively, pursuant to the Two North Office Lease. As of September 30, 2024 and December 31, 2023, we did not have any amounts due to Two North Riverside Plaza Joint Venture Limited Partnership pursuant to the Two North Office Lease.
Note 12.  Subsequent Events
Preferred Share Distribution
On October 16, 2024, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on November 15, 2024 to shareholders of record on October 31, 2024.

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
Any forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in our most recent Annual Report, in Part II, Item 1A “Risk Factors” of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 and in our Definitive Proxy Statement on Schedule 14A filed on October 2, 2024.
OVERVIEW
We are an internally managed and self-advised REIT primarily engaged in the ownership and operation of office properties in the United States. We were formed in 1986 under Maryland law. The Company operates as an UPREIT, conducting substantially all of its activities through the Operating Trust. As of September 30, 2024, the Company beneficially owned 99.86% of the outstanding OP Units.
At September 30, 2024, our portfolio consisted of four properties (eight buildings), with a combined 1.5 million square feet, and we had $2.2 billion of cash and cash equivalents.
We use leasing and occupancy metrics to evaluate the performance of our properties. We believe these metrics provide useful information to investors because they reflect the leasing activity and vacant space at the properties and may facilitate comparisons of our leasing and occupancy metrics with other REITs and real estate companies.
As of September 30, 2024, our overall portfolio was 69.7% leased. During the three months ended September 30, 2024, we did not enter into any leases.
We have engaged CBRE, Inc., or CBRE, to provide property management services. We pay CBRE a property-by-property management fee and may engage CBRE from time-to-time to perform project management services, such as coordinating and overseeing the completion of tenant improvements and other capital projects at the properties. We reimburse CBRE for certain expenses incurred in the performance of its duties, including certain personnel and equipment costs. For the three months ended September 30, 2024 and 2023, we incurred expenses of $0.8 million and $0.8 million, respectively, and for the nine months ended September 30, 2024 and 2023, we incurred expenses of $2.4 million and $2.3 million, respectively, related to our property management agreement with CBRE, for property management fees, typically calculated as a percentage of the properties’ revenues, and salary and benefits reimbursements for property personnel, such as property managers, engineers and maintenance staff.  As of September 30, 2024 and December 31, 2023, we had amounts payable pursuant to these services of $0.3 million and $0.4 million, respectively.
Our business has been and is continuing to be impacted by economic uncertainty and an overall slowdown in the office leasing market following the COVID-19 pandemic due to a variety of factors, including tenant uncertainty regarding office space needs given the evolving remote and hybrid working trends and other factors impacting the demand for office space. Many of our employees and the majority of our tenants’ employees are currently working at least in part remotely, with many businesses reassessing their long-term demand for office space. Overall, our business has experienced a significant reduction in leasing interest and activity as well as parking revenue when compared to pre-pandemic levels. As of September 30, 2024 and December 31, 2019, our comparable property portfolio was 69.7% and 91.5% leased, respectively. The duration of these business disruptions continues to be unknown at this time, and we currently are not able to estimate the full impact of the overall slowdown in the office leasing market on our business.
As previously disclosed, we had been evaluating potential investment opportunities in an effort to create long-term value for our shareholders while concurrently taking steps to facilitate the potential wind down of our business. On July 30, 2024, our Board of Trustees: (i) determined that it is advisable and in the best interests of our shareholders to proceed with the wind down of our operations and the liquidation of our assets in order to maximize shareholder value, and (ii) directed management to prepare proxy materials seeking shareholder approval of a plan of sale and dissolution.
On October 2, 2024 the Company filed a definitive proxy statement, the Definitive Proxy, with the U.S. Securities and Exchange Commission related to a Special Meeting of Shareholders, the Special Shareholder Meeting, for the following purposes: (i) to consider and vote upon the Plan of Sale and Dissolution of the Company, the Plan of Sale, including the wind-down and complete liquidation of the Company, and the dissolution and termination of the Company, including the establishment of a Liquidating Entity (as defined in the Definitive Proxy), and (ii) on an advisory, non-binding basis, to consider and vote upon compensation that may become payable by the Company to its named executive officers in connection with the Plan of Sale. The Plan of Sale, which the Company’s Board of Trustees has determined is in the best interests of the Company and its shareholders, authorizes the Company to sell all of its remaining properties, wind-down the Company’s affairs and distribute the net proceeds to shareholders. As disclosed in the Definitive Proxy, the Special Shareholder Meeting is scheduled to be held virtually on November 12, 2024 for shareholders of record at the close of business on October 1, 2024. If the Plan of Sale is approved by the Company's shareholders, the Company will adopt the liquidation basis of accounting which requires the Company's assets to be recognized at the estimated amounts expected to be collected and liabilities to be recognized at the estimated amounts at which they are expected to be settled.
At September 30, 2024, we have classified 1250 H Street, NW, 206 East 9th Street and Bridgepoint Square as held for sale in accordance with ASC 360. As a result of our current estimates of market value less estimated costs to sell, it was necessary to record impairment charges of $50.2 million which includes $16.3 million of impairment related to non-real estate assets. We determined these impairments based on third-party offer prices, which are level 2 inputs according to the fair value hierarchy established in ASC 820. We reduced the aggregate carrying values of these properties from $136.9 million to their estimated fair value less estimated costs to sell of $86.7 million. We evaluated each of our properties and determined there were no additional valuation adjustments necessary at September 30, 2024.
Property Operations
Leased occupancy data for 2024 and 2023 are as follows (square feet in thousands):

	All Properties		Comparable Properties(1)
	As of September 30,		As of September 30,
	2024	2023	2024	2023
Total properties	4	4	4	4
Total square feet	1,521	1,521	1,521	1,521
Percent leased(2)	69.7%	80.8%	69.7%	80.8%

(1)Based on properties owned continuously from January 1, 2023 through September 30, 2024.
(2)Percent leased is the percent of space subject to signed leases. Percent leased is disclosed to quantify the ratio of leased square feet to rentable square feet and we believe it provides useful information as to the proportion of rentable square feet subject to a lease.

As of September 30, 2024, approximately 2.1% of our leased square feet and 2.1% of our annualized rental revenue, determined as set forth below, are included in leases scheduled to expire through December 31, 2024.  Renewal and new leases and rental rates at which available space may be relet in the future will depend on prevailing market conditions at the times these leases are negotiated.  We believe that the in-place cash rents for leases expiring for the remainder of 2024, that have not been backfilled, are approximately market. Lease expirations by year, as of September 30, 2024, are as follows (square feet and dollars in thousands):

Year	Number of Tenants Expiring(1)	Leased Square Feet Expiring(2)	% of Leased Square Feet Expiring(2)	Cumulative % of Leased Square Feet Expiring(2)	Annualized Rental Revenue Expiring(3)	% of Annualized Rental Revenue Expiring	Cumulative % of Annualized Rental Revenue Expiring
2024	3	22	2.1%	2.1%	$1,105	2.1%	2.1%
2025	9	140	13.2%	15.3%	6,839	13.2%	15.3%
2026	11	69	6.5%	21.8%	3,271	6.3%	21.6%
2027	17	220	20.8%	42.6%	10,616	20.3%	41.9%
2028	11	123	11.6%	54.2%	5,860	11.3%	53.2%
2029	10	149	14.1%	68.3%	7,016	13.5%	66.7%
2030	12	170	15.9%	84.2%	8,259	15.9%	82.6%
2031	4	58	5.5%	89.7%	2,698	5.2%	87.8%
2032	1	32	3.0%	92.7%	1,989	3.8%	91.6%
2033	3	23	2.2%	94.9%	1,174	2.3%	93.9%
Thereafter	4	54	5.1%	100.0%	3,167	6.1%	100.0%
	85	1,060	100.0%		$51,994	100.0%

Weighted average remaining lease term (in years):		4.0			4.2

(1)Tenants with leases expiring in multiple years are counted in each year they expire.
(2)Leased Square Feet as of September 30, 2024 includes space subject to leases that have commenced for revenue recognition purposes in accordance with GAAP, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants. The Leased Square Feet Expiring corresponds to the latest-expiring signed lease for a given suite. Thus, backfilled suites expire in the year stipulated by the new lease.
(3)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of September 30, 2024, plus estimated recurring expense reimbursements; excludes lease value amortization, straight-line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.

The principal source of funds for our operations is rents from tenants at our properties.  Rents are generally received from our tenants monthly in advance.  As of September 30, 2024, tenants representing 2.5% or more of our total annualized rental revenue were as follows (square feet in thousands):

Tenant		Square Feet(1)	% of Total Leased Square Feet(1)	% of Annualized Rental Revenue(2)	Weighted Average Remaining Lease Term
1.	Salesforce.com, Inc.	66	6.2%	6.1%	1.2
2.	KPMG, LLP	66	6.2%	5.5%	4.7
3.	Crowdstrike, Inc.	48	4.5%	5.5%	5.4
4.	CBRE, Inc.	41	3.9%	4.2%	3.5
5.	RSM US LLP	32	3.0%	3.8%	7.7
6.	Jones Lang LaSalle Americas, Inc.	42	4.0%	3.8%	5.8
7.	SonarSource US, Inc.	28	2.6%	3.2%	2.9
8.	Alden Torch Financial, LLC	35	3.3%	3.1%	2.4
9.	Ballard Spahr LLP	30	2.8%	2.7%	0.9
10.	Simply Good Foods USA, Inc	29	2.7%	2.7%	3.2
11.	Wunderman Thompson, LLC	24	2.3%	2.7%	2.8
12.	Shiseido Americas Corporation	21	2.0%	2.6%	5.1
13.	Comcast Cable Communications	30	2.8%	2.5%	2.3
	Total	492	46.3%	48.4%	3.7

(1)Total Leased Square Feet as of September 30, 2024 includes space subject to leases that have commenced, space being fitted out for occupancy pursuant to existing leases, and space which is leased but is not occupied or is being offered for sublease by tenants.
(2)Annualized rental revenue is annualized contractual rents from our tenants pursuant to leases which have commenced as of September 30, 2024, plus estimated recurring expense reimbursements; excludes lease value amortization, straight-line rent adjustments, abated (free) rent periods and parking revenue. We calculate annualized rental revenue by aggregating the recurring billings outlined above for the most recent month during the quarter reported, adding abated rent, and multiplying the sum by 12 to provide an estimation of near-term potentially-recurring revenues.  Annualized rental revenue is a forward-looking non-GAAP measure.  Annualized rental revenue cannot be reconciled to a comparable GAAP measure without unreasonable efforts, primarily due to the fact that it is calculated from the billings of tenants in the most recent month at the most recent rental rates during the quarter reported, whereas historical GAAP measures include billings from a potentially different group of tenants over multiple months at potentially different rental rates.
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Three Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	2024	2023	$ Change	% Change
	(dollars in thousands)
Rental revenue	$12,782	$13,927	$(1,145)	(8.2)%	$—	$1	$12,782	$13,928	$(1,146)	(8.2)%
Other revenue	1,206	1,277	(71)	(5.6)%	—	7	1,206	1,284	(78)	(6.1)%
Operating expenses	(6,863)	(6,719)	(144)	2.1%	—	(3)	(6,863)	(6,722)	(141)	2.1%
Net operating income(3)	$7,125	$8,485	$(1,360)	(16.0)%	$—	$5	7,125	8,490	(1,365)	(16.1)%
Other expenses:
Depreciation and amortization							4,214	4,436	(222)	(5.0)%
General and administrative							8,886	7,061	1,825	25.8%
Loss on asset impairment							50,226	—	50,226	N/A
Total other expenses							63,326	11,497	51,829	450.8%
Interest and other income, net							29,996	29,269	727	2.5%
(Loss) income before income taxes							(26,205)	26,262	(52,467)	(199.8)%
Income tax expense							(22)	(30)	8	(26.7)%
Net (loss) income							(26,227)	26,232	(52,459)	(200.0)%
Net loss (income) attributable to noncontrolling interest							38	(86)	124	(144.2)%
Net (loss) income attributable to Equity Commonwealth							(26,189)	26,146	(52,335)	(200.2)%
Preferred distributions							(1,997)	(1,997)	—	—%
Net (loss) income attributable to Equity Commonwealth common shareholders							$(28,186)	$24,149	$(52,335)	(216.7)%
(1)Comparable properties consist of four properties we owned continuously from July 1, 2023 to September 30, 2024.
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
Rental revenue. Rental revenue at the comparable properties decreased $1.1 million, or 8.2%, in the 2024 period, compared to the 2023 period, primarily due to a $0.6 million decrease in base rent, a $0.2 million decrease in escalations and a $0.2 million decrease in real estate tax recoveries.
Operating expenses. Operating expenses increased $0.1 million, or 2.1%, at the comparable properties in the 2024 period, compared to the 2023 period, primarily due to a $0.2 million increase in maintenance and repairs, a $0.1 million increase in utility expense, a $0.1 million increase in HVAC expense and $0.1 million of expense in the 2024 period to prepare the properties for sale, partially offset by a $0.2 million decrease in real estate tax expense and a $0.2 million decrease in pre-leasing demolition costs.
Depreciation and amortization. Depreciation and amortization decreased $0.2 million, or 5.0% in the 2024 period, compared to the 2023 period, primarily due to acceleration of depreciation and amortization related to a lease contraction in the prior period and a decrease in occupancy.
General and administrative. General and administrative expenses increased $1.8 million, or 25.8% in the 2024 period, compared to the 2023 period, primarily due to a $0.9 million increase in legal expenses, $0.5 million of severance expense in the 2024 period, a $0.2 increase in share-based compensation expense and a $0.1 million increase in payroll expense.
Loss on asset impairment. We recorded impairment charges of $50.2 million in the 2024 period related to 1250 H Street, NW, 206 East 9th Street and Bridgepoint Square, as a result of our current estimates of market value less estimated costs to sell.
Interest and other income, net. Interest and other income, net increased $0.7 million, or 2.5% in the 2024 period, compared to the 2023 period, primarily due to more interest received from higher average cash balances.

Net loss (income) attributable to noncontrolling interest. From 2017 through 2024, we granted LTIP Units to certain of our trustees and employees. Net loss (income) attributable to noncontrolling interest of $38,000 in the 2024 period and $(0.1) million in the 2023 period relates to the allocation of income to the LTIP/OP Unit holders.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023

	Comparable Properties Results(1)				Other Properties Results(2)		Consolidated Results
	Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	2024	2023	$ Change	% Change
	(dollars in thousands)
Rental revenue	$39,491	$41,511	$(2,020)	(4.9)%	$—	$1	$39,491	$41,512	$(2,021)	(4.9)%
Other revenue	3,796	3,848	(52)	(1.4)%	—	18	3,796	3,866	(70)	(1.8)%
Operating expenses	(20,099)	(20,914)	815	(3.9)%	(19)	(6)	(20,118)	(20,920)	802	(3.8)%
Net operating income(3)	$23,188	$24,445	$(1,257)	(5.1)%	$(19)	$13	23,169	24,458	(1,289)	(5.3)%
Other expenses:
Depreciation and amortization							12,753	13,260	(507)	(3.8)%
General and administrative							25,565	29,470	(3,905)	(13.3)%
Loss on asset impairment							50,226	—	50,226	N/A
Total other expenses							88,544	42,730	45,814	107.2%
Interest and other income, net							89,278	84,997	4,281	5.0%
Income before income taxes							23,903	66,725	(42,822)	(64.2)%
Income tax expense							(486)	(1,906)	1,420	(74.5)%
Net income							23,417	64,819	(41,402)	(63.9)%
Net income attributable to noncontrolling interest							(51)	(204)	153	(75.0)%
Net income attributable to Equity Commonwealth							23,366	64,615	(41,249)	(63.8)%
Preferred distributions							(5,991)	(5,991)	—	—%
Net income attributable to Equity Commonwealth common shareholders							$17,375	$58,624	$(41,249)	(70.4)%
(1)Comparable properties consist of four properties we owned continuously from January 1, 2023 to September 30, 2024.
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
Rental revenue. Rental revenue at the comparable properties decreased $2.0 million, or 4.9%, in the 2024 period, compared to the 2023 period, primarily due to a $1.0 million decrease in escalations, a $0.9 million decrease in base rent and a $0.5 million decrease in real estate tax recoveries, partially offset by a $0.4 million increase in lease termination fees.
Operating expenses. Operating expenses at the comparable properties decreased $0.8 million, or 3.9%, in the 2024 period, compared to the 2023 period primarily due to a $1.1 million decrease in pre-leasing demolition costs and a $0.6 million decrease in real estate tax expense, partially offset by a $0.3 million increase in maintenance and repairs, a $0.2 million increase in utility expense, $0.2 million of expense in the 2024 period to prepare the properties for sale, a $1.0 million increase in HVAC expense and a $1.0 million increase in landscaping expense.
Depreciation and amortization. Depreciation and amortization decreased $0.5 million, or 3.8% in the 2024 period, compared to the 2023 period, primarily due to acceleration of depreciation and amortization related to a lease contraction in the prior period and a decrease in occupancy.
General and administrative. General and administrative expenses decreased $3.9 million, or 13.3%, in the 2024 period, compared to the 2023 period, primarily due to $6.0 million of compensation expenses related to the passing of our former chairman in the 2023 period and a $0.4 million decrease in share-based compensation expense, partially offset by a $1.3 million increase in legal expenses, $0.5 million of severance expense in the 2024 period, a $0.3 million increase in payroll expense, a $0.2 million increase in professional fees and a $0.2 million increase in bonus expense. Excluding the $6.0 million of compensation expense related to the passing of our former chairman in the 2023 period, general and administrative expenses increased $2.1 million, or 8.7%, in the 2024 period, compared to the 2023 period.
Loss on asset impairment. We recorded impairment charges of $50.2 million in the 2024 period related to 1250 H Street, NW, 206 East 9th Street and Bridgepoint Square, as a result of our current estimates of market value less estimated costs to sell.

Interest and other income, net. Interest and other income, net increased $4.3 million, or 5.0%, in the 2024 period, compared to the 2023 period, primarily due to more interest received from higher average interest rates, partially offset by lower average cash balances.
Income tax expense. Income tax expense decreased $1.4 million in the 2024 period, compared to the 2023 period, primarily due to a decrease in federal income taxes at our taxable REIT subsidiary.
Net income attributable to noncontrolling interest. From 2017 through 2024, we granted LTIP Units to certain of our trustees and employees. Net income attributable to noncontrolling interest of $0.1 million in the 2024 period and $0.2 million in the 2023 period relates to the allocation of income to the LTIP/OP Unit holders.

LIQUIDITY AND CAPITAL RESOURCES
Our Operating Liquidity and Resources
On July 30, 2024, our Board of Trustees: (i) determined that it is advisable and in the best interests of our shareholders to proceed with the wind down of our operations and the liquidation of our assets in order to maximize shareholder value, and (ii) directed management to prepare proxy materials seeking shareholder approval of a plan of sale and dissolution. On October 2, 2024, we filed the Definitive Proxy with the SEC and set November 12, 2024 as the date for the Special Shareholder Meeting for shareholders of record at the close of business on October 1, 2024 to vote on the proposed Plan of Sale. The vote on these matters will materially impact our long-term capital needs and our plan to meet those needs. As of September 30, 2024, we had $2.2 billion of cash and cash equivalents.  We expect to use our cash balances, cash flow from our operations and proceeds of any future property sales to fund our operations, make distributions, repurchase our common shares, make investments in our existing properties, fund tenant improvements and leasing costs and for other general business purposes.  We believe our cash balances and the cash flow from our operations, as well as expected proceeds from the sale of our assets, will be sufficient to fund our ordinary course activities.
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
Our future cash flows from operating activities will also depend upon our:
•ability to maintain or improve the occupancy of, and the rental rates at, our properties; and
•ability to control operating and financing expense increases at our properties.
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
Net cash flows provided by (used in) operating, investing and financing activities were $88.5 million, $(12.7) million and $(11.1) million, respectively, for the nine months ended September 30, 2024, and $86.4 million, $(4.6) million and $(536.3) million, respectively, for the nine months ended September 30, 2023.  Changes in our cash flows between 2024 and 2023 are primarily related to distributions to common shareholders and repurchase and retirement of common shares.
Our Investment and Financing Liquidity and Resources
During the nine months ended September 30, 2024, we paid an aggregate of $6.0 million of distributions on our series D preferred shares.  On October 16, 2024, our Board of Trustees declared a dividend of $0.40625 per series D preferred share, which will be paid on November 15, 2024 to shareholders of record on October 31, 2024.
On June 18, 2024, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares from July 1, 2024 through June 30, 2025. We did not repurchase any common shares under our share repurchase program during the nine months ended September 30, 2024. As of September 30, 2024, we had $150.0 million of remaining availability under our share repurchase program, which expires on June 30, 2025.
We may utilize various types of financings, including debt or equity, to fund obligations as they become due. Although we are not currently rated by the debt rating agencies, the completion and the costs of any future debt transactions will depend primarily upon market conditions and our credit ratings at such time, if any. We have no control over market conditions. Any credit ratings will depend upon evaluations by credit rating agencies of our business practices and plans and, in particular, whether we appear to have the ability to maintain our earnings, to space any debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably foreseeable adverse changes.

During the three and nine months ended September 30, 2024 and 2023, amounts capitalized at our properties for tenant improvements, leasing costs and building improvements were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Tenant improvements(1)	$758	$224	$8,325	$3,332
Leasing costs(2)	8	646	333	2,481
Building improvements(3)	536	1,438	3,121	2,166
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

The following table provides a reconciliation of net income to FFO attributable to Equity Commonwealth common shareholders and unitholders and a reconciliation to Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation to FFO:
Net (loss) income	$(26,227)	$26,232	$23,417	$64,819
Real estate depreciation and amortization	4,202	4,429	12,717	13,231
Loss on asset impairment(1)	50,226	—	50,226	—
FFO attributable to Equity Commonwealth	28,201	30,661	86,360	78,050
Preferred distributions	(1,997)	(1,997)	(5,991)	(5,991)
FFO attributable to Equity Commonwealth common shareholders and unitholders	$26,204	$28,664	$80,369	$72,059

Reconciliation to Normalized FFO:
FFO attributable to Equity Commonwealth common shareholders and unitholders	$26,204	$28,664	$80,369	$72,059
Straight-line rent adjustments	(77)	(107)	(559)	445
Wind down costs	1,246	—	1,246	—
Former chairman accelerated compensation expense	—	—	—	5,957
Normalized FFO attributable to Equity Commonwealth common shareholders and unitholders	$27,373	$28,557	$81,056	$78,461
(1)Includes $16.3 million of loss on asset impairment related to non-real estate assets which will be written off or transferred to a buyer upon sale.
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

A reconciliation of NOI to net (loss) income for the three and nine months ended September 30, 2024 and 2023, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Rental revenue	$12,782	$13,928	$39,491	$41,512
Other revenue	1,206	1,284	3,796	3,866
Operating expenses	(6,863)	(6,722)	(20,118)	(20,920)
NOI	$7,125	$8,490	$23,169	$24,458

NOI	$7,125	$8,490	$23,169	$24,458
Depreciation and amortization	(4,214)	(4,436)	(12,753)	(13,260)
General and administrative	(8,886)	(7,061)	(25,565)	(29,470)
Loss on asset impairment	(50,226)	—	(50,226)	—
Interest and other income, net	29,996	29,269	89,278	84,997
(Loss) income before income taxes	(26,205)	26,262	23,903	66,725
Income tax expense	(22)	(30)	(486)	(1,906)
Net (loss) income	$(26,227)	$26,232	$23,417	$64,819
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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  Other Information
Item 1. Legal Proceedings.
We are or may become a party to various legal proceedings. We are not currently involved in any litigation nor, to our knowledge, is any litigation threatened against us where the outcome would, in our judgment based on information currently available to us, have a material adverse effect on the Company.
Item 1A. Risk Factors.
Other than as previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 and in our Definitive Proxy Statement on Schedule 14A filed on October 2, 2024, there have been no material changes to the risk factors previously disclosed in our Annual Report.
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

3.2	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 11, 2006.)

3.3	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K filed May 31, 2011.)

3.4	Articles Supplementary, dated March 14, 2018. (Incorporated by reference to the Company’s Current Report on Form 8-K filed March 15, 2018.)

3.5	Fourth Amended and Restated Bylaws of the Company, adopted April 2, 2020. (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 3, 2020.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

4.2	Form of 6.50% Series D Cumulative Convertible Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (Filed herewith.)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
Chair of the Board, President and Chief Executive Officer
	Dated:	October 24, 2024

By:	/s/ William H. Griffiths
William H. Griffiths
Executive Vice President, Chief Financial Officer and Treasurer
	Dated:	October 24, 2024