Form 10-K
period 2024-12-31
Equity Commonwealth
filed 2025-02-27
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required recovery analysis of incentive-based compensation received by an of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒
The aggregate market value of the voting common shares of beneficial ownership, $0.01 par value, or common shares, of the registrant held by non-affiliates was $2.2 billion based on the $20.26 closing price per common share on the New York Stock Exchange on June 30, 2024. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our trustees, executive officers, and any 10% or greater shareholders. These assumptions should not be deemed to constitute an admission that all trustees, executive officers, and 10% or greater shareholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our trustees, officers, and principal shareholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.
Number of registrant’s common shares outstanding as of February 20, 2025:  107,421,250.

FORWARD LOOKING STATEMENTS
Some of the statements contained in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the federal securities laws including, but not limited to, statements pertaining to our Plan of Sale (as defined below), anticipated business strategies, goals, policies and objectives, capital resources and financing, portfolio performance, lease expiration schedules, results of operations or anticipated market conditions, including our statements regarding the overall impact of changing laws, statutes, regulations, and the interpretations thereof, on the foregoing. Any forward-looking statements contained in this Annual Report on Form 10-K are intended to be made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. You can identify forward-looking statements by the use of forward-looking terminology, including but not limited to, “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
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

EQUITY COMMONWEALTH
2024 FORM 10-K ANNUAL REPORT

EXPLANATORY NOTE
References in this Annual Report on Form 10-K to “the Company”, “EQC”, “we”, “us” or “our”, refer to Equity Commonwealth and its consolidated subsidiaries as of December 31, 2024, unless the context indicates otherwise.
PART I
Item 1.    Business.
Organization.    We are an internally managed and self-advised real estate investment trust (“REIT”). We were formed in 1986 under Maryland law and we have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, (the “Code”). The Company operates as what is commonly referred to as an umbrella partnership real estate investment trust (“UPREIT”), conducting substantially all of its activities through EQC Operating Trust, a Maryland real estate investment trust (the “Operating Trust”).
The Company beneficially owned 99.86% of the outstanding shares of beneficial interest, designated as units (“OP Units”) in the Operating Trust, as of December 31, 2024, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.
The Company. In 2014, we took over responsibility for the Company when EQC’s shareholders voted to replace EQC’s then-existing board of trustees. EQC’s new Board of Trustees (the “Board”) appointed a new team of executive officers and internalized management. The Board and management team then undertook a comprehensive review of the Company, its legal and capital structures and its portfolio of properties, which were primarily office buildings in the United States. We executed a strategy that focused on disposing of a significant portion of the Company’s assets to reshape the portfolio and generate liquidity to fund future investments in high-quality assets or businesses to create a foundation for long-term growth to maximize shareholder value.
From 2014 to the onset of the COVID-19 pandemic in early 2020, the Company completed over $7.6 billion of dispositions. At the same time, and through the middle of 2024, we evaluated over 100 potential investment opportunities to create long-term value for shareholders. These investment opportunities spanned a wide range of property sectors, including office, retail, single-family rental, lodging, life sciences, industrial, manufactured housing, multi-family rentals and self-storage and to a lesser extent healthcare, data centers, cell towers and infrastructure. Despite our efforts, we were unable to consummate a transaction in line with our strategy.
While evaluating potential investment opportunities in an effort to create long-term value for our shareholders, we concurrently took steps to facilitate the potential wind-down of our business. On July 30, 2024, our Board: (i) determined that it was advisable and in the best interests of our shareholders to proceed with the wind-down of our operations and the liquidation of our assets in order to maximize shareholder value, and (ii) directed the Company’s management team to prepare proxy materials seeking shareholder approval of a plan of sale and dissolution.
Plan of Sale. On October 2, 2024, the Company filed a definitive proxy statement (the “Definitive Proxy”) with the U.S. Securities and Exchange Commission (the “SEC”) related to a special meeting of shareholders for the following purposes: (i) to consider and vote upon the Plan of Sale and Dissolution of the Company (the “Plan of Sale”), including the wind-down and complete liquidation of the Company, and the dissolution and termination of the Company, including the establishment of a Liquidating Entity (as defined in the Definitive Proxy), and (ii) on an advisory, non-binding basis, to consider and vote upon the compensation that may become payable by the Company to its named executive officers in connection with the Plan of Sale (the “Executive Compensation Proposal”). The Plan of Sale, which the Board determined was in the best interests of the Company and its shareholders, authorizes the Company to sell its remaining properties, wind-down the Company’s affairs and distribute the net proceeds to shareholders. At the special shareholder meeting held on November 12, 2024, the Company’s shareholders approved both proposals with: (i) 85.5% of outstanding shares, and 99% of votes cast, in favor of the Plan of Sale proposal (two-thirds of outstanding shares required for approval), and (ii) 86.7% of votes cast in favor of the Executive Compensation Proposal (majority of votes cast required for approval).
Pursuant to the Plan of Sale, the Company accomplished the following in 2024 to facilitate the efficient wind-down of its business:
•Paid the liquidation preference to the holders of shares of the Company’s 6.50% Series D Cumulative Convertible Preferred Shares of beneficial interest, par value $0.01 per share (the “Series D Preferred Shares”), constituting all amounts due and owing such holders, in conjunction with which a Form 25 was filed with the SEC to effect the withdrawal of the Series D Preferred Shares from the New York Stock Exchange (“NYSE”);

•Paid common shareholders an initial cash liquidating distribution of $19.00 per common share (the “Initial Liquidating Distribution”);
•Sold three of our four remaining properties, namely 1250 H Street, NW in Washington DC, and 206 East 9th Street and Bridgepoint Square in Austin, Texas;
•Updated the estimated aggregate shareholder liquidating distribution range of $19.50 to $21.00 per common share as disclosed in the Definitive Proxy to a range of $20.00 to $21.00 per common share on November 15, 2024 following the Initial Liquidating Distribution, which was subsequently updated to a range of $20.55 to $20.70 per common share on February 27, 2025, following the February 25, 2025 closing of our sale of 1225 Seventeenth Street in Denver, CO;
•Maintained the Company’s REIT qualification and NYSE listing for our common shares in an effort to provide tax efficiency and liquidity for common shareholders; and
•Wound down and dissolved a substantial portion of the Company’s subsidiary entities to facilitate an efficient wind-down of the Company.
Business Strategy.   Our business strategy is to implement the Plan of Sale, distribute net proceeds to our shareholders, and wind-down and liquidate the Company.
Properties. As of December 31, 2024, our portfolio consisted of one property, with a total of 0.7 million square feet. Over the past ten years, we disposed of 167 properties and three land parcels totaling 45.1 million square feet for an aggregate gross sales price of $7.0 billion, as well as $704.8 million of common shares of Select Income REIT. Since 2014 through December 31, 2024, we have used proceeds to retire $3.4 billion of debt and preferred shares, repurchased $652.1 million of our common shares and paid $3.8 billion in distributions to our common shareholders. Following our payout of the liquidation preference to the holders of the Series D Preferred Shares and the payout of our Initial Liquidating Distribution of $19.00 per common share, we have $160.5 million of cash and cash equivalents and no debt outstanding as of December 31, 2024.
During the year ended December 31, 2024, we sold 1250 H Street, NW in Washington, D.C., and 206 East 9th Street and Bridgepoint Square in Austin, Texas. On February 25, 2025, we sold 1225 Seventeenth Street in Denver, Colorado. We have no remaining properties.
Human Capital Resources. As of December 31, 2024, we had 22 full-time employees, reduced from 66 full-time employees as of December 31, 2015, as the size of our property portfolio decreased. Our employee compensation program consists of the following: (i) base salary, (ii) annual cash bonus, (iii) long-term incentive compensation awards, and (iv) health and welfare benefits. We believe that the structure of our compensation program is aligned with the interests of our shareholders, rewards performance and serves to retain employees. We provide our employees feedback on performance against pre-established goals during our annual review process. We also provide our employees with a variety of resources and tools to promote training and development.
Our principal executive offices are located at Two North Riverside Plaza, Suite 2000, Chicago, Illinois 60606, our telephone number is (312) 646-2800 and our website is www.eqcre.com.
Corporate Responsibility.    We believe that sustainability, social responsibility and strong corporate governance (collectively, “Corporate Responsibility”) are key contributors to success. Our approach to Corporate Responsibility matters addresses our effect on the environment, our social impact and our relationships with our stakeholders, including our shareholders, employees and vendors.
Our commitment to the principles of sustainability starts at the top: our Board oversees our sustainability program and initiatives, our management team regularly reports to our Board on that program and our executive officers are evaluated and compensated, in part, on the Company’s efforts with respect to Corporate Responsibility initiatives. Our CEO directly oversees our sustainability activities and performance, and our CEO and General Counsel, along with the senior member of our sustainability team, regularly update our Board on sustainability initiatives.
We are committed to continue the Company’s sustainability and social responsibility initiatives to the extent they are aligned with the Plan of Sale and wind-down process.
Our Board reviews our corporate governance practices regularly, and we strive to operate the Company on a foundation of strong corporate governance principles. For further information on our corporate governance structure and policies, please see “Directors, Executive Officers and Corporate Governance” in Item 10 of Part III of this Annual Report on Form 10-K.
For a more thorough description of the Company’s Corporate Responsibility initiatives, please see the Company’s 2024 Corporate Responsibility Report in the investor relations “Corporate Responsibility” portion of the Company’s website at

www.eqcre.com. The 2024 Corporate Responsibility Report, which was published following the review and approval of our Board, is not part of or incorporated into this Annual Report on Form 10-K.
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
The law firm of Fried, Frank, Harris, Shriver & Jacobson LLP (“Fried Frank”) has acted as our tax counsel in connection with the filing of this annual report. We have received an opinion from Fried Frank, dated February 27, 2025, that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Code for each of our taxable years beginning with our taxable year ended December 31, 2021 through our taxable year ended December 31, 2024. It must be emphasized that the opinion of Fried Frank is based on various assumptions relating to our organization and operation, is conditioned upon factual representations and covenants made by our management regarding our organization, assets, income, the conduct of our business operations, the economic terms of our leases, and other items regarding our ability to meet the various requirements for qualification as a REIT, the results of which have not been and will not be reviewed by Fried Frank, and assumes that such representations and covenants are accurate and complete and that we have taken no action inconsistent with our qualification as a REIT. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given by Fried Frank or by us that we will qualify as a REIT for any particular year. The opinion of Fried Frank was expressed as of the date issued. Fried Frank will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. You should be aware that opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not challenge the conclusions set forth in such opinions. Fried Frank’s opinion does not foreclose the possibility that we may have to utilize one or more of the REIT savings provisions, which could require us to pay an excise or penalty tax (which tax could be significant in amount) in order for us to maintain our REIT qualification.
Qualification and taxation as a REIT depend upon our ability to meet requirements relating to income, asset ownership, distribution levels and diversity of share ownership, and the various other REIT qualification requirements imposed under the Code. Given the complex nature of the REIT qualification requirements, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, we cannot provide any assurance that our actual operating results will satisfy the requirements for taxation as a REIT under the Code for any particular taxable year.
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
Copies of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of our Audit, Compensation and Nominating and Corporate Governance committees are posted on our website and may be obtained free of charge by writing to Secretary, Equity Commonwealth, Two North Riverside Plaza, Suite 2000, Chicago, Illinois 60606. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. Any shareholder or other interested party who desires to communicate with our Board, or our non-management Trustees, individually or as a group, may do so by contacting our investor relations department through our website. Our website address is included in this Annual Report on Form 10-K as a textual reference only and the information on the website is not incorporated by reference into this Annual Report on Form 10-K.

RISK FACTORS
Item 1A.    Risk Factors.
Set forth below are the risk factors that we believe are material to our investors. The occurrence of any of the risks discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition and results of operations or could delay or reduce liquidating distributions to our shareholders. You should carefully consider the following risk factors together with all of the other information contained in this Annual Report on Form 10-K.

Risk Factors Related to Plan of Sale
We cannot assure you of the actual amount you will receive in liquidating distributions or when you will receive them.
The remaining liquidating distributions are based on estimates involving certain assumptions and judgments and do not reflect the actual amount that our shareholders will receive in liquidating distributions. The actual amount we will distribute to you may be higher or lower than our estimated liquidating distributions if our liabilities are greater or less than we expect. In addition, the actual amount we will distribute to you may be higher or lower than our estimated liquidating distributions due to expenses incurred and revenue generated prior to dissolution, operational and general administrative expenses, wind-down costs, taxes, estimated costs or liabilities related to pending and any future litigation, and other liabilities that may be incurred by the Company. Our estimated liquidating distributions do not take into account interest rate, market conditions or other factors occurring after we determined our estimates, which may cause the aggregate amount of liquidating distributions to be more or less than our estimates.
If our Plan of Sale costs or unpaid liabilities are greater than we expect, our liquidating distributions may be delayed or reduced.
Before making the final liquidating distribution, we will need to pay or arrange for the payment of all of our transaction costs in the Plan of Sale and all other costs and all valid claims of our creditors and claimants. Our Board may also decide to establish a reserve fund to pay contingent claims. To the extent that we have underestimated these costs in calculating our estimated liquidating distributions, our actual liquidating distributions may be lower than our estimated liquidating distributions. Further, if a reserve fund is established, payment of liquidating distributions to our shareholders may be delayed or reduced.
Our shareholders could, in some circumstances, be held liable for amounts they received from us in connection with our dissolution.
Under Maryland law, certain obligations or liabilities of our shareholders, trustees or officers may not be avoided by our dissolution. For example, if we make liquidating distributions to our shareholders without making adequate provisions for payment of creditors’ claims (including litigation claims), our shareholders may be liable to the creditors to the extent of the liquidating distributions to them in excess of the amount of any payments due to creditors, up to the amounts previously received by such shareholder from us. Accordingly, in such event, a shareholder could be required to return all liquidating distributions previously made to such shareholder and a shareholder could receive less or nothing from us under the Plan of Sale. Moreover, in the event a shareholder has paid taxes on amounts previously received as a liquidating distribution, a repayment of all or a portion of such amount could result in a shareholder incurring a net tax cost if the shareholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. To the extent that we have underestimated the size of our contingency reserve and liquidating distributions to our shareholders have already been made, our shareholders may be required to return some of the liquidating distributions.
Our Board, under certain circumstances, may terminate the Plan of Sale without shareholder approval at the Board’s discretion, and may also otherwise modify or amend the Plan of Sale at any time after it is approved by our shareholders.
Notwithstanding approval of the Plan of Sale by our shareholders, under certain circumstances, our Board may terminate the Plan of Sale without shareholder approval at the Board’s discretion and authorize us to seek a merger, business combination or similar transaction, as a result of which you may receive a different amount or form of consideration than otherwise provided for under the Plan of Sale. This power of termination may be exercised up to the time that a Notice of Termination of Existence has been accepted for recording by the State Department of Assessments and Taxation of Maryland (the “SDAT”). In addition, our Board may modify or amend the Plan of Sale without further action by our shareholders to the extent permitted under then current law if the Board concludes that such modification or amendment is in the best interests of our shareholders. Any termination or modification may impact the timing and amount of liquidating distributions.
Pursuing the Plan of Sale may cause us to fail to qualify as a REIT, which could significantly lower the amount of our liquidating distributions.
For so long as we qualify as a REIT and distribute all of our taxable income, we generally are not subject to U.S. federal income tax. However, there is a risk that our actions in pursuit of the Plan of Sale may cause us to fail to meet one or more of the requirements that must be met in order to qualify as a REIT. For example, to qualify as a REIT, at least 75% of our gross income must come from real estate sources and 95% of our gross income must come from real estate sources and certain other sources that are itemized in the REIT tax laws, mainly interest and dividends. We may encounter difficulties satisfying these or other REIT requirements as part of the liquidation process. We expect to remain qualified as a REIT until our final REIT tax year ends, when we transfer any remaining assets and liabilities to the Liquidating Entity. If we are unable to maintain our REIT status in 2025 or future taxable years, we will, among other things (unless entitled to relief under certain statutory provisions):
•not be allowed a deduction for dividends paid to shareholders in computing our taxable income;
•be subject to federal income tax on our taxable income, including recognized gains, at regular corporate rates;
•be subject to increased state and local taxes; and
•be disqualified from treatment as a REIT for the taxable year in which we lose our qualification and for the four following taxable years.
As a result of these consequences, our failure to qualify as a REIT could substantially reduce the funds available for liquidating distributions to our shareholders.
We previously owned office properties and hold and/or held cash and cash equivalents through two subsidiary entities which are intended to qualify as REITs (the “Subsidiary REITs”). The Subsidiary REITs are subject to the various REIT qualification requirements and other limitations. If one of the Subsidiary REITs were to fail to qualify as a REIT: (i) the Subsidiary REIT would become subject to U.S. federal income tax and could become subject to increased state and local taxes, (ii) shares in the Subsidiary REIT would cease to be qualifying assets for purposes of the asset tests applicable to REITs and would cease to produce qualifying income for purposes of the income tests applicable to REITs, and (iii) it is possible that we would fail certain asset and income tests applicable to REITs, and we could fail to qualify as a REIT, unless we avail ourselves of certain relief provisions.
Pursuing the Plan of Sale may cause us to be subject to a 100% excise tax on the net income from “prohibited transactions,” which would reduce the amount of our liquidating distributions.
So long as we continue to qualify as a REIT, any net gain from “prohibited transactions” will be subject to a 100% tax. “Prohibited transactions” are sales of property held primarily for sale to customers in the ordinary course of a trade or business. The prohibited transactions tax is intended to prevent a REIT from retaining any profit from ordinary retailing activities such as sales to customers of condominium units or subdivided lots in a development project. The Code provides for a “safe harbor” which, if all its conditions are met, would protect a REIT’s property sales from being considered prohibited transactions. Whether an asset is property held primarily for sale to customers in the ordinary course of a trade or business is a highly factual determination. We expect the asset sales made pursuant to the Plan of Sale to either qualify for the safe harbor or otherwise not be subject to the prohibited transactions tax. There can be no assurance, however, that such sales will qualify for the safe harbor or the Internal Revenue Service (the “IRS”) will not successfully challenge the characterization of properties we hold for purposes of applying the prohibited transactions tax.
Because liquidating distributions may be made in multiple tax years, if we were to terminate the Plan of Sale in a tax year subsequent to one in which we had already made liquidating distributions, the timing and character of your taxation with respect to liquidating distributions made to you in the prior tax year could change, which may obligate you to file amended tax returns and subject you to greater tax liability with respect to the prior tax year than you would otherwise have been subject to.
If we were to terminate the Plan of Sale in a tax year subsequent to one in which we had already made liquidating distributions, you may be obligated to file amended tax returns, which could subject you to greater tax liability with respect to the prior tax year than to which you would otherwise have been subject. For U.S. holders, distributions to you under the Plan of Sale generally should not be taxable to you for U.S. federal income tax purposes until the aggregate amount of liquidating distributions to you exceeds your adjusted tax basis in your common shares, and then should be taxable to you as capital gain (assuming you hold your shares as a capital asset). However, if we terminate the Plan of Sale, the U.S. federal income tax treatment of liquidating distributions already made pursuant to the Plan of Sale would change because they would no longer be treated as having been made as part of our complete liquidation. Instead, any such liquidating distributions would be treated as either a distribution made with respect to the shares you hold, subject to the normal rules of U.S. federal income tax for distributions, or as payment to you for the sale or exchange of your shares in partial redemption of them. Whether sale or distribution treatment would apply to you would depend on your particular circumstances and various other factors and we cannot predict which would apply; however, regardless of which treatment would apply, each distribution likely would be at least partially taxable to you, in which case you would have to file amended returns and pay any additional taxes that may be due. Certain shareholders may be subject to special rules.

Non-U.S. shareholders may be subject to U.S. federal withholding tax and U.S. federal income tax on liquidating distributions received from us.
Pursuant to the Foreign Investment in Real Property Tax Act of 1980 and other guidance by the IRS, liquidating distributions to the extent attributable to sales or exchanges of “U.S. real property interests” generally will be taxed to a non-U.S. shareholder as if such gain were effectively connected with a U.S. trade or business. As a result, non-U.S. shareholders may be subject to U.S. federal withholding tax and U.S. federal income tax on liquidating distributions from us. However, liquidating distributions generally will not be treated as effectively connected income if (a) the distribution is received with respect to shares that are regularly traded on an established securities market located in the United States and (b) the non-U.S. shareholder does not own more than 10% of our common shares at any time during the one year period ending on the date the liquidating distribution is received.
Distributing interests in or conversion to a Liquidating Entity may cause you to recognize gain prior to the receipt of cash.
Our Board may cause the Company to transfer its remaining assets and liabilities to or convert the Company to a Liquidating Entity if our Board determines, in its discretion, that it is advisable or appropriate to do so. Such a transfer or conversion would be treated as a distribution of our remaining assets to our shareholders, together with a contribution of the assets to the Liquidating Entity. As a result, in such case, you would recognize gain to the extent that your share of the cash and the fair market value of any assets (less any liabilities assumed for tax purposes) received or initially held by the Liquidating Entity was greater than your basis in your common shares, regardless of whether you contemporaneously receive a distribution of cash with which to satisfy any resulting tax liability, and the Company may have withholding tax obligations with respect to non-U.S. shareholders. In addition, it is possible that the fair market value of the assets received or initially held by the Liquidating Entity, as estimated for purposes of determining the extent of your gain at the time at which interests in the Liquidating Entity are distributed to the shareholders, will exceed the cash or fair market value of property received by the Liquidating Entity on a later sale of the assets. In this case, you could recognize a loss in a taxable year subsequent to the taxable year in which the gain was recognized, the deductibility of which may be limited under the Code. The distribution to shareholders of interests in or the conversion of the Company to a Liquidating Entity may also cause ongoing adverse tax consequences (particularly to tax-exempt and non-U.S. shareholders, which may be required to file U.S. tax returns with respect to their share of income generated by the Liquidating Entity).
Shareholder litigation related to the Plan of Sale could result in substantial costs and distract our management.
Historically, extraordinary corporate actions by a company, such as the proposed Plan of Sale, often lead to securities class action or other shareholder lawsuits being filed against that company. Such litigation may be expensive and protracted and, even if we ultimately prevail, the process of defending against lawsuits may divert management’s attention from implementing the Plan of Sale and operating our business. We cannot provide any assurance regarding the outcome of any claims that may arise in the future. We also have indemnified our present and former trustees, officers and property managers in connection with litigation in which they are named or threatened to be named as a party in their capacity as trustees, officers and property managers, which could result in substantial costs. Any fines, judgments or settlements that exceed our insurance coverage and any indemnification costs that we are required to pay could materially and adversely affect us and our liquidating distributions may be delayed or reduced.
We will continue to incur the expenses of complying with public company reporting requirements.
Until our liquidation and dissolution is complete, we will have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act. In order to minimize expenses, at a future date as our Board determines, our Board anticipates that it will authorize our executive officers to file the Notice of Termination of Existence and cause EQC to delist our common shares from the NYSE and file a Form 15 (or take other appropriate action) to deregister our common shares under the Exchange Act, thereby terminating/suspending EQC’s reporting requirements under the Exchange Act. Following such termination/suspension, we will continue to file current reports on Form 8-K to disclose material events relating to the Company’s liquidation and dissolution, along with any other reports that the SEC might require of any Liquidating Entity, but would discontinue filing EQC’s annual and quarterly reports on Forms 10-K and 10-Q, respectively. However, if we no longer satisfy the requirements under which we were able to cease the Company’s reporting under the Exchange Act, such reporting obligations would return and we would incur these expenses, which would reduce the amount you receive in liquidating distributions. To the extent that we delay filing the Notice of Termination of Existence and the delisting of EQC’s common shares from the NYSE, the Company would be obligated to continue complying with the applicable reporting requirements of the Exchange Act.

Our common shares will be delisted from the NYSE at a future date to be determined by the Board or the NYSE.
In connection with the Plan of Sale, at a future date as our Board determines, we anticipate that we will voluntarily delist our Common Shares from the NYSE, subject to the rules of the NYSE and our Declaration of Trust, in order to reduce our operating expenses and maximize our liquidating distributions. Under the rules of the NYSE, the exchange has discretionary authority to delist our common shares. In addition, the exchange may commence delisting proceedings against us if (i) the average closing price of our common shares falls below $1.00 per share over a 30-day consecutive trading period, (ii) our average market capitalization falls below $15 million over a 30-day consecutive trading period or (iii) we lose our REIT qualification. Once our common shares are delisted, you may have difficulty trading common shares on the secondary market and the value of your investment may be reduced. Moreover, if we establish or convert into a Liquidating Entity, the interests in the Liquidating Entity will not be transferable except by will, intestate succession or operation of law.
Risks Related to Our Business
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
Under various federal, state and local laws and regulations, as the former owner or operator of real estate, we may be liable for costs and damages resulting from the presence or release of hazardous substances, including waste or petroleum products, at, on, in, under or from such property, including costs for investigation, removal or remediation of such contamination and for natural resource damages arising from such contamination. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. In addition, the presence of contamination or the failure to remediate contamination at our property may expose us to third-party liability for costs of remediation and/or personal injury or property damage, adversely affect our ability to lease or sell such property, or adversely affect our ability to borrow using such property as collateral. Environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. If contamination is discovered on our former properties, we may remain responsible for costs and liabilities arising from environmental issues related to representations and warranties we made in sales agreements for sold properties. We also may be liable for the costs of removal or remediation of hazardous substances or waste at disposal or treatment facilities if we arranged for disposal or treatment of hazardous substances at such facilities, whether or not we own or operate such facilities. In addition, future environmental investigation and remediation costs, including capital expenditures for environmental projects, may increase because of new laws and regulations, changing interpretations and stricter enforcement of current laws and regulations by regulatory authorities, expanding groundwater and other testing requirements, and new information on emerging contaminants such as per- and polyfluoroalkyl substances (“PFAS”), as well as uncertainty regarding remediation methods for such emerging contaminants.
Some of our sold properties have been or may in the future be impacted by releases of hazardous substances or petroleum products. Such contamination may arise from a variety of sources, including historic uses of our properties for commercial or industrial purposes, spills of such materials at adjacent properties, or releases from tanks used on our or nearby properties to store petroleum or hazardous substances. Additionally, current and former operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties, may have affected or may in the future affect the environmental condition of our property.
We and our former properties are subject to various federal, state and local regulatory requirements related to environmental, health and safety matters, such as environmental laws, state and local fire and safety requirements, building codes and land use regulations. Failure to comply with these requirements could subject us to governmental fines or private litigant damage awards, which could reduce the amount of liquidating distributions we pay to our shareholders. In addition, compliance with these requirements, including new requirements or stricter interpretation of existing requirements, may require significant expenditures. We do not know whether existing requirements will change or whether future requirements, including any requirements that may emerge from pending or future climate change laws or regulations, will develop. Our reputation could be negatively affected if we violate environmental, health or safety laws or regulations.
Buildings and other structures on the properties that we formerly owned or operated contain, may contain, or may have contained, asbestos-containing material (“ACM”). Environmental, health and safety laws require that ACM be properly managed and maintained, and include requirements to undertake special precautions, such as removal or abatement, if ACM would be disturbed during maintenance, renovation, or demolition of a building, potentially resulting in substantial costs. Moreover, laws regarding ACM may impose fines and penalties on owners, employers and operators, and we may be subject to liability for releases of ACM into the air in sold buildings and third parties may seek recovery from former owners or operators of real property for personal injury associated with ACM.
When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues also can stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. The presence of mold or other airborne contaminants in our sold buildings could expose us to costs and liabilities to address these issues, including from third parties if property damage or personal injury occurs.
We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.
We rely on information technology (“IT”) networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information of former tenants and lease data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant information, such as individually identifiable information relating to financial accounts. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced to third party service providers. In addition, information security risks have generally increased in recent years due to the rise in new technologies, including artificial intelligence, and the increased sophistication and activities of perpetrators of cyber attacks. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers, including ransom attacks, and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. The costs related to cyber attacks or other security threats or disruptions may not be fully insured or otherwise indemnified. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us and our ability to pay liquidating distributions.
Risks Related to Our Securities
A substantial portion of our assets is currently held in cash, which is subject to risk of loss and potentially decreasing rates of return, which could materially and adversely affect us, including limiting our growth.
As of December 31, 2024, we held $160.5 million of cash and cash equivalents. We currently invest the majority of our cash in bank deposits with investment grade financial institutions. Nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation (the “FDIC”). In addition, interest rates could decline, which could adversely affect our results of operations. Therefore, our cash and any bank deposits or other investments that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value, interest rate risk, and liquidity risk, which could have an adverse effect on the timing or amount of the liquidating distributions.
Changes in market conditions could adversely affect the market price of our common shares.
As with other publicly traded equity securities, our common share price depends on various market conditions that may change from time to time. Among the market conditions that may affect the value of our common shares are the following:
•the extent of investor interest in our securities;
•the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
•the delisting of our common shares in connection with the Plan of Sale;

•national and global economic conditions;
•interest rates;
•changes in tax laws;
•our financial performance; and
•general stock and bond market conditions.
Changes in one or more of these market conditions could cause the market price of our common shares to decline, which would reduce the amount of liquidating distributions we pay to our shareholders.
The number of our common shares available for future issuance or sale could adversely affect the per share trading price of our common shares and may be dilutive to current shareholders.
Our declaration of trust authorizes our Board of Trustees to, among other things, issue additional shares of capital stock without shareholder approval. We cannot predict whether future issuances or sales of our common shares or the availability of shares for resale in the open market will decrease the per share trading price of our common shares. The issuance of substantial numbers of our common shares in the public market, including, but not limited to, in connection with any future transaction involving the Company, or the perception that such issuances might occur, could adversely affect the per share trading price of our common shares. Any such future issuances may be dilutive to existing shareholders.
Risks Related to Our Organization and Structure
Ownership limitations and certain provisions in our declaration of trust and bylaws, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals that otherwise could be viewed favorably by our shareholders.
Our declaration of trust and bylaws prohibit any shareholder other than certain persons who have been exempted by our Board of Trustees from owning (beneficially or constructively) more than 9.8% of the number or value of shares of any class or series of our outstanding shares of beneficial interest, including our common shares. These provisions are intended to assist with our REIT compliance under the Code and otherwise promote our orderly governance. However, these provisions also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in our control or unsolicited acquisition proposals that a shareholder may consider favorable.
Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to: the authority of our Board of Trustees to fill most vacancies on our Board of Trustees; the fact that only the Chair of the Board of Trustees, our Chief Executive Officer, our President, a majority of our Trustees or, upon the written request of shareholders entitled to cast not less than 10% of all the votes entitled to be cast at a special meeting, our Chief Executive Officer may call a special meeting of shareholders; and advance notice requirements for shareholder proposals.
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
As an UPREIT, we are a holding company with no direct operations and will rely on distributions received from our Operating Trust to make liquidating distributions to our shareholders.
We are a holding company and conduct all of our operations through our Operating Trust, and we rely on distributions from our Operating Trust to make liquidating distributions to our shareholders and to meet any of our obligations. The ability of our Operating Trust to make distributions to us will depend on its operating results and the ability of subsidiaries of our Operating Trust to make distributions to our Operating Trust, which could be subject to restrictions of any of its subsidiaries. In addition, the claims of our shareholders will be structurally subordinated to all existing and future liabilities and other obligations and any preferred equity of the Operating Trust and its subsidiaries, including with respect to the liquidating distributions.
Our shareholders’ recourse against our Trustees and officers is limited by the terms contained in our declaration of trust and bylaws, which may be viewed unfavorably by our shareholders.
Our declaration of trust limits the liability of our Trustees and officers to us and our shareholders for money damages except for willful misfeasance, bad faith, gross negligence or reckless disregard of duty. Under current Maryland law, our Trustees and officers will not have any liability to us and our shareholders for money damages other than liability resulting from:
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
Our Board of Trustees determines our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to our intention to qualify for taxation as a REIT, investments, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without shareholder approval. Policy changes could adversely affect the market value of our common shares and our ability to make liquidating distributions to our shareholders. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. We could significantly increase our leverage, which could increase the risk of default on our obligations and could, in turn, have an adverse effect on the timing or amount of the liquidating distributions.
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
We previously owned office properties and hold and/or held cash and cash equivalents through two Subsidiary REITs. The Subsidiary REITs are subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If a Subsidiary REIT were to fail to qualify as a REIT: (i) that Subsidiary REIT would become subject to U.S. federal income tax and could become subject to increased state and local taxes, (ii) shares in such Subsidiary REIT would cease to be qualifying assets for purposes of the asset tests applicable to REITs and would cease to produce qualifying income for purposes of the income tests applicable to REITs, and (iii) it is possible that we would fail certain asset and income tests applicable to REITs, in which event we would fail to qualify as a REIT unless we avail ourselves of certain relief provisions.
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
In order to comply with the 75% gross income test, we may be required to reduce interest payments on our investments in cash and cash equivalents, or take other steps which could adversely affect our cash flow.
One of the gross income requirements a REIT must satisfy each taxable year is that at least 75% of its gross income (excluding gross income from prohibited transactions and qualifying hedges) generally must be derived directly or indirectly from investments relating to real property or mortgages on real property. In light of the Plan of Sale, in order to comply with the 75% gross income test for each taxable year, we may be required to reduce interest payments on our investments in cash and cash equivalents, or take other steps which could adversely affect our cash flow.
The tax on “prohibited transactions” may apply to our real property sales.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We believe that the dispositions that we have made will not be subject to the 100% penalty tax; however, because application of the prohibited transactions tax could be based on an analysis of all of the facts and circumstances, there can be no assurance that the gains on some of our prior real estate sales will not be subject to the 100% prohibited transaction tax.
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
Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
The Company maintains a cybersecurity program focused on preventing, identifying and mitigating cyber threats applicable to its business, including as a former owner and operator of commercial office properties. Our Board oversees our cybersecurity program through its Audit Committee, which meets regularly with the Company’s executive officers and senior personnel from the Company’s IT department, which manages the program on a day-to-day basis. The Company’s cybersecurity program is integrated into its overall risk management processes.
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
The Company has integrated its cybersecurity program into its overall risk management processes by instituting corporate measures and protocols that apply to ensure ongoing operations in the event of a disaster or major business disruption affecting the corporate headquarters, infrastructure or key personnel. Our employee guidelines also address employee computer usage, including a variety of restrictions and protocols intended to enhance cybersecurity and reduce the risk of a successful cyber-attack.
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
Cybersecurity Personnel Resources
The Company’s cybersecurity program is managed by our IT department, which is led by our SVP - Information Technology, who has a Master of Business Administration degree and a Master Certification in Cybersecurity from Colorado State University along with more than 25 years of experience. Our IT department has experience with network and system security, backup and recovery strategies and software design and implementation. Areas of substantial experience also include IT audits and anti-phishing training, as well as server installation, configuration and administration.

Item 2.    Properties.
General.    As of December 31, 2024, we had real estate investments of estimated fair value totaling $132.5 million in one property (one building). The one property, 1225 Seventeenth Street (17th Street Plaza), is located in Colorado. We account for the operations of our property in one reporting segment. As of December 31, 2024, our property was not encumbered by a mortgage note. On February 25, 2025, we sold 1225 Seventeenth Street in Denver, Colorado. We have no remaining properties.

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

PART II
Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Our common shares are traded on the NYSE (symbol: EQC). As of February 20, 2025, there were 890 shareholders of record of our common shares. However, because many of our common shares are held by brokers and other institutions on behalf of shareholders, we believe that there are considerably more beneficial holders of our common shares than record holders.
Distributions
Under our governing documents and Maryland law, distributions to our shareholders are to be authorized and declared by our Board.
Common Share and Unit Distributions:
On November 15, 2024, the Company announced that its Board authorized an initial cash liquidating distribution of $19.00 per common share which was paid on December 6, 2024 to shareholders of record on November 25, 2024. On December 6, 2024, we paid this distribution to such shareholders in the aggregate amount of $2.0 billion. On November 15, 2024, the Company also updated the estimated aggregate shareholder liquidating distribution range of $19.50 to $21.00 per common share disclosed in its Definitive Proxy filed on October 2, 2024 to an estimated aggregate shareholder liquidating distribution range of $20.00 to $21.00 per common share. On February 27, 2025, following the February 25, 2025 closing of the sale of 1225 Seventeenth Street in Denver, CO, the Company updated the aggregate shareholder liquidating distribution to an estimated range of $20.55 to $20.70 per common share. The exact timing, amount or number of future liquidating distributions to our shareholders is uncertain.
On February 13, 2023, our Board declared a special, one-time cash distribution of $4.25 per common share/unit to shareholders/unitholders of record on February 23, 2023. On March 9, 2023, we paid this distribution to such shareholders/unitholders in the aggregate amount of $468.3 million.
On September 8, 2022, our Board declared a special, one-time cash distribution of $1.00 per common share/unit to shareholders/unitholders of record on September 29, 2022. On October 18, 2022, we paid this distribution to such shareholders/unitholders in the aggregate amount of $111.0 million.
In February 2024, 2023 and 2022, the number of earned awards for recipients of the Company’s restricted stock units and market-based LTIP Units granted in January 2021, 2020, and 2019, respectively, was determined. Pursuant to the terms of such awards, we paid one-time catch-up cash distributions to these recipients in the aggregate amounts of $2.0 million, $1.8 million, and $1.5 million, in February 2024, 2023, and 2022, respectively, for distributions to common shareholders and unitholders declared by our Board during such awards’ performance measurement period.
Series D Preferred Shares:
On November 12, 2024, in connection with the Plan of Sale, the Company announced that its Board of Trustees authorized payment of the liquidation preference to the holders of shares of the Company’s 6.50% Series D Cumulative Convertible Preferred Shares of beneficial interest, par value $0.01 per share (the Series D Preferred Shares). A payment of $25.00 per Series D Preferred Share, plus accrued dividends of $0.08576 per Series D Preferred Share, for the period from November 15, 2024 through December 3, 2024 (the “Payment Date”), was paid on the Payment Date to shareholders as of the Payment Date. This payment of $123.3 million paid all amounts due and owing the holders of the Company’s Series D Preferred Shares in connection with the previously disclosed shareholder approval of the Plan of Sale and, in accordance with the terms thereof, the Series D Preferred Shares have no right or claim to any of the remaining assets of the Company.
During the year ended December 31, 2024, we paid an aggregate of $8.0 million of quarterly distributions on our Series D Preferred Shares.
Issuer Repurchases
On March 15, 2022, our Board authorized the repurchase of up to $150.0 million of our outstanding common shares through June 30, 2023. On June 13, 2023, our Board authorized the repurchase of up to $150.0 million of our outstanding common shares from July 1, 2023 through June 30, 2024. On June 18, 2024, our Board of Trustees authorized the repurchase of up to $150.0 million of our outstanding common shares from July 1, 2024 through June 30, 2025.

During the year ended December 31, 2023, we repurchased and retired 3,018,411 of our common shares at a weighted average price of $18.78 per share, for a total investment of $56.7 million. As of December 31, 2024, we had $150.0 million of remaining availability under our share repurchase program, which expires on June 30, 2025. We did not repurchase any common shares under our share repurchase program during the year ended December 31, 2024.
Unregistered Sales of Securities
There were no unregistered sales of equity securities during the year ended December 31, 2024.
Performance Graph
Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act or the Exchange Act that might incorporate SEC filings, in whole or in part, the following performance graph will not be incorporated by reference into any such filings.
The following graph compares the cumulative total shareholder return of our common shares for the period from December 31, 2019 to December 31, 2024, to the Nareit All REITs Index, Standard & Poor’s 500 Index (S&P 500 Index), and to the Nareit Equity Office Index over the same period. The graph assumes an investment of $100.00 in our common shares and each index and the reinvestment of all distributions. The shareholder return shown on the graph below is not indicative of future performance.

	Period Ended
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Equity Commonwealth	$100.00	$94.12	$89.36	$89.74	$82.56	$111.64
Nareit All REITs Index	$100.00	$94.14	$131.68	$98.62	$109.95	$114.71
S&P 500 Index	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
Nareit Equity Office Index	$100.00	$81.56	$99.51	$62.07	$63.34	$76.95
Source: S&P Global Market Intelligence

Item 6. [Reserved]
Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OBJECTIVE
The objective of this section of this Annual Report on Form 10-K is to provide a discussion and analysis, from management’s perspective, of the material information necessary to assess our financial condition, results of operations, liquidity and cash flows for the year ended December 31, 2024. In addition, we have also included a discussion of any material events or uncertainties that we believe are reasonably likely to cause our 2024 financial results to not be indicative of future results. We have included an executive summary to identify what we believe are the more important items that affected our 2024 financial results, including both our business activities as well as events outside of our control. In addition to the executive summary, we encourage you to read the entire discussion in this section of our material financial and statistical data together with our consolidated financial statements and the accompanying notes that are included in Part IV, Item 15 of this Annual Report on Form 10-K. The full discussion analyzes in detail our financial condition, results of operations, liquidity and cash flows, including comparisons of our 2024 and 2023 financial results. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
OVERVIEW
We are an internally managed and self-advised REIT. We were formed in 1986 under Maryland law. The Company operates as an UPREIT, conducting substantially all of its activities through the Operating Trust. As of December 31, 2024, the Company beneficially owned 99.86% of the outstanding OP Units.
In 2014, we took over responsibility for the Company when EQC’s shareholders voted to replace EQC’s then-existing board of trustees. EQC’s new Board appointed a new team of executive officers and internalized management. The Board and management team then undertook a comprehensive review of the Company, its legal and capital structures and its portfolio of properties. We executed a strategy that focused on disposing of a significant portion of the Company’s assets to reshape the portfolio and generate liquidity to fund future investments in high-quality assets or businesses to create a foundation for long-term growth to maximize shareholder value.
From 2014 to the onset of the COVID-19 pandemic in early 2020, the Company completed over $7.6 billion of dispositions. At the same time, and through the middle of 2024, we evaluated over 100 potential investment opportunities to create long-term value for shareholders. These investment opportunities spanned a wide range of property sectors, including office, retail, single-family rental, lodging, life sciences, industrial, manufactured housing, multi-family rentals and self-storage and to a lesser extent healthcare, data centers, cell towers and infrastructure. Despite our efforts, we were unable to consummate a transaction in line with our strategy.
While evaluating potential investment opportunities in an effort to create long-term value for our shareholders, we concurrently took steps to facilitate the potential wind-down of our business. On July 30, 2024, our Board: (i) determined that it was advisable and in the best interests of our shareholders to proceed with the wind-down of our operations and the liquidation of our assets in order to maximize shareholder value, and (ii) directed the Company’s management team to prepare proxy materials seeking shareholder approval of a plan of sale and dissolution.
On October 2, 2024, the Company filed the Definitive Proxy with the SEC related to a special meeting of shareholders for the following purposes: (i) to consider and vote upon the Plan of Sale, including the wind-down and complete liquidation of the Company, and the dissolution and termination of the Company, including the establishment of a Liquidating Entity and (ii) on an advisory, non-binding basis, to consider and vote upon the Executive Compensation Proposal. The Plan of Sale, which the Board determined was in the best interests of the Company and its shareholders, authorizes the Company to sell its remaining properties, wind-down the Company’s affairs and distribute the net proceeds to shareholders. At the special shareholder meeting held on November 12, 2024, the Company’s shareholders approved both proposals with: (i) 85.5% of outstanding shares, and 99% of votes cast, in favor of the Plan of Sale proposal (two-thirds of outstanding shares required for approval), and (ii) 86.7% of votes cast in favor of the Executive Compensation Proposal (majority of votes cast required for approval).
Given the Plan of Sale, our efforts are focused on, winding-down the Company’s affairs and distributing the net proceeds to our shareholders.

RESULTS OF OPERATIONS

In light of the adoption of liquidation basis accounting as of November 1, 2024, the results of operations for the current year are not comparable to the prior year. As of December 31, 2024, our portfolio consisted of one 0.7 million square foot property (one building) that was 80.5% leased, and we had $160.5 million of cash and cash equivalents. During the year ended December 31, 2024, we sold 1250 H Street, NW in Washington, D.C., and 206 East 9th Street and Bridgepoint Square in Austin, Texas. On February 25, 2025, we sold 1225 Seventeenth Street in Denver, Colorado. We have no remaining properties.
LIQUIDITY AND CAPITAL RESOURCES
Our Operating Liquidity and Resources
On November 12, 2024, the Company held a special meeting of shareholders (the “Special Meeting”). At the Special Meeting, the Company's shareholders approved the Plan of Sale authorizing the Company to sell its remaining properties, wind-down the Company’s affairs and distribute the net proceeds to shareholders. As of December 31, 2024, following our payout of the liquidation preference to the holders of the Series D Preferred Shares and the payout of our Initial Liquidating Distribution of $19.00 per common share, we have $160.5 million of cash and cash equivalents and no debt outstanding.  We expect to use our cash balances, cash flow from our operations and proceeds of our property sale to satisfy remaining obligations and make liquidating distributions.  We believe our cash balances and the cash flow from our operations, as well as the proceeds from the sale of our asset, will be sufficient to fund these activities. The interest earned on our cash balance depends on the interest rates received from our banks.
Net cash flows provided by (used in) operating, investing and financing activities were $99.1 million, $13.9 million and $(11.1) million, respectively, for the ten months ended October 31, 2024, and $122.3 million, $(5.7) million and $(538.3) million, respectively, for the year ended December 31, 2023.  In light of the adoption of liquidation basis accounting as of November 1, 2024, the changes in these three categories of our cash flows between the ten months ended October, 31, 2024 and the year ended December 31, 2023 are not comparable.
Our Investment and Financing Liquidity and Resources
On November 15, 2024, the Company announced that its Board authorized an initial cash liquidating distribution of $19.00 per common share which was paid on December 6, 2024 to shareholders of record as of November 25, 2024. On December 6, 2024, we paid this distribution to such shareholders in the aggregate amount of $2.0 billion. On November 15, 2024, the Company also updated the estimated aggregate shareholder liquidating distribution range of $19.50 to $21.00 per common share disclosed in its Definitive Proxy to an estimated aggregate shareholder liquidating distribution range of $20.00 to $21.00 per common share. On February 27, 2025, following the February 25, 2025 closing of the sale of 1225 Seventeenth Street in Denver, CO, the Company further updated the aggregate shareholder liquidating distribution to an estimated range of $20.55 to $20.70 per common share.
During the year ended December 31, 2024, we paid an aggregate of $8.0 million of quarterly distributions on our series D preferred shares and a $123.3 million liquidating distribution on December 3, 2024.  After the payment of this liquidating distribution, the Series D Preferred Shares have no right or claim to any of the remaining assets of the Company.
On June 18, 2024, our Board authorized the repurchase of up to $150.0 million of our outstanding common shares under our share repurchase program from July 1, 2024 through June 30, 2025. We did not repurchase any common shares under our share repurchase program during the year ended December 31, 2024. As of December 31, 2024, we had $150.0 million of remaining availability under our share repurchase program, which expires on June 30, 2025.
During the year ended December 31, 2024, we sold 1250 H Street, NW in Washington, D.C., and 206 East 9th Street and Bridgepoint Square in Austin, Texas. On February 25, 2025, we sold 1225 Seventeenth Street in Denver, Colorado. We have no remaining properties.
NON-GAAP MEASURES
Due to the adoption of the Plan of Sale, we are no longer reporting funds from operations, normalized funds from operations and net operating income, as we no longer consider these to be key performance measures.
CRITICAL ACCOUNTING POLICIES
Below is a discussion of the accounting policies that management believes are or will be critical during our liquidation. We consider these policies critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. The accounting policies and practices related to real estate properties discussed below are applicable to any real estate properties owned for the then-applicable period.
Subsequent to the adoption of the liquidation basis of accounting, we are required to estimate all costs and income we expect to incur and earn through the end of liquidation including the estimated amount of cash we expect to collect through the disposal of our asset and the estimated costs to dispose of our asset.
Pursuant to our shareholders’ approval of the Plan of Sale on November 12, 2024, we adopted the liquidation basis of accounting as of and for the periods subsequent to November 1, 2024 (as approval of the Plan of Sale by our shareholders became imminent in early November 2024 based on the results of our solicitation of proxies from our shareholders for their approval of the Plan of Sale). Accordingly, on November 1, 2024, assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash or other consideration that we expected to realize through the disposal of our asset. The liquidation values of our real estate properties are presented on a net realizable value basis. Liabilities are carried at their contractual amounts due or estimated settlement amounts.
We accrue costs and income that we expect to incur and earn through the completion of our liquidation, including the estimated amount of cash or other consideration that we expected to receive through the date of the disposal of our asset and the estimated costs to dispose of our asset, to the extent we have a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the consolidated statement of net assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Sale” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid prior to our adoption of the liquidation basis of accounting on November 1, 2024, are included in accounts payable and accrued expenses and distributions payable on the consolidated statement of net assets.
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
Real Estate Properties
Going Concern Basis
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
These policies involve significant judgments made based upon experience, including judgments about current valuations, ultimate realizable value, estimated useful lives, salvage or residual value, the ability and willingness of our tenants to perform their obligations to us, current and future economic conditions and competitive factors in the markets in which our properties were located.
Liquidation Basis of Accounting
As of November 1, 2024, the Company’s real estate was adjusted to its estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash or other consideration that the Company expected to realize through the disposal of its assets as it carries out the Plan of Sale. The Company estimated the liquidation value of its real estate based on a contractual purchase price for the property. The liquidation value of the Company’s real estate is presented on an undiscounted basis and real estate is no longer depreciated. Subsequent to November 1, 2024, all changes in the estimated liquidation value of the real estate are reflected as a change to the Company’s net assets in liquidation.
RELATED PERSON TRANSACTIONS
For information about our related person transactions, see Note 15 of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
We do not believe we currently have any significant exposure to risks associated with market changes in interest rates.

Item 8.    Financial Statements and Supplementary Data.
The information required by Item 8 is included in Item 15 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
While there have been changes in our internal control over financial reporting during the quarter ended December 31, 2024, including the addition of controls related to the liquidation basis accounting for our consolidated financial statements and disclosures, we do not believe these changes materially adversely affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management Report on Assessment of Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2024 our internal control over financial reporting is effective.
Our internal control over financial reporting has been audited as of December 31, 2024 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-2.

Item 9B.    Other Information.
During the three months ended December 31, 2024, none of our trustees or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408 of Regulation S-K).

Unaudited Pro Forma Condensed Consolidated Financial Statements

On February 4, 2025, the Company, by and through its operating subsidiary, EQC 17th Street Plaza LLC (the “Seller”), entered into a real estate sale agreement (the “Sale Agreement”) with a buyer (“Purchaser”), pursuant to which the Company agreed to sell to the Purchaser the building and land at 1225 Seventeenth Street in Denver, Colorado, for a gross sale price of $132.5 million (the “Transaction”). The Transaction closed on February 25, 2025. Proceeds after credits, primarily for contractual lease costs were $124.4 million.

The accompanying Pro Forma Consolidated Statement of Net Assets as of December 31, 2024 presents the Company’s historical amounts, adjusted for the effects of the Transaction, as if 1225 Seventeenth Street had been disposed of on December 31, 2024. The accompanying Pro Forma Consolidated Statement of Net Assets is unaudited and is not necessarily indicative of what the Company’s actual financial position would have been had the Transaction actually occurred on December 31, 2024, nor does it purport to represent the Company’s future financial position.

The accompanying Pro Forma Consolidated Statement of Changes in Net Assets for the period from November 1, 2024 to December 31, 2024 presents the Company’s historical amounts, adjusted for the effects of the Transaction, as if 1225 Seventeenth Street had been disposed of on November 1, 2024. The accompanying Pro Forma Consolidated Statement of Changes in Net Assets is unaudited and is not necessarily indicative of what the Company’s actual results of operations would have been had the Transaction actually occurred on November 1, 2024, nor does it purport to represent the Company’s future results of operations.

These Unaudited Pro Forma Consolidated Financial Statements should be read in conjunction with the Company’s historical consolidated financial statements and notes thereto as of and for the year ended December 31, 2024, included in this Annual Report on Form 10-K.
Equity Commonwealth
Pro Forma Consolidated Statement of Net Assets
December 31, 2024
(Unaudited and in thousands)

	Historical (1)	Transaction (2)		Pro Forma
ASSETS

Real estate	$132,500	$(132,500)		$—
Cash and cash equivalents	160,511	123,592	(2a)	284,103
Rents receivable and other assets	613	—		613
Total assets	$293,624	$(8,908)		$284,716

LIABILITIES
Liabilities for estimated costs in excess of estimated receipts during liquidation	$100,019	$(6,028)		$93,991
Accounts payable and accrued expenses	10,908	—		10,908
Distributions payable	3,842	—		3,842
Total liabilities	$114,769	$(6,028)		$108,741

Net assets in liquidation attributable to Equity Commonwealth common shareholders	178,605	(2,876)		175,729
Net assets in liquidation attributable to noncontrolling interest	250	(4)	(2b)	246
Net assets in liquidation	$178,855	$(2,880)		$175,975
See accompanying notes.

Equity Commonwealth
Pro Forma Consolidated Statement of Changes in Net Assets
For The Period From November 1, 2024 to December 31, 2024
(Unaudited and in thousands)

	Historical (3)	Transaction (4)	Pro Forma
Net assets in liquidation, beginning of period	$2,245,273	$(2,880)	$2,242,393
Changes in net assets in liquidation:
Remeasurement of liabilities	(23,764)	—	(23,764)
Net decrease in liquidation value	(23,764)	—	(23,764)
Liquidating distributions	(2,042,654)	—	(2,042,654)
Changes in net assets in liquidation	(2,066,418)	—	(2,066,418)
Net assets in liquidation, end of period	$178,855	$(2,880)	$175,975
See accompanying notes.
Equity Commonwealth
Notes to Pro Forma Consolidated Statement of Net Assets
December 31, 2024
(Unaudited)

(1) Historical Balances - Reflects the audited consolidated statement of net assets of the Company as contained in its historical audited consolidated financial statements included in this Annual Report on Form 10-K as of and for the year ended December 31, 2024.

(2) Transaction - Represents the de-recognition of carrying amounts at December 31, 2024 for the real estate and working capital assets and liabilities related to 1225 Seventeenth Street.

a.Represents the net purchase price from the sale after credits, primarily for contractual lease costs, and estimated transaction costs in connection with closing the disposition.

b.Reflects the reallocation of total equity and Noncontrolling interest based on the Noncontrolling interest ownership of EQC Operating Trust.

Equity Commonwealth
Notes to Pro Forma Consolidated Statement of Changes in Net Assets
For The Period From November 1, 2024 to December 31, 2024
(Unaudited)

(3) Historical Balances - Reflects the audited consolidated statement of changes in net assets of the Company as contained in its historical audited consolidated financial statements included in this Annual Report on Form 10-K as of and for the year ended December 31, 2024.

(4) Transaction - Represents the historical changes in net assets of 1225 Seventeenth Street for the period from November 1, 2024 to December 31, 2024 as if the disposition had occurred on November 1, 2024.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Trustees
The table below sets forth the names, ages and years of service of our trustees, as well as the positions and offices held.

Name	Position With the Company	Age as of February 27, 2025	Years of Service
David A. Helfand	Chair of the Board, President and Chief Executive Officer	60	11
Ellen-Blair Chube	Trustee	44	5
Martin L. Edelman	Trustee	83	11
Peter Linneman	Lead Independent Trustee	73	11
Mary Jane Robertson	Trustee	71	11
Gerald A. Spector	Trustee	78	11
James A. Star	Trustee	64	11
Set forth below is certain biographical information of our trustees.

Mr. Helfand has been the Chair of our Board since May 2023 and has been our trustee, President and Chief Executive Officer since May 2014. Mr. Helfand serves as an Advisor to EGI, a private investment firm, where he previously served as Co-President, overseeing EGI’s real estate activities. Mr. Helfand is also the Founder and President of Helix Funds LLC (“Helix Funds”), a private real estate investment management company. In February 2025, he joined the Board of Directors of GCM Grosvenor (NASDAQ: GCMG), a leading global alternatives asset manager, where he serves as Audit Committee Chair. Mr. Helfand also served as Chief Executive Officer for American Residential Communities LLC (“ARC”), a Helix Funds portfolio company. Before founding Helix Funds, Mr. Helfand served as Executive Vice President and Chief Investment Officer for Equity Office Properties Trust (“EOP”), the largest REIT in the U.S. at the time. Prior to working with EOP, Mr. Helfand served as a Managing Director and participated in the formation of Equity International, a private investment firm focused on real estate-related companies outside the U.S. He was also the President and Chief Executive Officer of Equity LifeStyle Properties (NYSE: ELS), an operator of manufactured home communities, and served as Chairman of the board’s audit committee. His earlier career included investment activity in a variety of asset classes, including retail, office, parking and multifamily. Mr. Helfand also serves as a Director of the Ann & Robert H. Lurie Children’s Hospital of Chicago, on the Board of Trustees for Northwestern University, on the National Association of Real Estate Investment Trusts (“Nareit”) Advisory Board of Governors, on the Executive Committee of the Samuel Zell and Robert Lurie Real Estate Center at the Wharton School of the University of Pennsylvania, on the Executive Committee of the Kellogg Real Estate Center at Northwestern University, and on the Board of Visitors at the Weinberg College of Arts and Sciences at Northwestern University. Mr. Helfand holds an M.B.A. from the University of Chicago Graduate School of Business and a B.A. from Northwestern University.
Qualifications
• Over 25 years of experience managing real estate investments and serving in executive leadership roles at domestic and international real estate-related companies in a variety of sectors
• Significant M&A, transactional and operational expertise gained through his professional experiences, including:
◦EQC, where he has overseen the transition of the Company from external to internal management, with a new board, executive officers and employees, and the repositioning of the Company through the completion of $7.6 billion of dispositions,
◦Helix Funds, where he had oversight responsibilities for the acquisition, management and disposition of more than $2.2 billion of real estate assets
◦EOP, where he led approximately $12 billion of mergers and acquisitions activity.
• Deep knowledge of corporate finance and reporting, including from his professional experience as CEO of EQC, ARC and ELS.

David A. Helfand Chair, President and CEO Age: 60 Chair since: 2023 Trustee, President and CEO since: 2014

Ms. Chube served as a Partner, Managing Director and Client Service Officer for the Investment Bank of William Blair from 2015 through 2023. Prior to joining William Blair, Ms. Chube was Vice President and Chief of Staff to the Chairman and CEO at Ariel Investments. Before Ariel, Ms. Chube spent nearly a decade in Washington, D.C. working on financial services policy in both the House of Representatives and the U.S. Senate, including serving as the Staff Director for the Senate Banking Subcommittee on Security, International Trade and Finance, and as Senator Evan Bayh’s chief adviser on all Banking Committee and economic issues. Ms. Chube serves on the Board of Oil-Dri Corporation of America (NYSE: ODC), where she serves as Chair of the Nominating Committee and the Compensation Committee. She is a trustee of the Museum of Contemporary Art in Chicago (Chair, Audit Committee; Finance, Executive Committee) and is Chair of the Board of Uniting Voices Chicago. Ms. Chube holds a J.D. from Georgetown University Law Center and a B.A. in political science from Northwestern University.
Qualifications
• Expertise in delivering quality client service developed while at William Blair, where she was responsible for high-level engagement with clients, including the development of a global client service platform to obtain insights and feedback from the firm’s clients on their individual and collective interactions.
• Extensive knowledge in financial regulation, policymaking and corporate governance best practices obtained during her time working on federal financial services policy, including her role for the Senate Banking Subcommittee on Security, International Trade and Finance, and as the person responsible for Senator Evan Bayh’s legislative priorities on corporate governance in the Dodd-Frank financial regulatory reform bill enacted in July 2010.
• Acquired extensive business and investment management knowledge at Ariel Investments, where she was responsible for providing strategic and operational support, as well as translating the firm’s short and long-term vision into actionable strategies. She also developed business and investment skills in leadership positions at Willam Blair as well as during her notable public service career.

Ellen-Blair Chube Age: 44 Independent Trustee since: 2020 Committees: • Audit • Nominating and Corporate Governance

Mr. Edelman was a partner in the Real Estate practice of Paul Hastings LLP, an international law firm, from 1972 to 1994 and has served there as Of Counsel since 1994. Mr. Edelman has been a real estate advisor to Grove Investors and is a partner at Fisher Brothers, a real estate partnership. He has also done extensive work in Europe, Canada, Mexico, Japan, the Middle East and Latin America. Mr. Edelman is a Director of Aldar Properties PJSC (ADX: ALDAR) and GlobalFoundries (NASDAQ: GFS). He served as a Director of Blackstone Mortgage Trust, Inc. (NYSE: BXMT) from 1997 to 2023, as a Director of Morgans Hotel Group Co. (NASDAQ: MHGC) from 2014 to 2015, as a Director of Avis Budget Group, Inc. (NASDAQ: CAR) from 1997 to 2013, as a Director of Ashford Hospitality Trust, Inc. (NYSE: AHT) from 2003 to 2014 and also served on the Board of Directors of Advanced Micro Devices, Inc. (NYSE: AMD) from 2012 to 2017. He also currently serves on the boards of various nongovernmental organizations. Mr. Edelman holds an A.B. from Princeton University and an LL.B. from Columbia Law School.
Qualifications
• Extensive legal and financial expertise developed over his more than 40-year legal career, during which he has been involved in all stages of the legal development of pioneering financial structures, including participating debt instruments, institutional joint ventures in real estate, and joint ventures between U.S. financial sources and European real estate companies.
• Significant experience advising companies in large, complex real estate and corporate transactions, including cross-border transactions, from a four-decade legal practice concentrated on real estate and corporate M&A transactions, resulting in considerable experience in complex negotiations involving acquisitions, dispositions and financing.
• In-depth knowledge of corporate governance best practices obtained through his decades of collective service on the board of directors of public companies across the real estate, financial services, transportation, hospitality and technology sectors.

Martin L. Edelman Age: 83 Independent Trustee since: 2014 Committees: • Nominating and Corporate Governance

Dr. Linneman has been the Founding Principal of Linneman Associates, a real estate advisory firm, since 1979. Dr. Linneman has served as the Chief Executive Officer of American Land Funds and KL Realty Fund, private real estate acquisition firms, since 2010. Dr. Linneman previously served as Senior Managing Director of Equity International, a private investment firm focused on real estate-related companies outside the U.S., from 1998 to 1999, and Vice Chairman of Amerimar Realty, a private real estate investment company, from 1996 to 1997. Dr. Linneman has experience as a financial consultant and has served on numerous audit committees. He has served as Chairman of the Board of Rockefeller Center Properties, Inc., a real estate investment trust, and on the Board of Directors of Atrium European Real Estate, a public European real estate company, and Paramount Group Inc., a real estate investment trust. Dr. Linneman currently serves on the Board of Directors of Regency Centers Corporation (NASDAQ: REG), and AG Mortgage Investment Trust, Inc. (NYSE: MITT), each of which is a public real estate investment trust. Dr. Linneman is also the Emeritus Albert Sussman Professor of Real Estate, Finance and Public Policy at the Wharton School of the University of Pennsylvania, where he was a professor of Real Estate, Finance and Public Policy from 1979 to 2011 and was the founding co-editor of The Wharton Real Estate Review. He also served as the Director of Wharton’s Samuel Zell and Robert Lurie Real Estate Center for 13 years. Dr. Linneman holds both Master’s and Doctoral degrees in economics from the University of Chicago and a B.A. from Ashland University.
Qualifications
• Leading expertise in real estate investment and operations developed over his nearly 40 years of real estate experience, including through his role as the Founding Principal of a real estate advisory firm in 1979, as CEO of two private real estate acquisition firms for over a decade, as a professor of Real Estate, Finance and Public Policy at the Wharton School of the University of Pennsylvania since 1979 and by authoring more than 100 scholarly publications, including the Linneman Letter, Real Estate Finance and Investments: Risks and Opportunities.
• Extensive expertise in real estate transactional and strategic matters gained through his decades of experience, including as a financial consultant, his over 20 years of executive leadership roles at real estate investment firms, and his experience as Chairman of the Board of Rockefeller Center Properties, during which he led the successful restructuring and sale of Rockefeller Center in the mid-1990s.
• Extensive corporate finance, financial reporting and corporate governance expertise gained while serving on over 20 public and private company boards, including as director of eleven NYSE-listed companies.

Dr. Peter Linneman Age: 73 Lead Independent Trustee since: 2014 Committees: • Audit • Compensation

Ms. Robertson was the Executive Vice President, Chief Financial Officer and Treasurer of Crum & Forster Holdings Corp. (“C&F”), an insurance holding company and a wholly-owned subsidiary of Fairfax Financial Holdings Limited (TSX: FFH), from 1999 to 2014. C&F was an SEC reporting company from 2004 to 2010. Prior to joining C&F, from 1998 to 1999, Ms. Robertson was Managing Principal, Chief Financial Officer and Treasurer of Global Markets Access Ltd. (Bermuda), a company that was formed to act as a financial guaranty reinsurer. Ms. Robertson also served as Senior Vice President and Chief Financial Officer of Capsure Holdings Corp. (“Capsure”), a former NYSE-traded insurance holding company, from 1993 to 1997 and was Executive Vice President and Chief Financial Officer of United Capitol Insurance Company, a specialty excess and surplus lines insurer in Atlanta acquired by Capsure in 2010, from its founding in 1986 to 1993. She is a Certified Public Accountant with 10 years of public accounting experience at Coopers & Lybrand. From 2009 to 2014, Ms. Robertson served as a Director of C&F and, from 1999 to 2014, she served as a Director of substantially all of C&F’s direct and indirect wholly owned subsidiaries. Ms. Robertson currently serves on the boards of certain of the member companies of MSIG North America, a wholly owned subsidiary of MS & AD, a global leader in property-casualty insurance based in Japan, as well as the board of trustees of the Mayo Performing Arts Center, a non-profit theater located in Morristown, NJ. Ms. Robertson previously served on the Board of Directors of Russell Corporation, a former NYSE-listed public company, from July 2000 to August 2006 and was Chair of its audit committee from 2002 to 2006. Ms. Robertson holds a Bachelor of Commerce from the University of Toronto.
Qualifications
• Deep knowledge of corporate finance and financial reporting gained over her 30 years of experience as a Chief Financial Officer of public and private companies and her decade of experience in public accounting.
• Significant expertise in risk management developed throughout her time in public company executive leadership, including particular expertise related to corporate finance and capital management.
• Extensive legal, regulatory and corporate governance knowledge gained through her decades of service as a CFO and as a board member on public and private companies.

Mary Jane Robertson Age: 71 Independent Trustee since: 2014 Committees: • Audit, Chair

From June 1993 through June 2019, Mr. Spector served on the Board of Trustees of Equity Residential, a real estate investment and management company focusing on apartment communities, including as Vice Chairman from 2007 through June 2019 and as a member of the audit committee. Mr. Spector was the Chief Operating Officer of the Tribune Company from December 2009 through December 2010, and served as its Chief Administrative Officer from December 2007 through December 2009. Mr. Spector was Executive Vice President of Equity Residential from March 1993 and was Chief Operating Officer of Equity Residential from February 1995 until his retirement in December 2007. He began his real estate career in the early 1970s and has extensive prior public and private board experience as well. Mr. Spector holds a B.S.B.A. from Roosevelt University and is a Certified Public Accountant.
Qualifications
• Extensive management and financial experience acquired through more than 45 years of managing and operating real estate companies through various business cycles, including over a decade in executive roles and over two decades as a trustee for Equity Residential.
• Significant operational and strategic expertise developed as Chief Administrative Officer and Chief Operating Officer of the Tribune Company as well as during his 12 years as Chief Operating Officer of Equity Residential.
• Demonstrated leadership skills at the corporate board and executive levels.

Gerald A. Spector Age: 78 Independent Trustee since: 2014 Committees: • Compensation, Chair

Mr. Star serves as chairman of Two Star Manager LLC, an investment firm principally focused on allocating capital into publicly traded companies. From 2003 through October 2023, Mr. Star served as President and Chief Executive Officer and then Executive Chairman of Longview Asset Management (“Longview”), a multi-strategy investment firm. From 1994 until his retirement from the company in October 2023, he also served as a Vice President of Henry Crown and Company, (“HCC”), a private family investment firm affiliated with Longview. Mr. Star began his investment career in 1991 as a securities analyst. Until his retirement from HCC, Mr. Star was a member of the retirement plan investment committees for HCC, Great Dane Limited Partnership, Gillig LLC, Provisur Technologies, Inc., and Trail King Industries, Inc., as well as a special manager of Longview Trust Company, for more than five years. Since May 2019, Mr. Star has served on the Board of Directors of Chewy, Inc. (NYSE: CHWY), a leading online retailer of pet food and products. Mr. Star previously served on the Board of Directors of the parent company of PetSmart, a leading retailer of pet supplies and services, from 2014 to 2019, of Allison Transmission Holdings, Inc. (NYSE: ALSN) from May 2016 to May 2018, and of Teaching Strategies, a software company focused on the education market, from 2014 until its sale in 2021. He is a non-executive chairman of Atreides Management, a technology-focused investment firm, a director of a private company focused on ESG-rated securities, and serves on advisory boards affiliated with Tang Industries, a metals manufacturer and trading firm, Paragon Biosciences, a drug discovery company, and Valor Equity Partners, a growth capital firm. Mr. Star received a B.A. from Harvard University and holds a J.D. from Yale Law School and a Masters of Management from Kellogg Graduate School of Management at Northwestern University.
Qualifications
• Significant investment management, accounting and finance experience gained over his career in the investment sector, including two decades as President and CEO and then Executive Chairman of Longview, an investment firm which assesses, implements and oversees a wide variety of publicly traded and private equity investments across multiple industries and countries.
• Expertise in legal and regulatory compliance acquired beginning with his practicing of corporate and securities law as a member of the Illinois bar prior to his investment career and continuing throughout his extensive career in the public and private sectors.
• In-depth corporate governance knowledge gained through his experience serving on boards of directors for a wide range of public and private companies, including in the financial/investment, technology, retail and manufacturing sectors.

James A. Star Age: 64 Independent Trustee since: 2014 Committees: • Compensation • Nominating and Corporate Governance, Chair

Executive Officers
The following are the ages, positions and offices held by our executive officers.

Name	Position With the Company	Age as of February 27, 2025
David A. Helfand	Chair of the Board, President and Chief Executive Officer	60
William H. (Bill) Griffiths	Executive Vice President, Chief Financial Officer and Treasurer	51
David S. Weinberg	Executive Vice President and Chief Operating Officer	56
Orrin S. Shifrin	Executive Vice President, General Counsel and Secretary	57
William H. (Bill) Griffiths has been our Executive Vice President, Chief Financial Officer and Treasurer since February 14, 2022, when he was promoted from his position as Senior Vice President, Chief Financial Officer and Treasurer, to which he was appointed on April 1, 2021. Prior to that, Mr. Griffiths served as our Senior Vice President - Capital Markets since June 2014. Prior to joining EQC, Mr. Griffiths served in a similar role as part of the asset management and investment teams at EQX Real Estate Partners, L.P. (“EQX”), a private investment firm, and EGI from January 2014. Prior to his tenure at EQX and EGI, Mr. Griffiths had similar responsibilities for Helix Funds, where he financed over $2.2 billion in real estate assets and participated in the acquisition, management and disposition of those assets. Prior to joining Helix Funds, Mr. Griffiths worked at EOP, where he served as Director of Business Development and was actively involved in more than $12 billion of investment activity that included EOP’s mergers with Cornerstone and Spieker. Earlier in his career, Mr. Griffiths was an Associate in the Real Estate Investment Banking group at J.P. Morgan in New York, where he was involved in a wide variety of M&A, equity and debt financing, and asset sale assignments. Mr. Griffiths holds an M.B.A. from Stanford University’s Graduate School of Business and B.A. in both Mathematical Methods in the Social Sciences and Economics from Northwestern University.
David S. Weinberg has been our Executive Vice President and Chief Operating Officer since May 2014. Prior to joining us, Mr. Weinberg served as the Chief Investment Officer of EQX from January 2014 and worked on real estate and real estate-related investments for EGI from January 2012 to December 2013. Prior to joining EGI, from 2007 through 2011, Mr. Weinberg was responsible for investments in the multifamily and office sectors at Helix Funds and oversaw Helix Funds’ dispositions for ARC. Mr. Weinberg also served as Vice President of Investments and Asset Management at EOP where he worked from 2003 to 2007. In this role, he participated in over $6 billion of investment activity and oversaw EOP’s 16 million-square-foot office portfolio in Southern California. Earlier in his career, Mr. Weinberg was Vice President of Acquisitions at LaSalle Investment Management and an attorney at the law firm of Sidley Austin LLP. Mr. Weinberg received his J.D. from Northwestern University School of Law and graduated with highest honors with a B.S. from the University of Illinois.
Orrin S. Shifrin has been our Executive Vice President, General Counsel and Secretary since May 2014. Prior to joining us, Mr. Shifrin served as General Counsel, Secretary and Chief Compliance Officer of EQX from January 2014 and handled legal matters for EGI’s real estate investment activity. Mr. Shifrin currently serves as the General Counsel and Secretary for Helix Funds where he participated in the acquisition, management and disposition of over $2.2 billion in real estate assets. Mr. Shifrin also previously served as the General Counsel for ARC. Prior to joining Helix Funds, Mr. Shifrin served as a Principal at Terrapin Properties, LLC, a privately-held real estate investment and development company, where he worked from October 2002 to April 2005 and where his role involved general counsel duties, business development and operations. While there, Mr. Shifrin was involved in over $200 million of residential and commercial real estate-related transactions. Prior to that, Mr. Shifrin was a Partner at the law firm of Katten Muchin Rosenman, where he worked for over 10 years. Mr. Shifrin serves on the Executive Advisor Board for the Jewish Graduation Organization, a national organization for Jewish graduate students and alumni. Mr. Shifrin received his J.D. from Northwestern University School of Law and graduated with highest honors with a B.S. from the University of Illinois.
Messrs. Helfand, Griffiths, Weinberg and Shifrin have each been an employee of or otherwise involved in the operation of EGI and Helix Funds and are expected to continue to have involvement in their activities.
Corporate Governance
We remain committed to a corporate governance approach that promotes transparency as well as alignment with and accountability to our shareholders. Our corporate governance policies and practices include:

✔	Majority voting in uncontested trustee elections
✔	Annual trustee elections, with shareholder approval required to stagger the Board
✔	Lead independent trustee with robust duties
✔	6 of 7 trustees are independent
✔	Regular executive sessions of independent trustees
✔	All members of Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are independent
✔	All members of Audit Committee are financially literate with two of three being audit committee financial experts under SEC rules
✔	Annual board and committee review and self-evaluations
✔	Code of Business Conduct and Ethics that covers trustees and employees as well as the Company’s relationships with its vendors
✔	Meaningful share ownership guidelines for our trustees (4x annual cash retainer), chief executive officer (6x salary) and other named executive officers (3x salary) based on average fiscal year common share price
✔	Opted out of Maryland business combination and control share acquisition statutes
✔	No shareholder rights plan (commonly known as a “poison pill”)
✔	Active shareholder engagement
✔	Shareholders have ability to amend the Company’s bylaws by majority vote
Our Board reviews our corporate governance practices regularly, and we strive to operate the Company on a foundation of strong corporate governance principles. Further information on our corporate governance structure and policies is provided below in this section entitled “Directors, Executive Officers and Corporate Governance” in Item 10 of Part III of this Annual Report on Form 10-K.
Audit Committee
The Audit Committee consists of Ms. Robertson, Ms. Chube and Mr. Linneman, with Ms. Robertson serving as its Chair. The Audit Committee Charter requires that all members of the committee meet the independence, experience and financial literacy and expertise requirements of the NYSE, the Sarbanes-Oxley Act of 2002, the Exchange Act and applicable rules and regulations of the SEC. Our Board has determined that all of the members of the Audit Committee meet the foregoing requirements. The Board also has determined that Ms. Robertson and Mr. Linneman each qualifies as an audit committee financial expert, as defined by the applicable SEC regulations and NYSE corporate governance listing standards.
The Audit Committee Charter sets forth the principal functions of the Audit Committee, which include overseeing:
●    our accounting and financial reporting processes;
●    the integrity and audits of our consolidated financial statements and financial reporting process;
●    our systems of disclosure controls and procedures and internal control over financial reporting;
●    our compliance with financial, legal and regulatory requirements;
●    the evaluation of the qualifications, independence and performance of our independent registered public accounting firm;
●    the performance of our internal audit function;
●    the review of all related party transactions in accordance with our related party transactions policy; and
●    our overall risk profile, including cybersecurity risk.
The Audit Committee also is responsible for engaging an independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of the audit engagement, approving professional services provided by the independent registered public accounting firm, including all audit and non-audit services, reviewing the independence of the independent registered public accounting firm, considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls. The Audit Committee also approves the audit committee report required by SEC regulations.

Code of Business Conduct and Ethics
Our Code of Business Conduct and Ethics applies to the Company’s and its subsidiaries’ trustees, officers and employees as well as the Company’s relationships with its vendors, suppliers and consultants. Among other matters, the code is intended to deter wrongdoing and promote:
●    honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
●    full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;
●    compliance with applicable governmental laws, rules and regulations;
●    prompt internal reporting of violations of the code to appropriate persons identified in the code; and
●    accountability for adherence to the code.
Our Code of Business Conduct and Ethics also promotes and protects workforce and labor rights among our employees, prohibiting unlawful discrimination as well as any sexual, racial and other unlawful harassment in the workplace and providing clear channels for reporting violations of employment practices (including violations related to child labor laws or forced or compulsory labor). The code expressly provides that we will not tolerate undue influence, offensive behavior, sexual harassment, intimidation or other disrespectful conduct between employees or with respect to customers or suppliers.

Any waiver of any provision of the Code of Business Conduct and Ethics for our executive officers or trustees may be made only by the Nominating and Corporate Governance Committee or another committee of our Board comprised solely of independent trustees or a majority of our independent trustees. Any such waiver for our executive officers or trustees will be disclosed to shareholders within four business days of such waiver. We intend to disclose any changes in or waivers from the Code of Business Conduct and Ethics by posting such information on our website. A copy of the Code of Business Conduct and Ethics is available on our website at www.eqcre.com.
As one part of our business conduct and ethics initiatives, we supplement our banks’ Anti-Money Laundering (AML) processes and Know Your Customer (KYC) programs by confirming the identities of various vendors with whom we transact. This vendor verification program includes verifying information against the IRS’ Taxpayer Identification Number (TIN) Matching Program to validate TIN and name combinations and verbally confirming payment instructions.
Policy on Inside Information and Insider Trading
We have adopted an Insider Trading policy and procedures governing the purchase, sale and/or disposition of our securities by trustees, officers and employees, or Equity Commonwealth itself, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable NYSE listing standards. A copy of our Insider Trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
Item 11.    Executive Compensation.
Compensation Discussion and Analysis
Compensation Overview
This Compensation Discussion and Analysis provides a detailed description of the Company’s executive compensation philosophy and programs, the compensation decisions the Compensation Committee has made under those programs and the factors considered in making those decisions. This Compensation Discussion and Analysis discusses the compensation of the following individuals, who were the Company’s named executive officers for 2024:

Name	Title
David A. Helfand	Chair of the Board, President and Chief Executive Officer
William H. (Bill) Griffiths	Executive Vice President, Chief Financial Officer and Treasurer
David S. Weinberg	Executive Vice President and Chief Operating Officer
Orrin S. Shifrin	Executive Vice President, General Counsel and Secretary

Company Overview and 2024 Accomplishments
In 2014, we took over responsibility for the Company when EQC’s shareholders voted to replace EQC’s then-existing board of trustees. EQC’s new Board appointed a new team of executive officers and internalized management. The Board and management team then undertook a comprehensive review of the Company, its legal and capital structures and its portfolio of properties. We executed a strategy that focused on disposing of a significant portion of the Company’s assets to reshape the portfolio and generate liquidity to fund future investments in high-quality assets or businesses to create a foundation for long-term growth to maximize shareholder value.
From 2014 to the onset of the COVID-19 pandemic in early 2020, the Company completed over $7.6 billion of dispositions. At the same time, and through the middle of 2024, we evaluated over 100 potential investment opportunities to create long-term value for shareholders. These investment opportunities spanned a wide range of property sectors, including office, retail, single-family rental, lodging, life sciences, industrial, manufactured housing, multi-family rentals and self-storage and to a lesser extent healthcare, data centers, cell towers and infrastructure. Despite our efforts, we were unable to consummate a transaction in line with our strategy.
While evaluating potential investment opportunities in an effort to create long-term value for our shareholders, we concurrently took steps to facilitate the potential wind-down of our business. On July 30, 2024, our Board: (i) determined that it was advisable and in the best interests of our shareholders to proceed with the wind-down of our operations and the liquidation of our assets in order to maximize shareholder value, and (ii) directed the Company’s management team to prepare proxy materials seeking shareholder approval of a plan of sale and dissolution.
On October 2, 2024, the Company filed a Definitive Proxy with the SEC related to a special meeting of shareholders for the following purposes: (i) to consider and vote upon the Plan of Sale and Dissolution of the Company (the “Plan of Sale”), including the wind-down and complete liquidation of the Company, and the dissolution and termination of the Company, including the establishment of a Liquidating Entity (as defined in the Definitive Proxy), and (ii) on an advisory, non-binding basis, to consider and vote upon the compensation that may become payable by the Company to its named executive officers in connection with the Plan of Sale (the “Executive Compensation Proposal”). The Plan of Sale, which the Board determined was in the best interests of the Company and its shareholders, authorizes the Company to sell its remaining properties, wind-down the Company’s affairs and distribute the net proceeds to shareholders. At the special shareholder meeting held on November 12, 2024, the Company’s shareholders approved both proposals with: (i) 85.5% of outstanding shares, and 99% of votes cast, in favor of the Plan of Sale proposal (two-thirds of outstanding shares required for approval), and (ii) 86.7% of votes cast in favor of the Executive Compensation Proposal (majority of votes cast required for approval).
In addition to evaluating numerous potential investment opportunities and obtaining shareholder approval for the Plan of Sale, the Company accomplished the following in 2024 to facilitate the efficient wind-down of its business:
●    Paid the liquidation preference to the holders of shares of the Company’s 6.50% Series D Cumulative Convertible Preferred Shares of beneficial interest, par value $0.01 per share (the “Series D Preferred Shares”), constituting all amounts due and owing such holders, in conjunction with which a Form 25 was filed with the SEC to effect the withdrawal of the Series D Preferred Shares from the NYSE;
●    Paid an initial cash liquidating distribution of $19.00 per common share (the “Initial Liquidating Distribution”);
●    Sold three of our four remaining properties, namely 1250 H Street, NW in Washington DC, and 206 East 9th Street and Bridgepoint Square in Austin, Texas;
●    Updated the estimated aggregate shareholder liquidating distribution range of $19.50 to $21.00 per common share as disclosed in the Definitive Proxy to a range of $20.00 to $21.00 per common share on November 15, 2024 following the Initial Liquidating Distribution, which was subsequently updated to a range of $20.55 to $20.70 per common share on February 27, 2025, following the February 25, 2025 closing of our sale of 1225 Seventeenth Street in Denver, CO;
●    Maintained the Company’s REIT qualification and NYSE listing for our common shares in an effort to provide tax efficiency and liquidity for common shareholders;
●    Fostered a company culture with an emphasis on transparency and open communication, where working together physically and collaboratively is fundamental, resulting in the retention of all employees other than those terminated by the Company as part of the wind-down;

●    Continued the Company’s sustainability and social responsibility initiatives to the extent they were aligned with the wind-down process (e.g., completed GRESB assessment, published Corporate Responsibility Report, remained actively involved with and provided support for local organizations and community outreach programs); and
● Wound down and dissolved a substantial portion of the Company’s subsidiary entities to facilitate an efficient wind-down of the Company.
Compensation Objectives and Philosophy
Our executive compensation program for 2024, as approved by the Compensation Committee, was designed to accomplish four key objectives:
1.    align the interests of our executive officers with the interests of the Company and the Company’s shareholders;
2.    reward performance and leadership excellence;
3.    fairly compensate executive officers who create value for the Company’s shareholders; and
4.    retain and motivate executives to remain at the Company.
Our executive compensation program has the following components: (1) base salary, (2) annual cash incentive compensation, (3) long-term incentive compensation, and (4) health and welfare benefits that are made available to all of our employees.
Compensation Snapshot

	Objectives	Key Features
Base Salary	•Recognize ongoing performance of job responsibilities and leadership excellence •Provide a regular source of income so executives can focus on day-to-day responsibilities	•Fixed compensation paid in cash •Based on competitive pay, taking into account job scope, position, knowledge, skills and experience
Short-Term Annual Incentive Program (STIP)	•Motivate the achievement of Company and individual goals on an annual basis •Reward Company and individual performance and individual leadership excellence	•Variable cash compensation based on achievement of performance goals
Long-Term Incentive Compensation Program (LTIC Program)	•Align the interests of executives with the interests of the Company and the Company’s shareholders •Provide a retention mechanism to motivate our executives to remain at the Company	•Long-term incentive compensation with vesting based on continued service to the Company •Four-year vesting, with a substantial portion back-end loaded (50% vests on the fourth anniversary)

We believe that the structure of our executive compensation program, as outlined above, is both aligned with the interests of our shareholders and serves to retain talented executives as we implement the Plan of Sale.

Executive Compensation Program Highlights
The table below highlights certain practices that we have utilized for our executive officers and others that we have avoided because we believe doing so is in the best interests of our shareholders:

✓
Double Trigger Change in Control Provisions. Upon a change in control, a qualified termination must occur for severance to be paid (window period of 6 months prior to or 2 years following, or otherwise in connection with or anticipation of, a change in control).
		✗	No Executive Perquisites. We do not provide any supplemental executive retirement plans, company cars, club memberships or other executive perquisites.
✓
Stock Ownership Guidelines. We have stock ownership guidelines in place for our Chief Executive Officer (6x salary) and other named executive officers (3x salary), as well as for our non-employee trustees (4x annual cash retainer) based on average fiscal year common share price.
		✗	Limited Retirement Benefits. We do not have a defined benefit plan, any supplemental executive retirement plans or any nonqualified deferred compensation plans.
✓
Clawback Policy. Our clawback policy covers all incentive-based compensation (cash and equity) and applies to our current or former named executive officers and certain other officers in the event of a restatement of the Company’s financials. We amended our policy in October 2023 to comply with the finalized and effective SEC and NYSE rules.
		✗	No Hedging or Pledging of Company Stock. Our anti-hedging and anti-pledging policies prohibit our trustees and executive officers from engaging in hedging and pledging activities.
✓	Independent Compensation Consultant. The Compensation Committee retained an independent compensation consulting firm, FPC, with expertise in the REIT industry.	✗
No Gross-Ups. We do not have any arrangements requiring us to gross-up compensation to cover taxes owed by our executive officers, including excise taxes payable by the executives in connection with a change in control.

✓	Compensation Risk Assessment. The Compensation Committee conducted a compensation risk assessment to ensure that the executive compensation program does not encourage excessively risky behaviors.	✗
No Dividends Equivalents on Unearned Performance Awards. We do not pay dividend equivalents with respect to performance-based awards unless and until the awards are earned, at which time each holder of an earned award will receive a catch-up cash payment equal to the aggregate amount of dividends that would have been paid in respect of our common shares underlying the award had such shares been issued to the holder on the first day of the performance period. Thereafter, dividend equivalents will be paid currently on earned awards.

Compensation Determination Process
Role of the Compensation Committee and Management
The Compensation Committee reviews and approves the corporate goals and objectives with respect to the compensation of the Company’s named executive officers on an annual basis. The Compensation Committee evaluates the performance of each named executive officer in light of these goals and objectives and, on the basis of such evaluation, determines and approves the compensation for each named executive officer. Our Chief Executive Officer makes recommendations to the Compensation Committee regarding the compensation of the named executive officers other than the Chief Executive Officer.
In determining the appropriate compensation for the Company’s named executive officers, the Compensation Committee considers the Company’s performance and shareholder return, the amount of compensation payable, including incentive awards, to similarly situated officers at comparable companies, our shareholder vote on compensation and any other factors the Compensation Committee deems necessary or appropriate in its discretion. The Compensation Committee seeks to ensure that our compensation plans are designed with an appropriate balance of risk and reward in relation to the Company’s overall business objectives and do not encourage excessive or unnecessary risk taking. In addition, the Compensation Committee seeks to ensure that our programs retain talented executives, encourage high performance, promote accountability and align our named executive officers’ interests with those of our shareholders.
Advisory Vote on Named Executive Officer Compensation
Our shareholders approved the compensation of our named executive officers in the non-binding advisory vote that we conducted at the 2024 annual meeting of shareholders, with approximately 70.1% of the votes cast in favor of this proposal.

Our shareholders also approved the compensation that may become payable by the Company to our named executive officers in connection with the Plan of Sale in the non-binding advisory vote that we conducted at the 2024 special meeting of shareholders, with approximately 86.7% of the votes cast in favor of this proposal. The Compensation Committee considered these voting results as supportive of our executive compensation philosophy.
The Role of the Compensation Consultant
Under its charter, the Compensation Committee has the sole authority to retain and terminate outside legal or other advisors to the Compensation Committee as it deems necessary and appropriate in its sole discretion, including compensation consultants. The Compensation Committee has engaged FPC to advise it on matters related to the compensation of our executive officers and our compensation plans. FPC is engaged by, and reports directly to, the Compensation Committee, which has the sole authority to retain or terminate the services of FPC and to approve the consultant’s fees and other retention terms. FPC provides no other services to the Company. The Compensation Committee has reviewed the independence of FPC in light of SEC rules and NYSE listing standards regarding compensation consultants, and the Compensation Committee has concluded that FPC’s work is independent and does not raise any conflict of interest.
The Compensation Committee has retained FPC to, among other things: (i) assist in benchmarking our executive compensation against our peers; (ii) analyze trends in compensation in the marketplace generally and compensation program design changes among our peers specifically; and (iii) provide general guidance with respect to appropriate compensation levels and structures.
Use of Benchmarking and Peer Group Data
The Compensation Committee uses peer group data as one tool in assessing and determining pay for our executive officers. Competitive market data is intended to provide a framework for current market pay practices, trends, best practices and overall industry performance.
Each year, the Company reviews its peer group based on a variety of factors and, in consultation with its compensation consultant, determines if any changes are appropriate. In connection with these efforts, a variety of factors were utilized to determine our peer group’s members, including: (1) REITs that are comparable to us based on size and (2) REITs that are comparable to us based on asset class (office).
As part of its ongoing compensation program review process, in September 2022, the Compensation Committee reviewed and revised the peer group it uses to make compensation decisions. The revised peer group was used to make compensation decisions beginning in early 2023 and has remained unchanged.
The following table contains the name of each company within the current peer group, all of which are public office REITs.

Current Public REIT Peer Group
Brandywine Realty Trust (BDN)
COPT Defense Properties (CDP)
Cousins Properties, Incorporated (CUZ)
Douglas Emmett, Inc. (DEI)
Easterly Government Properties, Inc. (DEA)
Empire State Realty Trust, Inc. (ESRT)
Highwoods Properties, Inc. (HIW)
Hudson Pacific Properties, Inc. (HPP)
Paramount Group, Inc. (PGRE)
Piedmont Office Realty Trust, Inc. (PDM)
SL Green Realty Corp. (SLG)
Elements of Compensation
Base Salary
We pay our named executive officers base salaries to provide them with a predictable and stable source of cash income in order to compensate them for performing the requirements of their respective positions and to retain and motivate them.

The Compensation Committee reviews each named executive officer’s base salary annually. Any adjustments to an executive’s base salary are based on the Compensation Committee’s evaluation of the executive’s performance and competitive pay. In determining the appropriate annual base salary for each named executive officer, the Compensation Committee considers the executive’s contribution to the Company, the Company’s shareholder return, the amount of compensation payable to similarly situated executives at comparable companies (including any increases in such compensation), any shareholder vote on compensation and any other factors that the Compensation Committee deems necessary or appropriate in its discretion.

Our named executive officers’ base salaries were unchanged from fiscal year 2020 through fiscal year 2022, with the exception of Mr. Griffiths who received a salary increase for fiscal year 2022 following his appointment to Chief Financial Officer effective April 1, 2021. On January 26, 2023, the Compensation Committee approved increases to the annual base salaries for each of the Company’s named executive officers in recognition of Company performance and individual performance, and also brought each named executive officer’s compensation in line with similarly situated executives at comparable companies. On January 29, 2024, the Compensation Committee approved a 4.0% increase in annual base salary for each of the Company’s named executive officers in line with the standard increase for the Company’s non-executive employees for fiscal year 2024. Base salaries for our named executive officers for fiscal years 2023 and 2024 are set forth below:

Named Executive Officer	2023 Base Salary	2024 Base Salary	Percentage Change in Base Salary
David A. Helfand	$950,000	$988,000	4%
William H. (Bill) Griffiths	$600,000	$624,000	4%
David S. Weinberg	$675,938	$702,975	4%
Orrin S. Shifrin	$594,825	$618,618	4%
Annual Cash Incentive Compensation
The Company’s named executive officers are eligible to receive annual cash bonuses under the Company’s short-term annual incentive program (the “STIP”) based on the achievement of certain performance criteria for the applicable fiscal year, as determined annually by the Compensation Committee based on the Company’s then-applicable business objectives. The purpose of the STIP is to encourage outstanding Company and individual performance by motivating the Company’s executives to achieve short-term Company and individual goals by rewarding performance measured against key annual objectives. STIP bonuses are paid 100% in cash.
In January 2024, as in past years, the Compensation Committee approved corporate and individual performance goals for determining the amount of cash bonuses to be awarded to our named executive officers for fiscal year 2024 under the STIP. In setting these goals in January 2024, the Compensation Committee determined that it was appropriate that (i) 67% of the annual bonus target under the 2024 STIP be based upon achievement of the corporate operational performance metrics listed below (with threshold, target and maximum values established by the Compensation Committee at what is believed to be appropriately rigorous and challenging levels for each metric), and (ii) 33% of the annual bonus target under the 2024 STIP be based upon achievement of individual objectives.
In January 2024, the Compensation Committee identified the following corporate performance metrics:
•Same Property Leased Occupancy – the Compensation Committee linked our named executive officers’ annual bonuses to this objective by quantifying their effectiveness in retaining and attracting tenants to the Company’s assets, which is captured in the measurement of same property leased occupancy; and
•Same Property Cash Net Operating Income – the Compensation Committee linked our named executive officers’ annual bonuses to this objective to measure their ability to impact the performance of our assets by capturing both rent fluctuations and whether expenses are being controlled.

In 2024, after the determination of the performance goals, the Board made the decision to approve and recommend to shareholders the Plan of Sale. In January 2025, in light of the shareholders’ approval and the Company’s implementation of the Plan of Sale, the Compensation Committee determined that the corporate operational performance metrics previously approved by the Compensation Committee in January 2024 no longer constituted valid measures of performance, because the Plan of Sale resulted in the sale in 2024 of three of the Company’s four remaining properties, as part of the planned liquidation of the Company. As a result, the Compensation Committee determined that the cash amounts to be awarded to the Company’s executive officers under the 2024 STIP should be determined in the discretion of the Compensation Committee based on the achievement of each executive officer’s applicable subjective performance goals as established by the Committee in January 2024.

The 2024 individual goals achieved by our named executive officers included the following:
•For Mr. Helfand, providing leadership to create value for all of our stakeholders, cultivating relationships with senior executives in the real estate and investment communities to raise the Company’s profile and maximize the potential for investment opportunities, leading the underwriting and evaluation of potential growth opportunities, facilitating effective board and senior management communication and teamwork, promoting a corporate culture grounded in our core values, nurturing a work environment where employees are challenged and rewarded for their success, providing leadership in connection with our sustainability and social responsibility initiatives, overseeing the evaluation of various potential wind-down strategies and implementing the Plan of Sale;
•For Mr. Griffiths, developing, motivating and providing effective oversight of our accounting, tax and treasury professionals and functions, facilitating effective communication with the Board, the Audit Committee and the Compensation Committee, actively managing the balance sheet, cultivating and improving relationships with institutional investors and analysts, continuing our sustainability and social responsibility initiatives, evaluating various potential wind-down strategies and implementing the Plan of Sale;
•For Mr. Weinberg, seeking out and evaluating potential acquisition opportunities, enhancing property valuations, overseeing efficient and effective capital allocation, managing and motivating our investment professionals, maximizing the value of dispositions, continuing our sustainability and social responsibility initiatives, evaluating various potential wind-down strategies and implementing the Plan of Sale; and
•For Mr. Shifrin, providing valuable legal advice on real estate, public market and transaction-related matters, proactively supporting property operations and leasing while promoting compliance with laws and regulations, facilitating effective board and senior management leadership with a high level of ethical integrity, including by maintaining a rigorous corporate governance and compliance environment, encouraging an effective risk management culture, continuing our sustainability and social responsibility initiatives, evaluating various potential wind-down strategies and implementing the Plan of Sale.
The threshold, target and maximum annual bonus amounts for our named executive officers under the STIP as determined at the beginning of the fiscal year 2024, as a percentage of their respective annual base salaries, were as follows:

Named Executive Officer	Threshold	Target	Maximum
David A. Helfand	75%	150%	225%
William H. (Bill) Griffiths	50%	100%	150%
David S. Weinberg	50%	100%	150%
Orrin S. Shifrin	50%	100%	150%
On January 27, 2025, the Compensation Committee approved the following cash bonus awards under the STIP for the named executive officers for 2024:

Named Executive Officer	Threshold (0.5x Target)	Target (1.0x Target)	High (1.5x Target)	Actual
David A. Helfand	$741,000	$1,482,000	$2,223,000	$2,156,969
William H. (Bill) Griffiths	$312,000	$624,000	$936,000	$908,198
David S. Weinberg	$351,488	$702,975	$1,054,463	$1,023,142
Orrin S. Shifrin	$309,309	$618,618	$927,927	$900,364
The bonus amount awarded to each of our named executive officers is between the target and maximum bonus amounts that were established for the executive. The Compensation Committee determined the bonus amounts based on its assessment of each executive’s achievement of his applicable subjective performance goals established by the Compensation Committee in January 2024, after a determination that the Company operational performance metrics established at that time no longer constituted valid measures of performance in light of the Company’s adoption of the Plan of Sale approving a sale of all of the Company’s remaining properties and subsequent liquidation. The Compensation Committee reached these determinations based on a review of each executive officer’s accomplishments relative to his individual goals for the year, including their management of the Company and its employees as well as the implementation of the Plan of Sale.

Long-Term Incentive Compensation
The Company maintains its long-term incentive program (“LTIC Program”), the purpose of which is to retain talented executives and key employees, to motivate performance, and to link compensation to the performance of our common shares over time. The Company grants awards under the LTIC Program pursuant to the 2015 Omnibus Plan. Awards are granted under the LTIC Program to the Company’s named executive officers, as well as other employee LTIC Program participants, in January of each fiscal year, for their service in and based on the Company’s and the individual’s performance during the prior fiscal year.
In January 2024, as in past years, the Compensation Committee determined that the Company’s named executive officers were eligible to receive annual equity awards for service in 2023 with time-based vesting requirements and annual equity awards with a combination of time and performance-based vesting requirements, in each case under the LTIC Program.
The Company’s named executive officers (and other employees who are eligible to receive long-term incentive compensation as part of their annual compensation package) were given the option to elect to receive their 2023 LTIC Program awards (which were granted in January 2024) in the form of (i) restricted shares with time-based vesting requirements (“LTIC Shares”) and restricted share units with both time-based and performance-based vesting requirements (“LTIC RSUs”), or (ii) time-based and performance-based LTIP Units, which are discussed in more detail in the next paragraph.

LTIP Units are a special class of interests in EQC Operating Trust (the “Operating Trust”) that may be issued to employees, officers or trustees of the Operating Trust, the Company or their subsidiaries (“LTIP Units”). The Operating Trust is the entity through which we conduct our business following our conversion to an UPREIT in 2016. LTIP Units are structured to qualify as “profits interests” for tax purposes. Each LTIP Unit will convert automatically into an OP Unit on a one-for-one basis when the LTIP Unit becomes vested and upon equalization of its capital account with the per-unit capital account of the OP Units (such equalization referred to as, a “Book-Up Event”). Holders of OP Units (other than the Company) generally have the right, commencing six months from the date of issuance of such OP Units, to cause the Operating Trust to redeem their OP Units in exchange for cash or, at the option of the Company, our common shares on a one-for-one basis.
Each of the named executive officers elected to receive his 2023 LTIC Program awards in the form of LTIC Shares and LTIC RSUs, and such awards were granted on January 29, 2024.
The following illustrations show the performance periods and vesting schedules for these LTIC Program awards. The duration is four years from start to finish including performance criteria and further vesting.
Performance-Based Awards (67% of LTIC Program Awards)

 Time-Based Awards (33% of LTIC Program Awards)

Time-Based Awards. For each of our named executive officers, 33% of the executive’s 2023 target LTIC Program award to be granted in January 2024 consisted of time-based LTIC Shares. In January 2024, each of our named executive officers received a grant of LTIC Shares, which, based on the closing price per common share of $19.36 on January 29, 2024, had the following value on the grant date:

Named Executive Officer	Number of LTIC Shares	Value of LTIC Shares
David A. Helfand	60,332	$1,168,028
William H. (Bill) Griffiths	13,636	$263,993
David S. Weinberg	29,801	$576,947
Orrin S. Shifrin	18,181	$351,984
The LTIC Shares are scheduled to vest 25% on the “Measurement Date” (as defined below) in February of the calendar year during which the second anniversary of the grant date occurs, 25% on the Measurement Date in February of the calendar year during which the third anniversary of the grant date occurs and 50% on the Measurement Date in February of the calendar year during which the fourth anniversary of the grant date occurs, subject to the executive’s continued employment with the Company through the applicable vesting date. The term “Measurement Date” means either (i) the date in February of the applicable calendar year on which the Compensation Committee meets to determine the level of achievement of the performance criteria with respect to any performance-based awards or, (ii) if there are no such awards for which performance is required to be measured during the applicable calendar year, the first date in February of such calendar year on which the Compensation Committee meets or takes an action by unanimous written consent. Each LTIC Share entitles the named executive officer to receive any dividends declared on our common shares beginning on the grant date of the LTIC Share.
Performance-Based Awards. For each of our named executive officers, the other 67% of the executive’s 2023 target LTIC Program award to be granted in January 2024 consisted of LTIC RSUs, which have time-based and performance-based vesting requirements. Each LTIC RSU represents the right to receive one common share. In January 2024, our named executive officers received grants of the following LTIC RSUs, reflecting the number of LTIC RSUs that each executive will earn if the applicable performance measure is achieved at the target level, which, based on the closing price per common share of $19.36 on January 29, 2024, and had the following values on the grant date:

Named Executive Officer	Number of LTIC RSUs	Value of LTIC RSUs
David A. Helfand	122,493	$2,371,464
William H. (Bill) Griffiths	27,686	$536,001
David S. Weinberg	60,504	$1,171,357
Orrin S. Shifrin	36,914	$714,655
The actual number of LTIC RSUs that each executive will earn will be between 0% and 249.25% of the number of units granted to the executive, depending on the achievement of the applicable performance criteria. Since the number of LTIC RSUs that will be earned, if any, will not be determined until the end of the performance period, the actual value of the LTIC RSUs could be higher or lower than the foregoing target levels, depending on the Company’s achievement of the applicable performance criteria.

The primary performance measure for the LTIC RSUs is the TSR of our common shares over a three-year performance period relative to the TSRs of the companies that comprise the Nareit Office Index over the same period of time, provided that only companies that are public throughout the entire performance period will be included for purposes of calculating the relative TSR comparison. The secondary performance measure for the LTIC RSUs is absolute TSR if the Company’s TSR is negative.
After the Company’s TSR percentile is determined, the number of LTIC RSUs that will be earned by an executive will be determined by multiplying the number of units that was granted to the executive by the applicable percentage listed in the following table.

Company TSR Relative to Nareit Office Index TSRs over Performance Period	% of Granted LTIC RSUs Earned*
90th Percentile and Above	249.5%
80th Percentile	212.0%
70th Percentile	174.5%
60th Percentile	137.0%
50th Percentile (Target)	100.0%
40th Percentile	68.5%
30th Percentile	37.5%
25th Percentile	25.5%
Below 25th Percentile	0.0%
* The actual number of LTIC RSUs earned will be the number of units awarded to each named executive officer, which is the target number of units that can be earned, multiplied by the applicable percentage listed in the table above. The actual number of LTIC RSUs will be determined at the end of the three-year performance period. The percentages listed in the table above are rounded to the nearest 0.5%.

If the Company’s total TSR for the performance period is negative, any LTIC RSUs deemed earned based on the table above will be reduced by 25%. To the extent performance falls between two levels in the table above, linear interpolation will apply in determining the percentage of the LTIC RSUs that are earned. Any LTIC RSUs that do not become earned at the end of the performance period will be forfeited.
The LTIC RSUs are scheduled to vest as follows: (i) 50% following the conclusion of the performance period on the date that the Compensation Committee determines whether and to what extent the performance criteria have been achieved, and (ii) 50% on the Measurement Date in February of the calendar year during which the fourth anniversary of the grant date occurs, subject in each case to the executive’s continued employment with the Company through such date.
The named executive officers will not be entitled to receive any dividends with respect to the common shares underlying the LTIC RSUs unless and until the LTIC RSUs are earned, at which time each executive will be entitled to receive an amount in cash equal to the aggregate amount of dividends that would have been paid in respect of the common shares underlying the executive’s earned LTIC RSUs had such common shares been issued to the executive on the first day of the performance period. Following the performance period, each executive will be entitled to receive, in respect of each earned LTIC RSU held by the executive, whether or not vested, an amount in cash equal to the per share amount of any dividend paid by the Company to the shareholders, which amount will be paid to the executive within 60 days following the date that the dividend is paid to the shareholders.

To the extent a named executive officer elects to receive his award under the LTIC Program in the form of LTIP Units, the named executive officer would receive an award consisting of (i) LTIP Units (equal to 33% of the target value of the LTIC Program award) subject to time-vesting requirements generally consistent with the vesting terms applicable to LTIC Shares (the “Time-Based LTIP Units”) and (ii) LTIP Units (equal to 67% of the target value of the LTIC Program award) subject to time-vesting and performance-vesting requirements generally consistent with the vesting terms applicable to LTIC RSUs (the “Performance-Based LTIP Units”). A Time-Based LTIP Unit generally entitles the holder thereof to receive the same per unit distributions as the other OP Units of the Operating Trust. A holder of Performance-Based LTIP Units will not be entitled to participate in distributions with respect to the executive’s Performance-Based LTIP Units until expiration of the applicable performance period, at which time the executive generally will become entitled to receive a special catch-up distribution in respect of the executive’s earned Performance-Based LTIP Units, if any, for the periods prior to such time.

Calculation of Three-Year Measurement for January 25, 2021 Performance-Based Awards. On February 6, 2024, the Compensation Committee approved the level of achievement of the performance measure with respect to the performance-based awards that were granted to our named executive officers on January 25, 2021. The Compensation Committee determined that the TSR of the Common Shares over the three-year performance period commencing on January 25, 2021 and ending on January 25, 2024, relative to the TSRs of the companies that comprised the Nareit Office Index over the same period of time, was in the 79th percentile. Accordingly, approximately 155.95% of the target performance-based awards granted to each executive became earned, inclusive of a 25% reduction because EQC’s absolute TSR for the performance period was negative (116,228, 7,955, 61,585, and 37,573 RSUs for Messrs. Helfand, Griffiths, Weinberg, and Shifrin, respectively). 50% of such earned performance-based awards vested on February 6, 2024, when the Compensation Committee approved the performance measurement, and 50% vested on February 4, 2025.
Calculation of Three-Year Measurement for January 26, 2022 Performance-Based Awards. On February 4, 2025, the Compensation Committee approved the level of achievement of the performance measure with respect to the performance-based awards that were granted to our named executive officers on January 26, 2022 (the “2022 Performance-Based Awards”). The Compensation Committee determined that the TSR of the common shares over the three-year performance period commencing on January 26, 2022 and ending on January 26, 2025, relative to the TSRs of the companies that comprised the Nareit Office Index over the same period of time, was in the 79th percentile. Accordingly, approximately 207.93% of the target 2022 Performance-Based Awards granted to each executive became earned (171,685, 22,401, 90,967, and 55,500 for Messrs. Helfand, Griffiths, Weinberg, and Shifrin, respectively).
In December 2024, as part of the Plan of Sale and to facilitate an efficient wind-down of the Company, the Company terminated its various Registration Statements on Form S-8 (the “S-8 Registration Statements”), which were used to register the Company’s common shares reserved for issuance as equity awards under the LTIC Program pursuant to the 2015 Omnibus Plan. As a result, the Company will not be able to issue additional shares under the 2015 Omnibus Plan with respect to the portion of any outstanding performance-based awards that is determined to be earned in light of above-target performance. Consequently, on January 27, 2025, the Compensation Committee amended the 2022 Performance-Based Awards granted to our employees who received January 26, 2022 Performance-Based Awards, including our named executive officers, to provide that such awards would be settled in cash as to the portion of the 2022 Performance-Based Awards measured above target, with 50% of such awards vesting on February 4, 2025, when the Compensation Committee approved the performance measurement, and 50% of such awards scheduled to vest on the Measurement Date in February of 2026, subject to the terms and conditions of the applicable award agreements.
The treatment of the LTIC Shares, Time-Based LTIP Units, LTIC RSUs and Performance-Based LTIP Units upon a termination of the executive’s employment and/or a change in control of the Company is described below in the section entitled “Potential Payments Upon Termination or Change in Control.”
Severance Rights and Change in Control Agreements
The Company entered into Change in Control Agreements (each, a “CIC Agreement”) in April 2019 with Messrs. Helfand, Weinberg and Shifrin and in August 2022 with Mr. Griffiths which are described below in the section entitled “Change in Control Agreements.” The Company is not a party to any other type of employment agreements with any of the named executive officers. The CIC Agreements provide that the Company will provide accelerated vesting for all or a portion of the named executive officers’ outstanding equity awards and a prorated bonus payment upon certain terminations of employment, as described below in the section entitled “Potential Payments Upon Termination or Change in Control.” Additionally, in June 2023, the Board and the Compensation Committee updated the Company’s severance practices for employees of the Company, including the named executive officers, to provide for certain payments in the event of certain qualified terminations as described in the section below entitled “Potential Payments Upon Termination or Change in Control.”
Other Employee Benefits and Perquisites
We provide to all our employees, including our named executive officers, market health and welfare benefits that are intended to help attract and retain employees, including life and health benefits and vacation, holiday and sick time. We do not provide executive perquisites to our named executive officers.

Other Compensation Practices and Policies
Stock Ownership Guidelines
We believe that equity ownership by our officers helps align their interests with our shareholders’ interests. To that end, we have adopted formal stock ownership guidelines applicable to all of our named executive officers with the following key terms:
•    Our Chief Executive Officer is required to own our securities equal in value to at least six times his base salary based on the average annual closing price of the Company’s common shares;
•    Each of our other named executive officers is required to own our securities equal in value to at least three times the executive's base salary based on the average annual closing price of the Company’s common shares;
•    We do not include unmeasured or unvested performance-based awards in our executive ownership calculations;
•    Each named executive officer has five years to comply with the ownership requirement and is required to hold shares at this level while serving in his position; and
•    Mandatory holding period that requires named executive officers to retain all net securities (after payment of applicable taxes) earned from any equity award until the applicable stock ownership requirement is achieved.
All of our named executive officers are in compliance with our stock ownership guidelines as of the date of this Annual Report on Form 10-K. See the section below entitled “Trustee Compensation – Stock Ownership Guidelines” for a discussion of the stock ownership guidelines applicable to non-employee trustees.
Anti-Hedging and Anti-Pledging Policies
Our Board has adopted restrictions on hedging and pledging securities issued by the Company pursuant to the Company’s Policy on Inside Information and Insider Trading. With respect to hedging, our trustees, employees (including executive officers) and their family members who reside with them are prohibited from trading in any interest relating to the future price of the Company’s securities, such as a put, call or short sale. With respect to pledging, trustees, employees (including executive officers) and their family members who reside with them are prohibited from holding securities issued by the Company in a margin account or pledging these securities as collateral for a loan. The Board may grant exceptions to this anti-pledging policy for trustees and executive officers and the Company’s Compliance Officer may grant such exceptions to other employees. No such exceptions have been granted for trustees, executive officers or their family members since the implementation of the policy on July 31, 2014.
Tax Deductibility of Executive Compensation
Under Section 162(m) of the Code, a publicly-held corporation (including the Company) generally is limited to a $1 million annual tax deduction for compensation paid to each of its “covered employees,” which limitation would apply to the Company to the extent the real estate investment trust’s distributive share of any compensation paid to its covered employees by our operating partnership exceeds the $1 million threshold (other than compensation attributable to certain grandfathered equity grants).
While the Compensation Committee will consider the impact of Section 162(m) on its compensation arrangements going forward, it is only one of many factors, and it is anticipated that Compensation Committee will, in its discretion and when it deems appropriate, enter into compensation arrangements with those executives considered “covered employees” under which payments may not be fully deductible under Section 162(m).
Clawback Policy
The Compensation Committee adopted a clawback policy in 2014, which has been modified from time to time, including most recently in October 2023, when the Compensation Committee amended the clawback policy to comply with the finalized and effective SEC and NYSE rules (Section 10D of the Exchange Act, Rule 10D-1 of the Dodd Frank Wall Street Reform and Consumer Protection Act promulgated thereunder, and Section 303A.14 of the NYSE Exchange Listed Company Manual). Pursuant to the amended clawback policy, in the event of an accounting restatement (“Accounting Restatement”), the Company’s current or former named executive officers and certain other officers (as defined in the clawback policy) must reimburse the Company for (i) any incentive-based compensation erroneously awarded during the three completed fiscal years preceding the date on which the Company is required to prepare such Accounting Restatement, and (ii) any profits realized from the sale of the Company’s securities during the period following the first public issuance or filing with the SEC of the misstated financials. Incentive compensation subject to recoupment, includes the difference between the amount of incentive compensation received by the individual during the three fiscal years preceding the required Accounting Restatement and the amount that the individual would have received based on the restated financial measures. For incentive compensation based on the price of shares of our common shares or total shareholder return, the Company will determine an amount that is a reasonable estimate of the effect of the Accounting Restatement on our common share price for the relevant period. The Compensation Committee has the authority to interpret and make all determinations under the amended clawback policy.
Equity Award Grant Practices
Our annual equity awards are approved by the Compensation Committee in January each year. We do not manipulate either the timing of the release of material nonpublic information or the timing of the grant of an equity award with the intent of benefiting any grantee, and we have not timed the disclosure of material nonpublic information for the purposes of affecting the value of executive compensation. Accordingly, no equity awards were granted to our named executive officers within four business days prior to or one business day following the filing of a Form 10-Q, 10-K, or 8-K that disclosed material nonpublic information during 2024.
2025 Compensation Actions
2025 Base Salaries

On January 27, 2025, the Compensation Committee approved a 3% increase in annual base salary for each of our named executive officers in line with the standard increase for the Company’s non-executive employees for fiscal year 2025. Base salaries for the Company’s named executive officers for fiscal years 2024 and 2025 are set forth below:

Named Executive Officer	2024 Base Salary	2025 Base Salary	Percentage Change in Base Salary
David A. Helfand	$988,000	$1,017,640	3%
William H. (Bill) Griffiths	$624,000	$642,720	3%
David S. Weinberg	$702,975	$724,064	3%
Orrin S. Shifrin	$618,618	$637,177	3%
2025 STIP Performance Goals
On January 27, 2025, the Compensation Committee determined that, in light of the Plan of Sale and the wind-down of the Company resulting in the sale in 2024 of three of the Company’s four remaining properties, the STIP for fiscal year 2025 will be determined in the discretion of the Compensation Committee based on the achievement of pre-determined subjective corporate and individual performance goals. The threshold, target and maximum annual bonus amounts under the STIP for fiscal year 2025, as a percentage of their respective annual base salaries, remain the same as the corresponding amounts for fiscal year 2024 for Messrs. Helfand, Griffiths, Weinberg and Shifrin, with such amounts set as follows: 75%, 150% and 225%, respectively, for Mr. Helfand; and 50%, 100% and 150%, respectively, for each of Messrs. Griffiths, Weinberg and Shifrin.
2024 LTIC Program Awards
Since the current Board and management team took over in 2014, the Company has adopted an annual LTIC Program that has remained relatively unchanged through the LTIC awards granted on January 29, 2024. In December 2024, as part of the Plan of Sale and to facilitate an efficient wind-down of the Company, the Company terminated its various S-8 Registration Statements, which were used to register the Company’s common shares reserved for issuance as equity awards pursuant to the 2015 Omnibus Plan. As a result, the Company will not be able to issue new equity awards under the 2015 Omnibus Plan. Consequently, on January 27, 2025, in lieu of equity awards, the Compensation Committee approved the grant of cash-based awards under the LTIC Program (“LTIC Cash Awards”) to our employees who are eligible to receive long-term incentive compensation as part of their annual compensation package, including our named executive officers, for service in fiscal year 2024, subject to same vesting requirements as the LTIC Shares.

The 2024 LTIC Program awards that were granted by the Compensation Committee to each named executive officer in January 2025, under the 2015 Omnibus Plan are set forth below:

Named Executive Officer	LTIC Cash Awards
David A. Helfand	$3,681,080
William H. (Bill) Griffiths	$832,000
David S. Weinberg	$1,818,239
Orrin S. Shifrin	$1,109,306
The LTIC Cash Awards granted in January 2025 have the same vesting terms and conditions as the LTIC Shares granted in January 2024, as described above in the section entitled “Compensation Discussion and Analysis – Elements of Compensation – Long-Term Incentive Compensation.” The treatment of the LTIC Cash Awards granted in January 2025 upon a termination of the executive’s employment or a change in control of the Company is the same as the treatment of the LTIC Shares granted in January 2024 in such circumstances, as described below in the section entitled “Potential Payments Upon Termination or Change in Control.”

Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Respectfully submitted,

THE COMPENSATION COMMITTEE

Gerald A. Spector, Chair
Peter Linneman
James A. Star

Executive Compensation
Summary Compensation Table
The following Summary Compensation Table includes the 2024, 2023 and 2022 compensation data for our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
David A. Helfand Chair of the Board, President and Chief Executive Officer	2024	988,000	2,156,969[1]	4,485,138[2]	—	8,000[6]	7,638,107
	2023	950,000	—	4,762,807[3]	2,074,009[5]	8,000[6]	7,794,816
	2022	824,000	—	3,935,936[4]	1,617,986[5]	8,000[6]	6,385,922
William H. (Bill) Griffiths Executive Vice President, Chief Financial Officer and Treasurer	2024	624,000	908,198[1]	1,013,730[2]	—	8,000[6]	2,553,928
	2023	600,000	—	1,086,560[3]	873,267[5]	8,000[6]	2,567,827
	2022	500,000	—	513,543[4]	654,525[5]	8,000[6]	1,676,068
David S. Weinberg Executive Vice President and Chief Operating Officer	2024	702,975	1,023,142[1]	2,215,396[2]	—	8,000[6]	3,949,513
	2023	675,938	—	2,139,875[3]	983,790[5]	8,000[6]	3,807,603
	2022	643,750	—	2,085,466[4]	842,701[5]	8,000[6]	3,579,917
Orrin S. Shifrin Executive Vice President, General Counsel and Secretary	2024	618,618	900,364[1]	1,351,615[2]	—	8,000[6]	2,878,597
	2023	594,825	—	1,305,525[3]	865,735[5]	8,000[6]	2,774,085
	2022	566,500	—	1,272,344[4]	741,577[5]	8,000[6]	2,588,421
1    Represents the amount of the annual cash bonus earned by the executive under the STIP for fiscal year 2024. See the section above entitled “Compensation Discussion and Analysis – Elements of Compensation – Annual Cash Incentive Compensation” for additional information about the STIP for 2024.
2    Represents the aggregate grant date fair value of the LTIC Shares and LTIC RSUs granted to the named executive officer on January 29, 2024, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”), excluding the effect of estimated forfeitures for purposes of computing the value of the LTIC RSUs, and based on the assumptions described in Note 11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The grant date fair value of the LTIC Shares ($1,168,028 for Mr. Helfand, $263,993 for Mr. Griffiths, $576,947 for Mr. Weinberg, and $351,984 for Mr. Shifrin) is equal to the closing price per common share on the date of grant, $19.36, multiplied by the number of shares granted (60,332 for Mr. Helfand, 13,636 for Mr. Griffiths, 29,801 for Mr. Weinberg, and 18,181 for Mr. Shifrin). The grant date fair value of the LTIC RSUs ($3,317,110 for Mr. Helfand, $749,737 for Mr. Griffiths, $1,638,448 for Mr. Weinberg, and $999,631 for Mr. Shifrin) is based on a Monte Carlo simulation model, representing the number of LTIC RSUs that would be earned by the executive if the target level of performance is achieved (122,493 for Mr. Helfand, 27,686 for Mr. Griffiths, 60,504 for Mr. Weinberg, and 36,914 for Mr. Shifrin), as such level of achievement represents the probable outcome as of the grant date. The number of LTIC RSUs that would be earned by the executive if the maximum level of performance is achieved is 305,314 for Mr. Helfand, 69,007 for Mr. Griffiths, 150,806 for Mr. Weinberg, and 92,008 for Mr. Shifrin.
3    Represents the aggregate grant date fair value of the LTIC Shares and LTIC RSUs granted to the named executive officer on January 26, 2023, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”), excluding the effect of estimated forfeitures for purposes of computing the value of the LTIC RSUs, and based on the assumptions described in Note 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The grant date fair value of the LTIC Shares ($1,222,980 for Mr. Helfand, $278,995 for Mr. Griffiths, $549,463 for Mr. Weinberg, and $335,235 for Mr. Shifrin) is equal to the closing price per common share on the date of grant, $25.61, multiplied by the number of shares granted (47,754 for Mr. Helfand, 10,894 for Mr. Griffiths, 21,455 for Mr. Weinberg, and 13,090 for Mr. Shifrin). The grant date fair value of the LTIC RSUs ($3,539,827 for Mr. Helfand, $807,565 for Mr. Griffiths, $1,590,412 for Mr. Weinberg, and $970,290 for Mr. Shifrin) is based on a Monte Carlo simulation model, representing the number of LTIC RSUs that would be earned by the executive if the target level of performance is achieved (96,955 for Mr. Helfand, 22,119 for Mr. Griffiths, 43,561 for Mr. Weinberg, and 26,576 for Mr. Shifrin), as such level of achievement represents the probable outcome as of the grant date. The number of LTIC RSUs that would be earned by the executive if the maximum level of performance is achieved is 241,660 for Mr. Helfand, 55,132 for Mr. Griffiths, 108,576 for Mr. Weinberg, and 66,241 for Mr. Shifrin.
4    Represents the aggregate grant date fair value of the LTIC Shares and LTIC RSUs granted to the named executive officer on January 26, 2022, computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures for purposes of computing the value of the LTIC RSUs, and based on the assumptions described in Note 9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The grant date fair value of the LTIC Shares ($1,037,009 for Mr. Helfand, $135,303 for Mr. Griffiths, $549,474 for Mr. Weinberg, and $335,223 for Mr. Shifrin) is equal to the closing price per common share on the date of grant, $25.50, multiplied by the number of shares granted (40,667 for Mr. Helfand, 5,306 for Mr. Griffiths, 21,548 for Mr. Weinberg, and 13,146 for Mr. Shifrin). The grant date fair value of the LTIC RSUs ($2,898,927 for Mr. Helfand, $378,240 for Mr. Griffiths, $1,535,992 for Mr. Weinberg, and $937,121 for Mr. Shifrin) is based on a Monte Carlo simulation model, representing the number of LTIC RSUs that would be earned by the executive if the target level of performance is achieved (82,567 for Mr. Helfand, 10,773 for Mr. Griffiths, 43,748 for Mr. Weinberg, and 26,691 for Mr. Shifrin), as such level of achievement represents the probable outcome as of the grant date. The number of LTIC RSUs that would be earned by the executive if the maximum level of performance is achieved is 205,798 for Mr. Helfand, 26,852 for Mr. Griffiths, 109,042 for Mr. Weinberg, and 66,527 for Mr. Shifrin.
5    Represents the amount of the annual cash bonus earned by the executive under the STIP for fiscal years 2024 and 2023, as applicable.
6    For each executive, represents employer matching contributions to the Company’s 401(k) plan.

Grants of Plan-Based Awards
The following table sets forth information with respect to grants of plan-based awards to the named executive officers during the fiscal year ended December 31, 2024.

		Estimated Future Payouts Under Equity Incentive Plan Awards[1]
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards ($)
David A. Helfand	1/29/24	31,076	122,493	305,314		3,317,110[3]
	1/29/24				60,332[2]	1,168,028[4]
William H. (Bill) Griffiths	1/29/24	7,024	27,686	69,007		749,737[3]
	1/29/24				13,636[2]	263,993[4]
David S. Weinberg	1/29/24	15,350	60,504	150,806		1,638,448[3]
	1/29/24				29,801[2]	576,947[4]
Orrin S. Shifrin	1/29/24	9,365	36,914	92,008		999,631[3]
	1/29/24				18,181[2]	351,984[4]
1    The amount in the “Target” column represents the number of LTIC RSUs granted to Messrs. Helfand, Griffiths, Weinberg and Shifrin on January 29, 2024, and is the target number of LTIC RSUs that the executive may earn under the award. The LTIC RSUs are market-based grants that will be earned based upon the Company’s TSR relative to the TSRs of the companies that comprise the Nareit Office Index over a three-year performance period, with any earned LTIC RSUs vesting 50% following the performance period and 50% on the Measurement Date in February of the calendar year during which the fourth anniversary of the date of grant occurs. The executive will earn between 0% and 249.25% of the number of the LTIC RSUs granted to him depending on the achievement of the performance criteria over the performance period. The executive will earn the target number of LTIC RSUs if the Company’s relative TSR performance over the three-year performance period is in the 50th percentile. The amount in the “Maximum” column represents the number of LTIC RSUs that the executive will earn if the Company’s relative TSR performance over the three-year performance period is in the 90th percentile, which is the maximum number of LTIC RSUs that the executive may earn under the award. The amount in the “Threshold” column represents the number of LTIC RSUs that the executive will earn if the Company’s relative TSR performance over the three-year performance period is in the 25th percentile, which is the minimum level of performance that will still result in a portion of the LTIC RSUs being earned by the executive (none of the LTIC RSUs will be earned if performance is below the 25th percentile).
2    Reflects the number of LTIC Shares granted to Messrs. Helfand, Griffiths, Weinberg and Shifrin on January 29, 2024. The LTIC Shares vest 25% on the Measurement Date in February of the calendar year in which the second anniversary of the grant date occurs, 25% on the Measurement Date in February of the calendar year in which the third anniversary of the grant date occurs, and 50% on the Measurement Date in February of the calendar year in which the fourth anniversary of the grant date occurs.
3    Represents the aggregate grant date fair value of the LTIC RSUs granted during 2024, computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures, and based on the assumptions described in Note 11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
4    Represents the aggregate grant date fair value of the LTIC Shares granted during 2024, computed in accordance with FASB ASC Topic 718, and based on the assumptions described in Note 11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
EQC may provide long-term incentive compensation to employees, trustees, officers, consultants and advisors of the Company and its subsidiaries pursuant to the 2015 Omnibus Plan. The purpose of the 2015 Omnibus Plan was to provide eligible persons with an incentive to contribute to the success of the Company and to operate and manage the Company’s business in a manner that will provide for the Company’s long-term growth and profitability to benefit its shareholders and other important stakeholders, including its employees and customers, and provide a means of obtaining, rewarding and retaining key personnel. The 2015 Omnibus Plan is administered by the Compensation Committee, which has the authority to select persons to whom awards will be granted and to determine the terms and conditions of such awards. The following types of awards may be granted under the 2015 Omnibus Plan, subject to the limitations set forth in the 2015 Omnibus Plan: stock options; stock appreciation rights; restricted stock; stock units; unrestricted stock; dividend equivalent rights; performance shares and other performance-based awards; limited partnership interests in the partnership entity through which the Company conducts its business; other equity-based awards; and cash awards. While historically awards granted under the 2015 Omnibus Plan were equity awards, following the Company’s December 2024 termination of its S-8 Registration Statements as part of the Plan of Sale and wind-down of the Company, awards will be cash based.
The key terms of the LTIC Shares and LTIC RSUs granted to the named executive officers on January 29, 2024, which were granted under the 2015 Omnibus Plan, are described above in the section entitled “Compensation Discussion and Analysis – Elements of Compensation – Long-Term Equity Compensation.”

Outstanding Equity Awards at 2024 Fiscal Year-End
The following table sets forth information with respect to each of the named executive officer’s outstanding equity awards at December 31, 2024.

Name	Date of Grant	Number of Shares or Units of Stock That Have Not Vested (#)[1]	Market Value of Shares or Units of Stock That Have Not Vested ($)[2]	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other rights That Have Not Vested (#)[3]	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)[4]
David A. Helfand	1/29/24	60,332	106,788	305,314	540,406
	1/26/23	47,754	84,525	96,955	171,610
	1/26/22	30,500	53,985	205,798	364,263
	1/25/21	76,467	135,347	—	—
William H. (Bill) Griffiths	1/29/24	13,636	24,136	69,007	122,142
	1/26/23	10,894	19,282	22,119	39,151
	1/26/22	3,979	7,043	26,852	47,528
	1/25/21	5,232	9,261	—	—
David S. Weinberg	1/29/24	29,801	52,748	150,806	266,927
	1/26/23	21,455	37,975	43,561	77,103
	1/26/22	16,161	28,605	109,042	193,004
	1/25/21	40,516	71,713	—	—
Orrin S. Shifrin	1/29/24	18,181	32,180	92,008	162,854
	1/26/23	13,090	23,169	26,576	47,040
	1/26/22	9,859	17,450	66,527	117,753
	1/25/21	24,719	43,753	—	—
1    Reflects the number of LTIC Shares granted to the executive on January 29, 2024, January 26, 2023, January 26, 2022, and January 25, 2021, respectively, as well as the number of LTIC RSUs granted to the executive on January 25, 2021, which became earned on February 6, 2024 and remain subject to time-based vesting conditions. The LTIC Shares granted in 2021, 2022, 2023 and 2024 vest 25% on the Measurement Date in February of the calendar year in which the second anniversary of the grant date occurs, 25% on the Measurement Date in February of the calendar year in which the third anniversary of the grant date occurs, and 50% on the Measurement Date in February of the calendar year in which the fourth anniversary of the grant date occurs. The LTIC RSUs granted in 2021 that remained outstanding as of December 31, 2024 vested on February 4, 2025.
2    Amounts reported are based on the closing market price of our common shares as of December 31, 2024 ($1.77), which was the last trading day of 2024.
3    Reflects the number of LTIC RSUs that the executive would earn in respect of the units granted to the executive on January 29, 2024, January 26, 2023, and January 26, 2022, as applicable, based on achieving the maximum level of performance for the LTIC RSUs granted in 2024 and 2022 and target level of performance for the LTIC RSUs granted in 2023. The number of LTIC RSUs earned by the executive depends on the actual performance level achieved by the Company for the applicable three-year performance period.
4    Amounts reported are based on the closing market price of our common shares as of December 31, 2024 ($1.77), which was the last trading day of 2024. Payout of the LTIC RSUs will also include dividend payments that have accrued during the applicable three-year performance period for each LTIC RSU determined to be earned.

Option Exercises and Stock Vested
The following table sets forth information with respect to the stock vested for each of the named executive officers during the fiscal year ended December 31, 2024. We do not have any outstanding stock options.

Name	Stock Awards[1]
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting[2] ($)
David A. Helfand	150,574	2,842,837
William H. (Bill) Griffiths	11,554	218,140
David S. Weinberg	79,783	1,506,303
Orrin S. Shifrin	48,677	919,022
1    Reflects LTIC Shares that vested on February 6, 2024 (34,687 for Mr. Helfand; 3,135 for Mr. Griffiths; 18,379 for Mr. Weinberg; and 11,214 for Mr. Shifrin), as well as LTIC RSUs that vested on February 6, 2024 (115,887 for Mr. Helfand; 8,419 for Mr. Griffiths; 61,404 for Mr. Weinberg; and 37,463 for Mr. Shifrin).
2    The value realized upon vesting equals the closing market price of our common shares on the date of vesting ($18.88 on February 6, 2024) multiplied by the number of shares/LTIPs vested.
Potential Payments Upon Termination or Change in Control
The LTIC Program awards granted to the named executive officers, the key terms of which are described above in the section entitled “Compensation Discussion and Analysis – Elements of Compensation – Long-Term Equity Compensation,” provide for the accelerated vesting of the awards in the event of certain terminations of employment from or a change in control of the Company, as described below. Our Board determined that a Change in Control occurred on February 25, 2025 as a result of the sale of 1225 Seventeenth Street Plaza, which it determined constituted a sale of substantially all of our assets. As described in the section below entitled “Change in Control Agreements” the named executive officers are each party to a CIC Agreement. Additionally, in June 2023, in recognition of the fact that the Company’s STIP bonus payments are paid and LTIC Program grants are made in arrears for each employee’s service and performance during the year preceding the year of payment or grant, the Board and the Compensation Committee each approved that employees of the Company, including the named executive officers, will be entitled to certain prorated bonus payments in the event of a Qualified Termination, as described below. For purposes of the severance benefits described below, a “Qualified Termination” means the named executive officer’s employment is terminated (i) by the Company or an affiliate without Cause (as such term is defined in the 2015 Omnibus Plan); (ii) by the named executive officer for “good reason” (as such term is defined in the applicable equity award agreement); (iii) due to the named executive officer’s “retirement” (as such term is defined in the applicable equity award agreement); or (iv) due to the named executive officer’s death or “disability” (as such term is defined in the 2015 Omnibus Plan).
LTIC Program Awards – LTIC Shares, Time-Based LTIP Units and LTIC Cash Awards
As described above in the section entitled “Compensation Discussion and Analysis – Elements of Compensation – Severance and Change in Control Benefits,” in the event of a named executive officer’s Qualified Termination, the executive’s unvested LTIC Shares, Time-Based LTIP Units and LTIC Cash Awards, as applicable, will become fully vested as of the date of termination. If the executive’s Qualified Termination occurs within twelve months after a “Change in Control” (as such term is defined in the equity awards agreements), in which the LTIC Shares, Time-Based LTIP Units and LTIC Cash Awards are assumed by the acquirer or surviving entity in the Change in Control transaction, then the executive’s unvested LTIC Shares, Time-Based LTIP Units and LTIC Cash Awards, as applicable, will become fully vested on the date of termination.
If a Change in Control occurs prior to the fourth anniversary of the grant date and while the executive is an employee of the Company, and the LTIC Shares, Time-Based LTIP Units and LTIC Cash Awards are not assumed by the acquirer or surviving entity in the Change in Control transaction, then the executive’s unvested LTIC Shares, Time-Based LTIP Units and LTIC Cash Awards, as applicable, will become fully vested as of the date of the Change in Control.
Each Time-Based LTIP Unit and earned Performance-Based LTIP Unit will convert automatically into an OP Unit on a one-for-one basis when the LTIP Unit becomes vested and upon a Book-Up Event. Holders of OP Units (other than the Company) generally have the right, commencing six months from the date of issuance of such OP Units, to cause the Operating Trust to redeem their OP Units in exchange for cash or, at the option of the Company, our common shares on a one for one basis.
LTIC Program Awards – LTIC RSUs and Performance-Based LTIP Units
If, during the performance period, the named executive officer’s employment with the Company is terminated as a result of a Qualified Termination that is not in connection with a Change in Control, then the number of LTIC RSUs and Performance-Based LTIP Units, as applicable, will remain eligible to become earned based on the actual level of achievement of the applicable performance criteria, as determined by the Compensation Committee at the end of the applicable performance period. The earned portion of such awards, if any, will be considered vested as of the date the Compensation Committee determines the achievement of the applicable performance criteria.
If the executive’s Qualified Termination occurs during the performance period and within twelve months after a Change in Control in which the LTIC RSUs and Performance-Based LTIP Units were assumed by the acquirer or surviving entity in the Change in Control transaction, then any LTIC RSUs and Performance-Based LTIP Units that become earned after the end of the performance period will become fully vested as of the date the Compensation Committee determines the achievement of the performance criteria. Also, in this case, with respect to any earned LTIC RSUs and Performance-Based LTIP Units, as applicable, held by the named executive officer for which the performance period is complete but for which the additional vesting period is incomplete prior to the executive’s Qualified Termination, such earned LTIC RSUs and Performance-Based LTIP Units, as applicable, will become fully vested as of the date of the executive’s Qualified Termination.
If, during the performance period, a Change in Control occurs while the named executive officer is an employee of the Company and the LTIC RSUs and Performance-Based LTIP Units are not assumed by the acquirer or the surviving entity in the Change in Control transaction, then the executive’s LTIC RSUs and Performance-Based LTIP Units, as applicable, will be deemed earned based on the actual level of achievement of the performance criteria measured as of the date of the Change in Control, as determined by the Compensation Committee based on the 40-day trailing average price per common share. Any such earned LTIC RSUs and Performance-Based LTIP Units will be fully vested. In this case, with respect to any earned LTIC RSUs and Performance-Based LTIP Units, as applicable, held by the executive for which the performance period is complete but for which the additional vesting period is incomplete at the time of the Change in Control, such earned LTIC RSUs and Performance-Based LTIP Units, as applicable, will become fully vested as of the date of the Change in Control.
Change in Control Agreements
The Company adopted the CIC Agreements with the Company’s named executive officers because it believed that they would serve as an effective retentive measure to provide the named executive officers with certain assurances regarding the benefits that will be payable if a Change in Control (as defined in the 2015 Omnibus Plan) occurs and their employment is terminated upon certain termination scenarios, as described below.
Under the CIC Agreements, upon a termination of the employment of a named executive officer by the Company without Cause (excluding by reason of the executive’s death or disability) or by the named executive officer for Good Reason (as such defined terms are set forth below, and consistent with the definitions of such terms in the 2015 Omnibus Plan and the equity award agreements issued under such plan) (each a “CIC Termination”) that occurs (i) within the six-month period prior to or two-year period following a Change in Control; or (ii) at any time, if in connection with or in anticipation of a Change in Control, the applicable named executive officer will be entitled to, subject to his execution and delivery of an irrevocable release of claims against the Company: (i) a lump sum payment equal to three times the sum of (x) the named executive officer’s annual base salary (at the rate in effect as of the date of termination, or, if greater, as of the date of the Change in Control (as applicable)), and (y) the two-year average of the most recently earned STIP awards; (ii) a lump sum payment equal to the most recently earned STIP award multiplied by a fraction, the numerator of which is the number of days the named executive officer is employed by the Company during the year in which termination occurs and the denominator of which is 365; and (iii) a lump sum payment equal to the amount that would have been payable by the Company for the cost of continued family coverage under the Company’s medical plan for a specified period following the date of termination (36 months for Mr. Helfand and 24 months for the other applicable named executive officers). The applicable named executive officer will also be entitled to receive any accrued benefits (which will not be subject to a release), including, without limitation, any unpaid STIP award for the year prior to the year in which termination occurs, in the amount approved or to be approved by the Compensation Committee, payable in a lump sum at the time the Company pays STIP bonuses to active employees.
In addition, the CIC Agreements provide that, in the event the applicable named executive officer experiences a CIC Termination in connection with or in anticipation of, or within the two-year period following, a Change in Control in which the then-outstanding equity awards are assumed, the awards will be treated as follows: (i) any awards subject to solely time vesting (“Time-Based Awards”) will become fully vested as of the date of termination; and (ii) any awards subject to performance vesting (“Performance-Based Awards”) will remain outstanding and eligible to become earned at the end of the applicable performance period based on achievement of the applicable performance criteria, as determined by the Compensation Committee, with any such earned awards becoming fully vested as of the date of such determination and settled in accordance with the terms of the applicable award agreements. The CIC Agreements also provide that, in the event that an applicable named executive officer experiences a CIC Termination within the six-month period prior to a Change in Control in which the awards are assumed: (i) the unvested portion of any Time-Based Awards that would otherwise be forfeited by the named executive officer upon his termination of employment will remain outstanding and become fully vested as of the date of the Change in Control; and (ii) any Performance-Based Awards will become fully vested, to the extent earned based on achievement of the applicable performance criteria, upon the later of the date of the Change in Control and the date of the Compensation Committee’s determination of achievement of the applicable performance criteria.
Pursuant to the CIC Agreements, a “best-net” cutback provision will be applied if any payment made to the applicable named executive officer in connection with a Change in Control, including but not limited to any payment under the CIC Agreement, would result in an excise tax imposed by Section 4999 of the Internal Revenue Code, meaning that the named executive officer will either: (i) receive all the payments and benefits to which he is entitled, subject to the excise tax; or (ii) have such payments and benefits reduced by the minimum amount necessary so that the excise tax would not apply, if such reduction would result in a greater net after-tax benefit to the named executive officer. In addition, the CIC Agreements provide that the named executive officer is subject to a perpetual confidentiality covenant.
For purposes of the CIC Agreements, “Cause” means: (i) the named executive officer’s conviction of, or plea of guilty or no contest to, a felony or a crime involving moral turpitude or the commission of any other act by him involving willful malfeasance or material fiduciary breach with respect to the Company or an affiliate of the Company; (ii) the named executive officer’s gross negligence or willful misconduct in connection with the performance of his duties to the Company; (iii) a material breach by the named executive officer of any term of any employment, consulting or other services, confidentiality, intellectual property or non-competition agreements, if any, between him and the Company or an affiliate of the Company; or (iv) a material violation by the named executive officer of state or federal securities laws.
For purposes of the CIC Agreements, “Good Reason” means the occurrence of one or more of the following without the named executive officer’s express written consent, which circumstances are not remedied by the Company within 30 days of its receipt of a written notice from the named executive officer describing the applicable circumstances giving rise to Good Reason (which notice must be provided by the named executive officer within 90 days of the named executive officer’s knowledge of the applicable circumstances); provided, however, that in order for the named executive officer to terminate his employment for Good Reason, the named executive officer must terminate employment within 60 days following the end of the Company’s cure period if the circumstances giving rise to Good Reason have not been cured: (i) any material, adverse change in the named executive officer’s duties, responsibilities, authority, title, status or reporting structure; (ii) a material reduction in the named executive officer’s base salary or bonus opportunity; or (iii) a geographical relocation of the named executive officer’s principal office location by more than 50 miles.
Prorated Bonus Payments
In the event of a named executive officer’s Qualified Termination, the executive is entitled to a cash payout of certain bonuses in recognition of any partial year of service during the year in which the termination occurs. The prorated bonus payment equals (i) the sum of the executive’s STIP bonus actually paid for last completed calendar year prior to the year in which the Qualified Termination occurred, and the executive’s LTIC Program target for the calendar year in which the Qualified Termination occurred, multiplied by (ii) a fraction, the numerator of which is the number of days in the year of the Qualified Termination through the executive’s employment termination date and the denominator of which is 365. This prorated bonus payment is made in recognition of the fact that our STIP bonus payments are paid and LTIC Program grants are made in arrears for each employee’s service and performance during the year preceding the year of payment or grant. The right to receive the prorated bonus payment is subject to the impacted named executive officer’s execution and non-revocation of a release of claims in a form acceptable to the Company. The prorated bonus payment will not result in the duplication of the prorated STIP bonus payment due under the named executive officers’ CIC Agreements.
Quantification of Payments
The following table sets forth quantitative information with respect to potential payments to each of the named executive officers or their beneficiaries upon a termination of employment from and/or a change in control of the Company in various circumstances as described above, assuming a termination of employment from and/or a change in control of the Company occurred, in each case, on December 31, 2024, which was the last business day of fiscal year 2024. The amounts reported are based on the closing market price per common share as of December 31, 2024 ($1.77). The amounts included in the table below do not include amounts otherwise due and owing to each applicable named executive officer, such as salary, the prior year’s annual bonus, or payments or benefits generally available to all salaried employees of the Company.

Name	Termination not in connection with a Change in Control[1]	Termination in connection with a Change in Control (Awards Assumed)[2]	Change in Control without Termination (Awards not Assumed)[3]	Change in Control without Termination (Awards Assumed)[4]
David A. Helfand
Cash Severance[5]	5,838,049	15,246,580	—	—
LTIC Shares – Value of Accelerated Vesting	277,782	277,782	277,782	—
LTIC RSUs – Value of Accelerated Vesting[6]	637,428	637,428	929,628	—
Total	6,753,259	16,161,790	1,207,410	—
William H. (Bill) Griffiths
Cash Severance[5]	1,740,198	6,349,772	—	—
LTIC Shares – Value of Accelerated Vesting	52,682	52,682	52,682	—
LTIC RSUs – Value of Accelerated Vesting[6]	114,262	114,262	165,235	—
Total	1,907,142	6,516,716	217,917	—
David S. Weinberg
Cash Severance[5]	2,841,381	8,026,080	—	—
LTIC Shares – Value of Accelerated Vesting	136,540	136,540	136,540	—
LTIC RSUs – Value of Accelerated Vesting[6]	316,131	316,131	466,124	—
Total	3,294,052	8,478,751	602,664	—
Orrin S. Shifrin
Cash Severance[5]	2,009,670	6,580,049	—	—
LTIC Shares – Value of Accelerated Vesting	83,302	83,302	83,302	—
LTIC RSUs – Value of Accelerated Vesting[6]	192,872	192,872	284,384	—
Total	2,285,844	6,856,223	367,686	—
1    With respect to the amounts in the column entitled “Termination not in connection with a Change in Control,” we assumed that no Change in Control transaction occurred and a Qualified Termination occurred.
2    With respect to the amounts in the column entitled “Termination in connection with a Change in Control (Awards Assumed),” we assumed that the LTIC Shares and LTIC RSUs were assumed by the acquirer or surviving entity in the Change in Control transaction and a CIC Termination occurred within six months prior or two years following, or in connection with or anticipation of, a Change in Control.
3    With respect to the amounts in the column entitled “Change in Control without Termination (Awards not Assumed),” we assumed that the LTIC Shares and LTIC RSUs were not assumed by the acquirer or surviving entity in the Change in Control transaction.
4    With respect to the amounts in the column entitled “Change in Control without Termination (Awards Assumed),” we assumed that the LTIC Shares and LTIC RSUs were assumed by the acquirer or surviving entity in the Change in Control transaction.
5    In the event of a Qualified Termination not in connection with a Change in Control, the named executive officers would be entitled to the prorated bonus payments described in the section entitled “Executive Compensation – Potential Payments Upon Termination or Change in Control– Prorated Bonus Payments” above (calculated for this purpose based on the full bonus payable for 2024). In the event of a CIC Termination that occurs (i) within the six-month period prior to or two-year period following a Change in Control or (ii) at any time, if in connection with or in anticipation of a Change in Control, the named executive officers are entitled to cash severance equal to three times the executive’s current annual salary, three times the average STIP bonus for 2024 and 2023, a pro-rata portion of the STIP bonus and LTIC Program target for calendar year 2024 (calculated for this purpose based on the full bonus payable for 2024) and two years of continuation of healthcare benefits, except Mr. Helfand who receives three years of healthcare continuation.
6    For purposes of the “Termination not in connection with a Change in Control” and “Termination in connection with a Change in Control (Awards Assumed)” columns in the table above we assumed: (i) 100% of the earned LTIC RSUs, granted to the executives on January 25, 2021 that were measured on February 6, 2024 fully vested, and (ii) 100% of the LTIC RSUs granted to the executives on January 26, 2022, January 26, 2023 and January 29, 2024, respectively, will be earned at the end of the three-year performance period, which is the number of LTIC RSUs that the executives will earn if the target level of performance is achieved. For unearned LTIC RSUs the actual number of such awards that would be earned will be determined at the end of the performance period based on the achievement of the performance criteria. In the circumstance in which there is a Change in Control but no termination, and the LTIC RSUs are not assumed by the acquirer or surviving entity in the Change in Control transaction, the LTIC RSUs will be deemed earned based on the actual level of achievement of the performance criteria measured as of the date of the Change in Control and any earned LTIC RSUs will become fully vested. Accordingly, for purposes of the “Change in Control without Termination (Awards not Assumed)” column, assuming a Change in Control occurred on December 31, 2024 and based on performance measured as of such date, the LTIC RSUs granted in 2023 would be deemed earned at the target level of performance, the LTIC RSUs granted in 2022 and 2024 would be deemed earned between the target and maximum levels of performance and the unvested LTIC RSUs granted in 2021 would be earned at their measured level of performance, and all such earned LTIC RSUs would become fully vested.

Pay Ratio Disclosure
Pursuant to Item 402(u) of Regulation S-K and Section 953(b) of the Dodd-Frank Act, presented below is the ratio of the annual total compensation of our Chief Executive Officer to the annual total compensation of our median employee (excluding our Chief Executive Officer). The ratio presented below is a reasonable estimate calculated in a manner consistent with Item 402(u).
In identifying our median employee, we calculated the annual total cash compensation earned by each of our employees for the year ended December 31, 2024, excluding our Chief Executive Officer. Total cash compensation for these purposes included base salary and bonus, and was calculated using internal payroll records. We selected the median employee based on the 22 employees who were employed by us as of November 1, 2024, excluding our Chief Executive Officer, as determined under Item 402 of Regulation S-K (“Item 402 Compensation”).
The 2024 Item 402 Compensation for our Chief Executive Officer was $7,638,107. The 2024 Item 402 Compensation for our median employee was $440,037. The ratio of our Chief Executive Officer’s Item 402 Compensation to our median employee’s Item 402 Compensation for fiscal year 2024 is 17 to 1.
The SEC rules for identifying the median employee allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to our pay ratio reported above, as other companies may have different employment and compensation practices and may use different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.
Trustee Compensation
Overview of the Trustee Compensation Program
The terms of the compensation program for trustees of the Company excluding Mr. Helfand (collectively, the “Independent Trustees”) are as follows:

Annual Retainer
Cash	$70,000
Equity (restricted shares or Time-Based LTIP Units)	$120,000
Total	$190,000

Additional Annual Compensation
Lead Independent Trustee	$45,000
Audit Committee Chair	$25,000
Compensation Committee Chair	$16,250
Nominating and Corporate Governance Committee Chair	$15,000
Audit Committee Member	$12,500
Compensation Committee Member	$7,500
Nominating and Corporate Governance Committee Member	$7,500
We will also reimburse trustees for travel and other expenses incurred in connection with their activities on our behalf.
Members of our Board who are also our employees do not receive any additional compensation for their services on the Board. Therefore, Mr. Helfand did not receive any additional compensation for his service as Chair of the Board beyond his compensation as an executive officer, described earlier in this Annual Report on Form 10-K under the heading “Executive Compensation.”
Equity Awards Granted to Independent Trustees
On June 18, 2024, the Compensation Committee approved the grant of 6,218 restricted common shares to each of Ms. Chube, Mr. Linneman, Ms. Robertson, Mr. Spector and Mr. Star, and 6,218 Time-Based LTIP Units to Mr. Edelman, in each case, in satisfaction of his or her annual equity retainer for service through June 18, 2025. Each of these grants will vest on the first anniversary of the grant date of the award, subject to the trustee’s continued service as a trustee throughout such period. All such restricted shares and Time-Based LTIP Units will fully vest upon a “Change in Control” (as such term is defined in the equity award agreements) or the death of the trustee.

All of the equity grants to the trustees described above were made under the 2015 Omnibus Incentive Plan (the “2015 Omnibus Plan”).
Stock Ownership Guidelines
We believe that equity ownership by our trustees helps align their interests with our shareholders’ interests. To that end, we have adopted formal stock ownership guidelines applicable to all of our non-employee trustees with the following key terms:
•    Required to own our securities equal in value to at least four times his or her annual base cash retainer, based on average fiscal year common share price;
•    Five years to comply with the ownership requirement and required to hold shares at this level while serving in his or her position; and
•    Mandatory holding period that requires non-employee trustees to retain all net securities (after payment of applicable taxes) earned from any equity award until the applicable stock ownership requirement is achieved.
All of our non-employee trustees are in compliance with our stock ownership guidelines as of the date of this Annual Report on Form 10-K.
Trustee Compensation Table for Fiscal Year 2024
The table below sets forth information regarding trustee compensation for fiscal year 2024.

Name	Fees Earned or Paid in Cash ($)	Equity Awards ($)	All Other Compensation ($)	Total ($)
Ellen-Blair Chube	90,000	120,007[1]	—	210,007
Martin Edelman	77,500	120,007[1]	—	197,507
Peter Linneman	135,000	120,007[1]	—	255,007
Mary Jane Robertson	95,000	120,007[1]	—	215,007
Gerald Spector	86,250	120,007[1]	—	206,257
James Star	92,500	120,007[1]	—	212,507
1    Represents the aggregate grant date fair value of the 6,218 LTIC Shares awarded to each of Ms. Chube, Mr. Linneman, Ms. Robertson, Mr. Spector, and Mr. Star, as well as the 6,218 Time-Based LTIP Units granted to Mr. Edelman, on June 18, 2024, computed in accordance with FASB ASC Topic 718 and based on the assumptions described in Note 11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The grant date fair value of the LTIC Shares and Time-Based LTIP Units is equal to the closing price per common share on the date of grant, $19.30, multiplied by the number of shares or units granted. These LTIC Shares and Time-Based LTIP Units vest on the first anniversary of the grant date of the award. As of December 31, 2024, Ms. Chube, Mr. Linneman, Ms. Robertson, Mr. Spector, and Mr. Star each held 6,218 LTIC Shares in the aggregate, and Mr. Edelman held 6,218 Time-Based LTIP Units in the aggregate.
Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee is or has ever been an officer or employee of the Company, and no member of the Compensation Committee had any relationships requiring disclosure by us under the SEC’s rules requiring disclosure of certain relationships and related party transactions. No executive officer serves as a member of a board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of the Board or Compensation Committee. Accordingly, during 2024 there were no interlocks with other companies within the meaning of the SEC’s proxy rules.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Equity Compensation Plan Information
The following table summarizes information as of December 31, 2024, relating to equity compensation plans of the Company pursuant to which common shares are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)[1]	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders[2]	2,134,182	—	1,406,557
Equity compensation plans not approved by security holders	—	—	—
Total	2,134,182	—	1,406,557
1    Represents outstanding Performance-Based Awards in the form of LTIC RSUs and Performance-Based LTIP Units, a portion of which are subject to additional time-based vesting following their performance measurement. The number of Performance-Based Awards set forth above includes 127,250 Performance-Based Awards for which performance has already been measured but, as of December 31, 2024, remain subject to time-based vesting, and 2,006,932 Performance-Based Awards for which performance has not been measured and have been included for this purpose at the potential maximum payout level.
2    Represents the 2015 Omnibus Plan. The number of common shares authorized under the 2015 Omnibus Plan was 7,400,000 as of December 31, 2024.

Security Ownership of Certain Beneficial Owners and Management
Unless otherwise indicated, the information set forth below is as of February 20, 2025. The following table sets forth information regarding the beneficial ownership of our common shares (excluding any fractional shares that may be beneficially owned by such persons) by: (1) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding common shares based on ownership information as of December 31, 2024; and (2) each of our named executive officers, each of our trustees, and our executive officers and trustees as a group. Unless otherwise indicated, (1) the address of each identified person or entity is: c/o Equity Commonwealth, Two North Riverside Plaza, Suite 2000, Chicago, Illinois 60606, and (2) we believe that each owner named below has sole voting and investment power for all our common shares shown to be beneficially owned by that person or entity. Except as set forth below, as of February 20, 2025, we do not know of any outstanding rights to acquire our shares of the type specified in Rule 13d-3(d)(1) under the Exchange Act with respect to any of the beneficial owners set forth below.

Name of Beneficial Owner	Number of Shares and Units[1]	Percent of All Shares[2]	Percent of All Shares and Units[3]
Beneficial Owners of More Than 5% of Our Common Shares
Indaba Capital Management, L.P.[4]	9,550,000	8.9%	8.9%
Weiss Asset Management LP5	9,479,855	8.8%	8.8%
Alberta Investment Management Corporation[6]	8,665,543	8.1%	8.1%
The Vanguard Group[7]	7,058,558	6.6%	6.6%
BlackRock, Inc.[8]	5,561,917	5.2%	5.2%
Named Executive Officers
David A. Helfand[9]	1,146,323	1.1%	1.1%
William H. (Bill) Griffiths[10]	107,728	*	*
David S. Weinberg[11]	466,096	*	*
Orrin S. Shifrin[12]	204,903	*	*
Trustees
Ellen-Blair Chube	21,822	*	*
Martin L. Edelman[13]	48,695	*	*
Peter Linneman	49,404	*	*
Mary Jane Robertson	48,695	*	*
Gerald A. Spector[14]	148,695	*	*
James A. Star[15]	85,526	*	*
All Named Executive Officers & Trustees as a Group (10 persons)	2,327,887	2.1%	2.2%
*Less than 1% of our common shares.
1     Our Declaration of Trust and bylaws place restrictions on the ability of any person or group to acquire beneficial ownership of more than 9.8% of any class or series of our shares, unless an exception is granted by the Company. Numbers include all common shares, OP Units and Time-Based LTIP Units (regardless of whether a Book-Up Event has occurred).
2     The percentages indicated are based upon the number of common shares held by the officer or trustee divided by 107,421,250 of our common shares outstanding as of February 20, 2025.
3     The percentages indicated are based upon the number of common shares, OP Units and Time-Based LTIP Units held by the officer or trustee (as calculated in footnote 1 above) divided by 107,421,250, which represents the number of our common shares outstanding as of February 20, 2025, plus all OP Units and Time-Based LTIP Units that such person owns, assuming such OP Units and Time-Based LTIP Units are deemed to have been redeemed for common shares, but such common shares are not deemed to be outstanding for the purpose of computing the ownership percentage of any other person.
4     This information is as of December 31, 2024, and is based solely on a Schedule 13G filed as a group with the SEC on February 14, 2025, by (i) Indaba Capital Management, L.P. (“Indaba Investment Manager”), (ii) IC GP, LLC, the Indaba Investment Manager’s sole general partner (“IC GP”), and (iii) Derek C. Schrier, the managing member of IC GP (the “Managing Member”, and collectively with IC GP and Indaba Investment Manager, the “Indaba Group”). According to that Schedule 13G, the address of each of the members of the Indaba Group is One Letterman Drive, Building D, Suite DM700, San Francisco, California 94129. Indaba Group reports aggregate beneficial ownership of 9,550,000 common shares, with sole power to vote zero common shares, shared power to vote 9,550,000 common shares, sole power to dispose of zero common shares and shared power to dispose of 9,550,000 common shares. The common shares beneficially owned by the Indaba Group are directly held by Indaba Capital Fund, L.P. (the “Fund”), a private investment fund for which the Indaba Investment Manager serves as investment manager. Pursuant to an investment management agreement the Fund and its general partner have delegated all voting and investment power over the common shares directly held by the Fund to the Indaba Investment Manager.

5     This information is as of December 31, 2024, and is based solely on a Schedule 13G/A filed as a group with the SEC on January 30, 2025, by (i) Weiss Asset Management LP (“Weiss Asset Management”), (ii) BIP GP LLC (“BIP GP”), (iii) WAM GP LLC (“WAM GP”), and (iv) Andrew M. Weiss, Ph.D. (“Andrew Weiss”, and collectively with Weiss Asset Management, BIP GP, and WAM GP, the “Weiss Group”). According to that Schedule 13G/A, the address of each of the members of the Weiss Group is 222 Berkeley St., 16th Floor, Boston, Massachusetts 02116. The Weiss Group reports aggregate beneficial ownership of 9,479,855 common shares, with sole power to vote zero common shares, shared power to vote 9,479,855 common shares, sole power to dispose of zero common shares and shared power to dispose of 9,479,855 common shares. Of the total common shares reported for the Weiss Group, 8,709,436 common shares are reported as beneficially owned by BIP GP, including shares beneficially owned by a private investment partnership (the “Partnership”) of which BIP GP is the sole general partner. Weiss Asset Management is the sole investment manager to the Partnership. WAM GP is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP and BIP GP. The 9,479,855 common shares reported for WAM GP, Andrew Weiss, and Weiss Asset Management include shares beneficially owned by the Partnership (and reported above for BIP GP).
6     This information is as of December 13, 2024, and is based solely on a Schedule 13G filed with the SEC on December 23, 2024, by Alberta Investment Management Corporation (“Alberta”). According to that Schedule 13G, the address of Alberta is 1600-10250 101 Street NW, Edmonton, Alberta T5J3P4, Canada. Alberta reports beneficial ownership of 8,665,543 common shares, with sole power to vote all 8,665,543 common shares and sole power to dispose of all 8,665,543 common shares. Alberta reports that it serves as an investment manager for clients that have acquired our common shares that are listed in that Schedule 13G.
7     This information is as of December 31, 2024, and is based solely on a Schedule 13G/A filed with the SEC on January 8, 2025, by The Vanguard Group (“Vanguard Group”). According to that Schedule 13G/A, the address of Vanguard Group is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355. Vanguard Group reports aggregate beneficial ownership of 7,058,558 common shares, with sole power to vote zero common shares, shared power to vote zero common shares, sole power to dispose of 7,021,649 common shares and shared power to dispose of 36,909 common shares. Vanguard Group reports that it and certain of its subsidiaries serve as investment advisors for clients that have acquired our common shares that are listed in that Schedule 13G.
8     This information is as of December 31, 2024, and is based solely on a Schedule 13G filed with the SEC on February 6, 2025, by BlackRock, Inc. (“BlackRock”). Based on the information provided in that Schedule 13G, the address of BlackRock is 50 Hudson Yards, New York, New York 10001. BlackRock reports beneficial ownership of 5,561,917 common shares, with sole power to vote 5,517,475 common shares and sole power to dispose of all 5,561,917 common shares. BlackRock reports that it is the parent holding company for certain subsidiaries that have acquired our common shares and that are listed in that Schedule 13G.
9     Includes 290 common shares held by EGI-CW Holdings, L.L.C. (“EGI-CW”). Mr. Helfand is a member of EGI-Fund (14-16) Investors, L.L.C. (“EGI-Fund (14-16)”), which is a member of EGI-CW. These 290 common shares represent only the number of shares in which Mr. Helfand has a pecuniary interest in accordance with his proportionate interest in EGI-Fund (14-16).
10     Includes 95,681 common shares and 12,047 OP Units held by the William Harden Griffiths Revocable Trust, of which Mr. Griffiths is the trustee and a beneficiary. Also includes 6,746 common shares held by BGAC Investments LLC, of which Mr. Griffiths and his spouse are members. Mr. Griffiths disclaims beneficial ownership of the securities held by BGAC Investments LLC, except to the extent of his pecuniary interest therein.
11     Held by the David S. Weinberg Revocable Trust, of which Mr. Weinberg is the trustee and a beneficiary.
12     Held by the Orrin S. Shifrin Revocable Trust, of which Mr. Shifrin is the trustee and a beneficiary.
13     Includes 28,620 Time-Based LTIP Units and OP Units held directly by Mr. Edelman. The remaining 20,075 shares are held by 3MB Associates, LLC, in which Mr. Edelman has an indirect pecuniary interest.
14     Includes 3,184 OP Units and 6,218 common shares held directly by Mr. Spector and 139,293 common shares held by the Gerald A. Spector Revocable Trust, of which Mr. Spector is the trustee and a beneficiary.
15     Excludes shares held by Crown Investment Series LLC–Series 45, the beneficial ownership of which is no longer attributable to Mr. Star.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Review and Approval or Ratification of Transactions with Related Persons
Our Code of Business Conduct and Ethics prohibits trustees and executive officers from engaging in transactions that may result in a conflict of interest with us. However, the Code of Business Conduct and Ethics allows exceptions to this prohibition, but only if a majority of the disinterested trustees approves the transaction or the transaction has otherwise been approved pursuant to our Related Party Transaction Policy. According to our Related Party Transaction Policy and our Audit Committee’s charter, our Audit Committee must review any transaction involving a trustee, officer or 5% shareholder that may create a conflict of interest. The Audit Committee must either approve or reject the transaction or refer the transaction to the full Board, excluding any interested trustees.

Our Corporate Governance Guidelines and Code of Business Conduct and Ethics are available on our website, www.eqcre.com.
Related Person Transactions

Two North Riverside Plaza Joint Venture Limited Partnership

We lease office space for our corporate headquarters from Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with EGI, a private entrepreneurial investment firm founded by Sam Zell, our former Chairman who passed away on May 18, 2023. Messrs. Helfand and Weinberg continue to be advisors to EGI and certain other members of our team are expected to continue to have involvement in its activities.

Effective July 20, 2015, we entered into a lease with Two North Riverside Plaza Joint Venture Limited Partnership to occupy office space on the twentieth and twenty-first floors of Two North Riverside Plaza in Chicago, Illinois (the “Two North Office Lease”). The initial term of the lease was approximately five years, expiring on December 31, 2020. We made improvements to the office space utilizing the $0.7 million tenant improvement allowance pursuant to the lease.

In December 2022, we entered into an amendment to the Two North Office Lease extending the lease term for one year, through December 31, 2023, with no renewal options. The lease payment for the extended term was approximately $0.4 million.

In August 2023, we entered into an amendment to the Two North Office Lease extending the lease term for one year, through December 31, 2024, with no renewal options and contracting square feet to the existing space on the twentieth floor. The lease payment for the extended term was approximately $0.4 million.

In April 2024, we entered into an amendment to the Two North Office Lease extending the lease term for two additional years, through December 31, 2026, with no renewal options. The lease payment for the extended term is approximately $0.4 million per year. The Two North Office Lease allows EQC to terminate the lease early for a termination fee equal to three-months’ base rent.
Indemnification
The Maryland statute governing a REIT formed under the laws of Maryland, or the Maryland REIT law, permits a Maryland REIT to include in its charter a provision limiting the liability of its trustees and officers to the trust and its shareholders for money damages except for liability resulting from (i) actual receipt of an improper benefit or profit in money, property or services or (ii) active and deliberate dishonesty that is established in a judgment and is material to the cause of action. Our Declaration of Trust includes provisions limiting the liability of our trustees and officers for any debt, claim, demand, judgement decree, liability or obligation of any kind (in tort, contract or otherwise) of, against or with respect to the Company or arising out of any action take or omitted for or on behalf of the Company. Our Declaration of Trust further provides that no trustee, officer, employee or agent of the Trust shall be liable to the Company, the shareholders or any other person for any act or omission except for his or her own willful misfeasance, bad faith, gross negligence or reckless disregard of duty.

The Maryland REIT Law permits a Maryland REIT to indemnify and advance expenses to its trustees, officers, employees and agents to the same extent as permitted by the Maryland General Corporation Law for directors, officers, employees and agents of Maryland corporations. The Maryland General Corporation Law (“MGCL”) permits a corporation to indemnify its present and former directors and officers, among others, against judgments, penalties, fines, settlements and reasonable expenses actually incurred by them in connection with any proceeding to which they were, may be, or threatened to be, a party by reason of their service in those or other capacities unless it is established that:

•    the act or omission of the director or officer was material to the matter giving rise to the proceeding and (1) was committed in bad faith or (2) was the result of active and deliberate dishonesty;
•    the director or officer actually received an improper personal benefit in money, property or services; or
•    in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful.
However, under the MGCL, a Maryland corporation may not indemnify a director or officer for an adverse judgment in a suit by or in the right of the corporation or if the director or officer was adjudged to be liable to the corporation on the basis that a personal benefit was improperly received, unless in either case a court orders indemnification, and then only for expenses.

In addition, the MGCL permits a corporation to advance reasonable expenses to a director or officer upon the corporation’s receipt of:

•    a written affirmation by the director or officer of his or her good faith belief that he or she has met the standard of conduct necessary for indemnification by the corporation; and
•    a written undertaking by the director or officer or on the director’s or officer’s behalf to repay the amount paid or reimbursed by the corporation if it is ultimately determined that the director or officer did not meet the standard of conduct.

Our Declaration of Trust and bylaws obligate us, to the fullest extent permitted by Maryland law, to indemnify and to pay, reimburse or advance reasonable expenses to:

•    any present or former trustee or officer who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity; or
•    any individual who, while a trustee or officer of our company and at our request, serves or has served as a trustee, officer or partner of another corporation, REIT, limited liability company, partnership, joint venture, trust, employee benefit plan or any other enterprise and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity.

Our Declaration of Trust and bylaws also permit us, with the approval of our Board, to indemnify and advance expenses to any person who served a predecessor of ours in any of the capacities described in our Declaration of Trust and bylaws and to any employee or agent of our company or a predecessor of our company. Our bylaws specify that any indemnification or payment or reimbursement of the expenses as described above will be made in accordance with the procedures provided by the MGCL for directors of Maryland corporations.

Item 14.    Principal Accountant Fees and Services.
Principal Accountant Fees and Services
Ernst & Young LLP acted as our independent registered public accounting firm for 2024 and 2023. The fees and expenses for services provided by Ernst & Young LLP to us for the last two fiscal years are listed in the table below:

	2024	2023
Audit fees	$1,052,135	$664,250
Audit related fees	—	—
Tax fees	—	—
Subtotal	$1,052,135	$664,250
All other fees*	3,600	3,600
Total fees	$1,055,735	$667,850
*    “All other fees” related to subscription fees incurred for Ernst & Young LLP’s online accounting and reporting research tool.

Pre-Approval Policies and Procedures
The Audit Committee has established policies and procedures to review and approve the engagement of the Company’s independent auditor to provide any audit or non-audit services to the Company, either pursuant to the Audit Committee’s Policy Regarding Pre-Approval of Audit and Non-Audit Services (the “Pre-Approval Policy”) or through a separate pre-approval by the Audit Committee, which policies and procedures are intended to control the services provided by our independent registered public accounting firm and to monitor their continuing independence.
Under these policies and procedures, no services may be undertaken by the independent registered public accounting firm unless the engagement is specifically approved by the Audit Committee or the services are included within a category that has been pre-approved in the Pre-Approval Policy. The maximum charge for services is established by the Pre-Approval Policy or by the Audit Committee when the specific engagement or the category of services is approved.
All services for which we engaged our independent registered public accounting firm in 2024 and 2023 were approved by the Audit Committee. The total fees for audit and non-audit services provided by Ernst & Young LLP in 2024 and 2023 are set forth above. The Audit Committee approved the engagement of Ernst & Young LLP to provide the non-audit services because it determined that Ernst & Young LLP providing these services would not compromise its independence and that its familiarity with our record keeping and accounting systems would permit it to provide these services with equal or higher quality, more quickly and at a lower cost than we could obtain these services from other providers.

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
(iii) Exhibits.
The following documents are filed as exhibits to this Annual Report on Form 10-K:

Exhibit Number	Description
2.1	Plan of Sale and Dissolution (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Form 14A filed October 2, 2024.)

3.1
Articles of Amendment and Restatement of Declaration of Trust of the Company, dated July 1, 1994, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K filed August 1, 2014.)

3.2	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 11, 2006.)

3.3	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K filed May 31, 2011.)

3.4	Articles Supplementary, dated March 14, 2018. (Incorporated by reference to the Company’s Current Report on Form 8-K filed March 15, 2018.)

3.5	Fourth Amended and Restated Bylaws of the Company, adopted April 2, 2020. (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 3, 2020.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

4.2	Description of the Company's Securities. (Filed herewith.)

Exhibit Number	Description
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

10.3	Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed June 18, 2015.)

10.4	Amendment No. 1 to the Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed February 18, 2016.)

10.5	Amendment No. 2 to the Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company’s Registration Statement on Form S-8 filed July 16, 2019.)

10.6	Amendment No. 3 to the Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company’s Registration Statement on Form S-8 filed August 1, 2023.)

10.7
Form of Restricted Stock Agreement for Employees under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed February 13, 2024.)

10.8
Form of Restricted Stock Unit Agreement for Employees under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed February 13, 2024.)

10.9
Form of Time-Based LTIP Unit Agreement for Employees under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed February 13, 2024.)

10.10
Form of Performance-Based LTIP Unit Agreement for Employees under Equity Commonwealth 2015 Omnibus Incentive Plan. (+) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed February 13, 2024.)

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

Exhibit Number	Description
10.17	Summary of Trustee Compensation. (+) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed February 13, 2024.)

10.18
Change in Control Agreement, dated as of April 24, 2019, by and between the Company, Equity Commonwealth Management LLC and David Helfand. (+) (†) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed February 13, 2024.)

10.19	Equity Commonwealth Cash Award Agreement, dated as of January 27, 2025, by and between the Company and David Helfand. (+) (‡) (Filed herewith.)

19.1	Policy on Inside Information and Insider Trading. (Filed herewith.)

21.1	Subsidiaries of the Company. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

97.1	Equity Commonwealth Clawback Policy. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed February 13, 2024.)

101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Net Assets (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Net Assets (iv) the Consolidated Statements of Operations, (v) the Consolidated Statements of Equity, (vi) the Consolidated Statements of Cash Flows and (vii) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(+)    Management contract or compensatory plan or arrangement.
† Pursuant to Instruction 2 of Item 601 of Regulation S-K, Registrant has omitted certain change in control agreements (the “Omitted CIC Agreements”), which are substantially identical in all material respects except as to the parties thereto, the dates of execution, or other details. The below schedule identifies the Omitted CIC Agreements. The only term in the Omitted CIC Agreements that differs from the change in control agreement for Mr. Helfand is the term of coverage under the Company’s group health plan, which is 24 months under Section 3(a)(iv) of the Omitted CIC Agreements. The Registrant hereby agrees to file the Omitted CIC Agreements upon request by the Commission.
Schedule
1.Change in Control Agreement, dated as of April 24, 2019, by and between the Company, Equity Commonwealth Management LLC and David Weinberg.
2.Change in Control Agreement, dated as of April 24, 2019, by and between the Company, Equity Commonwealth Management LLC and Orrin Shifrin.
3.Change in Control Agreement, dated as of August 1, 2022, by and between the Company, Equity Commonwealth Management LLC and William H. Griffiths.
‡ Pursuant to Instruction 2 of Item 601 of Regulation S-K, Registrant has omitted certain cash award agreements (the “Omitted Cash Award Agreements”), which are substantially identical in all material respects except as to the parties thereto. The below schedule identifies the Omitted Cash Award Agreements. The Registrant hereby agrees to file the Omitted Cash Award Agreements upon request by the Commission.

Schedule
1.Equity Commonwealth Cash Award Agreement, dated as of January 27, 2025, by and between the Company and David Weinberg.
2.Equity Commonwealth Cash Award Agreement, dated as of January 27, 2025, by and between the Company and Orrin Shifrin.
3.Equity Commonwealth Cash Award Agreement, dated as of January 27, 2025, by and between the Company and William H. Griffiths.
Item 16.    Form 10-K Summary.
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
Chair of the Board, President and Chief Executive Officer

Dated: February 27, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities set forth below and on the dates indicated.

Signature	Title	Date
/s/ David A. Helfand	Chair of the Board, President and Chief Executive Officer (principal executive officer)	February 27, 2025
David A. Helfand

/s/ William H. Griffiths	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 27, 2025
William H. Griffiths

/s/ Andrew M. Levy	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 27, 2025
Andrew M. Levy

/s/ Ellen-Blair Chube	Trustee	February 27, 2025
Ellen-Blair Chube

/s/ Martin L. Edelman	Trustee	February 27, 2025
Martin L. Edelman

/s/ Peter Linneman	Trustee	February 27, 2025
Peter Linneman

/s/ Mary Jane Robertson	Trustee	February 27, 2025
Mary Jane Robertson

/s/ Gerald A. Spector	Trustee	February 27, 2025
Gerald A. Spector

/s/ James A. Star	Trustee	February 27, 2025
James A. Star

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Equity Commonwealth
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Equity Commonwealth (the Company) as of December 31, 2023, the related consolidated statements of operations, equity and cash flows for the period from January 1, 2024 to October 31, 2024 and for the years ended December 31, 2023 and 2022, the consolidated statement of net assets (liquidation basis) as of December 31, 2024, the related consolidated statement of changes in net assets (liquidation basis) for the period from November 1, 2024 to December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, the results of its operations and its cash flows for the period from January 1, 2024 to October 31, 2024 and for the years ended December 31, 2023 and 2022, its net assets in liquidation as of December 31, 2024, and the changes in its net assets in liquidation for the period from November 1, 2024 to December 31, 2024, in conformity with U.S. generally accepted accounting principles applied on the basis described below.
As described in Note 3 to the financial statements, the shareholders of the Company approved a plan of liquidation on November 12, 2024, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to October 31, 2024 from the going concern basis to a liquidation basis.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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
February 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Equity Commonwealth
Opinion on Internal Control Over Financial Reporting
We have audited Equity Commonwealth’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Equity Commonwealth (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Equity Commonwealth as of December 31, 2023, the related consolidated statements of operations, equity and cash flows for the period from January 1, 2024 to October 31, 2024 and for the years ended December 31, 2023 and 2022, the consolidated statement of net assets (liquidation basis) as of December 31, 2024, the related consolidated statement of changes in net assets (liquidation basis) for the period from November 1, 2024 to December 31, 2024, and the related notes and financial statement schedule listed at Item 15(a) and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Chicago, Illinois
February 27, 2025

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENT OF NET ASSETS
(Liquidation Basis)
(amounts in thousands)

December 31, 2024
ASSETS
Real estate	$132,500
Cash and cash equivalents	160,511
Rents receivable and other assets	613
Total assets	$293,624

LIABILITIES
Liabilities for estimated costs in excess of estimated receipts during liquidation	$100,019
Accounts payable and accrued expenses	10,908
Distributions payable	3,842
Total liabilities	$114,769
Commitments and contingencies
Net assets in liquidation attributable to Equity Commonwealth common shareholders	178,605
Net assets in liquidation attributable to noncontrolling interest	250
Net assets in liquidation	$178,855
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED BALANCE SHEET
(Going Concern Basis)
(amounts in thousands, except share data)

December 31, 2023
ASSETS
Real estate properties:
Land	$44,060
Buildings and improvements	367,827
411,887
Accumulated depreciation	(180,535)
231,352
Cash and cash equivalents	2,160,535
Rents receivable	15,737
Other assets, net	17,417
Total assets	$2,425,041

LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other	$27,298
Rent collected in advance	1,990
Distributions payable	5,640
Total liabilities	34,928
Commitments and contingencies
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value: 50,000,000 shares authorized;
Series D preferred shares; 6.50% cumulative convertible; 4,915,196 shares issued and outstanding, aggregate liquidation preference of $122,880	119,263
Common shares of beneficial interest, $0.01 par value: 350,000,000 shares authorized; 106,847,438 shares issued and outstanding	1,068
Additional paid in capital	3,935,873
Cumulative net income	3,926,979
Cumulative common distributions	(4,864,440)
Cumulative preferred distributions	(733,676)
Total shareholders’ equity	2,385,067
Noncontrolling interest	5,046
Total equity	2,390,113
Total liabilities and equity	$2,425,041
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
(amounts in thousands)

For the Period from November 1, 2024 to December 31, 2024
Net assets in liquidation, beginning of period	$2,245,273
Changes in net assets in liquidation:
Remeasurement of liabilities	(23,764)
Net decrease in liquidation value	(23,764)
Liquidating distributions	(2,042,654)
Changes in net assets in liquidation	(2,066,418)
Net assets in liquidation, end of period	$178,855
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF OPERATIONS
(Going Concern Basis)
(amounts in thousands, except per share data)

	Ten Months Ended October 31,	Year Ended December 31,
	2024	2023	2022
Revenues:
Rental revenue	$43,616	$55,336	$58,763
Other revenue	4,359	5,188	4,377
Total revenues	47,975	60,524	63,140
Expenses:
Operating expenses	22,542	27,462	24,184
Depreciation and amortization	13,384	17,444	17,810
General and administrative	30,089	36,974	30,378
Loss on asset impairment	49,250	—	—
Total expenses	115,265	81,880	72,372
Interest and other income, net	98,634	114,667	46,945
Gain on sale of properties, net	857	—	97
Income before income taxes	32,201	93,311	37,810
Income tax expense	(486)	(1,866)	(453)
Net income	31,715	91,445	37,357
Net income attributable to noncontrolling interest	(63)	(281)	(94)
Net income attributable to Equity Commonwealth	31,652	91,164	37,263
Preferred distributions	(7,988)	(7,988)	(7,988)
Net income attributable to Equity Commonwealth common shareholders	$23,664	$83,176	$29,275

Weighted average common shares outstanding — basic	107,373	108,841	111,674
Weighted average common shares outstanding — diluted	108,320	110,185	112,825
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.22	$0.76	$0.26
Diluted	$0.22	$0.75	$0.26
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF EQUITY
(Going Concern Basis)
(amounts in thousands, except share data)

	Equity Commonwealth Shareholders
	Number of Series D Preferred Shares	Series D Preferred Shares	Number of Common Shares	Common Shares	Additional Paid in Capital	Cumulative Net Income	Cumulative Common Distributions	Cumulative Preferred Distributions	Noncontrolling Interest	Total
Balance at December 31, 2021	4,915,196	$119,263	115,205,818	$1,152	$4,128,656	$3,798,552	$(4,281,195)	$(717,700)	$6,542	$3,055,270
Net income	—	—	—	—	—	37,263	—	—	94	37,357
Repurchase of shares	—	—	(6,110,646)	(61)	(155,649)	—	—	—	—	(155,710)
Surrender of shares for tax withholding	—	—	(160,506)	(2)	(4,158)	—	—	—	—	(4,160)
Share-based compensation	—	—	493,586	5	10,455	—	—	—	1,479	11,939
Contributions	—	—	—	—	—	—	—	—	1	1
Distributions	—	—	—	—	—	—	(112,327)	(7,988)	(650)	(120,965)
Adjustment for noncontrolling interest	—	—	—	—	262	—	—	—	(262)	—
Balance at December 31, 2022	4,915,196	119,263	109,428,252	1,094	3,979,566	3,835,815	(4,393,522)	(725,688)	7,204	2,823,732
Net income	—	—	—	—	—	91,164	—	—	281	91,445
Repurchase of shares	—	—	(3,018,411)	(30)	(56,773)	—	—	—	—	(56,803)
Surrender of shares for tax withholding	—	—	(134,193)	(1)	(3,394)	—	—	—	—	(3,395)
Share-based compensation	—	—	436,398	4	13,255	—	—	—	2,718	15,977
Distributions	—	—	—	—	—	—	(470,918)	(7,988)	(1,937)	(480,843)
OP Unit redemption	—	—	135,392	1	2,571	—	—	—	(2,572)	—
Adjustment for noncontrolling interest	—	—	—	—	648	—	—	—	(648)	—
Balance at December 31, 2023	4,915,196	119,263	106,847,438	1,068	3,935,873	3,926,979	(4,864,440)	(733,676)	5,046	2,390,113
Net income	—	—	—	—	—	31,652	—	—	63	31,715
Surrender of shares for tax withholding	—	—	(161,837)	(2)	(3,054)	—	—	—	—	(3,056)
Share-based compensation	—	—	564,297	6	8,922	—	—	—	174	9,102
Distributions	—	—	—	—	—	—	897	(7,988)	46	(7,045)
OP Unit redemption	—	—	84,133	1	1,568	—	—	—	(1,569)	—
Adjustment for noncontrolling interest	—	—	—	—	424	—	—	—	(424)	—
Balance at October 31, 2024	4,915,196	$119,263	107,334,031	$1,073	$3,943,733	$3,958,631	$(4,863,543)	$(741,664)	$3,336	$2,420,829
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)
(amounts in thousands)

	Ten Months Ended October 31,	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,715	$91,445	$37,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,460	14,914	15,230
Straight-line rental income	(533)	(93)	238
Other amortization	1,924	2,530	2,580
Amortization of right-of-use asset	151	—	—
Share-based compensation	9,102	15,977	11,939
Loss on asset impairment	49,250	—	—
Net gain on sale of properties	(857)	—	(97)
Change in assets and liabilities:
Rents receivable and other assets	(1,209)	(1,739)	(6,089)
Accounts payable, accrued expenses and other	(2,074)	(401)	5,513
Rent collected in advance	201	(365)	(1,631)
Net cash provided by operating activities	99,130	122,268	65,040

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(13,469)	(5,691)	(3,577)
Proceeds from sale of properties, net	27,392	—	97
Net cash provided by (used in) investing activities	13,923	(5,691)	(3,480)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common shares	(3,056)	(60,198)	(159,870)
Contributions from holders of noncontrolling interest	—	—	1
Distributions to common shareholders	(2,036)	(468,232)	(112,199)
Distributions to preferred shareholders	(5,991)	(7,988)	(7,988)
Distributions to holders of noncontrolling interest	(50)	(1,846)	(280)
Net cash used in financing activities	(11,133)	(538,264)	(280,336)

Increase (decrease) in cash and cash equivalents	101,920	(421,687)	(218,776)
Cash and cash equivalents at beginning of period	2,160,535	2,582,222	2,800,998
Cash and cash equivalents at end of period	$2,262,455	$2,160,535	$2,582,222
See accompanying notes.

EQUITY COMMONWEALTH
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)

	Ten Months Ended October 31,	Year Ended December 31,
	2024	2023	2022
SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid, net	$182	$1,946	$456

NON-CASH INVESTING ACTIVITIES:
Recognition of right-of-use asset and lease liability	$873	$—	$—
Accrued capital expenditures	$1,513	$2,881	$934

NON-CASH FINANCING ACTIVITIES:
Distributions payable	$4,608	$5,640	$2,863
OP Unit redemption	1,569	2,572	—
See accompanying notes.

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization
Equity Commonwealth, or the Company, is a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland. Our business is primarily the ownership and operation of office properties in the United States.
The Company operates in an umbrella partnership real estate investment trust, or UPREIT, and conducts substantially all of its activities through EQC Operating Trust, a Maryland real estate investment trust, or the Operating Trust. The Company beneficially owned, 99.86% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust, or OP Units, as of December 31, 2024, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.
As of December 31, 2024, our portfolio consisted of one property (one building), with 0.7 million square feet, and we had $160.5 million of cash and cash equivalents. The numbers of buildings and square feet are unaudited.
Note 2.  Plan of Sale
On October 2, 2024, the Company filed a definitive proxy statement, or the Definitive Proxy, with the U.S. Securities and Exchange Commission, or SEC, related to a Special Meeting of Shareholders, or the Special Shareholder Meeting, for the following purposes: (i) to consider and vote upon the Plan of Sale and Dissolution of the Company, or the Plan of Sale, including the wind-down and complete liquidation of the Company, and the dissolution and termination of the Company, including the establishment of a Liquidating Entity (as defined in the Definitive Proxy), and (ii) on an advisory, non-binding basis, to consider and vote upon compensation that may become payable by the Company to its named executive officers in connection with the Plan of Sale, or the Executive Compensation Proposal. The Plan of Sale, which the Company’s Board of Trustees determined was in the best interests of the Company and its shareholders, authorizes the Company to sell all of its remaining properties, wind-down the Company’s affairs and distribute the net proceeds to shareholders. At the special shareholder meeting held on November 12, 2024, the Company’s shareholders approved both proposals with: (i) 85.5% of outstanding shares, and 99% of votes cast, in favor of the Plan of Sale proposal (two-thirds of outstanding shares required for approval), and (ii) 86.7% of votes cast in favor of the Executive Compensation Proposal (majority of votes cast required for approval).
The Company expects any future liquidity to its shareholders will be provided in the form of liquidating distributions. The Company anticipates making all liquidating distributions to its shareholders prior to the liquidation and dissolution of the Company and the establishment of a Liquidating Entity to pay any remaining liabilities. The Company can provide no assurances as to the ultimate amount or timing of its liquidating distributions or the timing of the complete liquidation and dissolution of the Company; however, the Company anticipates paying its final liquidating distribution and dissolving within six months of completion of the sale of its final property, which occurred on February 25, 2025.
The Plan of Sale authorizes the Company to sell its remaining properties without further shareholder approval, pay or establish a reserve fund for all actual and contingent liabilities, distribute net proceeds to shareholders, and wind-down the Company’s affairs, including the complete liquidation and dissolution of the Company. The Plan of Sale also authorizes the Board to establish or convert into a Liquidating Entity, which we anticipate, but cannot be certain, will occur after our final liquidating distribution is made.
Upon establishing or converting to the Liquidating Entity, our shareholders will receive non-transferable interests in the Liquidating Entity in proportion to the number of common shares owned by such shareholders. The purpose of the Liquidating Entity will be to pay any remaining liabilities and distribute any remaining proceeds to the holders of the interests in the Liquidating Entity.
The Company expects to comply with the requirements necessary to continue to qualify as a REIT through its liquidation and dissolution, or until such time as any remaining assets are transferred to a Liquidating Entity; provided, however, that the Board may elect to terminate the Company’s status as a REIT if it determines that such termination would be in the best interest of the shareholders.

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.  Summary of Significant Accounting Policies
The accounting policies and practices related to real estate properties discussed below are applicable to any real estate properties owned for the then-applicable period.
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements and notes thereto have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, as contained within the Financial Accounting Standards Board, or FASB,
Accounting Standards Codification, or ASC, including Subtopic 205-30, “Liquidation Basis of Accounting,” as indicated, and the rules and regulations of the SEC.
Pursuant to the Company’s shareholders’ approval of the Plan of Sale on November 12, 2024, the Company adopted the liquidation basis of accounting as of and for the periods subsequent to November 1, 2024 (as the approval of the Plan of Sale by the Company’s shareholders became imminent in early November 2024 based on the results of the Company’s solicitation of proxies from its shareholders for their approval of the Plan of Sale). Accordingly, on November 1, 2024, assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash or other consideration that the Company expected to realize through the disposal of assets. The liquidation values of the Company’s real estate properties are presented on a net realizable value basis. Liabilities are carried at their contractual amounts due or estimated settlement amounts.
The Company accrues costs and revenues that it expects to incur and earn as it carries out its liquidation activities through the end of the projected liquidation period to the extent it has a reasonable basis for estimation. Estimated costs expected to be incurred through the end of the liquidation period include budgeted property expenses and corporate overhead, costs to dispose of its real estate property, costs associated with satisfying known and contingent liabilities and other costs associated with the winding down and dissolution of the Company. Revenues are based on in place leases. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the consolidated statement of net assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Sale” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion.
Actual costs incurred but unpaid prior to the Company’s adoption of the liquidation basis of accounting on November 1, 2024, are included in accounts payable and accrued expenses and distributions payable on the consolidated statement of net assets. All our liabilities under either the going concern basis of accounting or the liquidation basis of accounting are derecognized when we pay the obligation or when we are legally released from being the primary obligor under the liability.
Net assets in liquidation represents the remaining estimated liquidation value available to shareholders upon liquidation. Due to the uncertainty in the estimated cash flows from operations and the time required to complete the Plan of Sale, actual liquidation costs and sale proceeds may differ materially from the amounts estimated.
As a result of the change to the liquidation basis of accounting, the Company no longer presents a consolidated balance sheet, a consolidated statement of operations, a consolidated statement of equity or a consolidated statement of cash flows subsequent to October 31, 2024. These statements are only presented for prior year periods. The consolidated financial statements include our investments in 100% owned subsidiaries and majority owned subsidiaries that are controlled by us. References to we, us, our and the Company, refer to Equity Commonwealth and its consolidated subsidiaries, unless the context indicates otherwise. All intercompany transactions and balances have been eliminated.
Dollar amounts presented may be approximate. Share amounts are presented in whole numbers, except where noted.
Use of Estimates
Preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The Company is required to estimate all costs and revenue it expects to incur and earn through the end of liquidation including the estimated amount of cash it expects to collect on disposal of its assets and the estimated costs to dispose of its assets. All of the estimates and evaluations are susceptible to change and actual results could differ from these estimates.

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Real Estate Properties
Liquidation Basis of Accounting
As of November 1, 2024, the Company’s real estate was adjusted to its estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash or other consideration that the Company expected to realize through the disposal of its assets. The Company estimated the liquidation value of its real estate based on a contractual purchase price for the property. The liquidation value of the Company’s real estate is presented on an undiscounted basis and real estate is no longer depreciated. Subsequent to November 1, 2024, all changes in the estimated liquidation value of the real estate is reflected as a change to the Company’s net assets in liquidation. Costs to sell the property such as credits for capital costs, contractual lease obligations and rent abatements are included in Liabilities for estimated costs in excess of estimated receipts during liquidation.
Going Concern Basis
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
We allocate the consideration paid for our properties among land, buildings and improvements and, for properties that qualify as acquired businesses under the Business Combinations Topic of the FASB Accounting Standards Codification, or ASC, to identified intangible assets and liabilities, consisting of the value of above market and below market leases, the value of acquired in place leases and the value of tenant relationships. Purchase price allocations and the determination of useful lives are based on our estimates and, under some circumstances, studies from independent real estate appraisal firms to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determination of useful lives.
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

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We review our properties for impairment quarterly, or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Impairment indicators may include our decision to dispose of an asset before the end of its estimated useful life, declining tenant occupancy, lack of progress releasing vacant space, tenant bankruptcies, low long-term prospects for improvement in property performance, weak or declining tenant profitability, and cash flow or liquidity. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. The determination of undiscounted cash flow includes consideration of many factors including income to be earned from the investment over our anticipated hold period, holding costs (exclusive of interest), estimated selling prices, and prevailing economic and market conditions. In the event that such expected undiscounted future cash flows do not exceed the carrying values, we estimate the fair value of the assets and record an impairment charge equal to the amount by which the carrying value exceeds the estimated fair value. Estimated fair values are calculated based on the following information, (i) recent third party estimates of market value, (ii) market prices for comparable properties, or (iii) the present value of future cash flows. During the ten months ended October 31, 2024, we recorded a loss on asset impairment of $49.3 million. During the years ended December 31, 2023 and 2022 we did not record any loss on asset impairment.
When we classify properties as held for sale, we discontinue the recording of depreciation expense and estimate their fair value less costs to sell. If we determine that the carrying value for these properties exceed their estimated fair value less costs to sell, we record a loss on asset impairment. As of December 31, 2023, we did not have any properties classified as held for sale.
Certain of our formerly owned real estate assets contained hazardous substances, including asbestos. We believe any asbestos in our former buildings is contained in accordance with current regulations. If the asbestos is removed or these properties are renovated or demolished, certain environmental regulations govern the manner in which the asbestos must be handled and removed. We do not believe that there are other environmental conditions or issues at any of our former properties that have had or will have a material adverse effect on us. However, no assurances can be given that we will not be required to incur costs in the future in connection with the remediation of contamination or compliance with environmental, health and safety laws that will have a material adverse effect on our business or financial condition. As December 31, 2024 and 2023, we did not have any accrued environmental remediation costs.
Cash and Cash Equivalents
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
Other Assets, Net
Going Concern Basis
Other assets consist principally of deferred leasing costs, capitalized lease incentives and prepaid property operating expenses. Deferred leasing costs are amortized on a straight-line basis over the terms of the respective leases. Capitalized lease incentives are amortized on a straight-line basis against rental income over the terms of the respective leases.
Accrued Liquidation Costs
Liquidation Basis of Accounting
In accordance with the liquidation basis of accounting, the Company has recorded certain estimated liquidation costs to the extent it has a reasonable basis for estimation. These consist of compensation expense, legal fees, accounting fees, other professional service fees and other dissolution costs. These amounts are included in Liabilities for estimated costs in excess of estimated receipts during liquidation on the consolidated statement of net assets. See Note 4.
Revenue Recognition
Liquidation Basis of Accounting
Under the liquidation basis of accounting, the Company has accrued all income that it expects to earn through the completion of its liquidation to the extent it has a reasonable basis for estimation. Revenue from tenants is estimated based on the contractual in place leases through the anticipated disposition date of the property. These amounts are presented net of

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimated expenses and other liquidation costs and are classified in liabilities for estimated costs in excess of estimated receipts during liquidation on the consolidated statement of net assets.
Going Concern Basis
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
Lessee Lease Classification
Going Concern Basis
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
Earnings Per Common Share
Going Concern Basis
Earnings per common share, or EPS, is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if our series D convertible preferred shares, our restricted share units, or RSUs, or beneficial interests in the Operating Trust, or LTIP Units, were converted into our common shares, which could result in a lower EPS amount. The effect of our series D convertible preferred shares on net income attributable to common shareholders is anti-dilutive for the ten months ended October 31, 2024 and years ended December 31, 2023 and 2022.
Reclassifications
Reclassifications have been made to the prior years' financial statements and notes to conform to the current year's presentation.
Legal Matters
We are or may become a party to various legal proceedings. We are not currently involved in any litigation nor, to our knowledge, is any litigation threatened against us where the outcome would, in our judgment based on information currently available to us, have a material adverse effect on the Company.
Income Taxes
We are a REIT under the Internal Revenue Code of 1986, as amended, and are generally not subject to federal and state income taxes provided we distribute our taxable income to our shareholders and meet other requirements for qualifying as a REIT. We are also subject to certain state and local taxes without regard to our REIT status.
Going Concern Basis
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

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves the disclosures about a public entity's reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment's expenses. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted ASU 2023-07 on January 1, 2024, and the adoption did not have a material impact on our consolidated financial statements.
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
Note 4.  Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation
The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Sale. As of December 31, 2024, the Company estimated that it will have costs in excess of estimated receipts during the liquidation process. These amounts can vary significantly due to, among other things, estimates of tenant improvement costs and capital expenditures, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding down of operations. These costs are estimated and are anticipated to be paid out over the liquidation period which is estimated to be complete by September 30, 2025, however, no assurances can be provided that this date will be met.
Upon transition to the liquidation basis of accounting on November 1, 2024, the Company accrued the following revenues and expenses expected to be incurred during liquidation (in thousands):

As of November 1, 2024
Rental income	$9,443
Interest income	13,006
Property operating expenses	(4,076)
General and administrative expenses	(32,212)
Liquidation preference payment to Series D preferred shareholders	(123,294)
Capital expenditures and tenant lease obligations	(8,808)
Liquidation transaction costs	(44,230)
Liabilities for estimated costs in excess of estimated receipts during liquidation	$(190,171)

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The change in the liabilities for estimated costs in excess of estimated receipts during liquidation as of December 31, 2024 is as follows (in thousands):

	November 1, 2024	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	December 31, 2024
Assets
Estimated net inflows from real estate	$5,367	$(4,242)	$—	$1,125
Estimated inflows from interest income	13,006	(9,513)	—	3,493
	18,373	(13,755)	—	4,618

Liabilities
Liquidation transaction costs(1)	(44,230)	2,411	—	(41,819)
General and administrative expenses	(32,212)	1,219	—	(30,993)
Liquidating catch-up distributions on unearned equity awards	—	—	(23,764)	(23,764)
Liquidation preference payment to Series D preferred shareholders	(123,294)	123,294	—	—
Capital expenditures and tenant lease obligations	(8,808)	747	—	(8,061)
	(208,544)	127,671	(23,764)	(104,637)
Total liabilities for estimated costs in excess of estimated receipts during liquidation	$(190,171)	$113,916	$(23,764)	$(100,019)
(1) Liquidation transaction costs primarily include severance expenses, advisory fees and other professional services expenses.
Note 5.  Net Assets In Liquidation
There were 107,335,177 common shares outstanding and 873,406 unvested restricted stock units at target, prior to any shares expected to be surrendered to satisfy statutory tax withholding obligations in connection with the vesting of such common shares, at December 31, 2024 (See Note 11). The net assets in liquidation as of December 31, 2024 were $178.9 million. Net assets in liquidation include projections of costs and expenses to be incurred during the estimated period required to complete the Plan of Sale. There is inherent uncertainty with these estimates and projections, and they could change materially based on, among other things, changes in the underlying assumptions of the projected cash flows. Cumulative liquidating distributions paid to common shareholders will include the $2.0 billion ($19.00 per common share) paid prior to December 31, 2024 plus any future distribution of our net assets in liquidation.
The decrease from total equity under the going concern basis of accounting as of October 31, 2024 to net assets in liquidation under the liquidation basis of accounting as of November 1, 2024 is primarily due to the liability for estimated costs in excess of estimated receipts during liquidation (See Note 4), the increase in estimated net realizable value of real estate and the write-off of assets and liabilities.
Note 6.  Real Estate Properties
Acquisitions and Expenditures
We did not make any acquisitions during the years ended December 31, 2024, 2023 or 2022.
During the years ended December 31, 2024, 2023, and 2022, we made improvements, excluding tenant-funded improvements, to our properties totaling $12.3 million, $7.6 million and $4.0 million, respectively.
As of December 31, 2024, committed but unspent capital expenditures and tenant lease obligations were $8.5 million.

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property Dispositions:
We did not sell any properties during the years ended December 31, 2023 or 2022. During the year ended December 31, 2024, we sold the following properties, which did not represent strategic shifts under ASC Topic 205 (dollars in thousands):

Property	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sale Price(1)	Gain on Sale(2)
Bridgepoint Square	October 2024	1	5	440,007	$31,500	$857
206 East 9th Street	November 2024	1	1	175,510	33,000	N/A
1250 H Street, NW	November 2024	1	1	196,490	27,500	N/A
		3	7	812,007	$92,000	$857
(1)Gross sale price is before transfer taxes and credits, such as capital costs, contractual lease costs and rent abatements.
(2)Reflects the gain on sale recognized on the consolidated statement of operations for the ten months ended October 31, 2024. Gain on sale is not recorded under liquidation basis accounting.
Lease Payments
Our real estate properties were generally leased on gross lease and modified gross lease bases pursuant to non-cancelable, fixed term operating leases expiring between 2025 and 2034. These gross leases and modified gross leases required us to pay all or some property operating expenses and to provide all or some property management services. A portion of these property operating expenses were reimbursed by the tenants.
The future minimum lease payments, excluding tenant reimbursement revenue, scheduled to be received by us during the current terms of our leases as of December 31, 2024 were as follows (in thousands):

2025	$15,450
2026	14,840
2027	13,540
2028	12,135
2029	9,861
Thereafter	15,875
$81,701
Based on the Company’s anticipated holding period for the remaining property as of December 31, 2024, the Company has accrued approximately $2.7 million of contractual base cash rental payments, excluding reimbursements.
Rental revenue consists of the following (in thousands):

	Ten Months Ended October 31,	Year Ended December 31,
	2024	2023	2022
Lease payments	$28,468	$36,008	$37,846
Variable lease payments	15,148	19,328	20,917
Rental revenue	$43,616	$55,336	$58,763

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Other Assets
In accordance with the liquidation basis of accounting, deferred leasing costs and capitalized lease incentives have been written off as of December 31, 2024. The following table summarizes our deferred leasing costs and capitalized lease incentives as of December 31, 2023 (in thousands):

December 31,
2023
Deferred leasing costs	$21,356
Accumulated amortization	(10,540)
Deferred leasing costs, net	$10,816

Capitalized lease incentives	$3,471
Accumulated amortization	(2,278)
Capitalized lease incentives, net	$1,193
Note 8.  Shareholders’ Equity
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
During the year ended December 31, 2024, we did not repurchase any shares. During the year ended December 31, 2023, we repurchased and retired 3,018,411 of our common shares at a weighted average price of $18.78 per share, for a total investment of $56.7 million. During the year ended December 31, 2022, we repurchased and retired 6,110,646 of our common shares at a weighted average dividend adjusted price of $24.64 per share, for a total investment of $155.5 million. The share repurchases in 2022 discussed in this paragraph were completed prior to the special, one-time cash distributions in that year, which was in the amount of $1.00 per common share/unit paid on October 18, 2022. As of December 31, 2024, we had $150.0 million of remaining availability under our share repurchase program, which expires on June 30, 2025.
During the years ended December 31, 2024, 2023 and 2022, certain of our employees and former employees surrendered 162,599, 134,193 and 160,506 common shares owned by them, respectively, to satisfy their statutory tax withholding obligations in connection with the vesting of such common shares pursuant to our equity compensation plans.
Common Share and Unit Distributions:
On November 15, 2024, the Company announced that its Board of Trustees authorized an initial cash liquidating distribution of $19.00 per common share which was paid on December 6, 2024 to shareholders of record on November 25, 2024. On December 6, 2024, we paid this distribution to such shareholders in the aggregate amount of $2.0 billion. On November 15, 2024, the Company also updated the estimated aggregate shareholder liquidating distribution range of $19.50 to $21.00 per common share disclosed in its Definitive Proxy to an estimated aggregate shareholder liquidating distribution range of $20.00 to $21.00 per common share. On February 27, 2025, following the February 25, 2025 closing of the sale of 1225 Seventeenth Street in Denver, CO, the Company updated the aggregate shareholder liquidating distribution to an estimated range of $20.55 to $20.70 per common share.
On February 13, 2023, our Board of Trustees declared a special, one-time cash distribution of $4.25 per common share/unit to shareholders/unitholders of record on February 23, 2023. On March 9, 2023, we paid this distribution to such shareholders/unitholders in the aggregate amount of $468.3 million.

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On September 8, 2022, our Board of Trustees declared a special, one-time cash distribution of $1.00 per common share/unit to shareholders/unitholders of record on September 29, 2022. On October 18, 2022, we paid this distribution to such shareholders/unitholders in the aggregate amount of $111.0 million.
In February 2024, 2023 and 2022, the number of earned awards for recipients of the Company’s restricted stock units and market-based LTIP Units granted in January 2021, 2020, and 2019, respectively, was determined. Pursuant to the terms of such wards, we paid one-time catch-up cash distributions to these recipients in the aggregate amounts of $2.0 million, $1.8 million, and $1.5 million, in February 2024, 2023, and 2022, respectively, for distributions to common shareholders and unitholders declared by our Board of Trustees during such awards’ performance measurement period.
The following characterizes distributions paid per common share for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Ordinary income	—%	63.91%	99.07%
Return of capital	—%	36.09%	0.93%
Capital gain	—%	—%	—%
Cash liquidation distribution(1)	100.00%	—%	—%
Unrecaptured Section 1250 gain	—%	—%	—%
	100.00%	100.00%	100.00%
(1)Liquidation distributions are first applied against shareholder tax basis, but not below zero. To the extent liquidation distributions exceed shareholder tax basis, such excess is taxable gain in the year of receipt. To the extent liquidation distributions are less than shareholder tax basis, any loss will be recognized in the year the final liquidation distribution is received.
Series D Preferred Shares:
On November 12, 2024, in connection with the Plan of Sale, the Company announced that its Board of Trustees authorized payment of the liquidation preference to the holders of shares of the Company’s 6.50% Series D Cumulative Convertible Preferred Shares of beneficial interest, par value $0.01 per share (the Series D Preferred Shares). A payment of $25.00 per Series D Preferred Share, plus accrued dividends of $0.08576 per Series D Preferred Share, for the period from November 15, 2024 through December 3, 2024 (the Payment Date), was paid on the Payment Date to shareholders as of the Payment Date. This payment of $123.3 million paid all amounts due and owing the holders of the Company’s Series D Preferred Shares in connection with the previously disclosed shareholder approval of the Plan of Sale and, in accordance with the terms thereof, the Series D Preferred Shares have no right or claim to any of the remaining assets of the Company.
In conjunction with the payment of the liquidation preference, the Series D Preferred Shares were suspended from the NYSE before market open on the Payment Date. A Form 25 was filed with the SEC to effect the withdrawal of the listing of the Series D Preferred Shares from the NYSE.
With respect to our historical going concern financial statements, each of our 4,915,196 series D cumulative convertible preferred shares accrued dividends of $1.625, or 6.50% per annum of the liquidation amount, payable in equal quarterly payments. Our series D preferred shares were convertible, at the holder’s option, into our common shares at a conversion rate of 0.8204 common shares per series D preferred share, which is equivalent to a conversion price of $30.47 per common share, or 4,032,427 additional common shares at October 31, 2024. The conversion rate changed from 0.6846 to 0.8204 common shares per series D preferred share effective February 24, 2023 as a result of the common share distribution declared by our Board of Trustees in 2023. The conversion rate changed from 0.6585 to 0.6846 common shares per series D preferred share effective September 30, 2022 as a result of the common share distribution declared by our Board of Trustees in 2022. Prior to the liquidation preference payment, holders of 1,265 Series D preferred shares converted their Series D preferred shares to 1,037 common shares.

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Preferred Share Distributions:
Under our governing documents and Maryland law, distributions to our shareholders are to be authorized and declared by our Board of Trustees. In 2024, our Board of Trustees declared distributions on our series D preferred shares to date as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share
January 16, 2024	January 31, 2024	February 15, 2024	$0.40625
April 16, 2024	April 30, 2024	May 15, 2024	$0.40625
July 16, 2024	July 31, 2024	August 15, 2024	$0.40625
October 16, 2024	October 31, 2024	November 15, 2024	$0.40625
November 12, 2024	December 3, 2024	December 3, 2024	$25.08576
The following characterizes distributions paid per preferred share for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Ordinary income	6.08%	100.00%	100.00%
Return of capital	—%	—%	—%
Capital gain	—%	—%	—%
Cash liquidation distribution(1)	93.92%	—%	—%
Unrecaptured Section 1250 gain	—%	—%	—%
	100.0%	100.0%	100.00%
(1)Preferred shareholders will recognize taxable gain to the extent the liquidation distribution exceeds their tax basis. To the extent the liquidation distribution is less than the preferred shareholder’s tax basis, loss will be recognized.
Note 9.  Noncontrolling Interest
Noncontrolling interest represents the portion of the OP Units not beneficially owned by the Company. The ownership of an OP Unit and a common share of beneficial interest have essentially the same economic characteristics. Distributions with respect to OP Units will generally mirror distributions with respect to the Company’s common shares. Unitholders (other than the Company) generally have the right, commencing six months from the date of issuance of such OP Units, to cause the Operating Trust to redeem their OP Units in exchange for cash or, at the option of the Company, common shares of the Company on a one-for-one basis. As sole trustee, the Company has the sole discretion to elect whether the redemption right will be satisfied by the Company in cash or the Company’s common shares. As a result, the Noncontrolling interest is classified as permanent equity. As of December 31, 2024, the portion of the Operating Trust not beneficially owned by the Company is in the form of OP Units and LTIP Units (see Note 11 for a description of LTIP Units). LTIP Units may be subject to additional vesting requirements.

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in Equity Commonwealth’s issued and outstanding common shares and units for the year ended December 31, 2024:

	Common Shares	OP Units and LTIP Units	Total
Outstanding at January 1, 2024	106,847,438	226,018	107,073,456
Repurchase and surrender of shares	(162,599)	—	(162,599)
OP Unit redemption	84,133	(84,133)	—
Preferred share conversion	1,037	—	1,037
Share-based compensation grants and vesting, net of forfeitures	565,168	6,218	571,386
Outstanding at December 31, 2024	107,335,177	148,103	107,483,280
Noncontrolling ownership interest in the Operating Trust			0.14%
The carrying value of the Noncontrolling interest is allocated based on the number of OP Units and LTIP Units in proportion to the number of OP Units and LTIP Units plus the number of common shares. We adjust the Noncontrolling interest balance at the end of each period to reflect the noncontrolling partners’ interest in the net assets of the Operating Trust. Net income is allocated to the Noncontrolling interest in the Operating Trust based on the weighted average ownership percentage during the period. Equity Commonwealth’s weighted average ownership interest in the Operating Trust was 99.84%, 99.69% and 99.75%, respectively, for the years ended December 31, 2024, 2023 and 2022.
Note 10.  Income Taxes
Our provision for income taxes consists of the following (in thousands):

	Ten Months Ended October 31,	Year Ended December 31,
	2024	2023	2022
Current:
State and local	$(486)	$(50)	$(103)
Federal	—	(1,816)	(350)
Income tax expense	$(486)	$(1,866)	$(453)
During the ten months ended October 31, 2024 and years ended December 31, 2023 and 2022, we recorded (expense) benefit of $(0.4) million, $0.1 million and $0.0 million, respectively, related to uncertain tax positions, as part of our income tax provision.
A reconciliation of our effective tax rate and the U.S. Federal statutory income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Taxes at statutory U.S. federal income tax rate	21.00%	21.00%	21.00%
Dividends paid deduction and net operating loss utilization	(21.00)%	(21.00)%	(21.00)%
Federal taxes	—%	1.95%	0.93%
State and local income taxes	1.53%	0.05%	0.27%
Effective tax rate	1.53%	2.00%	1.20%
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
At December 31, 2024 and 2023, we had federal net operating loss, or NOL, carryforwards of $29 million and $29 million, respectively. These amounts can be used to offset future taxable income, if any. The REIT will be entitled to utilize NOL carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. NOLs arising in

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

taxable years ending before January 1, 2018 can generally be carried forward 20 years, with no carryforward limitation on NOLs generated after that date. NOL carryforwards of $18 million expire in 2037 and NOL carryforwards of $11 million never expire.
Note 11. Share-Based Compensation
Equity Commonwealth 2015 Omnibus Incentive Plan (2015 Omnibus Plan)
On June 16, 2015, at our 2015 annual meeting of shareholders, our shareholders approved the 2015 Omnibus Plan. The 2015 Omnibus Plan replaced the Equity Commonwealth 2012 Equity Compensation Plan (as amended, the 2012 Plan). The Board of Trustees approved the 2015 Omnibus Plan, subject to shareholder approval, on March 18, 2015 (the Effective Date). On January 26, 2016, the Board of Trustees approved an amendment to the 2015 Omnibus Plan to allow the Compensation Committee (Committee) to authorize in an award agreement a transfer of all or a part of certain equity awards not for value to a “family member” (as defined in the 2015 Incentive Plan). At our annual meeting of shareholders on June 20, 2019, our shareholders approved an amendment to the 2015 Omnibus Plan to increase the number of common shares of beneficial interest authorized thereunder by 2,500,000, and, at our annual meeting of shareholders on June 13, 2023, our shareholders approved an amendment to the 2015 Omnibus Plan to increase the number of common shares of beneficial interest authorized thereunder by 1,650,000 (hereafter, as amended, the 2015 Omnibus Plan). The following description of certain terms of the 2015 Omnibus Plan is qualified in all respects by the terms of the 2015 Omnibus Plan.
Eligibility. Awards may be granted under the 2015 Omnibus Plan to employees, officers and non-employee directors of the Company, its subsidiaries or its affiliates, or consultants and advisors (who are natural persons) providing services to the Company, its subsidiaries or its affiliates, or any other person whose participation in the 2015 Omnibus Plan is determined by the Committee to be in the best interests of the Company.
Term. The 2015 Omnibus Plan terminates automatically ten years after the Effective Date, unless it is terminated earlier by the Board of Trustees.
Shares Available for Issuance. Subject to adjustment as provided in the 2015 Omnibus Plan, the maximum number of common shares of the Company that are available for issuance under the 2015 Omnibus Plan is 7,400,000 shares.
Awards. The following types of awards may be made under the 2015 Omnibus Plan, subject to limitations set forth in the 2015 Omnibus Plan:
· Stock options;
· Stock appreciation rights;
· Restricted stock;
· Restricted stock units;
· Unrestricted stock;
· Dividend equivalent rights;
· Performance shares and other performance-based awards;
· Limited partnership interests in any partnership entity through which the Company conducts or may conduct its business;
· Other equity-based awards; and
· Cash awards.
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

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Administration. The 2015 Omnibus Plan will be administered by the Committee, which will determine all terms and recipients of awards under the 2015 Omnibus Plan.
2024 Equity Award Activity
On January 29, 2024, the Committee approved grants in the aggregate amount of 142,146 restricted shares and 288,596 RSUs at target (719,326 RSUs at maximum) to the Company’s officers and certain employees, as part of their compensation for fiscal year 2023. The restricted shares were valued at $19.36 per share, the closing price of our common shares on the New York Stock Exchange, or NYSE, on the grant date.
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
During the year ended December 31, 2024, 391,932 RSUs vested, and, as a result, we issued 391,932 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations (see Note 8).
2023 Equity Award Activity
On January 26, 2023, the Committee approved grants in the aggregate amount of 132,794 restricted shares and 269,609 RSUs at target (672,000 RSUs at maximum) to the Company’s officers, certain employees, and to Mr. Zell, the former Chairman of our Board of Trustees, as part of their compensation for fiscal year 2022. The restricted shares were valued at $25.61 per share, the closing price of our common shares on the NYSE on the grant date.
On June 13, 2023, in accordance with the Company’s compensation program for independent Trustees, the Committee awarded each of the six independent Trustees $0.1 million in restricted shares or time-based LTIP Units as part of their compensation for the 2023-2024 year of service on the Board of Trustees. These awards equated to 5,773 shares or time-based LTIP Units per Trustee, for a total of 28,865 shares and 5,773 time-based LTIP Units, valued at $20.79 per share and unit, the closing price of our common shares on the NYSE on the grant date. These shares and time-based LTIP Units vested on June 13, 2024.
During the year ended December 31, 2023, 274,739 RSUs vested, and, as a result, we issued 274,739 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations (see Note 8).
2022 Equity Award Activity
On January 26, 2022, the Committee approved grants in the aggregate amount of 29,071 time-based LTIP Units, 59,024 market-based LTIP Units at target (147,117 market-based LTIP Units at maximum), 92,573 restricted shares and 187,951 RSUs at target (468,468 RSUs at maximum) to the Company’s officers, certain employees, and to Mr. Zell, the former Chairman of our Board of Trustees, as part of their compensation for fiscal year 2021. The restricted shares and time-based LTIP Units were valued at $25.50 per share/unit, the closing price of our common shares on the NYSE on the grant date.

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On June 21, 2022, in accordance with the Company’s compensation plan for independent Trustees, the Committee awarded each of the six independent Trustees $0.1 million in restricted shares or time-based LTIP Units as part of their compensation for the 2022-2023 year of service on the Board of Trustees. These awards equated to 3,604 shares or time-based LTIP Units per Trustee, for a total of 18,020 shares and 3,604 time-based LTIP Units, valued at $27.75 per share and unit, the closing price of our common shares on the NYSE on that day. These shares and time-based LTIP Units vested on June 21, 2023.
During the year ended December 31, 2022, 382,993 RSUs vested, and, as a result, we issued 382,993 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations (see Note 8).
Outstanding Equity Awards
The table below presents a summary of restricted share, RSU and LTIP Unit activity for the years ended December 31, 2024, 2023 and 2022:

	Number of Restricted Shares and Time-Based LTIP Units	Weighted Average Grant Date Fair Value	Number of RSUs and Market-Based LTIP Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	341,370	$30.35	1,979,572	$15.61
Granted	143,268	25.84	615,585	14.09
Vested	(125,958)	30.15	(382,993)	15.46
Not earned(1)	—	—	(358,692)	15.91
Forfeited	—	—	—	—
Outstanding at December 31, 2022	358,680	$28.62	1,853,472	$15.13
Granted	167,432	24.61	672,000	14.65
Vested	(195,521)	29.07	(350,484)	16.07
Not earned(1)	—	—	(136,212)	16.12
Forfeited	—	—	—	—
Outstanding at December 31, 2023	330,591	$26.32	2,038,776	$14.74
Granted	179,454	19.35	719,326	10.86
Vested	(115,265)	26.74	(391,932)	15.47
Not earned(1)	—	—	(231,988)	15.19
Forfeited	—	—	—	—
Outstanding at December 31, 2024	394,780	$23.03	2,134,182	$13.24
(1) The table presents the maximum number of shares issued or issuable from outstanding equity awards. RSUs and market-based LTIP Units not earned are the shares market-based award recipients do not receive based on the performance measurement completed at the end of the performance period.
The unvested restricted shares, time based LTIP Units, and RSUs and Market-Based LTIP Units, to the extent they become earned, are scheduled to vest between 2025 and 2028 or upon a change in control of the company if such change in control occurs before their scheduled vesting date. Our Board determined that a change in control occurred on February 25, 2025 as a result of the sale of 1225 Seventeenth Street Plaza, which it determined constituted a sale of substantially all of our assets. Accordingly, equity awards outstanding that remain unvested on February 25, 2025 will vest on an accelerated basis. Compensation expense for the restricted share and time-based LTIP Units through October 31, 2024 was recognized on a straight-line basis over the requisite service period (through their respective scheduled vesting date) for each separately vesting portion of the award.
In December 2024, as part of the Plan of Sale and to facilitate an efficient wind-down of the Company, the Company terminated its various Registration Statements on Form S-8, which were used to register the Company’s common shares reserved for issuance as equity awards pursuant to the 2015 Omnibus Plan. As a result, the Company will not be able to issue additional shares under the 2015 Omnibus Plan with respect to the portion of any outstanding performance-based awards that is

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

determined to be earned in light of above-target performance. Consequently, on January 27, 2025, the Compensation Committee amended the 2022 Performance-Based Awards granted to our employees who received January 26, 2022 Performance-Based Awards, including our named executive officers, to provide that such awards would be settled in cash as to the portion of the 2022 Performance-Based Awards measured above target, with 50% of such awards vesting on February 4, 2025, when the Compensation Committee approved the performance measurement, and 50% of such awards scheduled to vest on the Measurement Date in February of 2026, subject to the terms and conditions of the applicable award agreements.
The assumptions and fair values for the RSUs and market-based LTIP Units granted for the years ended December 31, 2024, 2023 and 2022 are included in the following table on a per share and unit basis.

	2024	2023	2022
Fair value of RSUs and market-based LTIP Units granted at the target amount	$27.08	$36.51	$35.11
Fair value of RSUs and market-based LTIP Units granted at the maximum amount	$10.86	$14.65	$14.09
Expected term (years)	4	4	4
Expected volatility	15.46%	18.47%	17.04%
Expected dividend yield	—%	—%	—%
Risk-free rate	4.06%	3.84%	1.39%
During the ten months ended October 31, 2024 and years ended December 31, 2023 and 2022, we recorded $9.1 million, $16.0 million and $11.9 million, respectively, of compensation expense, net of forfeitures, in general and administrative expense for grants to our trustees, employees and an eligible consultant related to our equity compensation plans. Compensation expense recorded during the ten months ended October 31, 2024 and years ended December 31, 2023 and 2022 includes $0.4 million, $5.2 million and $0.4 million, respectively, of accelerated vesting due to staffing reductions in 2024, the passing of our former Chairman in 2023 and staffing reductions in 2022. Forfeitures are recognized as they occur. At December 31, 2024, while 1,406,557 shares/units technically remain available for issuance under the 2015 Omnibus Plan, in light of the termination of various Registration Statements on Form S-8, which were used to register the Company’s common shares reserved for issuance as equity awards pursuant to the 2015 Omnibus Plan, any such shares would not be registered and therefore the Company will not potentially be able to issue any such shares.
Note 12.  Fair Value of Assets and Liabilities
Properties Held for Sale (Going Concern Basis)
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
At September 30, 2024, we had classified 1250 H Street, NW, 206 East 9th Street and Bridgepoint Square as held for sale in accordance with ASC 360. As a result of our current estimates of market value less estimated costs to sell, it was necessary to record impairment charges for the ten months ended October 31, 2024 of $49.3 million which includes $16.3 million of impairment related to non-real estate assets. We determined these impairments based on contractual purchase prices for the properties, which are level 2 inputs according to the fair value hierarchy established in ASC 820. We reduced the aggregate carrying values of these properties from $136.9 million to their estimated fair value less estimated costs to sell of $87.6 million. These properties were sold in the fourth quarter of 2024 (See Note 6).

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments (Going Concern Basis)
Our financial instruments include our cash and cash equivalents. At December 31, 2024 and 2023, the fair value of these financial instruments was not different from their carrying values.
Other financial instruments that potentially subject us to concentrations of credit risk consist principally of rents receivable. As of December 31, 2024, three individual tenants were responsible for more than 10% of our future minimum lease payments, excluding tenant reimbursement revenue (see Note 6). These tenants, CBRE, Inc., Salesforce.com, Inc., and KPMG, LLP individually accounted for 16.5%, 12.0% and 10.2%, respectively, of our future minimum lease payments, excluding tenant reimbursement revenue.
Note 13.  Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	Ten Months Ended October 31,	Year Ended December 31,
	2024	2023	2022
Numerator for earnings per common share - basic:
Net income	$31,715	$91,445	$37,357
Net income attributable to noncontrolling interest	(63)	(281)	(94)
Preferred distributions	(7,988)	(7,988)	(7,988)
Numerator for net income per share - basic	$23,664	$83,176	$29,275

Numerator for earnings per common share - diluted:
Net income	$31,715	$91,445	$37,357
Net income attributable to noncontrolling interest	(63)	(281)	(94)
Preferred distributions	(7,988)	(7,988)	(7,988)
Numerator for net income per share - diluted	$23,664	$83,176	$29,275

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic(1)	107,373	108,841	111,674
RSUs(2)	844	1,224	970
LTIP Units(3)	103	120	181
Weighted average number of common shares outstanding - diluted	108,320	110,185	112,825

Net income per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.22	$0.76	$0.26
Diluted	$0.22	$0.75	$0.26

Anti-dilutive securities(4):
Effect of Series D preferred shares; 6.50% cumulative convertible	4,032	4,032	3,365
Effect of OP Units and time-based LTIP Units(5)	177	335	276
(1) The ten months ended October 31, 2024 and years ended December 31, 2023 and 2022, include 129, 127, and 105 weighted-average, unvested, earned RSUs, respectively.
(2) Represents the weighted-average number of common shares that would have been issued if the year-end was the measurement date for unvested, unearned RSUs.

EQUITY COMMONWEALTH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Represents the weighted-average dilutive shares issuable from market-based LTIP Units if the year-end was the measurement date for the periods shown.
(4) These securities are excluded from the diluted earnings per share calculation for one or more of the years presented because including them results in anti-dilution.
(5) Beneficial interests in the Operating Trust.
Note 14.  Segment Information
 Our primary business was the ownership and operation of office properties, and we have one reportable segment. One hundred percent of our revenues for the ten months ended October 31, 2024 were from office properties.
We define our segments the basis in which internally reported financial information is regularly reviewed by the chief operating decision maker, or CODM, to analyze financial performance, make decisions, and allocate resources. Our CODM is our Executive Vice President and Chief Operating Officer. Our CODM uses components of net income in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources. Our significant segment expenses include operating expenses and general administrative expenses which are presented on our consolidated statements of operations.
Note 15.  Related Person Transactions
The following discussion includes a description of our related person transactions for the years ended December 31, 2024, 2023 and 2022.
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
In December 2021, we entered into a second amendment to our July 2015 lease with Two North Riverside Plaza Joint Venture Limited Partnership to occupy office space on the twentieth and twenty-first floors of Two North Riverside Plaza in Chicago, Illinois. The amendment extended the lease term for one year, through December 31, 2022, with no renewal options, for a lease payment of $0.4 million per year. In December 2022, we entered into a third amendment to the lease extending the lease term for one year, through December 31, 2023, with no renewal options, for a lease payment of $0.4 million per year. In August 2023, we entered into a fourth amendment to the lease extending the lease term for one year, through December 31, 2024, with no renewal options and contracting square feet to the existing space on the twentieth floor, for a lease payment of $0.4 million per year. In April 2024, we entered into a fifth amendment to the lease extending the lease term for two additional years, through December 31, 2026, with no renewal options (as amended by the first through fifth lease amendments, the Two North Office Lease), for a lease payment of $0.4 million per year. The Two North Office Lease allows EQC to terminate the lease early for a termination fee equal to three-months’ base rent.
During the ten months ended October 31, 2024 and years ended December 31, 2023 and 2022, we recognized expenses of $0.3 million, $0.4 million and $0.4 million, respectively, pursuant to the Two North Office Lease. The future minimum lease payments and the early termination fee are $0.4 million and are included in liabilities for estimated costs in excess of estimated receipts during liquidation on the consolidated statement of net assets as of December 31, 2024. As of December 31, 2023, we did not have any amounts due to Two North Riverside Plaza Joint Venture Limited Partnership pursuant to the Two North Office Lease.
Note 16.  Subsequent Events
On February 25, 2025, we sold 1225 Seventeenth Street, a 709,402 square foot office property, located in Denver, Colorado, for a gross sale price of $132.5 million.

EQUITY COMMONWEALTH
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION LIQUIDATION BASIS
December 31, 2024
(dollars in thousands)

			Initial Cost to Company				Cost Amount Carried at Close of Period
Property	City	State	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition, Net	Impairment/Write Downs	Land(1)	Buildings and Improvements(1)	Accumulated Depreciation(2)	Net Liquidation Adjustment	Total	Date Acquired	Original Construction Date
1225 Seventeenth Street	Denver	CO	$22,400	$110,090	$54,409	$(5,560)	$22,400	$158,939	$69,818	$20,979	$132,500	6/24/2009	1982

S-1

EQUITY COMMONWEALTH
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION LIQUIDATION BASIS
December 31, 2024
(dollars in thousands)

Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at January 1, 2022 (Going Concern Basis)	$406,102	$156,439
Additions	4,002	15,072
Disposals	(1,981)	(1,981)
Balance at December 31, 2022 (Going Concern Basis)	408,123	169,530
Additions	7,638	14,879
Disposals	(3,874)	(3,874)
Balance at December 31, 2023 (Going Concern Basis)	411,887	180,535
Additions	12,273	7,538
Loss on asset impairment	(32,960)	—
Disposals	(209,861)	(118,255)
Net liquidation adjustment	(48,839)	(69,818)
Balance at December 31, 2024 (Liquidation Basis)	$132,500	$—
(1)Excludes value of real estate intangibles. Aggregate cost for federal income tax purposes is $209,600.
(2)Depreciation is calculated using the straight-line method over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property. Depreciation expense was not recorded subsequent to October 31, 2024 as a result of the adoption of the Plan of Sale.

S-2