Form 10-Q
period 2025-03-31
Equity Commonwealth
filed 2025-05-06
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of May 2, 2025:  107,751,132.

EQUITY COMMONWEALTH

FORM 10-Q

March 31, 2025

EXPLANATORY NOTE

References in this Quarterly Report on Form 10-Q to the “Company,” “EQC,” “we,” “us” or “our,” refer to Equity Commonwealth and its consolidated subsidiaries as of March 31, 2025, unless the context indicates otherwise.

i

PART I.      Financial Information

Item 1.         Financial Statements.
EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(Unaudited, amounts in thousands)

	March 31, 2025	December 31, 2024
		(audited)
ASSETS
Real estate	$—	$132,500
Cash and cash equivalents	227,271	160,511
Rents receivable and other assets	386	613
Total assets	$227,657	$293,624

LIABILITIES
Liabilities for estimated costs in excess of estimated receipts during liquidation	$50,996	$100,019
Accounts payable and accrued expenses	166	10,908
Distributions payable	—	3,842
Total liabilities	$51,162	$114,769
Commitments and contingencies
Net assets in liquidation attributable to Equity Commonwealth common shareholders	176,408	178,605
Net assets in liquidation attributable to noncontrolling interest	87	250
Net assets in liquidation	$176,495	$178,855
See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
(Unaudited, amounts in thousands)

Three Months Ended March 31, 2025
Net assets in liquidation, beginning of period	$178,855
Changes in net assets in liquidation:
Remeasurement of liabilities	(2,360)
Net decrease in liquidation value	(2,360)
Changes in net assets in liquidation	(2,360)
Net assets in liquidation, end of period	$176,495
See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Going Concern Basis)
(Unaudited, amounts in thousands, except per share data)

Three Months Ended March 31,
2024
Revenues:
Rental revenue	$13,893
Other revenue	1,297
Total revenues	15,190
Expenses:
Operating expenses	6,534
Depreciation and amortization	4,357
General and administrative	8,323
Total expenses	19,214
Interest and other income, net	29,512
Income before income taxes	25,488
Income tax expense	(30)
Net income	25,458
Net income attributable to noncontrolling interest	(53)
Net income attributable to Equity Commonwealth	25,405
Preferred distributions	(1,997)
Net income attributable to Equity Commonwealth common shareholders	$23,408

Weighted average common shares outstanding — basic	107,216
Weighted average common shares outstanding — diluted	108,224
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.22
Diluted	$0.22

See accompanying notes.

EQUITY COMMONWEALTH
 CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Going Concern Basis)
(Unaudited, amounts in thousands, except share data)

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

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(amounts in thousands)
(unaudited)

Three Months Ended March 31,
2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,626
Straight-line rental income	(223)
Other amortization	731
Share-based compensation	2,565
Change in assets and liabilities:
Rents receivable and other assets	(793)
Accounts payable, accrued expenses and other	(9,097)
Rent collected in advance	176
Net cash provided by operating activities	22,443

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(5,055)
Cash used in investing activities	(5,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common shares	(3,056)
Distributions to common shareholders	(2,036)
Distributions to preferred shareholders	(1,997)
Net cash used in financing activities	(7,089)

Increase in cash and cash equivalents	10,299
Cash and cash equivalents at beginning of period	2,160,535
Cash and cash equivalents at end of period	$2,170,834
See accompanying notes.

EQUITY COMMONWEALTH
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

Three Months Ended March 31,
2024
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$5,433

NON-CASH FINANCING ACTIVITIES:
Distributions payable	$3,359
OP Unit redemption	86
See accompanying notes.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business
Equity Commonwealth, or the Company, is a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland. Our business was primarily the ownership and operation of office properties in the United States.
The Company operates in an umbrella partnership real estate investment trust, or UPREIT, and conducts substantially all of its activities through EQC Operating Trust, a Maryland real estate investment trust, or the Operating Trust. The Company beneficially owned 99.86% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust, or OP Units, as of March 31, 2025, and the Company is the sole trustee of the Operating Trust.  As the sole trustee, the Company generally has the power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.
As of March 31, 2025, we did not own any properties, and we had $227.3 million of cash and cash equivalents with no debt outstanding.
On April 1, 2025, the Company announced that, in connection with its Plan of Sale and Dissolution, or the Plan of Sale, approved by its shareholders on November 12, 2024, the Board authorized the Company’s final cash liquidating distribution of $1.60 per common share to be paid on April 22, 2025 to shareholders of record as of April 11, 2025. On April 22, 2025, we paid this distribution to such shareholders in the aggregate amount of $172.4 million. This brings the aggregate cash liquidating distributions to $20.60 per common share, inclusive of $19.00 per share paid in December 2024.
On April 11, 2025, in connection with the Plan of Sale and the Company’s final cash liquidating distribution, the Company filed a Form 25 (Notification of Removal from Listing) with the SEC and the NYSE relating to the delisting of the common shares. The Company’s last day of trading on NYSE was April 21, 2025.
Since 2014, we have accomplished the following: (i) disposed of 168 properties and three land parcels totaling 45.8 million square feet for an aggregate gross sales price of $7.2 billion, as well as $704.8 million of common shares of Select Income REIT, (ii) retired $3.4 billion of debt and preferred shares, (iii) repurchased $652.1 million of our common shares, and (iv) paid $4.0 billion in distributions to our common shareholders.
Note 2.  Plan of Sale
On October 2, 2024, the Company filed a definitive proxy statement, or the Definitive Proxy, with the U.S. Securities and Exchange Commission, or SEC, related to a Special Meeting of Shareholders, or the Special Shareholder Meeting, for the following purposes: (i) to consider and vote upon the Plan of Sale, including the wind-down and complete liquidation of the Company, and the dissolution and termination of the Company, including the establishment of a Liquidating Entity (as defined in the Definitive Proxy), and (ii) on an advisory, non-binding basis, to consider and vote upon compensation that may become payable by the Company to its named executive officers in connection with the Plan of Sale, or the Executive Compensation Proposal. The Plan of Sale, which the Company’s Board of Trustees, the Board, determined was in the best interests of the Company and its shareholders, authorized the Company to sell all of its remaining properties, wind-down the Company’s affairs and distribute the net proceeds to shareholders. At the special shareholder meeting held on November 12, 2024, the Company’s shareholders approved both proposals with: (i) 85.5% of outstanding shares, and 99% of votes cast, in favor of the Plan of Sale proposal (two-thirds of outstanding shares required for approval), and (ii) 86.7% of votes cast in favor of the Executive Compensation Proposal (majority of votes cast required for approval).
The Plan of Sale authorized the Company to sell its remaining properties without further shareholder approval, pay or establish a reserve fund for all actual and contingent liabilities, distribute net proceeds to shareholders, and wind-down the Company’s affairs, including the complete liquidation and dissolution of the Company. The Plan of Sale also authorized the Board to establish or convert into a Liquidating Entity.
While the Company can provide no assurances as to the ultimate timing of the complete liquidation and dissolution of the Company, the Company paid its final cash liquidating distribution on April 22, 2025 (See Notes 7 and 15) and is likely to dissolve and transfer its remaining assets and liabilities into a Liquidating Entity before the end of the second quarter of 2025.
Upon establishing or converting to the Liquidating Entity, the Company’s common shares will then be converted into beneficial interest units in the Liquidating Entity, on a one for one basis. The purpose of the Liquidating Entity will be to pay any remaining liabilities and distribute any remaining proceeds to the holders of the interests in the Liquidating Entity. We expect that the distributions from the Liquidating Entity, if any, would be nominal.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company expects to comply with the requirements necessary to continue to qualify as a REIT through its liquidation and dissolution, until such time as any remaining assets are transferred to a Liquidating Entity; provided, however, that the Board may elect to terminate the Company’s status as a REIT if it determines that such termination would be in the best interest of the shareholders.
Note 3.  Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements of EQC have been prepared without audit.  Certain information and footnote disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are appropriate.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K, or our Annual Report, for the year ended December 31, 2024.  Capitalized terms used, but not defined in this Quarterly Report, have the same meanings as in our Annual Report.
In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances with or among our subsidiaries have been eliminated. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
The accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with GAAP, as contained within the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, including Subtopic 205-30, “Liquidation Basis of Accounting,” as indicated, and the rules and regulations of the SEC.
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
The Company accrues costs and revenues that it expects to incur and earn as it carries out its liquidation activities through the end of the projected liquidation period to the extent it has a reasonable basis for estimation. Estimated costs expected to be incurred through the end of the liquidation period include budgeted property expenses and corporate overhead, costs to dispose of its real estate property, costs associated with satisfying known and contingent liabilities and other costs associated with the winding down and dissolution of the Company. Revenues are based on the in place leases at properties prior to their sale. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the consolidated statement of net assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Sale” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion.
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

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Use of Estimates
Preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes.  The Company is required to estimate all costs and revenue it expects to incur and earn through the end of liquidation. All of the estimates and evaluations are susceptible to change and actual results could differ from these estimates.
New Accounting Pronouncements
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

Note 4.  Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation
The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Sale. As of March 31, 2025, the Company estimated that it will have costs in excess of estimated receipts during the liquidation process. These amounts can vary significantly due to, among other things, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding down of operations. These costs are estimated and are anticipated to be paid out over the liquidation period which is estimated to be complete by September 30, 2025, however, no assurances can be provided that this date will be met.
The change in the liabilities for estimated costs in excess of estimated receipts during liquidation for the three months ended March 31, 2025 is as follows (in thousands):

	December 31, 2024	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	March 31, 2025
Assets
Estimated net inflows from real estate	$1,125	$(388)	$114	$851
Estimated inflows from interest income	3,493	(2,299)	27	1,221
	4,618	(2,687)	141	2,072

Liabilities
Liquidation transaction costs(1)	(41,819)	5,397	(548)	(36,970)
General and administrative expenses	(30,993)	14,783	112	(16,098)
Liquidating catch-up distributions on unearned equity awards	(23,764)	25,664	(1,900)	—
Capital expenditures and tenant lease obligations	(8,061)	8,065	(4)	—
	(104,637)	53,909	(2,340)	(53,068)
Total liabilities for estimated costs in excess of estimated receipts during liquidation	$(100,019)	$51,222	$(2,199)	$(50,996)
(1) Liquidation transaction costs primarily include severance expenses, advisory fees and other professional services expenses.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5.  Net Assets in Liquidation
There were 107,751,132 common shares outstanding at March 31, 2025 (See Note 8). The net assets in liquidation as of March 31, 2025 were $176.5 million. Net assets in liquidation include projections of costs and expenses to be incurred during the estimated period required to complete the Plan of Sale. There is inherent uncertainty with these estimates and projections, and they could change materially based on, among other things, changes in the underlying assumptions of the projected cash flows. Cumulative cash liquidating distributions paid to common shareholders are $2.2 billion ($20.60 per common share) and include the initial $2.0 billion ($19.00 per common share) paid prior to December 31, 2024 and the final $172.4 million ($1.60 per common share) paid on April 22, 2025.
Note 6.  Real Estate Properties
During the three months ended March 31, 2025 and 2024, we made improvements, excluding tenant-funded improvements, to our properties totaling $0.1 million and $7.6 million, respectively.
Property Dispositions:
We did not sell any properties during the three months ended March 31, 2024. On February 25, 2025, we sold 1225 Seventeenth Street, a 709,402 square foot office property, located in Denver, Colorado, for a gross sale price of $132.5 million.
Lease Payments
Rental revenue consists of the following (in thousands):

Three Months Ended March 31,
2024
Lease payments	$8,816
Variable lease payments	5,077
$13,893
Note 7.  Shareholders’ Equity
Common Share Issuances
See Note 10 for information regarding equity issuances related to share-based compensation.
Common Share Repurchases
We did not repurchase any common shares under our share repurchase program during the three months ended March 31, 2025. As of March 31, 2025, we had $150.0 million of remaining availability under our share repurchase program, which expires on June 30, 2025.
During the three months ended March 31, 2025 and 2024, certain of our employees and former employees surrendered 510,000 and 161,837 common shares owned by them, respectively, to satisfy their statutory tax withholding obligations in connection with the vesting of such common shares pursuant to our equity compensation plans.
Common Share Distributions
On November 15, 2024, the Company announced that its Board authorized an initial cash liquidating distribution of $19.00 per common share to be paid on December 6, 2024 to shareholders of record as of November 25, 2024. On December 6, 2024, we paid this distribution to such shareholders in the aggregate amount of $2.0 billion. On April 1, 2025, the Company announced that its Board authorized the Company’s final cash liquidating distribution of $1.60 per common share to be paid on April 22, 2025 to shareholders of record as of April 11, 2025. On April 22, 2025, we paid this distribution to such shareholders in the aggregate amount of $172.4 million. This brings the aggregate cash liquidating distributions to $20.60 per common share, inclusive of the $19.00 per share paid in December 2024.
In February 2025, the number of earned awards for recipients of the Company’s restricted stock units granted in January 2022 was determined. Pursuant to the terms of such awards, we paid one-time catch-up cash distributions to these recipients in the aggregate amount of $12.5 million, for distributions to common shareholders declared by our Board of Trustees during such awards’ performance measurement period.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our Board determined that a change in control occurred on February 25, 2025 as a result of the sale of 1225 Seventeenth Street Plaza, which it determined constituted a sale of substantially all of our assets. Accordingly, all unvested equity awards outstanding on February 25, 2025 vested on an accelerated basis and in March 2025, the number of earned awards for recipients of the Company’s restricted stock units granted in January 2023 and 2024 was determined. Pursuant to the terms of such awards, we paid one-time catch-up cash distributions to these recipients in the aggregate amount of $17.5 million, for distributions to common shareholders declared by our Board of Trustees during such awards’ performance measurement period.
Note 8.  Noncontrolling Interest
Noncontrolling interest represents the portion of the OP Units not beneficially owned by the Company. The ownership of an OP Unit and a common share of beneficial interest have essentially the same economic characteristics. Distributions with respect to OP Units will generally mirror distributions with respect to the Company’s common shares. Unitholders (other than the Company) generally have the right, commencing six months from the date of issuance of such OP Units, to cause the Operating Trust to redeem their OP Units in exchange for cash or, at the option of the Company, common shares of the Company on a one-for-one basis. As sole trustee, the Company has the sole discretion to elect whether the redemption right will be satisfied by the Company in cash or the Company’s common shares. As a result, the Noncontrolling interest is classified as permanent equity. As of March 31, 2025, the portion of the Operating Trust not beneficially owned by the Company is in the form of OP Units and LTIP Units (see Note 7 for a description of LTIP Units). LTIP Units may be subject to additional vesting requirements.
The following table presents the changes in Equity Commonwealth’s issued and outstanding common shares and units for the three months ended March 31, 2025:

	Common Shares	OP Units and LTIP Units(1)	Total
Outstanding at January 1, 2025	107,335,177	148,103	107,483,280
Repurchase and surrender of shares	(510,000)	—	(510,000)
OP Unit redemption	52,549	(52,549)	—
Share-based compensation grants and vesting, net of forfeitures	873,406	59,024	932,430
Outstanding at March 31, 2025	107,751,132	154,578	107,905,710
Noncontrolling ownership interest in the Operating Trust			0.14%
(1) It is unlikely that 101,634 LTIP Units outstanding as of March 31, 2025, will participate in any Company liquidating distributions. The noncontrolling ownership interest in the Operating Trust that is likely to participate in liquidating distributions as of March 31, 2025 is 0.05%
The carrying value of the Noncontrolling interest is allocated based on the number of OP Units and LTIP Units in proportion to the number of OP Units and LTIP Units plus the number of common shares. We adjust the Noncontrolling interest balance at the end of each period to reflect the noncontrolling partners’ interest in the net assets of the Operating Trust.
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

Three Months Ended March 31,
2024
Current:
State and local	$(30)
Income tax expense	$(30)

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10. Share-Based Compensation
Recipients of the Company’s restricted shares have the same voting rights as any other common shareholder. During the period of restriction, holders of unvested restricted shares are eligible to receive dividend payments on their shares at the same rate and on the same date as any other common shareholder.  The restricted shares are service based awards and vested over a service period determined by the Compensation Committee of our Board of Trustees, or the Compensation Committee.
Recipients of the Company’s restricted stock units, or RSUs, are entitled to receive dividends with respect to the common shares underlying the RSUs if and when the RSUs are earned, at which time the recipient will be entitled to receive an amount in cash equal to the aggregate amount of cash dividends that would have been paid in respect to the common shares underlying the recipient’s earned RSUs had such common shares been issued to the recipient on the first day of the performance period. To the extent that an award does not vest, the dividends related to unvested RSUs will be forfeited. The RSUs are market-based awards with a service condition and recipients may earn RSUs based on the Company’s total shareholder return, or TSR, relative to the TSRs of the companies that comprise the Nareit Office Index over a three-year performance period. Following the end of the three-year performance period, the number of earned awards will be determined. The earned awards vested in two tranches with 50% of the earned award vesting following the end of the performance period on the date the Compensation Committee determines the level of achievement of the performance metric and the remaining 50% of the earned award vesting approximately one year thereafter, subject to the grant recipient’s continued employment. Compensation expense for the RSUs was determined using a Monte Carlo simulation model and was recognized ratably from the grant date to the vesting date of each tranche.
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
Our Board determined that a change in control occurred on February 25, 2025 as a result of the sale of 1225 Seventeenth Street Plaza, which it determined constituted a sale of substantially all of our assets. Accordingly, equity awards outstanding that remained unvested on February 25, 2025 vested on an accelerated basis.
2025 Equity Award Activity
During the three months ended March 31, 2025, 873,406 RSUs vested, and, as a result, we issued 873,406 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations (see Note 7).
In December 2024, as part of the Plan of Sale and to facilitate an efficient wind-down of the Company, the Company terminated its various Registration Statements on Form S-8, which were used to register the Company’s common shares reserved for issuance as equity awards pursuant to the 2015 Omnibus Plan. As a result, the Company was not able to issue additional shares under the 2015 Omnibus Plan with respect to the portion of any outstanding performance-based awards that was determined to be earned as a result of above-target performance. Consequently, on January 27, 2025, the Compensation Committee amended the 2022 Performance-Based Awards granted to our employees who received January 26, 2022 Performance-Based Awards, including our named executive officers, to provide that such awards would be settled in cash as to the portion of the 2022 Performance-Based Awards measured above target, with 50% of such awards vesting on February 4, 2025, when the Compensation Committee approved the performance measurement, and 50% of such awards vesting on the change in control date, subject to the terms and conditions of the applicable award agreements.
2024 Equity Award Activity
During the three months ended March 31, 2024, 391,061 RSUs vested, and, as a result, we issued 391,061 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations (see Note 7).
On January 29, 2024, the Compensation Committee approved grants in the aggregate amount of 142,146 restricted shares and 288,596 RSUs at target (719,326 RSUs at maximum) to the Company’s officers and certain employees, as part of their compensation for fiscal year 2023. The restricted shares were valued at $19.36 per share, the closing price of our common

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

shares on the New York Stock Exchange, or the NYSE, on the grant date. The RSUs were valued at $27.08 per share, their fair value on the grant date.
Outstanding Equity Awards
As of March 31, 2025, we did not have any unvested restricted shares, time-based LTIP Units, RSUs and market-based LTIP Units as a result of the change in control.
During the three months ended March 31, 2024, we recorded $2.6 million of compensation expense, net of forfeitures, in general and administrative expense for grants to our trustees, employees and an eligible consultant related to our equity compensation plans. We did not record any accelerated vesting during the three months ended March 31, 2024. Forfeitures were recognized as they occur.
The Equity Commonwealth 2015 Omnibus Incentive Plan, as amended, the 2015 Omnibus Plan, automatically terminated on March 18, 2025, ten years after the Board of Trustees approval of the 2015 Omnibus Plan, and we are not able to issue any new equity awards.
Note 11.  Fair Value of Assets and Liabilities
Financial Instruments
Our financial instruments include our cash and cash equivalents.  At March 31, 2025 and December 31, 2024, the fair value of these financial instruments was not different from their carrying values.
Other financial instruments that potentially subjected us to concentrations of credit risk consisted principally of rents receivable. As of March 31, 2025, we do not have any tenants.

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12.  Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

Three Months Ended March 31,
2024
Numerator for earnings per common share - basic:
Net income	$25,458
Net income attributable to noncontrolling interest	(53)
Preferred distributions	(1,997)
Numerator for net income per share - basic	$23,408

Numerator for earnings per common share - diluted:
Net income	$25,458
Net income attributable to noncontrolling interest	(53)
Preferred distributions	(1,997)
Numerator for net income per share - diluted	$23,408

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic(1)	107,216
RSUs(2)	898
LTIP Units(3)	110
Weighted average number of common shares outstanding - diluted	108,224

Net income per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.22
Diluted	$0.22

Anti-dilutive securities(4):
Effect of Series D preferred shares; 6.50% cumulative convertible	4,032
Effect of OP Units and time-based LTIP Units(5)	223
(1) The three months ended March 31, 2024, include 129 weighted-average, unvested, earned RSUs.
(2) Represents the weighted-average number of common shares that would have been issued if the quarter-end was the measurement date for unvested, unearned RSUs.
(3) Represents the weighted-average dilutive shares issuable from market-based LTIP Units if the quarter-end was the measurement date for the period shown.
(4) These securities are excluded from the diluted earnings per share calculation for the period presented because including them results in anti-dilution.
(5) Beneficial interests in the Operating Trust.
Note 13.  Segment Information
Our primary business was the ownership and operation of office properties, and we have one reportable segment.
We define our segments on the basis in which internally reported financial information is regularly reviewed by the chief operating decision maker, or CODM, to analyze financial performance, make decisions, and allocate resources. Our CODM is our Executive Vice President and Chief Operating Officer. Our CODM uses components of net income in the annual budget

EQUITY COMMONWEALTH
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources. Our significant segment expenses include operating expenses and general administrative expenses which are presented on our condensed consolidated statement of operations.
Note 14.  Related Person Transactions
The following discussion includes a description of our related person transactions for the three months ended March 31, 2025 and 2024.
We lease office space for our corporate headquarters from Two North Riverside Plaza Joint Venture Limited Partnership, an entity associated with Equity Group Investments (EGI), a private entrepreneurial investment firm founded by Sam Zell, our former Chairman who passed away on May 18, 2023. Messrs. Helfand and Weinberg continue to be advisors to EGI and certain other members of our team are expected to have involvement in its activities.
In August 2023, we entered into a fourth amendment to our July 20, 2015 lease with Two North Riverside Plaza Joint Venture Limited Partnership to occupy office space on the twentieth and twenty-first floors of Two North Riverside Plaza in Chicago, Illinois. The amendment extended the lease term for one year, through December 31, 2024, with no renewal options and contracting square feet to the existing space on the twentieth floor, for a lease payment of $0.4 million per year. In April 2024, we entered into a fifth amendment to the lease extending the lease term for two additional years, through December 31, 2026, with no renewal options (as amended by the first through fifth lease amendments, the Two North Office Lease), for a lease payment of $0.4 million per year. The Two North Office Lease allows EQC to terminate the lease early for a termination fee equal to three-months’ base rent.
During the three months ended March 31, 2024, we recognized expenses of $0.1 million pursuant to the Two North Office Lease.
Note 15.  Subsequent Events
On April 11, 2025, the Company filed a Form 25 (Notification of Removal from Listing) with the SEC and the NYSE relating to the delisting of the common shares. The Company’s last day of trading on NYSE was April 21, 2025.
On April 22, 2025, the Company paid its final cash liquidating distribution of $1.60 per common share (See Note 7). Following payment of its final cash liquidating distribution and delisting from NYSE, the Company is continuing the process of winding down, and intends to transfer any remaining assets and liabilities to a Liquidating Entity and deregister with the SEC, which is likely to occur before the end of the second quarter of 2025. The Company’s common shares will then be converted into beneficial interest units in the Liquidating Entity, on a one for one basis. Distributions from the Liquidating Entity, if any, would be nominal.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, and in our Annual Report.
FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the federal securities laws including, but not limited to, statements pertaining to our anticipated business strategies, goals, policies and objectives, capital resources and financing, portfolio performance, lease expiration schedules, results of operations or anticipated market conditions, including our statements regarding remote working trends, and changing laws, statutes, regulations, and the interpretations thereof, on the foregoing. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are intended to be made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. You can identify forward-looking statements by the use of forward-looking terminology, including but not limited to, “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
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
OVERVIEW
We are an internally managed and self-advised REIT. We were formed in 1986 under Maryland law. The Company operates as an UPREIT, conducting substantially all of its activities through the Operating Trust. As of March 31, 2025, the Company beneficially owned 99.86% of the outstanding OP Units.
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
On October 2, 2024, the Company filed a definitive proxy statement (the “Definitive Proxy”) with the U.S. Securities and Exchange Commission (the “SEC”) related to a special meeting of shareholders for the following purposes: (i) to consider and vote upon the Plan of Sale and Dissolution of the Company (the “Plan of Sale”), including the wind-down and complete liquidation of the Company, and the dissolution and termination of the Company, including the establishment of a Liquidating Entity (as defined in the Definitive Proxy), and (ii) on an advisory, non-binding basis, to consider and vote upon the compensation that may become payable by the Company to its named executive officers in connection with the Plan of Sale

(the “Executive Compensation Proposal”). The Plan of Sale, which the Board determined was in the best interests of the Company and its shareholders, authorized the Company to sell its remaining properties, wind-down the Company’s affairs and distribute the net proceeds to shareholders. At the special shareholder meeting held on November 12, 2024, the Company’s shareholders approved both proposals with: (i) 85.5% of outstanding shares, and 99% of votes cast, in favor of the Plan of Sale proposal (two-thirds of outstanding shares required for approval), and (ii) 86.7% of votes cast in favor of the Executive Compensation Proposal (majority of votes cast required for approval). Following the shareholders’ approval of the Plan of Sale, our efforts have been focused on winding-down and liquidating the Company.
In February 2025, we sold our last remaining property. As of March 31, 2025, we did not own any properties, and we had $227.3 million of cash and cash equivalents with no debt outstanding.
On April 22, 2025, the Company paid its final cash liquidating distribution of $1.60 per common share, or $172.4 million in total, to its shareholders. This brings the aggregate shareholder liquidating distributions to $20.60 per common share, inclusive of the $19.00 per share paid in December 2024.
On April 11, 2025, we filed a Form 25 (Notification of Removal from Listing) with the SEC and the New York Stock Exchange (“NYSE”) relating to the delisting of the common shares. The Company’s last day of trading on NYSE was April 21, 2025. Following payment of its final cash liquidating distribution and delisting from NYSE, the Company is continuing the process of winding down, and intends to transfer any remaining assets and liabilities to a Liquidating Entity and deregister with the SEC, which is likely to occur before the end of the second quarter of 2025. The Company’s common shares will then be converted into beneficial interest units in the Liquidating Entity, on a one for one basis. Distributions from the Liquidating Entity, if any, would be nominal.
Since 2014, we have accomplished the following: (i) disposed of 168 properties and three land parcels totaling 45.8 million square feet for an aggregate gross sales price of $7.2 billion, as well as $704.8 million of common shares of Select Income REIT, (ii) retired $3.4 billion of debt and preferred shares, (iii) repurchased $652.1 million of our common shares, and (iv) paid $4.0 billion in distributions to our common shareholders.
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
RESULTS OF OPERATIONS
In light of the adoption of liquidation basis accounting as of November 1, 2024, the results of operations for the current year are not comparable to the prior year. As of March 31, 2025, we had no remaining properties. During the year ended December 31, 2024, we sold 1250 H Street, NW in Washington, D.C., and 206 East 9th Street and Bridgepoint Square in Austin, Texas. On February 25, 2025, we sold 1225 Seventeenth Street in Denver, Colorado.
LIQUIDITY AND CAPITAL RESOURCES
Our Operating Liquidity and Resources
On November 12, 2024, the Company held a special meeting of shareholders (the “Special Meeting”). At the Special Meeting, the Company's shareholders approved the Plan of Sale authorizing the Company to sell its remaining properties, wind-down the Company’s affairs and distribute the net proceeds to shareholders. As of March 31, 2025, following our payout of the liquidation preference to the holders of the Series D Preferred Shares and the payout of our initial cash liquidating distribution of $19.00 per common share, we have $227.3 million of cash and cash equivalents and no debt outstanding.  We expect to use our cash balances to satisfy remaining obligations and pay cash liquidating distributions.  We believe our cash balances will be sufficient to fund these obligations. The interest earned on our cash balance depends on the interest rates received from our banks.
Our Investment and Financing Liquidity and Resources
On November 15, 2024, the Company announced that its Board authorized an initial cash liquidating distribution of $19.00 per common share to be paid on December 6, 2024 to shareholders of record as of November 25, 2024. On December 6, 2024, we paid this distribution to such shareholders in the aggregate amount of $2.0 billion. On April 1, 2025, the Company announced that its Board authorized the Company’s final cash liquidating distribution of $1.60 per common share to be paid on

April 22, 2025 to shareholders of record as of April 11, 2025. On April 22, 2025, we paid this distribution to such shareholders in the aggregate amount of $172.4 million.
We did not repurchase any common shares under our share repurchase program during the three months ended March 31, 2025. As of March 31, 2025, we had $150.0 million of remaining availability under our share repurchase program, which expires on June 30, 2025.
On February 25, 2025, we sold 1225 Seventeenth Street in Denver, Colorado and have no remaining properties.
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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Surrender of Common Shares for Tax Withholding
During the three months ended March 31, 2025, certain of our employees surrendered common shares to satisfy their statutory tax withholding obligations in connection with the vesting of restricted common shares and restricted stock units.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 2025	10,273	$1.77	N/A	N/A
February 2025	133,245	$1.68	N/A	N/A
March 2025	366,482	$1.60	N/A	N/A
Total	510,000	$1.62

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

Item 6.  Exhibits.

Exhibit Number	Description
2.1	Plan of Sale and Dissolution. (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Form 14A filed October 2, 2024.)

3.1
Articles of Amendment and Restatement of Declaration of Trust of the Company, dated July 1, 1994, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K filed August 1, 2014.)

3.2	Articles Supplementary, dated October 10, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 11, 2006.)

3.3	Articles Supplementary, dated May 31, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K filed May 31, 2011.)

3.4	Articles Supplementary, dated March 14, 2018. (Incorporated by reference to the Company’s Current Report on Form 8-K filed March 15, 2018.)

3.5	Fourth Amended and Restated Bylaws of the Company, adopted April 2, 2020. (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 3, 2020.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Net Assets (ii) the Condensed Consolidated Statement of Changes in Net Assets, (iii) the Condensed Consolidated Statement of Operations, (iv) the Condensed Consolidated Statement of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail. (Filed herewith.)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY COMMONWEALTH

By:	/s/ David A. Helfand
David A. Helfand
Chair of the Board, President and Chief Executive Officer
	Dated:	May 6, 2025

By:	/s/ William H. Griffiths
William H. Griffiths
Executive Vice President, Chief Financial Officer and Treasurer
	Dated:	May 6, 2025