Form 10-K
period 2025-09-30
EQC Liquidating Trust
filed 2025-10-21
CIK 803649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
OR
☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-9317*
EQC LIQUIDATING TRUST
(Exact name of Registrant as specified in its certificate of incorporation)

Maryland	39-6868408
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Two North Riverside Plaza, Suite 2000, Chicago, IL	60606
(Address of principal executive offices)	(Zip Code)

(312) 646-2800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
None	None	None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒    No ☐
Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required recovery analysis of incentive-based compensation received by an of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒
Number of registrant’s common shares outstanding as of September 30, 2025:  zero.
Documents incorporated by reference: None
*EQC Liquidating Trust is the transferee of the assets and liabilities of Equity Commonwealth and files reports under the Commission file number for Equity Commonwealth. Equity Commonwealth filed a Form 15 on June 13, 2025, indicating its notice of termination of registration.

FORWARD LOOKING STATEMENTS
Some of the statements contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the federal securities laws. Any forward-looking statements contained in this Annual Report on Form 10-K are intended to be made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. You can identify forward-looking statements by the use of forward-looking terminology, including but not limited to, “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
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

EQC LIQUIDATING TRUST
2025 FORM 10-K ANNUAL REPORT

EXPLANATORY NOTE
Unless the context requires otherwise, references in this Annual Report on Form 10-K to the “Liquidating Trust”, or “EQC LT”, refer to EQC Liquidating Trust and its consolidated subsidiary, and references to “EQC” or “the Company” refer to Equity Commonwealth and its consolidated subsidiaries. References to “we”, “us” or “our” refer to either EQC Liquidating Trust, Equity Commonwealth or both depending on the context.
PART I
Item 1.    Business.
EQC Organization.    EQC was formed in 1986 under Maryland law, electing to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, (the “Code”). Prior to its dissolution on June 13, 2025, the Company was an internally managed and self-advised REIT operating as what is commonly referred to as an umbrella partnership real estate investment trust (“UPREIT”), conducting substantially all of its activities through EQC Operating Trust, a Maryland real estate investment trust (the “Operating Trust”), which was also dissolved on June 13, 2025.
Prior to its dissolution on June 13, 2025, the Company beneficially owned 99.86% of the outstanding shares of beneficial interest, designated as units (“OP Units”) in the Operating Trust and the Company was the sole trustee of the Operating Trust.  As the sole trustee, the Company generally had the power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.
EQC Background. In 2014, EQC’s shareholders voted to replace EQC’s then-existing board of trustees. EQC’s new Board of Trustees (the “Board”) appointed a new team of executive officers and internalized management. The Board and management team then undertook a comprehensive review of the Company, its legal and capital structures and its portfolio of properties, which were primarily office buildings in the United States. EQC executed a strategy that focused on disposing of a significant portion of the Company’s assets to reshape the portfolio and generate liquidity to fund future investments in high-quality assets or businesses to create a foundation for long-term growth to maximize shareholder value.
From 2014 to the onset of the COVID-19 pandemic in early 2020, the Company completed over $7.6 billion of dispositions. At the same time, and through the middle of 2024, EQC evaluated over 100 potential investment opportunities to create long-term value for shareholders. These investment opportunities spanned a wide range of property sectors, including office, retail, single-family rental, lodging, life sciences, industrial, manufactured housing, multi-family rentals and self-storage and to a lesser extent healthcare, data centers, cell towers and infrastructure. Despite the Company’s efforts, it was unable to consummate a transaction in line with its strategy.
While evaluating potential investment opportunities in an effort to create long-term value for its shareholders, the Company concurrently took steps to facilitate the potential wind-down of its business. On July 30, 2024, after being unable to consummate a transaction in line with the Company’s strategy, the Company’s Board: (i) determined that it was advisable and in the best interests of the Company’s shareholders to proceed with the wind-down of its operations and the liquidation of its assets in order to maximize shareholder value, and (ii) directed the Company’s management team to prepare proxy materials seeking shareholder approval of a plan of sale and dissolution.
Plan of Sale. On October 2, 2024, the Company filed a definitive proxy statement (the “Definitive Proxy”) with the U.S. Securities and Exchange Commission (the “SEC”) related to a special meeting of shareholders for the following purposes: (i) to consider and vote upon the Plan of Sale and Dissolution of the Company (the “Plan of Sale”), including the wind-down and complete liquidation of the Company, and the dissolution and termination of the Company, including the establishment of a Liquidating Entity (as defined in the Definitive Proxy), and (ii) on an advisory, non-binding basis, to consider and vote upon the compensation payable by the Company to its named executive officers in connection with the Plan of Sale (the “Executive Compensation Proposal”). The Plan of Sale, which the Board determined was in the best interests of the Company and its shareholders, authorized the Company to sell its remaining properties, wind-down the Company’s affairs and distribute the net proceeds to shareholders. At the special shareholder meeting held on November 12, 2024, the Company’s shareholders approved both proposals with: (i) 85.5% of outstanding shares, and 99% of votes cast, in favor of the Plan of Sale proposal (two-thirds of outstanding shares required for approval), and (ii) 86.7% of votes cast in favor of the Executive Compensation Proposal (majority of votes cast required for approval).
EQC Liquidating Trust. On June 13, 2025 (the “Effective Date”), as part of the Plan of Sale, the Company transferred its remaining assets and liabilities to EQC LT, a newly-created Maryland common law trust, for the benefit of the common shareholders of the Company. In conjunction with the transfer, EQC LT distributed all of its units of beneficial interests to EQC’s common shareholders on a one-for-one basis, with each common shareholder receiving one unit in EQC LT (the “Units”) for each EQC common share then held of record. All outstanding EQC common shares were then cancelled, and the Company was dissolved and terminated.

EQC LT was formed to wind up the affairs of EQC, liquidate EQC’s remaining assets, pay any liabilities, costs and expenses of EQC which were assumed or incurred by EQC LT, and distribute any net proceeds to the holders of the Units.
The five trustees of EQC LT were EQC’s four named executive officers and the Lead Independent Trustee of the Board, and, in that capacity, they were vested with the authority to oversee EQC LT. Equity Commonwealth Management LLC, a wholly-owned subsidiary of EQC LT, managed the day-to-day affairs of EQC LT, subject to the supervision of the trustees of EQC LT.
On September 19, 2025, the trustees of EQC LT approved the termination of EQC LT following the payment of all its liabilities and the disposal of all its assets. After liquidating the assets of EQC and EQC LT, and paying all remaining liabilities, costs and expenses, the trustees of EQC LT determined the amount of remaining funds available did not warrant an additional cash distribution to EQC LT unitholders. The remaining funds totaling approximately $150,000 were donated to ten charities selected by the trustees of EQC LT.
As of September 30, 2025, after paying all of its remaining liabilities and disposing of all of its assets, the Liquidating Trust canceled all of its outstanding Units and dissolved. Under the terms of the Liquidating Trust Agreement, the taxable year of the Liquidating Trust ends on December 31 of each year, unless the Liquidating Trust is dissolved or liquidated prior to such date, in which case, the Liquidating Trust’s taxable year ends on the date of such liquidation or dissolution. Since the Liquidating Trust canceled all of its outstanding units and dissolved on September 30, 2025, the taxable year end is September 30, 2025. We have aligned the fiscal year with the taxable year.
Business Strategy.   Our business strategy was to implement the Plan of Sale, distribute net proceeds to our unitholders, and wind-down and liquidate the Liquidating Trust.
Properties. As of September 30, 2025, we did not own any properties. Since 2014, the Company accomplished the following (i) disposed of 168 properties and three land parcels totaling 45.8 million square feet for an aggregate gross sales price of $7.2 billion, as well as $704.8 million of common shares of Select Income REIT, (ii) retired $3.4 billion of debt and preferred shares, (iii) repurchased $652.1 million of EQC common shares, and (iv) paid $4.0 billion in distributions to EQC common shareholders.
Human Capital Resources. As of September 30, 2025, we did not have any employees.
Our principal executive offices were located at Two North Riverside Plaza, Suite 2000, Chicago, Illinois 60606, our telephone number is (312) 646-2800 and our website is www.eqcre.com.
Taxation as a REIT. EQC elected to be taxed as a REIT under the Code. A REIT generally is not subject to U.S. federal income tax on the net income that it distributes to shareholders if it meets the applicable REIT distribution requirements and other requirements for REIT qualification under the Code. The Company believes it was organized and operated so as to qualify as a REIT until its dissolution, but there can be no assurance of such qualification. Qualification and taxation as a REIT, however, depends upon the ability to meet requirements relating to income, asset ownership, distribution levels and diversity of share ownership, and the various other REIT qualification requirements imposed under the Code. Given the complex nature of the REIT qualification requirements, we cannot provide any assurance that the Company’s actual operating results satisfied the requirements for taxation as a REIT under the Code for any particular taxable year.
RISK FACTORS
Item 1A.    Risk Factors.
Not applicable. In light of our dissolution of EQC LT on September 30, 2025, we do not believe there are any applicable risk factors.
Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
EQC and EQC LT maintained a cybersecurity program focused on preventing, identifying and mitigating applicable cyber threats.
Risk Management and Strategy
A number of cybersecurity measures were employed to reduce the likelihood that cybersecurity incidents would materialize, including: (i) employing a variety of reputable and recognized hardware, software and other security measures in the design and maintenance of our information technology and data security systems; (ii) conducting periodic testing and verification of information and data security systems, including engaging third-party assessors to perform penetration testing of our systems to identify vulnerabilities; (iii) confirming with our critical vendors whether they experienced cyber breaches of their IT systems or otherwise involving Company information; (iv) verifying third-party IT system integrity through a review of System and Organization (“SOC”) audit review reports provided by certain of our vendors; and (v) providing periodic employee security awareness training relating to phishing and other scams, malware and various cyber-related risks. We also engaged third-party vendors to assist with incident detection and monitoring and to implement and maintain other cybersecurity measures specific to our operations and portfolio properties.
We also created and maintained processes that provided a playbook in the event of a cyber incident. These processes provided assessment and response tools designed to mitigate damage from attacks and integrate third-party digital forensics, legal providers and law enforcement as part of the response plan. We also instituted a variety of safeguards to counter ransomware threats.
We integrated our cybersecurity program into our overall risk management processes by instituting corporate measures and protocols to ensure ongoing operations in the event of a disaster or major business disruption affecting the corporate headquarters, infrastructure or key personnel. Our employee guidelines also addressed employee computer usage, including a variety of restrictions and protocols intended to enhance cybersecurity and reduce the risk of a successful cyber-attack.
Material Effects from Risks of Cybersecurity Threats
We do not believe any risks from cybersecurity threats, including any past cybersecurity incidents, have materially affected the Company, including our business strategy, results of operations or financial condition.
Trustee Oversight
Senior personnel from our IT department managed our cybersecurity program on a day-to-day basis. For EQC, our Board of Trustees oversaw our IT department’s management of our cybersecurity program through its Audit Committee. For EQC LT, our Trustees oversaw our IT department’s management of our cybersecurity program.
Through our policies, plans, guidelines, processes and other communications, any material cybersecurity incident would have been reported to our executive officers, as well as to the Audit Committee and/or the Board of the Company, and to the Trustees of EQC LT.
Management Oversight
Our cybersecurity program was managed on a day-to-day basis by our IT department, which was led by our SVP - Information Technology, who has a Master of Business Administration degree and a Master Certification in Cybersecurity from Colorado State University along with more than 25 years of experience. Our IT department’s experience included network and system security, backup and recovery strategies and software design and implementation. Areas of substantial experience also included IT audits and anti-phishing training, as well as server installation, configuration and administration.
Item 2.    Properties.
General.    As of September 30, 2025, we did not own any properties.

Item 3. Legal Proceedings.
 We are not involved in any litigation nor, to our knowledge, is any litigation threatened against us where the outcome would, in our judgment based on information available to us, have a material adverse effect on us.

Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Equity Commonwealth’s common shares were traded on the NYSE (symbol: EQC). In connection with the transfer of assets to, and the assumption of liabilities by, the Liquidating Trust, the last day of trading of Equity Commonwealth’s common shares was April 21, 2025.
The Units in the Liquidating Trust were not transferable or assignable, except by will, intestate succession or operation of law. The Units were not certificated and were not listed on any exchange or quoted on any quotation system or otherwise tradeable in any public or private transactions. As of September 30, 2025, EQC LT was dissolved and terminated and all outstanding Units of EQC LT were cancelled.
Distributions
Under EQC’s governing documents and Maryland law, distributions to EQC shareholders were to be authorized and declared by the EQC Board.
Common Share and Unit Distributions:
On April 1, 2025, the Company announced that its Board authorized the Company’s final cash liquidating distribution of $1.60 per common share to be paid on April 22, 2025 to shareholders of record as of April 11, 2025. On April 22, 2025, EQC paid this distribution to such shareholders in the aggregate amount of $172.4 million.
On November 15, 2024, the Company announced that its Board authorized an initial cash liquidating distribution of $19.00 per common share which was paid on December 6, 2024 to shareholders of record on November 25, 2024. On December 6, 2024, EQC paid this distribution to such shareholders in the aggregate amount of $2.0 billion.
In each of February 2025 and 2024, the number of earned awards for recipients of the Company’s restricted stock units and market-based LTIP Units granted in January 2022 and 2021, respectively, was determined. Pursuant to the terms of such awards, EQC paid one-time catch-up cash distributions to these recipients in the aggregate amounts of $12.5 million and $2.0 million, in February 2025 and 2024, respectively, for distributions to common shareholders and unitholders declared by our Board during such awards’ performance measurement period.
The Company’s Board determined that a change in control occurred on February 25, 2025 as a result of the sale of 1225 Seventeenth Street Plaza, which it determined constituted a sale of substantially all of its assets. Accordingly, pursuant to the terms of such awards, all unvested equity awards outstanding on February 25, 2025 vested on an accelerated basis and in March 2025, the number of earned awards for recipients of the Company’s restricted stock units granted in each of January 2023 and 2024 was determined in light of the occurrence of a change in control. Pursuant to the terms of such awards, EQC also paid one-time catch-up cash distributions to these recipients in the aggregate amount of $17.5 million, for distributions to common shareholders declared by the Company’s Board of Trustees during such awards’ performance measurement period.
Series D Preferred Shares:
On November 12, 2024, in connection with the Plan of Sale, the Company announced that its Board of Trustees authorized payment of the liquidation preference to the holders of shares of the Company’s 6.50% Series D Cumulative Convertible Preferred Shares of beneficial interest, par value $0.01 per share (the “Series D Preferred Shares”). A payment of $25.00 per Series D Preferred Share, plus accrued dividends of $0.08576 per Series D Preferred Share, for the period from November 15, 2024 through December 3, 2024 (the “Payment Date”), was paid on the Payment Date to shareholders as of the Payment Date. This payment of $123.3 million paid all amounts due and owing the holders of the Company’s Series D Preferred Shares in connection with the previously disclosed shareholder approval of the Plan of Sale and, in accordance with the terms thereof, the Series D Preferred Shares had no further right or claim to any of the remaining assets of the Company.
Issuer Repurchases
On June 18, 2024, the Company’s Board authorized the repurchase of up to $150.0 million of EQC outstanding common shares from July 1, 2024 through June 30, 2025.
The Company did not repurchase any common shares under its share repurchase program during the years ended December 31, 2024 or September 30, 2025. The $150.0 million of remaining availability under the Company’s share repurchase program expired on June 30, 2025.

Unregistered Sales of Securities
There were no unregistered sales of equity securities during 2025.
Item 6. [Reserved]
Not applicable.
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OBJECTIVE
The objective of this section of this Annual Report on Form 10-K is to provide a discussion and analysis, from management’s perspective, of the material information necessary to assess our financial condition, results of operations, liquidity and cash flows for the year ended September 30, 2025. We have included an overview to identify what we believe are the more important items that affected our 2025 financial results, including both our business activities as well as events outside of our control. In addition to the overview, we encourage you to read the entire discussion in this section of our material financial data together with our consolidated financial statements and the accompanying notes that are included in Part IV, Item 15 of this Annual Report on Form 10-K. The full discussion analyzes in detail our financial condition, results of operations, liquidity and cash flows, including comparisons of our 2025 and 2024 financial results.
OVERVIEW
EQC was formed in 1986 under Maryland law. Prior to its dissolution on June 13, 2025, EQC was an internally managed and self-advised REIT operating as an UPREIT, conducting substantially all of its activities through the Operating Trust, which was also dissolved on June 13, 2025. Prior to its dissolution on June 13, 2025, the Company beneficially owned 99.86% of the outstanding OP Units.
In 2014, EQC’s shareholders voted to replace EQC’s then-existing board of trustees. EQC’s new Board appointed a new team of executive officers and internalized management. The Board and management team then undertook a comprehensive review of the Company, its legal and capital structures and its portfolio of properties. EQC executed a strategy that focused on disposing of a significant portion of the Company’s assets to reshape its portfolio and generate liquidity to fund future investments in high-quality assets or businesses to create a foundation for long-term growth to maximize shareholder value.
From 2014 to the onset of the COVID-19 pandemic in early 2020, the Company completed over $7.6 billion of dispositions. At the same time, and through the middle of 2024, EQC evaluated over 100 potential investment opportunities to create long-term value for shareholders. These investment opportunities spanned a wide range of property sectors, including office, retail, single-family rental, lodging, life sciences, industrial, manufactured housing, multi-family rentals and self-storage and to a lesser extent healthcare, data centers, cell towers and infrastructure. Despite the Company’s efforts, it was unable to consummate a transaction in line with its strategy.
While evaluating potential investment opportunities in an effort to create long-term value for its shareholders, the Company concurrently took steps to facilitate the potential wind-down of its business. On July 30, 2024, after being unable to consummate a transaction in line with the Company’s strategy, the Company’s Board: (i) determined that it was advisable and in the best interests of the Company’s shareholders to proceed with the wind-down of its operations and the liquidation of its assets in order to maximize shareholder value, and (ii) directed the Company’s management team to prepare proxy materials seeking shareholder approval of a plan of sale and dissolution.
On October 2, 2024, the Company filed the Definitive Proxy with the SEC related to a special meeting of shareholders for the following purposes: (i) to consider and vote upon the Plan of Sale, including the wind-down and complete liquidation of the Company, and the dissolution and termination of the Company, including the establishment of a Liquidating Entity and (ii) on an advisory, non-binding basis, to consider and vote upon the Executive Compensation Proposal. The Plan of Sale, which the Board determined was in the best interests of the Company and its shareholders, authorized the Company to sell its remaining properties, wind-down the Company’s affairs and distribute the net proceeds to shareholders. At the special shareholder meeting held on November 12, 2024, the Company’s shareholders approved both proposals with: (i) 85.5% of outstanding shares, and 99% of votes cast, in favor of the Plan of Sale proposal (two-thirds of outstanding shares required for approval), and (ii) 86.7% of votes cast in favor of the Executive Compensation Proposal (majority of votes cast required for approval). Following the shareholders’ approval of the Plan of Sale, the Company’s efforts were focused on, winding-down the Company’s affairs and distributing the net proceeds to shareholders.

On June 13, 2025 (the “Effective Date”), as part of the Plan of Sale, the Company transferred its remaining assets and liabilities to EQC LT, a newly-created Maryland common law trust, for the benefit of the common shareholders of the Company. In conjunction with the transfer, EQC LT distributed all of its units of beneficial interests to EQC’s common shareholders on a one-for-one basis, with each common shareholder receiving one unit in EQC LT (the “Units”) for each EQC common share then held of record. All outstanding EQC common shares were then cancelled, and the Company has been dissolved and terminated.
On September 19, 2025, the trustees of EQC LT approved the termination of EQC LT following the payment of all its liabilities and the disposal of all its assets. After liquidating the assets of EQC and EQC LT, and paying all remaining liabilities, costs and expenses, the trustees of EQC LT determined the amount of remaining funds available did not warrant an additional cash distribution to EQC LT unitholders. The remaining funds totaling approximately $150,000 were donated to ten charities selected by the trustees of EQC LT. As of September 30, 2025, after paying all of its remaining liabilities and disposing of all of its assets, the Liquidating Trust canceled all of its outstanding Units and dissolved.
Since 2014, the Company accomplished the following (i) disposed of 168 properties and three land parcels totaling 45.8 million square feet for an aggregate gross sales price of $7.2 billion, as well as $704.8 million of common shares of Select Income REIT, (ii) retired $3.4 billion of debt and preferred shares, (iii) repurchased $652.1 million of EQC common shares, and (iv) paid $4.0 billion in distributions to EQC common shareholders.
RESULTS OF OPERATIONS
In light of the adoption of liquidation basis accounting as of November 1, 2024, the results of operations for the current year are not comparable to the prior year. As of September 30, 2025, we had no remaining properties. During the year ended December 31, 2024, we sold 1250 H Street, NW in Washington, D.C., and 206 East 9th Street and Bridgepoint Square in Austin, Texas. On February 25, 2025, we sold 1225 Seventeenth Street in Denver, Colorado.
LIQUIDITY AND CAPITAL RESOURCES
Our Operating Liquidity and Resources
On November 12, 2024, the Company held a special meeting of shareholders (the “Special Meeting”). At the Special Meeting, the Company’s shareholders approved the Plan of Sale authorizing the Company to sell its remaining properties, wind-down the Company’s affairs and distribute the net proceeds to shareholders. As of September 30, 2025, we have no assets and no debt outstanding.
Net cash flows provided by (used in) operating, investing and financing activities were $99.1 million, $13.9 million and $(11.1) million, respectively, for the ten months ended October 31, 2024.
Our Investment and Financing Liquidity and Resources
On November 15, 2024, the Company announced that its Board authorized an initial cash liquidating distribution of $19.00 per common share which was paid on December 6, 2024 to shareholders of record as of November 25, 2024. On December 6, 2024, EQC paid this distribution to such shareholders in the aggregate amount of $2.0 billion. On April 1, 2025, the Company announced that its Board authorized the Company’s final cash liquidating distribution of $1.60 per common share to be paid on April 22, 2025 to shareholders of record as of April 11, 2025. On April 22, 2025, EQC paid this distribution to such shareholders in the aggregate amount of $172.4 million.
During the year ended December 31, 2024, EQC paid an aggregate of $8.0 million of quarterly distributions on its series D preferred shares and a $123.3 million liquidating distribution on December 3, 2024.  After the payment of this liquidating distribution, the Series D Preferred Shares had no further right or claim to any of the remaining assets of the Company.
On June 18, 2024, EQC’s Board authorized the repurchase of up to $150.0 million of outstanding common shares under EQC’s share repurchase program from July 1, 2024 through June 30, 2025. EQC did not repurchase any common shares under its share repurchase program during the years ended December 31, 2024 and September 30, 2025. The $150.0 million of remaining availability under the Company’s share repurchase program expired on June 30, 2025.
During the year ended December 31, 2024, the Company sold 1250 H Street, NW in Washington, D.C., and 206 East 9th Street and Bridgepoint Square in Austin, Texas. On February 25, 2025, the Company sold 1225 Seventeenth Street in Denver, Colorado and has no remaining properties.

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
Subsequent to the adoption of the liquidation basis of accounting, we are required to estimate all costs and income we expect to incur and earn through the end of liquidation, including the estimated amount of cash we expect to collect through the disposal of our assets and the estimated costs to dispose of our assets.
Pursuant to our shareholders’ approval of the Plan of Sale on November 12, 2024, we adopted the liquidation basis of accounting as of and for the periods subsequent to November 1, 2024 (as approval of the Plan of Sale by our shareholders became imminent in early November 2024 based on the results of our solicitation of proxies from our shareholders for their approval of the Plan of Sale). Accordingly, on November 1, 2024, assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash or other consideration that we expected to realize through the disposal of our assets. The liquidation values of our real estate properties are presented on a net realizable value basis. Liabilities are carried at their contractual amounts due or estimated settlement amounts.
We accrue costs and income that we expect to incur and earn through the completion of our liquidation, including the estimated amount of cash or other consideration that we expected to receive through the date of the disposal of our assets and the estimated costs to dispose of our assets, to the extent we have a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the consolidated statement of net assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Sale” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” in our consolidated financial statements for further discussion. Actual costs incurred but unpaid prior to our adoption of the liquidation basis of accounting on November 1, 2024, are included in accounts payable and accrued expenses and distributions payable on the consolidated statement of net assets.
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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the persons who served as the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based upon that evaluation, we concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report on Assessment of Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and the EQC LT trustees regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
We assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of September 30, 2025 our internal control over financial reporting is effective.

Item 9B.    Other Information.
During the three months ended September 30, 2025, none of our trustees or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408 of Regulation S-K).

Unaudited Pro Forma Condensed Consolidated Financial Statements

On February 4, 2025, the Company, by and through its operating subsidiary, EQC 17th Street Plaza LLC (the “Seller”), entered into a real estate sale agreement (the “Sale Agreement”) with a buyer (“Purchaser”), pursuant to which the Company agreed to sell to the Purchaser the building and land at 1225 Seventeenth Street in Denver, Colorado, for a gross sale price of $132.5 million (the “Transaction”). The Transaction closed on February 25, 2025. Proceeds after credits, primarily for contractual lease costs, were $124.4 million.

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
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Trustees and Executive Officers of Equity Commonwealth
The table below sets forth the names, positions held and ages of the Company’s trustees and named executive officers as of June 13, 2025.

Name	Position With the Company	Age as of June 13, 2025
David A. Helfand	Chair of the Board, President and Chief Executive Officer	60
Ellen-Blair Chube	Trustee	44
Martin L. Edelman	Trustee	84
Peter Linneman	Lead Independent Trustee	74
Mary Jane Robertson	Trustee	71
Gerald A. Spector	Trustee	78
James A. Star	Trustee	64
William H. (Bill) Griffiths	Executive Vice President, Chief Financial Officer and Treasurer	52
David S. Weinberg	Executive Vice President and Chief Operating Officer	56
Orrin S. Shifrin	Executive Vice President, General Counsel and Secretary	58
Trustees of EQC Liquidating Trust
The table below sets forth the names and ages of EQC Liquidating Trust’s trustees as of September 30, 2025.

Name	Position With the Company	Age as of September 30, 2025
David A. Helfand	Trustee	61
Peter Linneman	Trustee	74
William H. (Bill) Griffiths	Trustee	52
David S. Weinberg	Trustee	57
Orrin S. Shifrin	Trustee	58
The five trustees of EQC LT are the Company’s four named executive officers (Messrs. Helfand, Griffiths, Weinberg and Shifrin) and the Company’s Lead Independent Trustee (Mr. Linneman), and, in that capacity, they are vested with the authority to oversee the EQC LT. Equity Commonwealth Management LLC, a wholly-owned subsidiary of EQC LT, manages the day-to-day affairs of EQC LT subject to the supervision of the trustees of EQC LT.
Set forth below is certain biographical information of our trustees.
David A. Helfand served as a trustee of EQC LT from its establishment on June 13, 2025 until its dissolution on September 30, 2025. Mr. Helfand served as the Company’s trustee, President and Chief Executive Officer from May 2014 until its dissolution on June 13, 2025 and as Chair of the Board from May 2023 until the Company’s dissolution on June 13, 2025. Mr. Helfand serves as an Advisor to EGI, a private investment firm, where he previously served as Co-President, overseeing EGI’s real estate activities. Mr. Helfand is also the Founder and President of Helix Funds LLC (“Helix Funds”), a private real estate investment management company. In February 2025, he joined the Board of Directors of GCM Grosvenor (NASDAQ: GCMG), a leading global alternatives asset manager, where he serves as Audit Committee Chair. Mr. Helfand also served as Chief Executive Officer for American Residential Communities LLC (“ARC”), a Helix Funds portfolio company. Before founding Helix Funds, Mr. Helfand served as Executive Vice President and Chief Investment Officer for Equity Office Properties Trust (“EOP”), the largest REIT in the U.S. at the time. Prior to working with EOP, Mr. Helfand served as a Managing Director and participated in the formation of Equity International, a private investment firm focused on real estate-related companies outside the U.S. He was also the President and Chief Executive Officer of Equity LifeStyle Properties (NYSE: ELS), an operator of manufactured home communities, and served as Chairman of the board’s audit committee. His earlier career included investment activity in a variety of asset classes, including retail, office, parking and multifamily. Mr. Helfand also serves as a Director of the Ann & Robert H. Lurie Children’s Hospital of Chicago, on the Board of Trustees for

Northwestern University, on the National Association of Real Estate Investment Trusts (“Nareit”) Advisory Board of Governors, on the Executive Committee of the Samuel Zell and Robert Lurie Real Estate Center at the Wharton School of the University of Pennsylvania, on the Executive Committee of the Kellogg Real Estate Center at Northwestern University, and on the Board of Visitors at the Weinberg College of Arts and Sciences at Northwestern University. Mr. Helfand holds an M.B.A. from the University of Chicago Graduate School of Business and a B.A. from Northwestern University.
Peter Linneman served as a trustee of EQC LT from its establishment on June 13, 2025 until its dissolution on September 30, 2025. Dr. Linneman served as a trustee of the Company from May 2014 until its dissolution on June 13, 2025. He has been the Founding Principal of Linneman Associates, a real estate advisory firm, since 1979. Dr. Linneman has served as the Chief Executive Officer of American Land Funds and KL Realty Fund, private real estate acquisition firms, since 2010. Dr. Linneman previously served as Senior Managing Director of Equity International, a private investment firm focused on real estate-related companies outside the U.S., from 1998 to 1999, and Vice Chairman of Amerimar Realty, a private real estate investment company, from 1996 to 1997. Dr. Linneman has experience as a financial consultant and has served on numerous audit committees. He has served as Chairman of the Board of Rockefeller Center Properties, Inc., a real estate investment trust, and on the Board of Directors of Atrium European Real Estate, a public European real estate company, Paramount Group Inc., a real estate investment trust, and AG Mortgage Investment Trust, Inc. (NYSE:MITT), a mortgage real estate investment trust. Dr. Linneman currently serves on the Board of Directors of Regency Centers Corporation (NASDAQ: REG), a public real estate investment trust. Dr. Linneman is also the Emeritus Albert Sussman Professor of Real Estate, Finance and Public Policy at the Wharton School of the University of Pennsylvania, where he was a professor of Real Estate, Finance and Public Policy from 1979 to 2011 and was the founding co-editor of The Wharton Real Estate Review. He also served as the Director of Wharton’s Samuel Zell and Robert Lurie Real Estate Center for 13 years. Dr. Linneman holds both Master’s and Doctoral degrees in economics from the University of Chicago and a B.A. from Ashland University.
William H. (Bill) Griffiths served as a trustee of EQC LT from its establishment on June 13, 2025 until its dissolution on September 30, 2025. Mr. Griffiths served as the Company’s Chief Financial Officer and Treasurer from April 1, 2021 until its dissolution on June 13, 2025. He served in that role as Executive Vice President beginning on February 14, 2022, when he was promoted from his position as Senior Vice President. Prior to that, Mr. Griffiths served as the Company’s Senior Vice President - Capital Markets beginning in June 2014. Prior to joining EQC, Mr. Griffiths served in a similar role as part of the asset management and investment teams at EQX Real Estate Partners, L.P. (“EQX”), a private investment firm, and EGI from January 2014. Prior to his tenure at EQX and EGI, Mr. Griffiths had similar responsibilities for Helix Funds, where he financed over $2.2 billion in real estate assets and participated in the acquisition, management and disposition of those assets. Prior to joining Helix Funds, Mr. Griffiths worked at EOP, where he served as Director of Business Development and was actively involved in more than $12 billion of investment activity that included EOP’s mergers with Cornerstone and Spieker. Earlier in his career, Mr. Griffiths was an Associate in the Real Estate Investment Banking group at J.P. Morgan in New York, where he was involved in a wide variety of M&A, equity and debt financing, and asset sale assignments. Mr. Griffiths holds an M.B.A. from Stanford University’s Graduate School of Business and B.A. in both Mathematical Methods in the Social Sciences and Economics from Northwestern University.
David S. Weinberg served as a trustee of EQC LT from its establishment on June 13, 2025 until its dissolution on September 30, 2025. Mr. Weinberg served as the Company’s Executive Vice President and Chief Operating Officer from May 2014 until its dissolution on June 13, 2025. Prior to joining EQC, Mr. Weinberg served as the Chief Investment Officer of EQX from January 2014 and worked on real estate and real estate-related investments for EGI from January 2012 to December 2013. Prior to joining EGI, from 2007 through 2011, Mr. Weinberg was responsible for investments in the multifamily and office sectors at Helix Funds and oversaw Helix Funds’ dispositions for ARC. Mr. Weinberg also served as Vice President of Investments and Asset Management at EOP where he worked from 2003 to 2007. In this role, he participated in over $6 billion of investment activity and oversaw EOP’s 16 million-square-foot office portfolio in Southern California. Earlier in his career, Mr. Weinberg was Vice President of Acquisitions at LaSalle Investment Management and an attorney at the law firm of Sidley Austin LLP. Mr. Weinberg received his J.D. from Northwestern University School of Law and graduated with highest honors with a B.S. from the University of Illinois.
Orrin S. Shifrin served as a trustee of EQC LT from its establishment on June 13, 2025 until its dissolution on September 30, 2025. Mr. Shifrin served as the Company’s Executive Vice President, General Counsel and Secretary from May 2014 until its dissolution on June 13, 2025. Prior to joining EQC, Mr. Shifrin served as General Counsel, Secretary and Chief Compliance Officer of EQX from January 2014 and handled legal matters for EGI’s real estate investment activity. Mr. Shifrin currently serves as the General Counsel and Secretary for Helix Funds where he participated in the acquisition, management and disposition of over $2.2 billion in real estate assets. Mr. Shifrin also previously served as the General Counsel for ARC. Prior to joining Helix Funds, Mr. Shifrin served as a Principal at Terrapin Properties, LLC, a privately-held real estate investment and development company, where he worked from October 2002 to April 2005 and where his role involved general counsel duties, business development and operations. While there, Mr. Shifrin was involved in over $200 million of residential and commercial real estate-related transactions. Prior to that, Mr. Shifrin was a Partner at the law firm of Katten Muchin

Rosenman, where he worked for over 10 years. Mr. Shifrin serves on the Executive Advisor Board for the Jewish Graduation Organization, a national organization for Jewish graduate students and alumni. Mr. Shifrin received his J.D. from Northwestern University School of Law and graduated with highest honors with a B.S. from the University of Illinois.
Audit Committee
Due to the limited operations and level of activity, which primarily includes the payment of outstanding obligations, EQC LT does not have an audit committee or other committee that performs similar functions and, consequently, have not designated an audit committee financial expert. However, we believe that Mr. Linneman, a former member of the audit committee of Equity Commonwealth, qualifies as an audit committee financial expert, as defined by the applicable SEC regulations and NYSE corporate governance listing standards.
Code of Business Conduct and Ethics
EQC LT determined that EQC’s Code of Business Conduct and Ethics applied to EQC Liquidating Trust, to the extent applicable.
Item 11.    Executive Compensation.
We have opted to comply with the executive compensation rules applicable to “smaller reporting companies” for the Liquidating Trust, as such term is defined under the Securities Act of 1933, as amended. For 2025, those rules require compensation disclosure only for the Company’s principal executive officer and next two most highly compensated executive officers. In addition, we have elected to provide compensation disclosure for the Company’s principal financial officer for 2025. Accordingly, the tabular and narrative disclosures that follow describe the Company’s executive compensation program during the fiscal year ended September 30, 2025, with respect the following named executive officers of the Company and the trustees of the Liquidating Trust:

Name	Company Title	Liquidating Trust Position
David A. Helfand	Chair of the Board, President and Chief Executive Officer	Trustee
William H. (Bill) Griffiths	Executive Vice President, Chief Financial Officer and Treasurer	Trustee
David S. Weinberg	Executive Vice President and Chief Operating Officer	Trustee
Orrin S. Shifrin	Executive Vice President, General Counsel and Secretary	Trustee
Summary Compensation Table for 2025 Fiscal Year
The following Summary Compensation Table includes the fiscal year 2025 and 2024 compensation data for the named executive officers.

Name and Principal Position	Year	Salary ($)[1]	Bonus ($)[2]	Stock Awards ($)[3]	All Other Compensation ($)[4]	Total ($)
David A. Helfand Chair of the Board, President and Chief Executive Officer	2025	1,017,640	5,838,049	—	13,299,371	20,155,060
	2024	988,000	2,156,969	4,485,138	8,000	7,638,107
William H. (Bill) Griffiths Executive Vice President, Chief Financial Officer and Treasurer	2025	642,720	1,740,198	—	5,532,298	7,915,216
	2024	624,000	908,198	1,013,730	8,000	2,553,928
David S. Weinberg Executive Vice President and Chief Operating Officer	2025	724,064	2,841,381	—	7,130,356	10,695,801
	2024	702,975	1,023,142	2,215,396	8,000	3,949,513
Orrin S. Shifrin Executive Vice President, General Counsel and Secretary	2025	637,177	2,009,670	—	5,778,246	8,425,093
	2024	618,618	900,364	1,351,615	8,000	2,878,597
1    For each named executive officer, 2025 Salary represents the amount paid as salary for fiscal year 2025 for work through December 31, 2025, which includes work related to the wind-down process following the termination of the Liquidating Trust.
2    For each named executive officer, 2025 Bonus represents the sum of (i) the amount of the prorated annual cash bonus earned by the named executive officer under our short-term incentive plan (“STIP”) for work performed in 2025, and (ii) the amount of cash-based awards granted to the named executive officer in lieu of equity grants under our long-term incentive compensation program (“LTIC Program”) in January 2025 for work performed in 2024. See the section below entitled “Narrative Disclosure to Summary Compensation Table” and “Payments Upon Termination or Change of Control” for additional information about the STIP and LTIC Programs for 2025.

3    Represents the aggregate grant date fair value of the time-vested restricted shares (“LTIC Shares”) and performance-vested restricted stock units (“LTIC RSUs”) granted to the named executive officer on January 29, 2024, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”), excluding the effect of estimated forfeitures for purposes of computing the value of the LTIC RSUs, and based on the assumptions described in Note 11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The grant date fair value of the LTIC Shares ($1,168,028 for Mr. Helfand, $263,993 for Mr. Griffiths, $576,947 for Mr. Weinberg, and $351,984 for Mr. Shifrin) is equal to the closing price per EQC common share on the date of grant, $19.36, multiplied by the number of shares granted (60,332 for Mr. Helfand, 13,636 for Mr. Griffiths, 29,801 for Mr. Weinberg, and 18,181 for Mr. Shifrin). The grant date fair value of the LTIC RSUs ($3,317,110 for Mr. Helfand, $749,737 for Mr. Griffiths, $1,638,448 for Mr. Weinberg, and $999,631 for Mr. Shifrin) is based on a Monte Carlo simulation model, representing the number of LTIC RSUs that would be earned by the executive if the target level of performance is achieved (122,493 for Mr. Helfand, 27,686 for Mr. Griffiths, 60,504 for Mr. Weinberg, and 36,914 for Mr. Shifrin), as such level of achievement represents the probable outcome as of the grant date. The number of LTIC RSUs that would be earned by the executive if the maximum level of performance is achieved is 305,314 for Mr. Helfand, 69,007 for Mr. Griffiths, 150,806 for Mr. Weinberg, and 92,008 for Mr. Shifrin.
4    For each named executive officer, 2025 All Other Compensation represents the sum of (i) the employer matching contributions to the Company’s 401(k) plan ($8,000), (ii) the amount of severance paid to the named executive officer pursuant to his change in control agreement in connection with his termination of employment, and (iii) the prorated LTIC Program target amount for 2025 paid pursuant to a pro rata bonus payment policy previously approved by the Company. See the section below entitled “Payments Upon Termination or Change in Control” for additional information about the severance and pro rata payment paid to the named executive officers.
Narrative Disclosure to Summary Compensation Table
Base Salaries
Consistent with our historical practice, we paid our named executive officers base salaries to provide them with a predictable and stable source of cash income in order to compensate them for performing the requirements of their respective positions and to retain and motivate them.
On January 27, 2025, the Company’s Compensation Committee approved a 3% increase in annual base salary for each of our named executive officers in line with the standard increase for the Company’s non-executive employees for fiscal year 2025. Annual base salaries paid to the named executive officers for fiscal years 2024 and 2025, and the amount of salary actually paid in 2025 for work through December 31, 2025, which includes work related to the wind-down process following the termination of the Liquidating Trust, are set forth below:

Named Executive Officer	2024 Annual Base Salary	2025 Annual Base Salary	2025 Actual Base Salary Paid
David A. Helfand	$988,000	$1,017,640	$1,017,640
William H. (Bill) Griffiths	$624,000	$642,720	$642,720
David S. Weinberg	$702,975	$724,064	$724,064
Orrin S. Shifrin	$618,618	$637,177	$637,177
Annual Bonuses under the STIP
Historically, the Company’s named executive officers were eligible to receive annual cash bonuses under the STIP based on the achievement of certain performance criteria for the applicable fiscal year, as determined annually by the Company’s Compensation Committee based on the then-applicable business objectives. On January 27, 2025, the Company’s Compensation Committee determined that, in light of the Plan of Sale and the wind-down of the Company and the Liquidating Trust, the payment of a bonus under the STIP for fiscal year 2025 would be discretionary based on the achievement of subjective corporate and individual performance goals.
The threshold, target and maximum annual bonus amounts under the STIP for fiscal year 2025, as a percentage of their respective annual base salaries, remained the same as the corresponding amounts that were applicable for fiscal year 2024 for Messrs. Helfand, Griffiths, Weinberg and Shifrin, with such amounts as follows:

Named Executive Officer	Threshold	Target	Maximum
David A. Helfand	75%	150%	225%
William H. (Bill) Griffiths	50%	100%	150%
David S. Weinberg	50%	100%	150%
Orrin S. Shifrin	50%	100%	150%
Since each of the named executive officer’s employment was terminated by the Liquidating Trust as of September 2, 2025, no determination was made with respect to the completion of 2025 performance under the STIP. Rather, in light of the qualifying termination event, each named executive officer became entitled to a prorated STIP bonus for the year of termination (i.e., 2025). See a further discussion of the prorated bonus payments as described below in the section entitled “Payments Upon

Termination or Change in Control.” The following prorated annual cash bonus awards were paid under the STIP to the named executive officers in respect of 2025:

Named Executive Officer	Prorated Payout
David A. Helfand	$2,156,969
William H. (Bill) Griffiths	$908,198
David S. Weinberg	$1,023,142
Orrin S. Shifrin	$900,364
LTIC Program
Historically, we provided long-term incentive compensation to employees, trustees, officers, consultants and advisors of the Company and its subsidiaries pursuant to the Company’s 2015 Omnibus Incentive Plan (as amended from time to time, the “2015 Omnibus Plan”). The purpose of the 2015 Omnibus Plan was to provide eligible persons with an incentive to contribute to the success of the Company and to operate and manage the Company’s business in a manner that would provide for the Company’s long-term growth and profitability to benefit its shareholders and other important stakeholders, including its employees and customers, and provide a means of obtaining, rewarding and retaining key personnel. The 2015 Omnibus Plan was administered by the Company’s Compensation Committee, which had the authority to select persons to whom awards were granted and to determine the terms and conditions of such awards. The following types of awards were permitted to be granted under the 2015 Omnibus Plan, subject to the limitations set forth in the 2015 Omnibus Plan: stock options; stock appreciation rights; restricted stock; stock units; unrestricted stock; dividend equivalent rights; performance shares and other performance-based awards; limited partnership interests in the partnership entity through which the Company conducted its business; other equity-based awards; and cash-based awards.
While historically awards granted under the 2015 Omnibus Plan were equity awards, following the Company’s December 2024 termination of its various Form S-8 Registration Statements (“S-8 Termination”) as part of the Plan of Sale and wind-down of the Company, the named executive officers were granted cash-based awards under the 2015 Omnibus Plan (“Cash Awards”). The Cash Awards that were granted by the Company’s Compensation Committee to each named executive officers in January 2025 for work performed in 2024, were as follows:

Named Executive Officer	Cash Awards
David A. Helfand	$3,681,080
William H. (Bill) Griffiths	$832,000
David S. Weinberg	$1,818,239
Orrin S. Shifrin	$1,109,306
The Cash Awards granted in January 2025 included vesting conditions that were similar to the time-based equity awards previously granted under the LTIC Program, with 25% of each award vesting and being payable on each of the 2nd and 3rd anniversaries of the date of grant, and 50% of each award vesting and being payable on the 4th anniversary of the date of grant. The treatment of the Cash Awards granted in January 2025 upon a termination of the named executive officer’s employment or a change in control of the Company was also the same as the treatment of the time-based equity grants previously granted under the LTIC Program in such circumstances, as described below in the section entitled “Payments Upon Termination or Change in Control.”
Outstanding Equity Awards at 2025 Fiscal Year-End
All outstanding equity awards vested and were settled when the Company’s Board determined that a change in control of the Company occurred on February 25, 2025, as a result of the sale of 1225 Seventeenth Street Plaza, which it determined constituted a sale of substantially all of the Company’s assets. As a result, there were no outstanding equity awards at the 2025 fiscal year-end.
Payments Upon Termination or Change in Control
The LTIC Program awards granted to our named executive officers provided for accelerated vesting in the event of certain terminations of employment or a change in control of the Company. As described above in the section entitled “Outstanding Equity Awards at 2025 Fiscal Year-End,” the Company’s Board determined that a change in control of the Company occurred on February 25, 2025, as a result of the sale of 1225 Seventeenth Street Plaza, which it determined constituted a sale of substantially all of the Company’s assets. Treatment of awards outstanding under the LTIC Program is described below under “LTIC Program Awards.” As described in the section below entitled “Change in Control Agreements,” the named executive officers were each party to a change in control agreement (“CIC Agreement”) that provided for certain severance benefits in the event of a qualifying termination of employment. Additionally, in June 2023, in recognition of the fact that the Company’s STIP bonus payments were paid and LTIC Program grants were made in arrears for each employee’s service and performance during the year preceding the year of payment or grant, the Company’s Board and its Compensation Committee each approved that employees of the Company, including the named executive officers, would be entitled to certain prorated bonus payments in the event of a qualifying termination of employment, as described below under “Prorated Bonus Payments.”
LTIC Program Awards
Time-Based Awards
Prior to the change in control of the Company that occurred in February 2025, the named executive officers each held outstanding unvested equity awards and Cash Awards subject to time-based vesting conditions (the “Time-Based Awards”). In light of the change in control and the fact that the awards were not assumed as part of the change in control transaction, all outstanding unvested Time-Based Awards held by each named executive officer became fully vested and were settled promptly following the date of the change in control.
Performance-Based Awards
In addition to the Time-Based Awards, prior to the change in control of the Company that occurred in February 2025, the named executive officers also held equity awards subject to vesting conditions related to the Company’s total shareholder return (“TSR”) over specified performance periods relative to the TSR achievement of the members of the Nareit Office Index over the same performance periods (the “Performance-Based Awards”). As a result of the change in control and the fact that these Performance-Based Awards were not assumed as part of the change in control transaction, all of the outstanding Performance-Based Awards held by each named executive officer were earned based on the actual level of achievement of the performance criteria measured as of the date of the change in control, as determined by the Company’s Compensation Committee based on the 40-day trailing average price per common share. The resulting earned Performance-Based Awards, as well as the previously earned but unvested Performance-Based Awards, became fully vested and were settled in shares or in cash promptly following the date of the change in control.
Change in Control Agreements
In 2019, the Company approved CIC Agreements for its named executive officers because it believed that the CIC Agreements would serve as an effective retentive measure to provide the named executive officers with certain assurances regarding the benefits that would be payable if a change in control of the Company occurred and they experienced a qualifying termination of employment. The change in control that occurred in February 2025 constituted a change in control for purposes of the CIC Agreements, and the termination of each named executive officer’s employment without cause in September 2025 was deemed, in each case, to be a qualifying termination giving rise to the named executive officer’s rights to his severance benefits under the terms of his CIC Agreement, as described below.
Under the CIC Agreements, upon a qualifying termination, the applicable named executive officer became entitled to: (i) a lump sum payment equal to three times the sum of (x) his annual base salary at the rate in effect as of the date of termination, and (y) the two-year average of his most recently earned STIP awards; (ii) a lump sum payment equal to his most recently earned STIP award multiplied by a fraction, the numerator of which is the number of days the named executive officer was employed during the year in which termination occurs and the denominator of which is 365 (the “Prorated Bonus”); and (iii) a lump sum payment equal to the amount that would have been payable for the cost of continued family coverage under the Company’s medical plan for a specified period following the date of termination (36 months for Mr. Helfand and 24 months for the other named executive officers). The severance benefits were subject to each named executive officer’s execution and delivery of an irrevocable release of claims, which was provided in each case. The named executive officers were also entitled to receive any accrued benefits (which were not subject to a release), as well as regular salary payment through the date that all work to wind down the affairs of the Liquidating Trust was completed. For the avoidance of doubt, the Prorated Bonus described in this section was satisfied by payment of the prorated bonus payment described below under the heading “Prorated Bonus Payments,” and is included above in the “Summary Compensation Table for 2025 Fiscal Year” in the “Bonus” column as the 2025 STIP bonus payment. The cash severance payment is included above in the “Summary Compensation Table for 2025 Fiscal Year” in the “All Other Compensation” column.
Pursuant to the CIC Agreements, a “best-net” cutback provision was applicable if any payment made to the named executive officers in connection with a change in control of the Company, including but not limited to any payment under the CIC Agreements, would result in an excise tax imposed by Section 4999 of the Internal Revenue Code, meaning that the applicable named executive officer would either: (i) receive all the payments and benefits to which he was entitled, subject to the excise tax or (ii) have such payments and benefits reduced by the minimum amount necessary so that the excise tax would not apply, if such reduction would result in a greater net after-tax benefit to the named executive officer. The “best-net” cutback provision was not triggered as a result of the change in control of the Company or the amounts payable to the named executive officers under the CIC Agreements or otherwise.
Prorated Bonus Payments
Each named executive officer was entitled to and received a cash payout of certain bonuses in recognition of the partial year of service during the year in which their qualifying termination occurred (i.e., 2025), as provided for under the CIC Agreements as well as a policy previously approved by the Company’s Compensation Committee and Board relating to each employee, including the named executive officers. The prorated bonus payment equaled (i) the sum of the named executive officer’s STIP bonus actually paid for last completed calendar year prior to the year in which the qualifying termination occurred (i.e., 2024), and the named executive officer’s LTIC Program target for the calendar year in which the qualifying termination occurred (i.e., 2025), multiplied by (ii) a fraction, the numerator of which is the number of days in the year of the qualifying termination through the named executive officer’s employment termination date and the denominator of which is 365. This prorated bonus payment was made in recognition of the fact that our STIP bonus payments were paid and LTIC Program grants were made in arrears for each employee’s service and performance during the year preceding the year of payment or grant. The STIP Bonus is represented in the “Summary Compensation Table for 2025 Fiscal Year” in the “Bonus” column as the 2025 STIP bonus payment, and the LTIC Program portion is represented in the “Summary Compensation Table for 2025 Fiscal Year” in the “All Other Compensation” column (along with the cash severance amount received). The prorated bonus payment was subject to each named executive officer’s execution and delivery of an irrevocable release of claims against the Company, which were provided.
Trustee Compensation
Overview of the Trustee Compensation Program
The terms of the standard compensation program for trustees of the Company (excluding Mr. Helfand) and for Mr. Linneman as trustee of the Liquidating Trust (collectively, the “Independent Trustees”) were as follows:

Annual Retainer
Cash	$70,000
Equity Awards	$120,000
Total	$190,000

Additional Annual Compensation
Lead Independent Trustee	$45,000
Audit Committee Chair	$25,000
Compensation Committee Chair	$16,250
Nominating and Corporate Governance Committee Chair	$15,000
Audit Committee Member	$12,500
Compensation Committee Member	$7,500
Nominating and Corporate Governance Committee Member	$7,500
Ad Hoc Committee	$10,000
We reimbursed Independent Trustees for travel and other expenses incurred in connection with their activities on our behalf.
Trustees of the Company and the Liquidating Trust who were also our employees did not receive any additional compensation for their services as trustees. Therefore, Mr. Helfand did not receive any additional compensation for his service as Chair of the Board, and Messrs. Helfand, Griffiths, Weinberg and Shifrin did not receive any additional compensation for their service as trustees of the Liquidating Trust beyond their compensation as executive officers, described earlier in this Annual Report on Form 10-K under the heading “Executive Compensation.”
Equity Awards Granted to Independent Trustees
While no equity awards were granted to Independent Trustees in 2025, prior to the change in control of the Company that occurred in February 2025, the Independent Trustees held outstanding unvested equity awards subject to time-based vesting conditions. In light of the change in control and the fact that awards were not assumed as part of the change in control transaction, all outstanding unvested time-based equity awards held by each Independent Trustee became fully vested as of the date of the change in control.
Trustee Compensation Table for Fiscal Year 2025
The table below sets forth information regarding trustee compensation for fiscal year 2025.

Name	Company Fees Earned or Paid in Cash ($)	Liquidating Trust Fees Earned or Paid in Cash ($)	Equity Awards ($)	All Other Compensation ($)	Total ($)
Ellen-Blair Chube	55,000	—	—	—	55,000
Martin Edelman	48,750	—	—	—	48,750
Peter Linneman	77,500	127,500	—	—	205,000
Mary Jane Robertson	47,500	—	—	—	47,500
Gerald Spector	43,125	—	—	—	43,125
James Star	46,250	—	—	—	46,250
Compensation Committee Interlocks and Insider Participation
No member of the Company’s Compensation Committee was ever an officer or employee of the Company, and no member of the Compensation Committee had any relationships requiring disclosure by us under the SEC’s rules requiring disclosure of certain relationships and related party transactions. No executive officer served as a member of a board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that had one or more of its executive officers serving as a member of the Company’s Board or Compensation Committee. Accordingly, during 2025, there were no interlocks with other companies within the meaning of the SEC’s rules.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The Liquidating Trust does not have any equity compensation plans. The Liquidating Trust also does not have any securities providing the right to vote for the election of the trustees and, consequently, does not have any “voting securities” within the meaning of the Exchange Act and the regulations thereunder applicable to the disclosure of 5% holders of voting securities.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Review and Approval or Ratification of Transactions with Related Persons
EQC’s Code of Business Conduct and Ethics prohibited trustees and executive officers from engaging in transactions that may result in a conflict of interest with us. The Code of Business Conduct and Ethics allowed exceptions to this prohibition only if a majority of the disinterested trustees approved the transaction or the transaction was otherwise approved pursuant to EQC’s Related Party Transaction Policy. According to EQC’s Related Party Transaction Policy and its Audit Committee charter, its Audit Committee had responsibility to review any transaction involving a trustee, officer or 5% shareholder that could have created a conflict of interest. The Audit Committee could either approve or reject the transaction or refer the transaction to the full Board, excluding any interested trustees.
EQC LT adopted EQC’s Code of Business Conduct and Ethics and other policies (the “Policies”) to the extent they were applicable to EQC LT.
Related Person Transactions
Two North Riverside Plaza Joint Venture Limited Partnership
During 2025, we leased office space for our corporate headquarters at Two North Riverside Plaza in Chicago, Illinois (the “Two North Office Building”). From January 1, 2025 through May 22, 2025, the Two North Office Building was owned by Two North Riverside Plaza Joint Venture Limited Partnership (the “Two North Owner”), an entity associated with EGI, a private entrepreneurial investment firm founded by Sam Zell, our former Chairman who passed away on May 18, 2023. During that time, Messrs. Helfand and Weinberg were advisors to EGI and certain other members of our team were involved in EGI’s activities. On May 23, 2025, the Two North Owner transferred ownership of the Two North Office Building to a subsidiary of its lender via a deed-in-lieu of foreclosure, which subsequently sold the Two North Office Building to an unrelated third party.

Effective July 20, 2015, we entered into a lease with Two North Riverside Plaza Joint Venture Limited Partnership to occupy office space on the twentieth and twenty-first floors of Two North Riverside Plaza in Chicago, Illinois (the “Two North Office Lease”). The initial term of the lease was approximately five years, expiring on December 31, 2020.
In August 2023, we entered into an amendment to the Two North Office Lease extending the lease term for one year, through December 31, 2024, with no renewal options and contracting square feet to the space on the twentieth floor. The lease payment for the extended term was approximately $0.4 million.
In April 2024, we entered into an amendment to the Two North Office Lease extending the lease term for two additional years, through December 31, 2026, with no renewal options. The lease payment for the extended term was approximately $0.4 million per year. The Two North Office Lease allowed EQC to terminate the lease early for a termination fee equal to three-months’ base rent (the “Termination Fee”). On or about August 30, 2025, we provided notice and subsequently paid the Termination Fee to terminate the lease effective September 30, 2025.
Indemnification
The Maryland statute governing a REIT formed under the laws of Maryland, or the Maryland REIT law, permits a Maryland REIT to include in its charter a provision limiting the liability of its trustees and officers to the trust and its shareholders for money damages except for liability resulting from (i) actual receipt of an improper benefit or profit in money, property or services or (ii) active and deliberate dishonesty that is established in a judgment and is material to the cause of action. EQC’s Declaration of Trust included provisions limiting the liability of its trustees and officers for any debt, claim, demand, judgement decree, liability or obligation of any kind (in tort, contract or otherwise) of, against or with respect to the Company or arising out of any action take or omitted for or on behalf of the Company. EQC’s Declaration of Trust further provided that no trustee, officer, employee or agent of the Trust shall be liable to the Company, the shareholders or any other person for any act or omission except for his or her own willful misfeasance, bad faith, gross negligence or reckless disregard of duty.
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
EQC’s Declaration of Trust and bylaws obligated us, to the fullest extent permitted by Maryland law, to indemnify and to pay, reimburse or advance reasonable expenses to:
•    any then-current or former trustee or officer who was made or threatened to be made a party to a proceeding by reason of his or her service in that capacity; or
•    any individual who, while a trustee or officer of our company and at EQC’s request, served as a trustee, officer or partner of another corporation, REIT, limited liability company, partnership, joint venture, trust, employee benefit plan or any other enterprise and who was made or threatened to be made a party to the proceeding by reason of his or her service in that capacity.
EQC’s Declaration of Trust and bylaws also permitted us, with the approval of its Board, to indemnify and advance expenses to any person who served a predecessor of EQC in any of the capacities described in the Declaration of Trust and bylaws and to any employee or agent of the Company or a predecessor of the Company. EQC’s bylaws specified that any indemnification or payment or reimbursement of the expenses as described above would be made in accordance with the procedures provided by the MGCL for directors of Maryland corporations.
The Liquidating Trust Agreement of EQC LT provides that no trustee of EQC LT shall be personally liable to any person in connection with EQC LT's assets or its affairs except for misconduct intentionally committed in bad faith and that no trustee shall be liable for any error of judgment made in good faith. The Liquidating Trust Agreement of EQC LT also provides and that each trustee and each of the employees and agents appointed or employed by the trustees pursuant to the Liquidating Trust Agreement, if any, shall be indemnified out of the liquidating trust assets against all liabilities and expenses, including amounts paid in satisfaction of judgments, in compromise or as fines and penalties, and all costs and expenses, including, but not limited to, reasonable counsel fees and disbursements paid or incurred in investigating or defending against any such claim, demand, action, suit or proceeding in connection with the defense or disposition of any action, suit or other proceeding by EQC LT or any other person, whether civil or criminal, in which the foregoing indemnified person may be involved or with which such indemnified person may be threatened while in office or thereafter, by reason of its or his or her being or having been an EQC LT trustee, employee or agent; provided, however, that such indemnified person shall not be entitled to such indemnification to the extent that it or he or she shall have been finally adjudicated to have engaged in misconduct committed in bad faith or with reckless indifference to the purposes of EQC LT or the interests of its beneficiaries.
Item 14.    Principal Accountant Fees and Services.
Principal Accountant Fees and Services
Ernst & Young LLP acted as our independent registered public accounting firm for 2025 and 2024. The fees and expenses for services provided by Ernst & Young LLP to us for the last two fiscal years are listed in the table below:

	2025	2024
Audit fees	$301,500	$1,052,135
Audit related fees	—	—
Tax fees	—	—
Subtotal	$301,500	$1,052,135
All other fees*	—	3,600
Total fees	$301,500	$1,055,735
*    “All other fees” related to subscription fees incurred for Ernst & Young LLP’s online accounting and reporting research tool.

Pre-Approval Policies and Procedures
EQC’s Audit Committee had established policies and procedures to review and approve the engagement of the Company’s independent auditor to provide any audit or non-audit services to the Company, either pursuant to the Audit Committee’s Policy Regarding Pre-Approval of Audit and Non-Audit Services (the “Pre-Approval Policy”) or through a separate pre-approval by the Audit Committee, which policies and procedures were intended to control the services provided by our independent registered public accounting firm and to monitor their continuing independence.
Under these policies and procedures, no services were permitted to be undertaken by the independent registered public accounting firm unless the engagement was specifically approved by the Audit Committee or the services were included within a category that had been pre-approved in the Pre-Approval Policy. The maximum charge for services were to be established by the Pre-Approval Policy or by the Audit Committee when the specific engagement or the category of services was approved.
All services for which EQC engaged our independent registered public accounting firm in 2025 and 2024 were approved by the Audit Committee. The total fees for the audit and non-audit services provided by Ernst & Young LLP in 2025 and 2024 are set forth above. The Audit Committee approved EQC’s engagement of Ernst & Young LLP to provide the non-audit services on behalf of EQC because it determined that Ernst & Young LLP providing these services would not compromise its independence and that its familiarity with EQC’s record keeping and accounting systems would permit it to provide these services with equal or higher quality, more quickly and at a lower cost than we could obtain these services from other providers.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
(a)The following documents are filed as part of this Annual Report on Form 10-K:
(i) and (ii) Financial Statements and Financial Statement Schedule.
The following consolidated financial statements and financial statement schedule of EQC Liquidating Trust are included on the pages indicated:

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F-1
Consolidated Statements of Net Assets (Liquidation Basis) as of September 30, 2025 and December 31, 2024	F-2
Consolidated Statements of Changes in Net Assets (Liquidation Basis) for the Year Ended September 30, 2025 and the Period from November 1, 2024 through December 31, 2024	F-3
Consolidated Statements of Operations (Going Concern Basis) for the Ten Months Ended October 31, 2024	F-4
Consolidated Statements of Equity (Going Concern Basis) for the Ten Months Ended October 31, 2024	F-5
Consolidated Statements of Cash Flows (Going Concern Basis) for the Ten Months Ended October 31, 2024	F-6
Notes to Consolidated Financial Statements	F-8
Schedule III—Real Estate and Accumulated Depreciation	S-1
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.
(iii) Exhibits.
The following documents are filed as exhibits to this Annual Report on Form 10-K:

Exhibit Number	Description
3.1	Liquidating Trust Agreement, dated June 2, 2025. (Incorporated by reference to the Liquidating Trust’s Current Report on Form 8-K filed June 16, 2025.)

10.1
Change in Control Agreement, dated as of April 24, 2019, by and between the Company, Equity Commonwealth Management LLC and David Helfand. (+) (†) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed February 13, 2024.)

21.1	Subsidiaries of the Liquidating Trust. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Net Assets, (iii) the Consolidated Statements of Changes in Net Assets, (iv) the Consolidated Statements of Operations, (v) the Consolidated Statements of Equity, (vi) the Consolidated Statements of Cash Flows and (vii) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(+)    Management contract or compensatory plan or arrangement.
† Pursuant to Instruction 2 of Item 601 of Regulation S-K, the Liquidating Trust has omitted certain change in control agreements (the “Omitted CIC Agreements”), which are substantially identical in all material respects except as to the parties thereto, the dates of execution, or other details. The below schedule identifies the Omitted CIC Agreements.

The only term in the Omitted CIC Agreements that differs from the change in control agreement for Mr. Helfand is the term of coverage under the Company’s group health plan, which is 24 months under Section 3(a)(iv) of the Omitted CIC Agreements. The Liquidating Trust hereby agrees to file the Omitted CIC Agreements upon request by the Commission.
Schedule
1.Change in Control Agreement, dated as of April 24, 2019, by and between the Company, Equity Commonwealth Management LLC and David Weinberg.
2.Change in Control Agreement, dated as of April 24, 2019, by and between the Company, Equity Commonwealth Management LLC and Orrin Shifrin.
3.Change in Control Agreement, dated as of August 1, 2022, by and between the Company, Equity Commonwealth Management LLC and William H. Griffiths.
Item 16.    Form 10-K Summary.
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, EQC Liquidating Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQC LIQUIDATING TRUST

By:	/s/ David A. Helfand
David A. Helfand
Trustee

Dated: October 21, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EQC Liquidating Trust, in the capacities set forth below and on the dates indicated.

Signature	Title	Date
/s/ David A. Helfand	Trustee	October 21, 2025
David A. Helfand

/s/ Peter Linneman	Trustee	October 21, 2025
Peter Linneman

/s/ David S. Weinberg	Trustee	October 21, 2025
David S. Weinberg

/s/ William H. Griffiths	Trustee	October 21, 2025
William H. Griffiths

/s/ Orrin S. Shifrin	Trustee	October 21, 2025
Orrin S. Shifrin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and Trustees of EQC Liquidating Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of net assets (liquidation basis) of EQC Liquidating Trust (EQC LT) as of September 30, 2025 and December 31, 2024, the related consolidated statements of changes in net assets (liquidation basis) for the year ended September 30, 2025, and for the period from November 1, 2024 to December 31, 2024, the consolidated statements of operations, equity and cash flows for the period from January 1, 2024 to October 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the net assets in liquidation of EQC LT as of September 30, 2025 and December 31, 2024, the changes in its net assets in liquidation for the year ended September 30, 2025 and for the period from November 1, 2024 to December 31, 2024, and the results of its operations and its cash flows for the period from January 1, 2024 to October 31, 2024, in conformity with U.S. generally accepted accounting principles applied on the basis of accounting described below.
Adoption of Liquidation Basis of Accounting
As described in Note 3 to the financial statements, the shareholders of Equity Commonwealth, EQC LT’s predecessor (EQC), approved a plan of liquidation on November 12, 2024, and EQC commenced liquidation shortly thereafter. As a result, EQC has changed its basis of accounting for periods subsequent to October 31, 2024 from the going-concern basis to a liquidation basis.
Basis for Opinion
These financial statements are the responsibility of EQC LT’s management. Our responsibility is to express an opinion on EQC LT’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to EQC LT in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. EQC LT is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of EQC LT’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to EQC’s audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ Ernst & Young LLP
We have served as EQC LT and its predecessor entity’s auditor since 1986.
Chicago, Illinois
October 21, 2025

EQC LIQUIDATING TRUST
CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(amounts in thousands)

	September 30, 2025	December 31, 2024
ASSETS
Real estate	$—	$132,500
Cash and cash equivalents	—	160,511
Rents receivable and other assets	—	613
Total assets	$—	$293,624

LIABILITIES
Liabilities for estimated costs in excess of estimated receipts during liquidation	$—	$100,019
Accounts payable and accrued expenses	—	10,908
Distributions payable	—	3,842
Total liabilities	$—	$114,769
Commitments and contingencies
Net assets in liquidation attributable to Equity Commonwealth common shareholders	—	178,605
Net assets in liquidation attributable to noncontrolling interest	—	250
Net assets in liquidation	$—	$178,855
See accompanying notes.

EQC LIQUIDATING TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(amounts in thousands)

	Year Ended September 30, 2025	For the Period from November 1, 2024 to December 31, 2024
Net assets in liquidation, beginning of period	$178,855	$2,245,273
Changes in net assets in liquidation:
Remeasurement of liabilities, net	(6,369)	(23,764)
Net decrease in liquidation value	(6,369)	(23,764)
Liquidating distributions	(172,486)	(2,042,654)
Changes in net assets in liquidation	(178,855)	(2,066,418)
Net assets in liquidation, end of period	$—	$178,855
See accompanying notes.

EQC LIQUIDATING TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(Going Concern Basis)
(amounts in thousands, except per share data)

Ten Months Ended October 31,
2024
Revenues:
Rental revenue	$43,616
Other revenue	4,359
Total revenues	47,975
Expenses:
Operating expenses	22,542
Depreciation and amortization	13,384
General and administrative	30,089
Loss on asset impairment	49,250
Total expenses	115,265
Interest and other income, net	98,634
Gain on sale of properties, net	857
Income before income taxes	32,201
Income tax expense	(486)
Net income	31,715
Net income attributable to noncontrolling interest	(63)
Net income attributable to Equity Commonwealth	31,652
Preferred distributions	(7,988)
Net income attributable to Equity Commonwealth common shareholders	$23,664

Weighted average common shares outstanding — basic	107,373
Weighted average common shares outstanding — diluted	108,320
Earnings per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.22
Diluted	$0.22
See accompanying notes.

EQC LIQUIDATING TRUST
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
See accompanying notes.

EQC LIQUIDATING TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)
(amounts in thousands)

Ten Months Ended October 31,
2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,460
Straight-line rental income	(533)
Other amortization	1,924
Amortization of right-of-use asset	151
Share-based compensation	9,102
Loss on asset impairment	49,250
Net gain on sale of properties	(857)
Change in assets and liabilities:
Rents receivable and other assets	(1,209)
Accounts payable, accrued expenses and other	(2,074)
Rent collected in advance	201
Net cash provided by operating activities	99,130

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(13,469)
Proceeds from sale of properties, net	27,392
Net cash provided by investing activities	13,923

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common shares	(3,056)
Distributions to common shareholders	(2,036)
Distributions to preferred shareholders	(5,991)
Distributions to holders of noncontrolling interest	(50)
Net cash used in financing activities	(11,133)

Increase in cash and cash equivalents	101,920
Cash and cash equivalents at beginning of period	2,160,535
Cash and cash equivalents at end of period	$2,262,455
See accompanying notes.

EQC LIQUIDATING TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)

Ten Months Ended October 31,
2024
SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid, net	$182

NON-CASH INVESTING ACTIVITIES:
Recognition of right-of-use asset and lease liability	$873
Accrued capital expenditures	$1,513

NON-CASH FINANCING ACTIVITIES:
Distributions payable	$4,608
OP Unit redemption	1,569
See accompanying notes.

EQC LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization
Equity Commonwealth, or the Company, or EQC, was a real estate investment trust, or REIT, formed in 1986 under the laws of the State of Maryland. Prior to its dissolution on June 13, 2025, the Company’s business was primarily the ownership and operation of office properties in the United States. As of September 30, 2025, we did not own any properties.
The Company operated in an umbrella partnership real estate investment trust, or UPREIT, and conducted substantially all of its activities through EQC Operating Trust, a Maryland real estate investment trust, or the Operating Trust. Prior to its dissolution on June 13, 2025, the Company beneficially owned, 99.86% of the outstanding shares of beneficial interest, designated as units, in the Operating Trust, or OP Units and the Company was the sole trustee of the Operating Trust.  As the sole trustee, the Company generally had the power under the declaration of trust of the Operating Trust to manage and conduct the business of the Operating Trust, subject to certain limited approval and voting rights of other holders of OP Units.
On April 1, 2025, the Company announced that, in connection with its Plan of Sale and Dissolution, or the Plan of Sale, approved by its shareholders on November 12, 2024, the Board authorized the Company’s final cash liquidating distribution of $1.60 per common share to be paid on April 22, 2025 to shareholders of record as of April 11, 2025. On April 22, 2025, the Company paid this distribution to such shareholders in the aggregate amount of $172.4 million. This brought the aggregate cash liquidating distributions to $20.60 per common share, inclusive of $19.00 per share paid in December 2024.
On April 11, 2025, in connection with the Plan of Sale and the Company’s final cash liquidating distribution, the Company filed a Form 25 (Notification of Removal from Listing) with the U.S. Securities and Exchange Commission, or the SEC, and the NYSE relating to the delisting of the common shares. The Company’s last day of trading on NYSE was April 21, 2025.
On June 13, 2025, or the Effective Date, as part of the Plan of Sale, the Company transferred its remaining assets and liabilities to EQC Liquidating Trust, or EQC LT, a newly-created Maryland common law trust, for the benefit of the common shareholders of the Company. In conjunction with the transfer, EQC LT distributed all of its units of beneficial interests to EQC’s common shareholders on a one-for-one basis, with each common shareholder receiving one unit in EQC LT, or the Units, for each EQC common share then held of record. All outstanding EQC common shares were then cancelled, and the Company was dissolved and terminated.
EQC LT was formed to wind up the affairs of EQC, the predecessor entity, liquidate EQC’s remaining assets, pay any liabilities, costs and expenses of EQC which were assumed or incurred by EQC LT, and distribute any net proceeds to the holders of the Units.
On September 19, 2025, the trustees of EQC LT approved the termination of EQC LT following the payment of all its liabilities and the disposal of all its assets. After liquidating the assets of EQC and EQC LT, and paying all remaining liabilities, costs and expenses, the trustees of EQC LT determined the amount of remaining funds available did not warrant an additional cash distribution to EQC LT unitholders. The remaining funds totaling approximately $150,000 were donated to ten charities selected by the trustees of EQC LT. As of September 30, 2025, after paying all of its remaining liabilities and disposing of all of its assets, the Liquidating Trust canceled all of its outstanding Units and dissolved.
Under the terms of the Liquidating Trust Agreement, the taxable year of the Liquidating Trust ends on December 31 of each year, unless the Liquidating Trust is dissolved or liquidated prior to such date, in which case, the Liquidating Trust’s taxable year ends on the date of such liquidation or dissolution. Since the Liquidating Trust canceled all of its outstanding units and dissolved on September 30, 2025, the taxable year end is September 30, 2025. We have aligned the fiscal year with the taxable year. The financial statements reflect the accounts and activities of EQC Liquidating Trust and its consolidated subsidiary and, for periods prior to June 13, 2025, its predecessor entity.
Note 2.  Plan of Sale
On October 2, 2024, the Company filed a definitive proxy statement, or the Definitive Proxy, with the SEC related to a Special Meeting of Shareholders, or the Special Shareholder Meeting, for the following purposes: (i) to consider and vote upon the Plan of Sale and Dissolution of the Company, or the Plan of Sale, including the wind-down and complete liquidation of the Company, and the dissolution and termination of the Company, including the establishment of a Liquidating Entity (as defined in the Definitive Proxy), and (ii) on an advisory, non-binding basis, to consider and vote upon compensation payable by the Company to its named executive officers in connection with the Plan of Sale, or the Executive Compensation Proposal. The Plan of Sale, which the Company’s Board of Trustees determined was in the best interests of the Company and its shareholders, authorized the Company to sell all of its remaining properties, wind-down the Company’s affairs and distribute the net proceeds

EQC LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to shareholders. At the special shareholder meeting held on November 12, 2024, the Company’s shareholders approved both proposals with: (i) 85.5% of outstanding shares, and 99% of votes cast, in favor of the Plan of Sale proposal (two-thirds of outstanding shares required for approval), and (ii) 86.7% of votes cast in favor of the Executive Compensation Proposal (majority of votes cast required for approval).
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
On June 13, 2025, the Company transferred its remaining assets and liabilities to EQC Liquidating Trust. The Company believes it complied with the requirements necessary to qualify as a REIT through its liquidation and dissolution on June 13, 2025, at which time the remaining assets were transferred to EQC LT. In conjunction with the transfer, EQC LT distributed all of its units of beneficial interests to EQC’s common shareholders on a one-for-one basis, with each common shareholder receiving one unit in EQC LT, or the Units, for each EQC common share then held of record. As of September 30, 2025, after paying all of its remaining liabilities and disposing of all of its assets, the Liquidating Trust cancelled all its outstanding Units and dissolved.
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
Pursuant to the Company’s shareholders’ approval of the Plan of Sale on November 12, 2024, the Company adopted the liquidation basis of accounting as of and for the periods subsequent to November 1, 2024 (as the approval of the Plan of Sale by the Company’s shareholders became imminent in early November 2024 based on the results of the Company’s solicitation of proxies from its shareholders for their approval of the Plan of Sale). Accordingly, on November 1, 2024, assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash or other consideration that the Company expected to realize through the disposal of assets. The liquidation values of the Company’s real estate properties are presented on a net realizable value basis at December 31, 2024. Liabilities are carried at their contractual amounts due or estimated settlement amounts.
The Company accrues costs and revenues that it expects to incur and earn as it carries out its liquidation activities through the end of the projected liquidation period to the extent it has a reasonable basis for estimation. Estimated costs expected to be incurred through the end of the liquidation period included budgeted property expenses and corporate overhead, costs to dispose of its real estate property, costs associated with satisfying known and contingent liabilities and other costs associated with the winding down and dissolution of the Company. Revenues are based on in place leases at properties prior to their sale. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the consolidated statements of net assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Sale” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion.
Actual costs incurred but unpaid prior to the Company’s adoption of the liquidation basis of accounting on November 1, 2024, are included in accounts payable and accrued expenses and distributions payable at December 31, 2024 on the consolidated statements of net assets. All our liabilities under either the going concern basis of accounting or the liquidation basis of accounting are derecognized when we pay the obligation or when we are legally released from being the primary obligor under the liability.
Net assets in liquidation at December 31, 2024 represents the remaining estimated liquidation value available to shareholders upon liquidation. Due to the uncertainty in the estimated cash flows from operations and the time required to complete the Plan of Sale, actual liquidation costs and sale proceeds may differ materially from the amounts estimated.

EQC LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of the change to the liquidation basis of accounting, the Company no longer presents a consolidated balance sheet, a consolidated statement of operations, a consolidated statement of equity or a consolidated statement of cash flows subsequent to October 31, 2024. These statements are only presented for prior year periods to the extent required. The consolidated financial statements include our investments in 100% owned subsidiaries and majority owned subsidiaries that are controlled by us. Unless the context requires otherwise, references to the “Liquidating Trust”, or “EQC LT”, refer to EQC Liquidating Trust and its consolidated subsidiary, and references to “EQC” or “the Company” refer to Equity Commonwealth and its consolidated subsidiaries. References to “we”, “us” or “our” refer to either EQC Liquidating Trust, Equity Commonwealth or both depending on the context. All intercompany transactions and balances have been eliminated.
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
Real Estate Properties
Liquidation Basis of Accounting
As of November 1, 2024, the Company’s real estate was adjusted to its estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash or other consideration that the Company expected to realize through the disposal of its assets. The Company estimated the liquidation value of its real estate based on a contractual purchase price for the property. The liquidation value of the Company’s real estate is presented on an undiscounted basis and real estate is no longer depreciated. Subsequent to November 1, 2024, all changes in the estimated liquidation value of the real estate are reflected as a change to the Company’s net assets in liquidation. Costs to sell the property such as credits for capital costs, contractual lease obligations and rent abatements are included in Liabilities for estimated costs in excess of estimated receipts during liquidation as of December 31, 2024.
Going Concern Basis
We record real estate properties at cost. We depreciate real estate investments on a straight-line basis over estimated useful lives of up to 40 years for buildings and improvements, and up to 12 years for personal property.
Each time we enter into a new lease, or materially modify an existing lease, we evaluate its classification as either a finance or operating lease. The classification of a lease as finance or operating affects the carrying value of a property, as well as the recognition of rental payments as revenue. These evaluations require us to make estimates of, among other things, the remaining useful life and fair market value of a leased property, appropriate discount rates and future cash flows.
We allocate the consideration paid for our properties among land, buildings and improvements and, for properties that qualify as acquired businesses under the Business Combinations Topic of the FASB Accounting Standards Codification, or ASC, to identified intangible assets and liabilities, consisting of the value of above market and below market leases, the value of acquired in place leases and the value of tenant relationships. Purchase price allocations and the determination of useful lives are based on estimates and, under some circumstances, studies from independent real estate appraisal firms to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determination of useful lives.
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

EQC LIQUIDATING TRUST
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
Certain of our formerly owned real estate assets contained hazardous substances, including asbestos. We believe any asbestos in our former buildings is contained in accordance with applicable regulations. We do not believe that there are other environmental conditions or issues at any of our former properties that have had or will have a material adverse effect on us. As of September 30, 2025 and December 31, 2024, we did not have any accrued environmental remediation costs.
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

EQC LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accrued Liquidation Costs
Liquidation Basis of Accounting
In accordance with the liquidation basis of accounting, the Company records certain estimated liquidation costs to the extent it has a reasonable basis for estimation. These consist of compensation expense, legal fees, accounting fees, other professional service fees and other dissolution costs. These amounts are included in Liabilities for estimated costs in excess of estimated receipts during liquidation on the consolidated statements of net assets. See Note 4.
Revenue Recognition
Liquidation Basis of Accounting
Under the liquidation basis of accounting, the Company accrues all income that it expects to earn through the completion of its liquidation to the extent it has a reasonable basis for estimation. Revenue from tenants is estimated based on the contractual in place leases through the anticipated disposition date of the property. These amounts are presented net of estimated expenses and other liquidation costs and are classified in liabilities for estimated costs in excess of estimated receipts during liquidation on the consolidated statements of net assets.
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
Earnings Per Common Share
Going Concern Basis
Earnings per common share, or EPS, is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if our series D convertible preferred shares, our restricted share units, or RSUs, or beneficial interests in the Operating Trust, or LTIP Units, were converted into our common shares, which could result in a lower EPS amount. The effect of our series D convertible preferred shares on net income attributable to common shareholders is anti-dilutive for the ten months ended October 31, 2024.
Reclassifications
Reclassifications have been made to the prior years’ financial statements and notes to conform to the current year’s presentation.
Legal Matters
We are not involved in any litigation nor, to our knowledge, is any litigation threatened against us where the outcome would, in our judgment based on information available to us, have a material adverse effect on the Company.

EQC LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes
Prior to EQC’s dissolution on June 13, 2025, we were a REIT under the Internal Revenue Code of 1986, as amended, and were generally not subject to federal and state income taxes provided we distributed our taxable income to our shareholders and met other requirements for qualifying as a REIT. We are also subject to certain state and local taxes without regard to our REIT status. As a grantor trust, EQC LT is not an income tax payer. EQC LT passes its taxable income or loss to the holders of the Units.
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
New Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. This update is effective for annual periods beginning after December 15, 2024. We adopted ASU 2023-09 on January 1, 2025 and the adoption did not have a material impact on our consolidated financial statements.
Note 4.  Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation
The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Sale. As of December 31, 2024, the Company estimated that it would have costs in excess of estimated receipts during the liquidation process. These amounts can vary significantly due to, among other things, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding down of operations. These costs were estimated and were anticipated to be paid out over the liquidation period which was completed on September 30, 2025.

EQC LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The change in the liabilities for estimated costs in excess of estimated receipts during liquidation for the year ended September 30, 2025 is as follows (in thousands):

	December 31, 2024	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	September 30, 2025
Assets
Estimated net inflows from real estate	$1,125	$(1,671)	$546	$—
Estimated inflows from interest income	3,493	(4,203)	710	—
	4,618	(5,874)	1,256	—

Liabilities
Liquidation transaction costs(1)	(41,819)	42,587	(768)	—
General and administrative expenses	(30,993)	35,687	(4,694)	—
Liquidating catch-up distributions on unearned equity awards	(23,764)	25,664	(1,900)	—
Capital expenditures and tenant lease obligations	(8,061)	8,065	(4)	—
	(104,637)	112,003	(7,366)	—
Total liabilities for estimated costs in excess of estimated receipts during liquidation	$(100,019)	$106,129	$(6,110)	$—
(1) Liquidation transaction costs primarily include severance expenses, advisory fees and other professional services expenses.
Note 5.  Net Assets In Liquidation
There were 107,335,177 common shares outstanding and 873,406 unvested restricted stock units at target, prior to any shares expected to be surrendered to satisfy statutory tax withholding obligations in connection with the vesting of such common shares, at December 31, 2024 (See Note 10). The net assets in liquidation as of December 31, 2024 were $178.9 million. Net assets in liquidation include projections of costs and expenses to be incurred during the estimated period required to complete the Plan of Sale. There is inherent uncertainty with these estimates and projections. Cumulative cash liquidating distributions paid to common shareholders are $2.2 billion ($20.60 per common share) and include the initial $2.0 billion ($19.00 per common share) paid prior to December 31, 2024 and the final $172.4 million ($1.60 per common share) paid on April 22, 2025.
Note 6.  Real Estate Properties
Acquisitions and Expenditures
We did not make any acquisitions during the years ended September 30, 2025 and December 31, 2024.
During the years ended September 30, 2025 and December 31, 2024, we made improvements, excluding tenant-funded improvements, to our properties totaling $0.1 million and $12.3 million, respectively.

EQC LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property Dispositions:
During the years ended September 30, 2025 and December 31, 2024, we sold the following properties, which did not represent strategic shifts under ASC Topic 205 (dollars in thousands):

Property	Date Sold	Number of Properties	Number of Buildings	Square Footage	Gross Sale Price(1)	Gain on Sale(2)
Bridgepoint Square	October 2024	1	5	440,007	$31,500	$857
206 East 9th Street	November 2024	1	1	175,510	33,000	N/A
1250 H Street, NW	November 2024	1	1	196,490	27,500	N/A
1225 Seventeenth Street	February 2025	1	1	709,402	$132,500	N/A
		4	8	1,521,409	$224,500	$857
(1)Gross sale price is before transfer taxes and credits, such as capital costs, contractual lease costs and rent abatements.
(2)Reflects the gain on sale recognized on the consolidated statement of operations for the ten months ended October 31, 2024. Gain on sale is not recorded under liquidation basis accounting.
Lease Payments
Rental revenue consists of the following (in thousands):

Ten Months Ended October 31,
2024
Lease payments	$28,468
Variable lease payments	15,148
Rental revenue	$43,616
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
During the years ended September 30, 2025 and December 31, 2024, we did not repurchase any shares. The $150.0 million of remaining availability under our share repurchase program expired on June 30, 2025.
During the years ended September 30, 2025 and December 31, 2024, certain of our employees and former employees surrendered 510,000 and 162,599 common shares owned by them, respectively, to satisfy their statutory tax withholding obligations in connection with the vesting of such common shares pursuant to our equity compensation plans.
Common Share and Unit Distributions:
On November 15, 2024, the Company announced that its Board of Trustees authorized an initial cash liquidating distribution of $19.00 per common share which was paid on December 6, 2024 to shareholders of record on November 25, 2024. On December 6, 2024, we paid this distribution to such shareholders in the aggregate amount of $2.0 billion. On April 1, 2025, the Company announced that its Board authorized the Company’s final cash liquidating distribution of $1.60 per common share to be paid on April 22, 2025 to shareholders of record as of April 11, 2025. On April 22, 2025, we paid this distribution to

EQC LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

such shareholders in the aggregate amount of $172.4 million. This brought the aggregate cash liquidating distributions to $20.60 per common share, inclusive of the $19.00 per share paid in December 2024.
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
In February 2025 and 2024, the number of earned awards for recipients of the Company’s restricted stock units and market-based LTIP Units granted in January 2022 and 2021, respectively, was determined. Pursuant to the terms of such wards, we paid one-time catch-up cash distributions to these recipients in the aggregate amounts of $12.5 million and $2.0 million, in February 2025 and 2024, respectively, for distributions to common shareholders and unitholders declared by our Board of Trustees during such awards’ performance measurement period.
The following characterizes distributions paid per common share for the year ended September 30, 2025 and December 31, 2024:

	Year Ended September 30,	Year Ended December 31,
	2025	2024
Ordinary income	—%	—%
Return of capital	—%	—%
Capital gain	—%	—%
Cash liquidation distribution(1)	100.00%	100.00%
Unrecaptured Section 1250 gain	—%	—%
	100.00%	100.00%
(1)Liquidation distributions are first applied against shareholder tax basis, but not below zero. To the extent liquidation distributions exceed shareholder tax basis, such excess is taxable gain in the year of receipt. To the extent liquidation distributions are less than shareholder tax basis, any loss will be recognized in the year the final liquidation distribution is received.
Series D Preferred Shares:
On November 12, 2024, in connection with the Plan of Sale, the Company announced that its Board of Trustees authorized payment of the liquidation preference to the holders of shares of the Company’s 6.50% Series D Cumulative Convertible Preferred Shares of beneficial interest, par value $0.01 per share (the Series D Preferred Shares). A payment of $25.00 per Series D Preferred Share, plus accrued dividends of $0.08576 per Series D Preferred Share, for the period from November 15, 2024 through December 3, 2024 (the Payment Date), was paid on the Payment Date to shareholders as of the Payment Date. This payment of $123.3 million paid all amounts due and owing the holders of the Company’s Series D Preferred Shares in connection with the previously disclosed shareholder approval of the Plan of Sale and, in accordance with the terms thereof, the Series D Preferred Shares had no further right or claim to any of the remaining assets of the Company.
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

EQC LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Preferred Share Distributions:
The following characterizes distributions paid per preferred share for the year ended December 31, 2024:

Year Ended December 31,
2024
Ordinary income	6.08%
Return of capital	—%
Capital gain	—%
Cash liquidation distribution(1)	93.92%
Unrecaptured Section 1250 gain	—%
100.0%
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
On June 13, 2025, as part of the Plan of Sale, the Company transferred its remaining assets and liabilities to EQC LT. In conjunction with the transfer, EQC LT distributed all of its units of beneficial interests to EQC’s common shareholders and OP Unitholders on a one-for-one basis, with each common shareholder and OP Unitholder receiving one unit in EQC LT, or the Units, for each EQC common share or OP Unit then held of record. All outstanding EQC common shares and OP Units were then cancelled, and the Company and Operating Trust were dissolved and terminated.
The following table presents the changes in Equity Commonwealth’s issued and outstanding common shares and units from January 1, 2025 through June 13, 2025, prior to EQC’s dissolution:

	Common Shares	OP Units and LTIP Units(1)	Total
Outstanding at January 1, 2025	107,335,177	148,103	107,483,280
Repurchase and surrender of shares	(510,000)	—	(510,000)
OP Unit redemption	52,549	(52,549)	—
Share-based compensation grants and vesting, net of forfeitures	873,406	59,024	932,430
Outstanding at June 13, 2025	107,751,132	154,578	107,905,710
Noncontrolling ownership interest in the Operating Trust			0.14%
(1) The 101,634 LTIP Units outstanding as of June 13, 2025 did not participate in any Company liquidating distributions. The noncontrolling ownership interest in the Operating Trust that participated in liquidating distributions as of June 13, 2025 is 0.05%.
The carrying value of the Noncontrolling interest is allocated based on the number of OP Units and LTIP Units in proportion to the number of OP Units and LTIP Units plus the number of common shares. We adjust the Noncontrolling interest balance at the end of each period to reflect the noncontrolling partners’ interest in the net assets of the Operating Trust. Net income is allocated to the Noncontrolling interest in the Operating Trust based on the weighted average ownership percentage during the period. Equity Commonwealth’s weighted average ownership interest in the Operating Trust was 99.85% and 99.84%, respectively, for the period ended June 13, 2025 and year ended December 31, 2024.

EQC LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9.  Income Taxes
Prior to EQC’s dissolution on June 13, 2025, we were a REIT under the Internal Revenue Code of 1986, as amended, and were generally not subject to federal and state income taxes provided we distributed our taxable income to our shareholders and met other requirements for qualifying as a REIT. We are also subject to certain state and local taxes without regard to our REIT status. As a grantor trust, EQC LT is not an income tax payer. EQC LT passes its taxable income or loss to the holders of the Units.
Our provision for income taxes consists of the following (in thousands):

Ten Months Ended October 31,
2024
Current:
State and local	$(486)
Income tax (expense)	$(486)
During the ten months ended October 31, 2024, we recorded expense of $0.4 million related to uncertain tax positions, as part of our income tax provision.
A reconciliation of our effective tax rate and the U.S. Federal statutory income tax rate is as follows:

	Year Ended September 30,	Year Ended December 31,
	2025	2024
Taxes at statutory U.S. federal income tax rate	—%	21.00%
Dividends paid deduction and net operating loss utilization	—%	(21.00)%
Federal taxes	—%	—%
State and local income taxes	—%	1.53%
Effective tax rate	—%	1.53%
At December 31, 2024, we had a federal net operating loss, or NOL, carryforward of $29 million. The carryforward was not used prior to the dissolution of the REIT on June 13, 2025, and does not pass to EQC LT.
Note 10. Share-Based Compensation
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
Eligibility. Awards were available to be granted under the 2015 Omnibus Plan to employees, officers and non-employee trustees of the Company, its subsidiaries or its affiliates, or consultants and advisors (who are natural persons) providing services to the Company, its subsidiaries or its affiliates, or any other person whose participation in the 2015 Omnibus Plan is determined by the Committee to be in the best interests of the Company.
Term. The 2015 Omnibus Plan automatically terminated on March 18, 2025, ten years after the Board of Trustees approval of the 2015 Omnibus Plan.

EQC LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shares Available for Issuance. Subject to adjustment as provided in the 2015 Omnibus Plan, the maximum number of common shares of the Company that were available for issuance under the 2015 Omnibus Plan was 7,400,000 shares.
Awards. The following types of awards were available to be made under the 2015 Omnibus Plan, subject to limitations set forth in the 2015 Omnibus Plan:
· Stock options;
· Stock appreciation rights;
· Restricted stock;
· Restricted stock units;
· Unrestricted stock;
· Dividend equivalent rights;
· Performance shares and other performance-based awards;
· Limited partnership interests in any partnership entity through which the Company conducts or may conduct its business;
· Other equity-based awards; and
· Cash awards.
Recipients of the Company’s restricted shares had the same voting rights as any other common shareholder. During the period of restriction, holders of unvested restricted shares were eligible to receive dividend payments on their shares at the same rate and on the same date as any other common shareholder.  The restricted shares were service based awards and vested over a service period determined by the Committee.
Recipients of the Company’s restricted stock units, or RSUs, were entitled to receive dividends with respect to the common shares underlying the RSUs if and when the RSUs were earned, at which time the recipient was entitled to receive an amount in cash equal to the aggregate amount of cash dividends that would have been paid in respect to the common shares underlying the recipient’s earned RSUs had such common shares been issued to the recipient on the first day of the performance period. To the extent that an award did not vest, the dividends related to unvested RSUs were forfeited. The RSUs were market-based awards with a service condition and recipients earned RSUs based on the Company’s total shareholder return, or TSR, relative to the TSRs of the companies that comprise the Nareit Office Index over a three-year performance period. Following the end of the three-year performance period, the number of earned awards were determined. The earned awards vested in two tranches with 50% of the earned award vesting following the end of the performance period on the date the Committee determined the level of achievement of the performance metric and the remaining 50% of the earned award vesting approximately one year thereafter, subject to the grant recipient’s continued employment. Compensation expense for the RSUs was determined using a Monte Carlo simulation model and was recognized ratably from the grant date to the vesting date of each tranche.
LTIP Units were a class of beneficial interests in the Operating Trust that may be issued to employees, officers or trustees of the Operating Trust, the Company or their subsidiaries, or LTIP Units. Time-based LTIP Units had the same general characteristics as restricted shares and market-based LTIP Units had the same general characteristics as RSUs. Each LTIP Unit converted automatically into an OP Unit on a one-for-one basis when the LTIP Unit vested and its capital account equalized with the per-unit capital account of the OP Units. Holders of LTIP Units generally were entitled to receive the same per-unit distributions as the other outstanding OP Units in the Operating Trust, except that market-based LTIP Units did not participate in distributions until expiration of the applicable performance period, at which time any earned market-based LTIP Units generally became entitled to receive a catch-up distribution for the periods prior to such time.
Administration. The 2015 Omnibus Plan was administered by the Company’s Compensation Committee, which determined all terms and recipients of awards under the 2015 Omnibus Plan.
2025 Equity Award Activity
Our Board determined that a change in control occurred on February 25, 2025 as a result of the sale of 1225 Seventeenth Street Plaza, which it determined constituted a sale of substantially all of our assets. Accordingly, equity awards outstanding that remained unvested on February 25, 2025 vested on an accelerated basis.
During the period from January 1, 2025 through June 13, 2025, 873,406 RSUs vested, and, as a result, we issued 873,406 common shares, prior to certain employees surrendering their common shares to satisfy tax withholding obligations (see Note 7).

EQC LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2024, as part of the Plan of Sale and to facilitate an efficient wind-down of the Company, the Company terminated its various Registration Statements on Form S-8, which were used to register the Company’s common shares reserved for issuance as equity awards pursuant to the 2015 Omnibus Plan. As a result, the Company was not able to issue additional shares under the 2015 Omnibus Plan with respect to the portion of any outstanding performance-based awards that was determined to be earned in light of above-target performance. Consequently, on January 27, 2025, the Compensation Committee amended the 2022 Performance-Based Awards granted to our employees who received January 26, 2022 Performance-Based Awards, including our named executive officers, to provide that such awards would be settled in cash as to the portion of the 2022 Performance-Based Awards measured above target, with 50% of such awards vesting on February 4, 2025, when the Compensation Committee approved the performance measurement, and 50% of such awards vesting on the change in control date, subject to the terms and conditions of the applicable award agreements.
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
Outstanding Equity Awards
The table below presents a summary of restricted share, RSU and LTIP Unit activity for the year ended September 30, 2025 and December 31, 2024:

	Number of Restricted Shares and Time-Based LTIP Units	Weighted Average Grant Date Fair Value	Number of RSUs and Market-Based LTIP Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	330,591	$26.32	2,038,776	$14.74
Granted	179,454	19.35	719,326	10.86
Vested	(115,265)	26.74	(391,932)	15.47
Not earned(1)	—	—	(231,988)	15.19
Forfeited	—	—	—	—
Outstanding at December 31, 2024	394,780	$23.03	2,134,182	$13.24
Granted	—	—	—	—
Vested	(394,780)	23.03	(932,430)	13.24
Not earned(1)	—	—	(1,201,752)	13.12
Forfeited	—	—	—	—
Outstanding at September 30, 2025	—	$—	—	$—
(1) The table presents the maximum number of shares issued or issuable from outstanding equity awards. RSUs and market-based LTIP Units not earned are the shares market-based award recipients do not receive based on the performance measurement completed at the end of the performance period.

EQC LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The assumptions and fair values for the RSUs and market-based LTIP Units granted for the year ended December 31, 2024 are included in the following table on a per share and unit basis.

2024
Fair value of RSUs and market-based LTIP Units granted at the target amount	$27.08
Fair value of RSUs and market-based LTIP Units granted at the maximum amount	$10.86
Expected term (years)	4
Expected volatility	15.46%
Expected dividend yield	—%
Risk-free rate	4.06%
During the ten months ended October 31, 2024, we recorded $9.1 million of compensation expense, net of forfeitures, in general and administrative expense for grants to our trustees, employees and an eligible consultant related to our equity compensation plans. Compensation expense recorded during the ten months ended October 31, 2024 includes $0.4 million of accelerated vesting due to staffing reductions in 2024. Forfeitures are recognized as they occur.
Note 11.  Fair Value of Assets and Liabilities
Properties Held for Sale (Going Concern Basis)
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
Financial Instruments (Going Concern Basis)
Our financial instruments include our cash and cash equivalents. At December 31, 2024, the fair value of these financial instruments was not different from their carrying values.

EQC LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12.  Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

Ten Months Ended October 31,
2024
Numerator for earnings per common share - basic:
Net income	$31,715
Net income attributable to noncontrolling interest	(63)
Preferred distributions	(7,988)
Numerator for net income per share - basic	$23,664

Numerator for earnings per common share - diluted:
Net income	$31,715
Net income attributable to noncontrolling interest	(63)
Preferred distributions	(7,988)
Numerator for net income per share - diluted	$23,664

Denominator for earnings per common share - basic and diluted:
Weighted average number of common shares outstanding - basic(1)	107,373
RSUs(2)	844
LTIP Units(3)	103
Weighted average number of common shares outstanding - diluted	108,320

Net income per common share attributable to Equity Commonwealth common shareholders:
Basic	$0.22
Diluted	$0.22

Anti-dilutive securities(4):
Effect of Series D preferred shares; 6.50% cumulative convertible	4,032
Effect of OP Units and time-based LTIP Units(5)	177
(1) The ten months ended October 31, 2024 include 129 weighted-average, unvested, earned RSUs, respectively.
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

EQC LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.  Segment Information
 Our primary business was the ownership and operation of office properties, and we have one reportable segment. One hundred percent of our revenues for the ten months ended October 31, 2024 were from office properties.
We define our segments on the basis in which internally reported financial information is regularly reviewed by the chief operating decision maker, or CODM, to analyze financial performance, make decisions, and allocate resources. Our CODM is the person who served as the Company’s Executive Vice President and Chief Operating Officer. Our CODM uses components of net income in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources. Our significant segment expenses include operating expenses and general administrative expenses which are presented on our consolidated statements of operations.
Note 14.  Related Person Transactions
The following discussion includes a description of our related person transactions for the year ended September 30, 2025 and December 31, 2024.
We leased office space for our corporate headquarters at Two North Riverside Plaza, in Chicago, Illinois (Two North Office Building). From January 1, 2024 through May 22, 2025, the Two North Office Building was owned by Two North Riverside Plaza Joint Venture Limited Partnership (Two North Owner), an entity associated with Equity Group Investments (EGI), a private entrepreneurial investment firm founded by Sam Zell, our former Chairman who passed away on May 18, 2023. During that time, Messrs. Helfand and Weinberg were advisors to EGI and certain other members of our team were involved in EGI’s activities. On May 23, 2025, the Two North Owner transferred ownership of the Two North Office Building to a subsidiary of its lender via a deed-in-lieu of foreclosure, which subsequently sold the Two North Office Building to an unrelated third party.
Effective July 20, 2015, we entered into a lease with Two North Riverside Plaza Joint Venture Limited Partnership to occupy office space on the twentieth and twenty-first floors of Two North Riverside Plaza in Chicago, Illinois (Two North Office Lease).The initial term of the lease was approximately five years, expiring on December 31, 2020.
In August 2023, we entered into an amendment to the Two North Office Lease extending the lease term for one year, through December 31, 2024, with no renewal options and contracting square feet to the space on the twentieth floor. The lease payment for the extended term was $0.4 million.
In April 2024, we entered into an amendment to the Two North Office Lease extending the lease term for two additional years, through December 31, 2026, with no renewal options. The lease payment for the extended term was $0.4 million per year. The Two North Office Lease allowed EQC to terminate the lease early for a termination fee equal to three-months’ base rent (Termination Fee). On or about August 30, 2025, we provided notice and subsequently paid the Termination Fee to terminate the lease effective September 30, 2025.
During the ten months ended October 31, 2024, we recognized expenses of $0.3 million pursuant to the Two North Office Lease.
Note 15.  Subsequent Events
None.

EQC LIQUIDATING TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION LIQUIDATION BASIS
September 30, 2025
(dollars in thousands)

Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at December 31, 2023 (Going Concern Basis)	411,887	180,535
Additions	12,273	7,538
Loss on asset impairment	(32,960)	—
Disposals	(209,861)	(118,255)
Net liquidation adjustment	(48,839)	(69,818)
Balance at December 31, 2024 (Liquidation Basis)	132,500	—
Disposals	(132,500)	—
Balance at September 30, 2025 (Liquidation Basis)	$—	$—

S-1